Form 10QSB
period 1996-03-31
PHC INC /MA/
filed 1996-05-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO


 COMMISSION FILE NUMBER        0-23524


                                    PHC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Massachusetts                              04-2601571
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

200 Lake Street, Suite 102, Peabody MA                    01960
- - --------------------------------------------           -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                          508-536-2777
                  (ISSUER'S TELEPHONE NUMBER)

- - ------------------------------------------------------------------
(FORMER  NAME,  FORMER  ADDRESS AND FORMER  FISCAL YEAR,  IF CHANGED  SINCE LAST
REPORT)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| PHC, Inc. became subject to the Exchange Act on March 3, 1994.

 APPLICABLE ONLY TO CORPORATE ISSUERS
 Number of shares outstanding of each class of common equity, as of May 2, 1996

         Class A Common Stock               2,227,310
         Class B Common Stock                 812,889
         Class C Common Stock                 199,816

 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
 (Check one):
  Yes  |_|  No |X|



PART I.  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS
                            PHC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                             Mar. 31          June 30
                                                                              1996             1995
ASSETS                                                                     (Unaudited)
Current assets:
   Cash .............................................................   $     82,552    $    586,738
   Accounts receivable, net of allowance for bad debts of
   1,638,035 at Mar. 31, 1996 and 815,458 at June 30, 1995 ..........      9,090,625       5,964,279
   Prepaid expenses .................................................        279,742         174,539
   Other receivables and advances ...................................         73,232          81,889
   Deferred Income Tax Asset ........................................        364,646         251,863
                                                                        ------------    ------------
     Total current assets ...........................................      9,890,797       7,059,308
Accounts Receivable, Non Current ....................................        670,000         656,734
Loan Receivable .....................................................           --            96,343
Property and equipment, net .........................................      8,279,019       7,086,637
Other assets ........................................................      1,138,405         352,795
Net assets of operations held for sale ..............................         56,474         163,568
                                                                        ------------    ------------
     Total ..........................................................     20,034,695      15,415,385
                                                                        ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................      2,454,125    $  2,282,765
  Notes payable--related parties ....................................         36,600          46,598
  Notes payable-- bank ..............................................           --           100,000
  Current maturities of long term debt ..............................        290,330          61,438
  Current portion of obligations under capital leases ...............         83,872          59,212
  Accrued and withheld taxes ........................................         13,910          17,948
  Accrued payroll, payroll taxes and benefits .......................           --           535,525
  Accrued expenses and other liabilities ............................      1,296,513         549,898
  Deferred revenue ..................................................           --            55,453
                                                                        ------------    ------------
     Total Current liabilities ......................................      4,175,350       3,708,837
                                                                        ------------    ------------
Construction note payable ...........................................           --         5,041,243
Long-term debt ......................................................      7,637,375         640,793
Obligations under capital lease .....................................      1,484,498       1,474,976
Notes payable related parties .......................................         55,296          88,996
                                                                        ------------    ------------
  Total noncurrent liabilities ......................................      9,177,169       7,246,008
                                                                        ------------    ------------
  Total liabilities .................................................     13,352,519      10,954,845
                                                                        ------------    ------------
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized,
      none issued ...................................................           --              --
  Class A common stock, $.01 value; 10,000,000 shares authorized,
    2,203,843 and 1,504,662 shares issued March 1996 and June 1995 ..         22,038          15,047
  Class B common stock, $.01 par value; 2,000,000 shares authorized,
    815,469 and 898,795 shares issued  March 1996 and June, 1995,
    convertible into one share of Class A common stock ..............          8,155           8,988
  Class C common stock, $.01 par value; 200,000 shares authorized
    and 199,816 and 199,966 shares issued March 1996 and June, 1995 .          1,998           2,000
  Additional paid-in capital ........................................      7,823,218       5,554,874
  Notes receivable related to purchase of 31,000 shares of Class A
    common stock ....................................................        (65,697)        (75,362)
  Accumulated Deficit ...............................................     (1,107,536)     (1,045,007)
                                                                        ------------    ------------
  Total Stockholders' Equity ........................................      6,682,176       4,460,540
                                                                        ------------    ------------
  Total .............................................................   $ 20,034,695    $ 15,415,385
                                                                        ============    ============

                 See Notes to Consolidated Financial Statements







                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months Ended                Nine Months Ended
                                                March 31                       March 31
                                         1996          1995             1996           1995
Revenues:
Patient Care, net .................   $ 6,567,335    $ 4,658,441    $ 15,935,970    $ 12,088,821
Management Fees ...................        63,599         31,387         164,844          94,656
                                      -----------    -----------    ------------    ------------
        Total revenue .............     6,630,934      4,689,828      16,100,814      12,183,477
                                      ===========    ===========    ============    ============

Operating expenses:
  Patient care expenses ...........     3,276,949      2,591,310       8,893,030       7,048,258
  Administrative expenses .........     2,966,822      1,591,092       6,589,688       4,330,765
  Contract expenses ...............        31,671         33,328          93,673         101,586
                                      -----------    -----------    ------------    ------------
        Total operating expenses ..     6,275,442      4,215,730      15,576,391      11,480,609
                                      ===========    ===========    ============    ============

Income from operations ............       355,492        474,098         524,423         702,868

Other income (expense):
  Interest income .................         4,225          1,996          10,787          23,737
  Other income ....................        46,282         10,327         141,744         174,617
  Startup costs nursing facility ..          --             --          (128,313)           --
  Interest expense ................      (260,264)      (145,775)       (629,988)       (413,282)
  Gain (loss) from operations held
    for sale ......................         1,136         (1,926)         18,819            (589)
                                      -----------    -----------    ------------    ------------

        Total other income expense)      (208,621)      (135,378)       (586,951)       (215,517)
                                      -----------    -----------    ------------    ------------

Income before Provision for Taxes .   $   146,871    $   338,720    $    (62,528)   $    487,351

Provision for Income Taxes ........          --          111,298            --           164,775
                                      -----------    -----------    ------------    ------------

NET INCOME ........................       146,871    $   227,422         (62,528)   $    322,576
                                      ===========    ===========    ============    ============

Net Income (Loss) per share .......           .05            .09            (.02)            .13

Weighted average number
  of shares outstanding ...........     2,783,505      2,418,518       2,539,800       2,427,951

                 See Notes to Consolidated Financial Statements







                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the Nine Months Ended
                                                                      March 31
                                                                 1996             1995
Cash flows from operating activities:
  Net income .............................................   $   (62,528)   $   322,576
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and Amortization ..........................       352,231        188,097
  (Increase) in accounts receivable ......................    (3,139,612)    (1,292,969)
  (Increase) in Prepaids and other current
     Assets ..............................................      (209,329)      (414,380)
  (Increase) decrease in other assets ....................       (31,971)       445,240
  (Increase) decrease in net assets of operations held for
     Resale ..............................................       107,094        (19,243)
  Increase in accounts payable ...........................        49,769        114,100
  Increase (decrease) in accrued and withheld taxes ......        13,910           --
  Increase (decrease) in accrued expenses and other
   liabilities ...........................................       155,637       (269,536)
                                                             -----------    -----------

      Net cash used in operating activities ..............    (2,764,799)      (926,115)
                                                             -----------    -----------

Cash flows from investing activities:
  Acquisition of PHC-MI ..................................          --         (584,435)
  Acquisition of property & equipment ....................    (1,530,567)      (789,189)
  Cost related to business acquisition ...................      (575,000)          --
Disposal of property & equipment .........................          --           20,422
                                                              -----------    -----------

      Net cash used in investing activities ..............    (2,105,567)    (1,353,202)
                                                             -----------    -----------

Cash flows from financing activities:
  Issuance of Common Stock ...............................     2,274,501           --
  Net debt activity ......................................     2,091,679        731,823
                                                             -----------    -----------

      Net cash provided by financing activities ..........     4,366,180        731,823
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH ..........................      (504,186)    (1,547,494)

Beginning cash balance ...................................       586,738      2,209,777
                                                             -----------    -----------

ENDING CASH BALANCE ......................................   $    82,552    $   662,283
                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE A - THE COMPANY

         PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan, out-patient psychiatric centers in Nevada and Kansas and a long-term care facility in Massachusetts. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned (collectively the "Company"):

         PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island , Inc. ("PHRI"), provide treatment of addictive disorders and chemical dependency. Prior to the closing of Marin Grove (a substance abuse treatment facility in California) in August 1994, PHC of California, Inc. ("PHCC") also provided treatment of addictive disorders and chemical dependency. PHC of Rhode Island, Inc. operates Good Hope Center which was purchased on March 16, 1994. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. PHC of Michigan, Inc. ("PHM"), operates Harbor Oaks Hospital which was purchased on September 20, 1994. PHM provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates Harmony Healthcare which was purchased on November 1, 1995 for $575,000 and 75,000 shares of PHC, Inc. stock. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. (PHK), operates Total Concept EAP which was purchased on March 15, 1996 for 12,000 shares of PHC, Inc. class A common stock. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has been systematically phasing out its day care center operations and the operating results of STL and its net assets have been classified as "operations held for sale" in the Condensed Consolidated Financial Statements. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE B - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not indicative of the results that may be expected for the year ending June 30, 1996. The accompanying financial statements should be read in conjunction with the June 30, 1995 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 2, 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION




                           PHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Net patient care revenue increased 41% from $4,658,441 for the three months ended March 31, 1995 to $6,567,335 for the three months ended March 31, 1996. This increase in revenue is due primarily to the acquisition in November 1995 of the Company's first outpatient psychiatric center, and an increase in available beds for the long term care facility. Net Income decreased 35% from $227,422 for the three months ended March 31, 1995 to $146,871 for the three months ended March 31, 1996. This decrease in net income is due primarily to start up costs incurred relating to the increase in long term care beds and costs associated with the acquisition of new outpatient psychiatric centers located in Nevada and Kansas.

        Net patient care revenue for the substance abuse facilities decreased from $2,344,675 for the quarter ended March 31, 1995 to $2,195,508 for the same period in 1996. This decrease in revenue is due to a decline in patient census. Net patient care revenue for the long term care facility increased from $1,073,360 for the three months ended March 31, 1995 to $1,742,732 for the three months ended March 31, 1996 due to an increase in net revenue per patient day and the number of occupied beds. The long term care facility opened the thirty-seven bed addition on September 29, 1995 which resulted in increased bed rates and census.

LIQUIDITY AND CAPITAL RESOURCES

        On February 13, 1996, the Company issued in a private placement to accredited investors, shares of Class A Common Stock, par value $.01 per share, of the Company ("Class A Common Stock") and Warrants to purchase shares of Class A Common Stock ("Warrants"), in Units comprised of 6,250 Shares of Class A common Stock and 9,375 Warrants. A total of 79 Units, representing 493,750 shares of Class A Common Stock and 740,625 Warrants were issued in the offering at a gross purchase price of $1,975,000. Fees and expenses payable in connection with the offering include $256,750 of fees and expenses payable to the Placement Agent. Subject to the terms and conditions of the applicable Warrant Agreement, each Warrant is exercisable for one share of Class A Common Stock at an exercise price of $4.00, subject to adjustment upon certain events. The Warrants expire three years from the date of issuance. The Company granted the purchasers in such offering certain registration rights with respect to their offer and sale of the securities issued in such offering. Upon the issuance of the Units described above, certain additional shares of Class A Common Stock or securities exercisable therefor became issuable under the antidilution provisions of certain outstanding securities of the Company. In addition, a total of 33,694 Bridge Warrants were exercised during the quarter resulting in approximately $153,950 in additional cash flow to the company.

         A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable increased during the quarter ended March 31, 1996 by 19.2%, approximately $1,575,500, which contributed to cash used in operations during the quarter of approximately $2,167,500. This increase in accounts receivable is primarily the result of an increase in revenue, a change in receivables ownership, and a decrease in receivables funding due to a stronger cash position. The company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

         The Company believes that it has the necessary liquidity and capital resources and contingent funding commitments to sustain existing operations for the foreseeable future. The Company also intends to expand its operations through the acquisition or establishment of additional treatment facilities. The Company's expansion plans will be dependent upon obtaining adequate financing as such opportunities arise.

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PHC, Inc.
                                                     Registrant


Date:  May 14, 1996                                  /s/ Bruce A. Shear
                                                     Bruce A. Shear
                                                     President
                                                     Chief Executive Officer

Date:  May 14, 1996                                  /s/ Paula C. Wurts
                                                     Paula C. Wurts
                                                     Controller
                                                     Assistant Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION

27                                  Financial Data Schedule.