Form 10KSB
period 1996-06-30
PHC INC /MA/
filed 1996-10-04
CIK 915127

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended June 30, 1996
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from to


Commission file number: 0-23524
                                   PHC, INC.
                (Name of small business issuer in its charter)

MASSACHUSETTS                             04-2601571
(State   or   other   jurisdiction   of   (I.R.S. Employer Identification No.)
incorporation or organization)


200 LAKE STREET, SUITE 102, PEABODY, MA 01960 (Address of principal executive (Zip Code) offices)

Issuer's telephone number: (508) 536-2777

             Securities registered under Section 12(b) of the Act:

                                     NONE.

            Securities registered under Section 12(g) of the Act:

                 Units  (each  unit  consisting  of one  share of CLASS A COMMON
                STOCK AND ONE CLASS A WARRANT)
                               (Title of class)

                CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of class)

        CLASS A WARRANTS TO PURCHASE ONE SHARE OF CLASS A COMMON STOCK
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the fiscal year ended June 30, 1996 were $21,802,758.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 13, 1996, was $17,840,970. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At September 13, 1996, 2,327,624 shares of the issuer's Class A Common Stock, 806,556 shares of the issuer's Class B Common Stock and 199,816 shares of the issuer's Class C Common Stock were outstanding.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                               Yes      No  X

                                      PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

INTRODUCTION

      PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric and long-term care. The Company currently operates three substance abuse treatment facilities:
Highland Ridge Hospital, located in Salt Lake City, Utah, ("Highland Ridge"); Mount Regis Center, located in Salem, Virginia, near Roanoke ("Mount Regis"); and Good Hope Center, located in West Greenwich, Rhode Island ("Good Hope"). Until August 16, 1994, the Company operated Marin Grove, a substance abuse treatment facility in California ("Marin Grove"). On September 20, 1994, the Company acquired the business and certain assets of Harbor Oaks Hospital ("Harbor Oaks"), a 64-bed psychiatric hospital located in New Baltimore, Michigan. The Company's subacute and long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), which until September 7, 1994 was known as Franvale Nursing Home, is located in Braintree, Massachusetts. On November 1, 1995, the Company acquired the business and certain assets of Harmony Counseling Services, a provider of outpatient psychiatric services in Las Vegas, Nevada for a purchase price of $575,000 plus 75,000 shares of PHC, Inc. Class A Common Stock which now operates as Harmony Healthcare. On March 15, 1996, the Company acquired the business and certain assets of Total Concept EAP, a provider of outpatient psychiatric services in Shawnee Mission, Kansas, in a total stock transaction for 12,000 shares of Class A Common Stock which operates under the name of Total Concept.

      The Company's substance abuse facilities provide specialized treatment services to patients who typically have poor recovery prognoses and who are prone to relapse. These services are offered in small specialty care and subacute facilities (i.e., facilities designed to provide care to individuals who no longer require hospital care but who require some medical care), which permits the Company to provide its clients with efficient and customized treatment without the significant costs associated with the management and operation of general acute care hospitals. The Company tailors these programs and services to "safety-sensitive" industries and concentrates its marketing efforts on the transportation, oil and gas exploration, heavy equipment, manufacturing, law enforcement, gaming, and health services industries.

      The psychiatric facility which was purchased in September 1994 provides psychiatric care to children, adolescents and adults. The Company draws patients from the local population and uses the facility as a mental health resource to complement its substance abuse facilities. The outpatient psychiatric clinics provide psychiatric treatment for adults, adolescents and children.

      The Company's long-term care facility provides traditional geriatric care services as well as specialized subacute services. The facility provides care to the high acuity segment (patients requiring a significant amount of medical care) of the geriatric population and to younger patients who require skilled nursing care for longer terms than typically associated with a general acute care hospital. The Company's long-term care services are offered in a larger, more traditional setting than the Company's substance abuse facilities, enabling the Company to take advantage of economies of scale to provide cost-effective treatment alternatives. The Company markets its long-term care to hospitals, insurers and managed care providers, in addition to marketing directly to prospective residents and their families.

      The Company's strategy of providing services to particular markets has resulted in customized, outcome-oriented programs, which the Company believes produce overall cost savings to the patient or client organization. The substance abuse facilities provide treatment services designed to prevent relapse. Such services, while potentially more costly on a per patient stay basis, often result in long-term health care cost savings to insurers, patients and patients' families. The Company's long-term care facility achieves its cost containment objective by providing care to high acuity patients in a setting that produces positive outcomes through the use of tailored services. The specific skilled services that are provided are similar to those offered in acute care hospitals without the added overhead cost.

       The Company was organized as a Delaware corporation in 1976 under the name American International Health Services, Inc. In 1980, the Company merged into an inactive publicly held Massachusetts corporation and was the surviving corporation in the merger. The Company changed its name to "PHC, Inc." as of November 24, 1992. The Company is based in Massachusetts and is unaffiliated with an inactive Minnesota corporation of the same name. From the time of its organization in 1976 until 1992, the Company managed treatment programs for addictive disorders for acute care hospitals located in as many as twelve states. Additionally, in 1984 the Company began to operate its own free-standing treatment facilities for addictive disorders. The Company does business under the tradename "Pioneer Healthcare." With the exception of the services provided directly by the Company under the name Pioneer Development Support Services, the Company operates as a holding company, providing administrative, legal and programmatic support to its subsidiaries.

      The Company plans to expand its operations through the acquisition or establishment of additional substance abuse, long-term care and psychiatric treatment facilities.

SUBSTANCE ABUSE FACILITIES

      INDUSTRY BACKGROUND

      The demand for substance abuse treatment services increased rapidly in the last decade. The Company believes that the increased demand is related to clinical advances in the treatment of chemical dependencies, greater societal willingness to acknowledge the underlying problems as treatable illnesses, improved health insurance coverage for addictive disorders and chemical dependencies and governmental regulation which requires certain employers to provide information to employees about, among other things, available drug counseling and employee assistance programs.

      To contain costs associated with behavioral health issues, in the 1980s many private payors instituted managed care programs for reimbursement, which include pre-admission certification, case management or utilization review and limits on financial coverage or length of stay. These cost containment measures have encouraged outpatient care for behavioral problems, resulting in a shortening of the length of stay and revenue per day in inpatient chemical abuse facilities. The Company believes that it has addressed these cost containment measures by specializing in treating relapse-prone patients with poor prognoses who have failed in other treatment settings. These patients require longer lengths of stay and come from a wide geographic area. The Company continues to develop alternatives to inpatient care including partial day and evening programs in addition to onsite and offsite outpatient programs.

      The Company believes that because of the apparent unmet need for certain intense clinical and medical services, its strategy has been successful despite national trends towards outpatient treatment, shorter inpatient stays and rigorous scrutiny by managed care organizations.

      The Company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients. The Company's three substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs. Each facility caters to a slightly different patient population. Highland Ridge in Utah specializes in providing services to high-risk, relapse-prone chronic alcoholics and drug addicts and Mount Regis in Virginia specializes in the treatment of minority groups and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders). Good Hope Center concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents. The Company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

      Each of the Company's facilities operates a case management program for each patient. This includes a clinical and financial evaluation of a patient's circumstances to determine the most cost-effective modality of care from among outpatient treatment, detoxification, inpatient, day care, specialized relapse treatment and others. In addition to any care provided at one of the Company's facilities, the case management program for each patient includes aftercare. Aftercare may be provided through the outpatient services provided by a facility. Alternatively, the Company may arrange for outpatient aftercare, as well as family and mental health services, through its numerous affiliations with clinicians located across the country once the patient is discharged.

      As a general rule, the Company attempts not to accept patients who do not have either insurance coverage or adequate financial resources to pay for treatment. Each of the Company's substance abuse facilities does, however, provide treatment free of charge to a small number of patients each year who are unable to pay for treatment but who meet certain clinical criteria and who are believed by the Company to have the requisite degree of motivation for treatment to be successful. In addition, the Company provides follow-up treatment free of charge to relapse patients who satisfy certain criteria. The number of patient days attributable to all patients who receive treatment free of charge in any given fiscal year is less than 5%.

      The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's workforce. For example, subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as The Drug Free Workplace Act) (the "Drug Free Workplace Act"), requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options prior to termination of employment.

      Although the Company does not provide federally approved mandated drug testing, the Company treats employees who have been referred to the Company as a result of compliance with the Drug Free Workplace Act, particularly from companies that are part of safety sensitive industries, such as railroads, airlines, trucking firms, oil and gas exploration companies, heavy equipment companies and manufacturing companies.

      HIGHLAND RIDGE

      Highland Ridge is a 34-bed alcohol and drug treatment hospital which the Company has been operating since 1984. It is the oldest free-standing chemical dependency hospital in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and received an unconditional three-year accreditation effective July 1, 1993 which was automatically extended pending the results of the current survey, which was completed in August, 1996. Highland Ridge is also licensed by the Utah Department of Health.

      The patient population of Highland Ridge typically is between the ages of 18 and 70. Approximately 21% of the clients are female and 11% are minority group members. Most patients are from Utah and surrounding states. Individuals typically access Highland Ridge's services through professional referrals, family members, employers, employee assistance programs or contracts between the Company and health maintenance organizations located in Utah.

      A pre-admission evaluation, which involves an evaluation of psychological, cognitive and situational factors is completed for each prospective patient. In addition, each prospective patient is given a physical examination upon admission. Diagnostic tools, including those developed by the American Psychological Association, the American Society of Addiction Medicine and the Substance Abuse Subtle Screening Inventory are used to develop an individualized treatment plan for each client. The treatment regimen involves an interdisciplinary team which integrates the twelve-step principles of self-help organizations, medical detoxification, individual and group counseling, family therapy, psychological testing, psychiatric support, stress management, dietary planning, vocational counseling and pastoral support. Highland Ridge also offers extensive aftercare assistance. Individuals for whom treatment is inappropriate are referred to other community and professional resources.

      Highland Ridge was the first private for-profit hospital to address specifically the special needs of chemically dependent women in Salt Lake County. Approximately 40 women have been treated in an inpatient setting at no charge since the program's inception in 1988. In addition, Highland Ridge has contracted with Salt Lake County to provide medical detoxification services targeted to women. The hospital also operates a specialized continuing care support group to address the unique needs of women and minorities.

      Highland Ridge periodically conducts or participates in research projects. Highland Ridge is presently the site for a research project being conducted by the University of Utah Medical School. The research explores the relationship between individual motivation and treatment outcomes. This research is regulated and reviewed by the Human Subjects Review Board of the University of Utah and is subject to federal standards that delineate the nature and scope of research involving human subjects. Highland Ridge benefits from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers.

      See "Description of Property - Highland Ridge."

      MOUNT REGIS

      Mount Regis is a 25-bed, free-standing alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The business, which was acquired in 1987, is the oldest program of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO, and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia.

      Mount Regis' patient population typically ranges in age from 18 to 70. In the June 30, 1996 fiscal year, approximately 36% of Mount Regis' clients were minority group members and 19% were females. Approximately 101 women have been treated in an inpatient setting at no charge since the program's inception. The programs at Mount Regis are designed to be sensitive to needs of women and minorities. The majority of Mount Regis clients are from Virginia and surrounding states. In addition, because of its relatively close proximity and accessibility to New York, Mount Regis has been able to attract an increasing number of referrals from New York-based labor unions.

      Mount Regis has established programs which allow the Company to better treat dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders), cocaine addiction and relapse-prone patients. The multi-disciplinary case management, aftercare and family programs are designed to prevent relapse.

      Until April of 1994, the Company leased the facility from Mount Regis Center, Limited Partnership (the "Mount Regis Partnership"), a related party. In April of 1994, PHC, Inc. purchased all of the limited partnership interests in the Mount Regis Partnership which were not owned by the Company for a purchase price of $31,250 per share, with the exception of shares owned by Bruce A. Shear, the President of the Company, for which PHC, Inc. paid $25,000 per share. The initial investment cost per share was $25,000. PHC, Inc. then assigned its interest to PHC of Virginia, Inc., thus dissolving the limited partnership. The Certificate of Cancellation of Limited Partnership was recorded June 30, 1994 and, on the same date, the Limited Partnership transferred ownership of the real estate for Mount Regis to PHC of Virginia, Inc. The property was transferred subject to an existing outstanding mortgage of approximately $531,000. In connection with the dissolution of the Mount Regis Partnership, the Company paid all of its outstanding debt to the Mount Regis Partnership in the amount of $262,500. The Company also paid $53,041 to the former limited partners for their net profit share through the date of transfer. See "Description of Property Mount Regis."

      In April 1993, Mount Regis purchased a free-standing outpatient clinic in Roanoke called "Changes" from Alternative Counseling Services, Inc. The purchase price of the clinic was $69,535, $23,900 of which was paid in cash and $45,635 of which was paid with two promissory notes of the Company, one in the principal amount of $15,635 and one in the principal amount of $30,000. The $15,635 promissory note was paid off in July of 1994. Minimum monthly payments due under the $30,000 promissory note are $650.00 plus 12% of the clinic receipts over $14,000 a month from May 1993 through April 1996 until paid in full. Such payments not to exceed $30,000 in the aggregate. See "Description of Property Mount Regis."

      The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.



      GOOD HOPE CENTER

      On March 16, 1994, the Company completed the purchase of the operating assets of Good Hope, a 49-bed substance abuse treatment facility located in West Greenwich, Rhode Island, together with related outpatient programs. In addition to the West Greenwich facility, Good Hope has a satellite location in North Smithfield, Rhode Island. The West Greenwich facility is located on an approximately 70-acre site three hours from New York City and one hour from Boston. All 49 beds are located in West Greenwich. Good Hope has both adult and adolescent programs which are located in separate buildings. Outpatient and day treatment programs are also located at this site. The satellite site operates both outpatient and day treatment substance abuse programs. See "Description of Property - Good Hope."

      Good Hope concentrates on providing services to insurers, managed care networks and health maintenance organizations (HMOs). Good Hope provides the same quality of individualized treatment provided by the Company's other facilities by working closely with the managed care and HMO staff. The Company recognizes that not all clients are in need of, nor are appropriate recipients of, acute care alcohol and drug treatment services. Good Hope also utilizes its outpatient programs to provide a continuum of care to local patients. The day treatment license permits treatment of substance abuse, which encompasses primary diagnoses of both alcohol abuse and drug abuse.

      Good Hope has the Company's only substance abuse treatment program for adolescents. This program has filled a need of the Company's other facilities for a reliable referral for adolescents. Most of the patients treated at Good Hope are from the New England area and approximately 30% are minorities.

      Good Hope Center has experienced a decline in census and continues to operate at a loss primarily as a result of the loss of referrals from the Department of Child, Youth and Family Services (DCYF) contract funded by the State of Rhode Island which created a substantial decline in adolescent census. Management changes have been made and the Company's management team is focusing its efforts to re-engineer this program from both an expense reduction and revenue enhancement plan.


      DISCONTINUANCE OF OPERATIONS AT MARIN GROVE

      On August 16, 1994, the Company discharged the last patient from and discontinued operations at Marin Grove, its substance abuse treatment facility located in Marin County, California. The operations were discontinued based on the Company's assessment that the continued poor financial performance of Marin Grove did not justify the pending purchase of the Marin Grove facility or the expenditures of additional sums to cover operating losses. This resulted in a writedown of assets in the 1994 fiscal year of approximately $170,000 related to the purchase and discontinued operations.

      The Company had been granted a purchase option to acquire the real estate for the Marin Grove facility from the lessor for $950,000 under the terms of a settlement conference order issued as a result of litigation related to the validity of the underlying lease agreement.

      A settlement agreement with the lessor was finalized on September 8, 1994 which terminated the purchase option for Marin Grove and allowed the Company to continue to occupy the administrative building and rental apartments until November 30, 1994. Subsequently, the litigation described in the preceding paragraph was dismissed with prejudice. The Company was obligated to pay rent in the amount of $40,000 for the period ended November 30, 1994.


      PROPOSED SHORT-TERM INTENSIVE INPATIENT TREATMENT FACILITY

      The Company had proposed to develop a short-term intensive inpatient treatment center in Lynn, Massachusetts. The site on which such treatment center was to be located is the former Mt. Pleasant Hospital which is owned by the Shear Family Trust and the NMI Trust (the "Shear Trusts"), two family trusts established by the Shear family. The Company has recently made a decision not to pursue this project. As a result, the Company has received from the Shear Trusts a refund of its option deposit payment of $50,000 previously made by the Company, plus accrued interest thereon, and will obtain reimbursement of certain development expenses over time. The Company has been paid $6,000 through June, 1996 and the Company will receive additional monthly payments of $500.00 until paid in full.

      HELPLINE REFERRAL SERVICE

In the spring of 1994 the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), is a national, 24-hour telephone service which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 1996. This operation is physically located in Highland Ridge Hospital, but services are provided by staff dedicated to PDS2. PDS2 is currently operated by the parent entity, PHC, Inc.

      OPERATING STATISTICS

      The  following   table  reflects   selected   financial  and   statistical
information for the operating companies offering substance abuse treatment:

                                         YEAR ENDED JUNE 30

                                         1996          1995
                                         ----          ----
Net patient service revenues......    $10,307,262   $8,894,976
PDS2                                   $233,164      $128,157
Revenues..........................
Net revenues per patient day (1)..       $380          $397
Average occupancy rate (2)........        63%          66%
Total number of beds at endof period      108          108

(1) Net revenues per patient day is net patient service revenues divided by total patient days.

(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of licensed beds available in such period. The total licensed beds available include only four months for Good Hope in 1994 and 47 days for Marin Grove in 1995 due to its closing. In calculating average occupancy rates, the total number of patient days includes patient days attributed to scholarship patients as well as patient days attributed to relapse patients for whom treatment is provided by the Company without charge. In each of the fiscal years ended June 30, 1994, 1995 and 1996, these patient days accounted for less than 5% of the total number of patients for the fiscal year.

PSYCHIATRIC FACILITY

      INTRODUCTION

      On September 20, 1994 the Company acquired its first psychiatric facility, Harbor Oaks Hospital. The Company believes that its proven ability to provide high quality, cost-effective care in the treatment of substance abuse will assist it in growing in the related behavioral health field of psychiatric treatment.

      HARBOR OAKS

      Harbor Oaks is a 64-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit along a highly populated corridor surrounding Interstate Highway-94. Harbor Oaks is licensed by the Department of Mental Health of the State of Michigan and is accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. In addition to drawing patients from Macomb, Oakland and St. Clair Counties in Michigan as the prior owner did, the Company utilizes the Harbor Oaks facility as a mental health resource to complement its nationally focused substance abuse treatment programs. See "Description of Property Harbor Oaks."

      Through a management agreement with New Life Treatment Centers, Inc. the Hospital also offers counseling programs with a Christian philosophy on an inpatient and partial hospitalization basis. This program has attracted patients from across the state, as well as from bordering Ohio.

      In September, 1996, Harbor Oaks received approval from the Michigan Department of Public Health for a Certificate of Need for a 20-slot Child/Adolescent Partial Hospitalization Program to be located in Port Huron, Michigan.

      OPERATING STATISTICS

      The  following   table  reflects   selected   financial  and   statistical
information for Harbor Oaks:

                                                         YEAR ENDED JUNE
                                                        30

                                      INPATIENT   INPATIENT   PARTIAL  PARTIAL
                                                             HOSPITAL  HOSPITAL
                                        1996        1995       1996      1995
                                        ----        ----       ----      ----
Net patient service revenues......   $5,296,874  $2,755,642  $921,537  $449,215
Net revenues per patient day (1)..      $548        $533       $261      $176
Average occupancy rate (2)........      64.4%       52.2%       N/A       N/A
 Total  number  of  beds  at  end of     64          64         N/A       N/A
period............................
  Sources of revenues:
    Private(3)....................      75.5%       63.6%       N/A       N/A
    Government(4) ................      24.5%       36.4%       N/A       N/A

(1) Net revenues per patient day is net patient service revenues divided by total patient days.

(2) Average occupancy rate was obtained by dividing the total number of patient days in each period by the number of licensed beds available in such period.

(3) Private pay percentage is the percentage of total patient days derived from all payors other than Medicare and Medicaid.

(4) Government pay percentage is the percentage of total patient days derived from the Medicare and Medicaid programs.


OUTPATIENT PSYCHIATRIC FACILITIES

      INTRODUCTION

      On November 1, 1995 the Company acquired its first outpatient psychiatric clinic, Harmony Healthcare. On March 15, 1996 the Company acquired Total Concepts, EAP, which operates Employee Assistance Programs and provides out patient behavioral health care to adults, adolescents and children. The Company believes its proven ability to provide high quality inpatient psychiatric treatment will be a catalyst for the further development of its outpatient treatment programs.

      HARMONY HEALTHCARE

      Harmony Healthcare, located in Las Vegas, Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates Employee Assistance Programs for several large casino companies including Boyd Gaming Corporation, the MGM Grand, the Mirage and Treasure Island resorts, which includes a rapid response program to provide immediate assistance 24 hours a day.

      TOTAL CONCEPT EAP

      Total Concept EAP, located in Shawnee Mission, Kansas, provides behavioral health care to children, adolescents and adults and manages Employee Assistance Programs for local businesses.

      OPERATING STATISTICS

      The  following   table  reflects   selected   financial  and   statistical
information for the outpatient psychiatric centers for the year ended June 30, 1996:

                       Net revenues
                             Individual              $  648,302
                             Contract                $  503,365
                                                    -----------
                                                     $1,151,667
                       Total
                       Sources of revenues:
                             Private                       89%
                             Government                    11%


      On August 31, 1996, the Company completed the acquisition of four outpatient psychiatric clinics known as North Point located in Michigan for a purchase price of $110,000 plus 15,000 shares of Class A Common Stock. On September 7, 1996, the Company purchased three additional outpatient psychiatric clinics from Value Behavioral Health for a purchase price of $150,000 adjustable to $50,000 if certain contracts are not finalized within six months. The Company will operate six of the acquired clinics as Pioneer Counseling Centers.


LONG-TERM CARE FACILITY

      INDUSTRY BACKGROUND

      The fastest growing market in the health care industry is the segment which provides services for people 65 years of age and older. Demographers predict that this population segment will increase dramatically in the next 20 years. The Company believes that there is a current shortage of long-term care facilities which provide subacute and skilled nursing care and that such shortage will be exacerbated by this population trend.

      FRANVALE

      The Company owns and operates a 128-bed, multi-level, long-term care facility in Braintree, Massachusetts. For the fiscal year ended June 30, 1996, Franvale operated at 87.1% of capacity.

      In September, 1994, the Company received approval from The Commonwealth of Massachusetts for a 25-bed addition to the Franvale facility. Under a one-time regulatory exemption, the Company added an additional 12 beds to Franvale, for a total of 37 new beds, and renovated the existing facility during the 1995 and 1996 fiscal years. To finance this addition and renovation, the Company applied for and received Section 232 Mortgage Financing in an amount of $6,822,700 from HUD. Approximately $2.9 million of that amount was used for the new construction and renovation, which began September 13, 1994, and approximately $2,327,230 was used to repay all indebtedness, plus accrued interest, relating to Franvale, including $497,500 of indebtedness owing to the FDIC. The construction was completed in September 1995. The Company began operation of the new addition on September 29, 1995. The final amount of the mortgage was $6,822,700 as determined by the HUD process of cost certification on July 9, 1996. The monthly debt service is approximately $54,000.

      Currently, the majority of the services provided by the Company at its Franvale facility are skilled nursing services. The short-term rehabilitation and subacute services provided include several forms of intravenous therapy, total parenteral (intravenous) nutrition and pain management. Other subacute services offered include hospice care, wound management and tracheotomy care. The skilled therapeutic services offered by the Company include occupational, physical and speech therapy, respiratory modalities and continence retraining programs. Franvale was the first long-term care facility in Massachusetts to hold DPH certification in all of the modalities of parenteral (intravenous) infusion therapy, and is a leader among long-term care facilities in responding to the needs of the managed care market and for providing transfusion services in a setting that combines the prerequisite skill and cost effectiveness. With completion of the addition and renovation project, the Company is expanding the subacute services it offers to include expanded respiratory therapy services (i.e., mechanically assisted ventilation), peritoneal and neurobehavioral therapeutic services.

      See "Description of Property - Franvale."

      OPERATING STATISTICS

      The  following   table  reflects   selected   financial  and   statistical
information for Franvale:



                                            YEAR   ENDED
                                               JUNE 30

                                          1996        1995

Net patient service revenues........   $5,043,922  $4,180,471

Net revenues per patient day (1)....      $137        $135

Average occupancy rate (2)..........      87.1%       92.7%

Total number of beds at end of period      128         91

  Source of revenues:
     Private (3)....................       8%          8%
     Government (4).................       92%         92%

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.

(2) Average occupancy rates were obtained by dividing the number of patient days in each period by the number of licensed beds available in such period.

(3) Private pay percentage is the percentage of total patient days derived from all payors other than Medicare and Medicaid.

(4) Government pay percentage is the percentage of total patient days derived from the Medicare and Medicaid programs. Government total for 1996 reflects increase in higher acuity Medicare patients and Medicaid patients.


DAY-CARE

      The Company operated three day care centers from 1988 until 1993. The Company is in the process of phasing out these operations and, in this regard, sold one of the centers in fiscal year 1993 and sold one of the centers in fiscal year 1996. The Company is currently seeking a buyer for the remaining day care center, which is located in Saugus, Massachusetts.

MARKETING

      Each of the Company's substance abuse facilities conducts its own marketing efforts on both a local and national level. Mount Regis has four individuals on staff who are responsible for the marketing of that facility's services, Highland Ridge has three such individuals on staff, and Harbor Oaks Hospital has one such individual. The Company's national marketing efforts are coordinated by the Company's National Marketing Director who reports to the Company's Executive Vice President.

      The Company markets the services of its psychiatric facility locally in Michigan and to its existing chemical dependency and substance abuse clients nationally.

      With respect to substance abuse and psychiatric care, the Company intends to continue its marketing strategy of focusing on referral sources in safety-sensitive industries such as transportation, oil and gas exploration and heavy machinery and equipment manufacturing the Company also sees significant growth in the gaming industry. In addition to providing excellent service and treatment outcomes, the Company will continue, where appropriate, to negotiate pricing policies to attract patients for long-term, intensive treatment which also meet length-of-stay and clinical requirements established by insurers and managed care organizations.

      The Company's marketing efforts for long-term care facilities will emphasize the specialized, transitional subacute care services provided at Franvale and which are expected to be provided at other facilities. Such facilities provide care to patients who no longer require the higher acuity care provided by acute care hospitals, but who still require nursing intervention and use a significant amount of ancillary medical services, including intravenous rehabilitation, respiratory and enteral therapies. The Company believes that acute care hospitals seek to transfer certain patients who have entered the recuperative period but who are not yet well enough to be cared for at home to facilities which offer the type of intensive care available at Franvale. The Company believes that such patients represent a large market but one which currently is underserved. The Company hopes to continue its relationship with existing acute care hospitals for transitional patients and to develop other networks with health care providers to increase its census, particularly of higher paying private pay and long-term care insured patients.

COMPETITION

      The Company's substance abuse programs compete nationally with other health care providers, including general and chronic care hospitals, both non-profit and for-profit, other substance abuse facilities and short-term detoxification centers. Some competitors have substantially greater financial resources than the Company. The Company believes, however, that it can compete successfully with such institutions because of its success in treating poor-prognosis patients. The Company will compete through its focus on such patients, its willingness to negotiate appropriate rates and its capacity to build and service corporate relationships.

      The Company's inpatient psychiatric facility and outpatient centers compete regionally in the State of Michigan and nationally with other psychiatric service providers. Harbor Oaks is located in the suburban Detroit area and competes for patients with facilities in Macomb, Oakland and St. Clair Counties. The outpatient centers compete with other similar centers. The Company specializes in inpatient and partial hospitalization for acute mental health treatment of children, adolescents and adults. Harbor Oaks is the only provider of child and adolescent services for nearby St. Clair County and is only one of two facilities in its own county of Macomb. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The dual diagnosis program is the only program of its type in metropolitan Detroit offering subacute detoxification and treatment of the primary psychiatric and secondary substance abuse diagnosis. It is the only psychiatric facility in the area offering subacute detoxification and psychiatric evaluations in the same facility. The dual diagnosis service was developed in response to demand from insurers, employees and treatment facilities. Harbor Oaks Hospital is placed strategically in terms of physical proximity to large population centers, competing hospitals, populations served and programming. The Company plans to acquire outpatient facilities in strategic locations to further expand its market and integrate its delivery system.

      With respect to long-term care, the Company's competitors include hospitals, long-term care facilities and hospices which provide both custodial and subacute care. The Company competes in the long-term market within a catchment area of an approximately 25-mile radius from its Franvale center. The success of a long-term care facility depends on various factors, including the quality of its amenities and facility, the professionalism of its staff and its location. The Company believes that it can compete successfully in the long-term care market, notwithstanding the fact that its competitors are numerous and in many cases have greater financial resources than the Company, by continuing to provide intensive, cost-effective and innovative treatment and by acquiring new facilities or upgrading its existing facilities, as it has done through the construction and renovation project at Franvale, so that the physical plant appeals to private paying patients.

REVENUE SOURCES AND CONTRACTS

      The Company has entered into relationships with numerous employers, labor unions and third-party payors to provide services to their employees and members for the treatment of substance abuse disorders. In addition, the Company admits patients who seek treatment directly without the intervention of third parties and whose insurance does not cover these conditions in circumstances where the patient either has adequate financial resources to pay for treatment directly or is eligible to receive free care at one of the Company's substance abuse facilities. Free treatment provided each year amounts to less than 5% of the Company's total patient days.

      Each contract with an institution is negotiated separately, taking into account the insurance coverage provided to employees and members, and may provide for differing amounts of compensation to the Company for different subsets of employees and members depending upon such coverage. The charges may be capitated, or fixed with a maximum charge per patient day, and, in the case of larger clients, frequently result in a negotiated discount from the Company's published charges. The Company believes that such discounts are appropriate as they are effective in producing a larger volume of patient admissions. When non-contract patients are treated by the Company, they are billed on the basis of the Company's standard per diem rates and for additional ancillary services provided to them by the Company.

QUALITY ASSURANCE AND UTILIZATION REVIEW

      The Company has established a comprehensive quality assurance program at all of its facilities. Such programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company, with the objective of providing high-quality specialized treatment services to its patients. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimal requirements of licensure for their specific discipline, as well as the internal professional staff requirements adopted by each of the facilities. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.

      In response to the increasing reliance of insurers and managed care organizations upon utilization review methodologies, the Company has adopted a comprehensive documentation policy to satisfy relevant reimbursement criteria. Additionally, the Company has developed an internal case management system which provides assurance that services rendered to individual patients are medically appropriate and reimbursable. Implementation of these internal policies has been integral to the success of the Company's strategy of providing services to relapse-prone, higher acuity patients.

GOVERNMENT REGULATION

      The Company's business and the development and operation of the Company's facilities are subject to extensive federal, state and local government regulation. In recent years, an increasing number of legislative proposals have been introduced at both the national and state levels that would effect major reforms of the health care system if adopted. Among the proposals under consideration are reforms to increase the availability of group health insurance, to increase reliance upon managed care, to bolster competition and to require that all businesses offer health insurance coverage to their employees. The Company cannot predict whether any such legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the Company's business.

      In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs and will like continue to do so. Additionally, congressional spending reductions for the Medicaid program involving the issuance of block grants to states is likely to hasten the reliance upon managed care as a potential savings mechanism of the Medicaid program. As a result of this reform activity the Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states, including The Commonwealth of Massachusetts and the State of Michigan, are considering reductions in state Medicaid budgets.

    HEALTH PLANNING REQUIREMENTS

      Some of the states in which the Company operates, and many of the states where the Company may consider expansion opportunities, have health planning statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state health planning agency must determine that a need exists for such new or additional beds, new services, equipment or capital expenditures. These state determination of need or certificate of need ("DoN") programs are designed to enable states to participate in certain federal and state health related programs and to avoid duplication of health services. DoNs typically are issued for a specified maximum expenditure, must be implemented within a specified time frame and often include elaborate compliance procedures for amendment or modification, if needed. Several states, including The Commonwealth of Massachusetts, have instituted moratoria on some types of DoNs or otherwise stated an intent not to grant approvals for certain health services. Such moratoria may adversely affect the Company's ability to expand in such states, but may also provide a barrier to entry to potential competitors.

      LICENSURE AND CERTIFICATION

      All of the Company's facilities must be licensed by state regulatory authorities. The Company's Franvale and Harbor Oaks facilities are certified for participation as providers in the Medicare and Medicaid programs.

      The Company's initial and continued licensure of its facilities, and certification to participate in the Medicare and Medicaid programs, depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment, adequate policies, procedures and controls and the regulatory process regarding the facility's initial licensure. Federal, state and local agencies survey facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participating in government programs. Such surveys include reviews of patient utilization and inspection of standards of patient care. The Company will attempt to ensure that its facilities are operated in compliance with all such standards and conditions. To the extent these standards are not met, however, the license of a facility could be restricted, suspended or revoked, or a facility could be decertified from the Medicare or Medicaid programs.

      MEDICARE REIMBURSEMENT

      Currently, the Company's chemical dependency facilities do not receive reimbursement under the Medicare program for services rendered. The Franvale and Harbor Oaks facilities do, however, rely upon such reimbursement as presumably will other long-term care and psychiatric facilities which may be acquired or established by the Company. The Medicare program reimburses long-term care facilities for routine operating costs, capital costs and ancillary costs. Routine operating costs are subject to a routine cost limitation set for each location. Such routine cost limitations are not applicable for the first three years of the facility's operations. Owing to its high acuity patient population, Franvale has received an exception to this routine cost limit for calendar years 1993, 1994, 1995 and 1996. Capital costs include interest expenses, property taxes, lease payments and depreciation expense. Interest and depreciation are calculated based upon the original owner's historical cost (plus the cost of subsequent capital improvements) when changes in ownership occur after July 1984. Ancillary costs are reimbursed at actual cost to Medicare beneficiaries based on prescribed cost allocation principles.

      On December 13, 1989, the Catastrophic Care Act of 1988 (the "Catastrophic Care Act") was repealed. Prior to the effective date of the Catastrophic Care Act, federal law provided as a precondition to Medicare coverage of skilled nursing facility services that the Medicare beneficiary must have been an inpatient in an acute care hospital for at least three days preceding admission to the nursing facility, with such admission occurring within thirty days after discharge from the acute care hospital. Because the Catastrophic Care Act has been repealed, that precondition to Medicare coverage of skilled nursing facility services has been reinstated. However the Catastrophic Care Act's expanded definition of skilled care, which increased beneficiaries' access to skilled nursing services, has been retained.

      The Medicare program generally reimburses psychiatric facilities pursuant to its prospective payment system ("PPS"), in which each facility receives an interim payment of its allowable costs during the year which is later adjusted to reflect actual allowable direct and indirect costs of services based upon the submission of a cost report at the end of each year. However, current Medicare payment policies allow certain psychiatric service providers an exemption from PPS. In order for a facility to be eligible for exemption from PPS, the facility must comply with numerous organizational and operational requirements. PPS-exempt providers are cost reimbursed, receiving the lower of reasonable costs or reasonable charges. The Medicare program fiscal intermediary pays a per diem rate based upon prior year costs, which may be retroactively adjusted upon the submission of annual cost reports.

      The Harbor Oaks facility is currently PPS-exempt. The amount of its cost-based reimbursement may be limited by the Tax Equity and Fiscal
Responsibility Act of 1982 ("TEFRA") and regulations promulgated thereunder. Generally, TEFRA limits the amount of reimbursement a facility may receive to a target amount per discharge, adjusted annually for inflation. This target amount is based upon a facility's reasonable Medicare operating cost divided by Medicare discharges, plus a per diem allowance for capital costs, during its base year of operations. It is not possible to predict the ability of Harbor Oaks to remain PPS-exempt or to anticipate the impact of TEFRA upon the reimbursement received by Harbor Oaks in future periods.

      In order to receive Medicare reimbursement, each participating facility must meet the applicable conditions of participation set forth by the federal government relating to the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. In addition, Medicare regulations generally require that entry into such facilities be through physician referral. The Company must offer services to Medicare recipients on a non-discriminatory basis and may not preferentially accept private pay or commercially insured patients.

      MEDICAID REIMBURSEMENT

      Currently, the Company's chemical dependency facilities do not receive reimbursement under any state Medicaid program. The Franvale and Harbor Oaks facilities do, however, rely upon Medicaid reimbursement, as presumably will other long-term care facilities which may be acquired or established by the Company. A portion of Medicaid costs are paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.

      Harbor Oaks, the Company's psychiatric facility, is a participant in the Medicaid program administered by the State of Michigan. The great majority of patients reimbursed under this program are adolescents. Harbor Oaks receives reimbursement from the State of Michigan Medicaid program on a per diem basis, inclusive of ancillary costs. The rate is determined by the state and is adjusted annually based on cost reports filed by the Company.

      The Franvale facility participates in the Medicaid program administered by The Commonwealth of Massachusetts. Payment to Medicaid providers in Massachusetts may be delayed or reduced due to budgetary constraints or limited availability of revenues due to general economic conditions affecting the Commonwealth. Such delays and reductions have occurred in the past and no assurance can be given that future reductions will not be made in the scope of covered services or the rate of increase in reimbursement rates, or that future reimbursement will be adequate to cover the provider's cost of providing service. The effect of such limitations or reductions will be to require management to carefully manage costs so that they will come within available reimbursement revenues, if possible.


   FRANVALE NURSING AND REHABILITATION CENTER


   For 1995 and 1996, Massachusetts Medicaid continues to reimburse skilled nursing facilities on an acuity based prospective system. The 1995 and 1996 rates are based on costs reported and acuity data for 1993 and are adjusted by inflation factors. Under the rate formula established for 1996, Massachusetts nursing facilities received an average increase in their Medicaid rates of approximately 2%.

   Actual reimbursement of long-term care costs under the Massachusetts Medicaid program is based in part upon the acuity levels of individual patients. Any changes by the Commonwealth to the methods used to determine patient acuity will therefore affect Medicaid reimbursement to providers of long-term care. Although the specific Medicaid rate formula for 1997 has not been determined, it is expected that the base year period will remain the same and a modest inflation adjustment will be incorporated into the rates. At this time the Company cannot predict the impact of the 1997 or future year rate changes on its operations.


      FRAUD AND ABUSE LAWS

      Various federal and state laws regulate the business relationships and payment arrangements between providers and suppliers of health care services, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes as well as similar state statutes (collectively, the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of patients or the ordering or providing of certain covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. The federal government has issued regulations which set forth certain "safe harbors," representing business relationships and payment arrangements that can safely be undertaken without violation of the federal Fraud and Abuse Laws. The Company believes that its business relationships and payment arrangements either fall within the safe harbors or otherwise comply with the Fraud and Abuse Laws.

EMPLOYEES

      As of September 15, 1996, the Company had 434 employees, of which 15 (14 full time) were employed through the Company's headquarters, 64 (34 full time) at Highland Ridge, 41 (29 full time) at Mount Regis, 47 (27 full time) at Good Hope, 166 (90 full time) at Franvale, and 84 (44 full time) at Harbor Oaks, 12 (9 full time) at Harmony Healthcare, 5 (4 full time) at Total Concept. Of the Company's 434 employees, 268 are leased from Allied Resource Management of Florida, Inc. ("ARMFCO"), a wholly owned subsidiary of HRC ARMCO, Inc. (formerly known as Alliance Employee Leasing Corporation), a national employee leasing firm.

      The Company has elected to lease a substantial portion of its employees to provide more favorable employee health benefits at lower cost than would be available to the Company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the Company. The Company does not lease employees for its long-term care facility. The arrangements with ARMFCO are implemented through separate leases with the Company relating to each facility, other than Franvale, and are terminable by either party on 30 days' written notice. The agreements with ARMFCO provide that for all leased employees, ARMFCO will administer payroll (including withholding of state and federal payroll taxes), provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The Company retains the right to reject the services of any leased employee and ARMFCO has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

      The Company believes that it has been successful in attracting skilled and experienced personnel; competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationships with its employees are good.

INSURANCE

      Each of the Company's facilities maintains separate professional liability insurance policies. Mount Regis, Harbor Oaks, Harmony Healthcare, and Total Concept have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. Highland Ridge has limits of $1,000,000 per claim and $5,000,000 in the aggregate. Good Hope has coverage of $2,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in identical amounts. The Company's long-term care facility maintains general and professional liability coverage of $2,000,000, with a limit of $1,000,000 per claim and an aggregate of $5,000,000 excess coverage.

      The Company maintains $1,000,000 of directors and officers liability insurance coverage and $1,000,000 of general liability insurance coverage. The Company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.

ITEM 2.           DESCRIPTION OF PROPERTY.

      EXECUTIVE OFFICES

      The Company's executive offices are located in Peabody, Massachusetts. The Company's lease in Peabody covers approximately 3,600 square feet for a 60-month term effective September 10, 1994 at an annual base rent of $28,800 in the first year, $32,400 in the second year, $34,020 in the third year, $35,721 in the fourth year and $37,507 in the fifth year. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

      HIGHLAND RIDGE

      The Highland Ridge premises consists of approximately 16,072 square feet of space occupying two full stories of a three-story building. The Company is in the twelfth year of a fifteen-year lease term, which lease provides for monthly rental payments of approximately $21,000 for the remainder of the lease term. The lease expires on September 30, 1998, and contains an option to renew. During the term of the lease or any extension thereof, the Company has a right of first refusal on any offer to purchase the leased premises. The Company believes that these premises are adequate for its current and anticipated needs.

      MOUNT REGIS

      The Company owns the Mount Regis facility which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet. Mount Regis/Changes occupies approximately 1,500 square feet of leased office space on the first floor of an office building in Roanoke, Virginia. The Company believes that these premises are adequate for its current and anticipated needs. The Mount Regis Center property is subject to an outstanding mortgage in favor of Douglas Roberts with an outstanding balance of $505,485 at fiscal year ended June 30, 1996.


      GOOD HOPE

      The Company leases the property from NMI Realty, Inc., at an annual rent of $206,000 for the second year, $231,000 in the third through fifth years, $255,000 in the sixth year and $255,000 plus 5% of previous year's rent per year in years seven through twenty of the lease. The Company has an irrevocable option to purchase the property for $1,300,000 at the end of the second year, for $1,200,000 at the end of the third year, for $1,150,000 at the end of the fourth year and for $1,100,000 at any time after the end of the fifth year through the end of the term of the lease.

      The West Greenwich facility consists of three buildings, containing a total of approximately 25,000 square feet, located on an approximately 70-acre parcel of land. The satellite office is leased; the Company is a tenant-at-will at the North Smithfield satellite location. The Company believes that these premises are adequate for its current and anticipated needs.

      HARBOR OAKS

      Harbor Oaks is located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit. The Company owns the property on which Harbor Oaks operates, consisting of a one-story brick and wood frame building comprising approximately 32,000 square feet and which is used for the operation of a psychiatric hospital, and the underlying real estate of approximately three acres. There have been two additions to the building; in 1982, 19 beds were added and, in 1988, a new administrative area and gymnasium were built. The
Company believes that these premises are adequate for its current and anticipated needs.

      HARMONY HEALTHCARE

      The Harmony premises consists of approximately 2,628 square feet of space located on the third floor of the building known as Charleston Tower located at 1701 West Charleston Boulevard, Las Vegas, Nevada. The property is under a four year lease which provides for lease payments of $4,599.00 per month plus common area charges of 3.48% of project expenses not to exceed $300.00 in the first year with incremental increases of $50.00 per month allowed each year of the lease. The lease also allows for an increase in leased space to 3,077 square feet as soon as available for occupancy. This increase in leased space increases the monthly rent charge to $5384.75 but the allocation of project expenses remains the same. The Company believes that these premises are adequate for its current and anticipated needs.

      TOTAL CONCEPT

      The Total Concept premises consists of approximately 1,850 square feet of space known as Suite 101 located at King's Cove Office Park in Shawnee Mission, Kansas. The property is under a three year lease which provides for monthly lease payments of $1,735.00 for the first year, $1,773.00 for the second year and $1,850.00 for the third year of the lease. The Company believes that these premises are adequate for its current and anticipated needs.


      FRANVALE

      The Company owns the real property and improvements for Franvale. The operations are located in a two-story building comprising 44,019 square feet which is located on an approximately two-acre parcel of land. The real property was owned by PHC, Inc. until September 8, 1994, at which time it was transferred to its subsidiary, Quality Care Centers of Massachusetts, Inc., ("QCC"). At the time the property was transferred to QCC, QCC purchased an adjoining 5,825 square foot parcel of land and refinanced its existing debt and financed the costs of renovations and the addition of 37 beds to the long-term care facility. The Company believes that these premises are adequate for its current and anticipated needs.

      The refinancing described in the preceding paragraph was accomplished through guarantees provided by the U.S. Department of Housing and Urban Development under Section 232 of The National Housing Act. A non-recourse loan in the amount of $6,822,700 was provided by Charles River Mortgage Company of Boston, Massachusetts in return for a promissory note and mortgage of the Company in the same amount. This amount was adjusted after HUD's final cost certification process completed in July, 1996. The annual interest is 9.25% and the note is payable over a forty-year period commencing January 1, 1996. During the twelve-month construction period, only interest was payable, effective October 1, 1994. Pre-payment is allowed with penalty from October 1, 2000 through October 1, 2005, with no penalty from October 1, 2005. All pre-existing debt relating to Franvale was paid by the Company out of the proceeds of the refinancing; $497,500.00 was paid to the Federal Deposit Insurance Company, $1,823,839.87 was paid to CMS Capital Ventures, Inc. and $5,888.77 was paid to Trans National Leasing.

      The Company completed renovations to and the addition of 37 beds to its long-term care facility in September ,1995.


ITEM 3.           LEGAL PROCEEDINGS.

      Consistent with its discontinuation of operations at the Marin Grove facility, the Company has entered into a settlement agreement with Claire Leonhard Morse, individually and as a trustee of the Anna Leonhard Trust, Arnold Leonhard, individually and as a trustee of the Anna Leonhard Trust, and Lloyd Leonhard (collectively, the "Lessor") in connection with litigation relating to the Company's lease of the Marin Grove property. Under the settlement agreement, the Company paid the Lessor $40,000, less approximately $17,400 for amounts already paid, as rent for the period from August 1, 1994 to November 30, 1994 and continued to occupy only that portion of the property used for administrative purposes and rented to current subtenants until November 30, 1994. In December 1994, the litigation was dismissed with prejudice.

      The Company received a notice from Pioneer Health Care, Inc., a Massachusetts non-profit corporation demanding that the Company discontinue use of its PIONEER HEALTHCARE trademark upon the ground that that mark infringes the rights of Pioneer Health Care, Inc. under applicable law. Pioneer Health Care, Inc. threatened to proceed with the necessary legal action to prevent the Company from using the PIONEER HEALTHCARE mark, and to seek a cancellation of the registration that has been issued by the U.S. Patent Trademark Office (the "PTO") to the Company for the PIONEER HEALTHCARE mark, unless the Company complied with this demand. The Company refused to comply with this demand, whereupon Pioneer Health Care, Inc. filed a petition in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark. The Company thereupon commenced litigation in the United States District Court for the District of Massachusetts seeking a declaratory judgment that its use of the PIONEER HEALTHCARE trademark does not infringe any rights of Pioneer Health Care, Inc. under applicable law, and that it has the right to maintain its registration of that mark. Pioneer Health Care, Inc. has filed a counterclaim in that litigation seeking injunctive and monetary relief against the Company upon claims of trademark infringement, trademark dilution and unfair competition. The Company is defending itself vigorously against those claims. Proceedings upon the petition filed by Pioneer Health Care, Inc. in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark have been stayed pending the resolution of the litigation between the parties. The Company does not believe that an adverse decision would have a material adverse effect on the Company.

      In January 1996, the Company received notice that Mullikin Medical Center, A Medical Group, Inc., located in Artesia, California, filed a petition with the PTO seeking cancellation of the registration of the PIONEER HEALTHCARE mark. The Company and petitioner are currently discussing a settlement whereby the parties would agree that there is no likelihood of confusion of their respective trademarks due to the difference in the trademarks, the difference in the parties' services, the difference in the channels of trade of the parties' services and the scope of protection to be accorded trademarks using the name PIONEER. The Company is unable to express an opinion as to the likely merits of this matter.

      On October 31, 1994, the Company was served with a summons for a Civil Action in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts by NovaCare, Inc. ("NovaCare"), an entity which contracted with the Company in 1992 to provide rehabilitation therapy and related administrative services to the Company's long-term care facility (the "Action"). The complaint alleged that the Company owed NovaCare contractual damages in the amount of approximately $587,000, plus interest, attorney fees, costs of collection, and double or triple damages pursuant to a Massachusetts statute prohibiting unfair and deceptive trade practices. The Company filed a counterclaim alleging that NovaCare breached the contract in question and that the Company may be owed damages in excess of the amount sought by NovaCare.

      On February 13, 1996, the Company settled the Action by agreeing to pay NovaCare an amount less than its claim. The Company is not paying NovaCare accrued interest, attorney's fees, costs of collection, or multiple damages. A portion of the settlement amount has already been paid The balance of the settlement amount is payable over twelve (12) months with interest on the unpaid balance at 9.5%. In the event that the Company defaults on its obligation to pay the settlement amount, it has agreed to entry of judgment against it in the amount of $457,637.46 (the "Judgment"). The Judgment represents the full unpaid balance of NovaCare's claim against the Company, including interest, attorney's fees, and costs of collection. Any amounts paid by the Company to NovaCare after February 9, 1996 shall be deducted from the Judgment. Until the settlement amount is paid, NovaCare will continue to hold a mortgage on a day care property owned by the Company in Saugus, Massachusetts.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1996.






DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and officers of the Company are as follows:

NAME                           AGE                 POSITION
Bruce A. Shear................ 41  Director, President, &Chief Executive Officer
Robert H. Boswell............. 47  Executive Vice President
Mark Cowell (3)............... 50  Vice President of Communications
Gerald M. Perlow, M.D. (1)(2). 58  Director and Clerk
Donald E. Robar (1)(2)........ 59  Director and Treasurer
Paula C. Wurts................ 47  Controller, Assistant Clerk,  and   Assistant
                                     Treasurer
(1)   Member of Audit  Committee.
(2)   Member of Compensation Committee.
(3)   Mr. Cowell resigned from the Company effective July, 1996.

      All of the directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. The Company is required, upon request of Americorp Securities, Inc., the underwriter of the Company's initial public offering in March 1994 (the "Underwriter"), to use its best efforts to elect a designee of the Underwriter to the Board of Directors for a period of three years from March 3, 1994. The underwriter has advised the Company that it has no current plans to designate a director. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any of the directors or officers of the Company.

      Information with respect to the business experience and affiliations of the directors and officers of the Company is set forth below.

     BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company since September 1993. From 1976 to 1980 he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over ten years. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976.

     ROBERT H. BOSWELL has served as the Executive Vice President of the Company since 1992. From 1989 until Spring of 1994 Mr. Boswell served as the Administrator of the Company's Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the Company's substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University's doctoral program in philosophy.

     MARK COWELL has served as Vice President of Communications of the Company since 1984 and as Administrator of Mount Regis Center since 1989. Mr. Cowell received his B.A. in Journalism from Northeastern University in 1969 and is currently completing courses for an M.B.A. at Virginia Polytechnic University.

     GERALD M. PERLOW, M.D. has served as a Director of the Company since May 1993 and as Clerk since February, 1996. Dr. Perlow is a cardiologist in private practice in Lynn, Massachusetts, and has been Associate Clinical Professor of Cardiology at the Tufts University School of Medicine since 1972. Dr. Perlow is a Diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine (with a subspecialty in cardiovascular disease) and a Fellow of the American Heart Association, the American College of Cardiology, the American College of Physicians and the Massachusetts Medical Center. From 1987 to 1990, Dr. Perlow served as the Director, Division of Cardiology, at AtlantiCare Medical Center in Lynn, Massachusetts. Dr. Perlow received a B.A. from Harvard College in 1959 and an M.D. from Tufts University School of Medicine in 1963.

     DONALD E. ROBAR has served as a Director of the Company since 1985 and has served as the Treasurer since February, 1996. Dr. Robar has been a professor of Psychology since 1961, most recently at Colby-Sawyer College in New London, New Hampshire. Dr. Robar received a Ed.D. from the University of Massachusetts in 1978, an M.A. from Boston College in 1968 and a B.A. from the University of Massachusetts in 1960.

     PAULA C. WURTS has served as the Controller of the Company since 1989, as Assistant Treasurer since 1993, and as Assistant Clerk since January, 1996. Ms. Wurts served as the Company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She has completed the requirements for a Master's Degree in Accounting from Western New England College.

                                      PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Units, Class A Common Stock and Class A Warrants have been traded on the NASDAQ National Market under the symbols "PIHCU," "PIHC" and "PIHCW," respectively, since the Company's initial public offering which was declared effective on March 3, 1994. There is no public trading market for the Company's Class B and Class C Common Stock. The following table sets forth, for the periods indicated, the high and low sale price of the Company's Class A Common Stock, as reported by NASDAQ.

1995                                                  HIGH              LOW
      Third Quarter (beginning
        March 3, 1995) . . . . . . . . . .            6 1/4             5 1/8
      Fourth Quarter . . . . . . . . . . .            7 3/8             5 1/8

1996
      First Quarter     . . . . . . . . . . . .       7 3/4             6 1/2
      Second Quarter . . . . . . . . . . .            7 3/8             5 1/2
      Third Quarter . . . . . . . . . . . .           9 5/8             5 1/4
      Fourth Quarter . . . . . . . . . . .            9 3/4             7

1997
      First Quarter (through
      September 13, 1996). . . . . . .    9 3/4                   7

      On September 13, 1996, the last reported sale price of the Class A Common Stock was $7.50. On September 13, 1996 there were 46 holders of record of the Company's Class A Common Stock, 322 holders of record of the Company's Class B Common Stock and 335 holders of the Company's Class C Common Stock.

DIVIDEND POLICY.

      The Company has never paid any cash dividends on its Common Stock. While there are currently no restrictions on the Company's ability to pay dividends, the Company anticipates that in the future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect of Common Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

      The Company is a provider of health care services through several chemical dependency centers, a long-term care facility, an acute psychiatric hospital, and effective fiscal year 1996 two outpatient psychiatric centers. The profitability of the Company is largely dependent on the level of patient occupancy at these treatment facilities. The Company's administrative expenses do not vary significantly as a percentage of total revenue although the percentage tends to decrease slightly as revenue increases because of the fixed components of these expenses.

      The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are ongoing debates and initiatives regarding the restructuring of the health care system in its entirety. While it is anticipated that a number of the proposed regulatory changes may have a positive impact on the Company's business, there can be no assurance that other changes may not adversely affect the Company.

      Over the past several years, the Company has been systematically phasing out its day care center operations due to declining profitability and its lack of fit with the Company's health care operations. At June 30, 1996 the Company had remaining net assets related to these operations amounting to approximately $56,700 which is a real estate parcel located in Saugus, Massachusetts. The Company does not anticipate any significant future losses due to the disposition of this asset.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1996 AND 1995

      The Company experienced a loss for fiscal year ended June 30, 1996 primarily as a result of the increased expenses incurred in the opening of the new beds at Franvale. Census levels at Franvale did not increase as soon as anticipated to cover the fixed costs involved in the expanded facility. Marketing efforts since the opening of the new beds are now producing expected patient census and mix. Census is currently at 90% occupancy of the 128 total beds which is up from 87.1% for the fiscal year ended June 30, 1996 on less available beds.

      Also contributing to the current year's loss was Good Hope Center's loss of referrals from the Department of Child, Youth and Family Services (DCYF) contract funded by the state of Rhode Island. This created a sharp decline in adolescent census. The Company is re-engineering the program and the center operations. In conjunction with the re-engineering of the facility, two unprofitable outpatient centers have been closed, some programs have been combined, several positions have been eliminated and new management has been put in place. The management team is focusing its attention on both expense reduction and revenue enhancement.

      Net patient care revenue from all facilities increased 32% to $21,802,758 for the year ended June 30, 1996 from $16,536,618 for the year ended June 30, 1995.. Net patient care revenue for the psychiatric hospital, Harbor Oaks Hospital, was $6,218,410 for the fiscal year ended June 30, 1996 compared to 3,204,857 for June 30, 1995. Net patient care revenue at the Company's chemical dependency treatment centers increased to $9,155,595 from $8,932,864 over the same period. Net patient revenue at the Company's long-term care facility increased to $5,043,922 for fiscal 1996 (20.7%) from $4,180,471 in fiscal 1995 which is attributable to the increase in census due to the addition of 37 available beds.

      Total patient care expenses for all facilities increased 29.8% to $12,004,383 for the year ended June 30, 1996 from $9,248,317 for the year ended June 30, 1995. Patient care expenses for the psychiatric hospital, Harbor Oaks Hospital, were $3,098,664 for the fiscal year ended June 30, 1996 compared to $1,941,528 for fiscal year ended June 30, 1995. Patient care expenses at the Company's chemical dependency treatment centers decreased to $4,350,423 from $4,453,212 for the same period (approximately 2.3%). Patient care expenses at the Company's long-term care facility increased to $4,029,572 for fiscal 1996 from $2,884,425 in fiscal 1995 (approximately 39.7%). The percentage increase in patient care expenses in the long-term care facility is due to increased census and acuity of patient mix and fixed cost increase, interest, salaries, related to the new addition. The census increase related to the new beds took longer than anticipated creating a loss for the fiscal year ended June, 1996. Census is now at the expected level and rate increases have been implemented effective September 1, 1996 to offset the higher costs.


LIQUIDITY AND CAPITAL RESOURCES

      During the third fiscal quarter of 1996, the Company completed a private placement of 493,700 Class A Common Stock with Warrants to purchase additional shares of Class A Common Stock at $4.00 a share. This resulted in net proceeds to the Company of approximately $1,524,800.

      Prior to 1992, the Company's primary lender was a bank which failed in May 1992 and was taken over by the FDIC. As noted above, during fiscal 1994 the Company negotiated the repayment of this debt resulting in a reduction in the amount due of approximately $400,000. Of the total negotiated amount to be paid, $1,100,000 was paid in fiscal 1994 and $497,500 was paid in fiscal 1996 out of the proceeds received from HUD financing (see below).

      In September 1994 the Company consummated its planned HUD financing for the expansion and refurbishment of its long-term care facility. Under this financing the Company received gross proceeds of $6,822,700 which were expended as follows:


                  Existing Indebtedness   $2,327,230
                  Construction Contract   $2,879,183
                  Other Costs             $   596,470
                  Finance and Carrying
                  Charges                 $1,019,547

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care increased 45% to $9,606,000 at June 30, 1996 from approximately $6,621,000 at June 30, 1995. The increase in accounts receivable is net of the sale of certain receivables to LINC Finance Corporation VIII (LINC). Without this sale, the June 30, 1996 ending accounts receivable balance would have been approximately $796,000 higher and would have reflected an increase of approximately 40%. This significant increase in receivables is primarily due to increase in revenues from new acquisitions and increased beds at Franvale. The Company continues to closely monitor its accounts receivable balances and implement procedures to manage this receivables growth and keep it consistent with growth in revenues.

      During the fiscal year ended 1995, PHC of Virginia, Inc., PHC of Rhode Island, Inc. and LINC entered into Sale and Purchase Agreements, pursuant to which LINC will provide funding of up to $950,000 to each of these subsidiaries. There can be no assurance that the other subsidiaries will enter into similar agreements or satisfy the conditions necessary to receive funding if pursued.

     During the fiscal year ended June 30, 1996, PHC of Utah, Inc. and HEALTHPARTNERS FUNDING, L.P. entered into a revolving credit agreement, pursuant to which HealthPartners Funding, L.P. will provide funding of up to $1,000,000 to PHC of Utah, Inc. This revolving credit agreement is secured by the assets of the subsidiary.

      At June 30, 1996 the Company had approximately $293,000 in cash and cash equivalents, working capital of approximately $4,871,000 and a working capital ratio of approximately 1.9 to 1. Management believes that the Company has adequate cash resources to fund operations for the foreseeable future. However, the Company is currently seeking bank lending relationships to insure that the Company will have the necessary capital to fund expansion of its existing business in the future and to pursue acquisition opportunities as they arise.

      The Company has made significant progress toward the accomplishment of its acquisition and expansion plans by completing its nursing home refinancing and the construction of a new 37-bed addition and facility renovations. The completion of the Rhode Island acquisition expanded its substance abuse facilities base while the closing of the Company's unprofitable California facility focuses its efforts on contributing to the profitability of its core substance abuse facilities.

      The Company's first psychiatric hospital acquisition in September of 1994 marked the Company's entry into this compatible business line. The acquisition of the Company's first outpatient psychiatric clinic was completed in November of 1995. The March, 1996 acquisition of Total Concept also focuses on outpatient psychiatric care. The Company will continue to look into further expansion in these areas taking into account the overall enhancement of stockholders' value.


ITEM 7.           FINANCIAL STATEMENTS.

===============================================================================
                                                                AT PAGE
===============================================================================
Index...........................................................   F-1
===============================================================================
Reports of Independent Auditors.................................   F-2
===============================================================================
Consolidated Balance Sheets.....................................   F-3
===============================================================================
Consolidated Statements of Operations...........................   F-4
===============================================================================
Consolidated Statements of Changes
in Stockholders' Equity.........................................   F-5
===============================================================================
Consolidated Statements of Cash Flows...........................   F-6
===============================================================================
Notes to Financial Statements...................................   F-7
===============================================================================



                                     PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Information required by Item 401 and Item 405 of Regulation S-B is contained in Part I of this report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Based on a review of Forms 3 and 4 furnished to the Company, all directors, officers and beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act (the "Exchange Act") filed on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.


ITEM 10.    EXECUTIVE COMPENSATION.

EMPLOYMENT AGREEMENTS

     The Company has not entered into any employment agreements with its executive officers. The Company has acquired a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

EXECUTIVE COMPENSATION

      Two executive officers of the Company received compensation in the 1996 fiscal year which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 1996:


                      SUMMARY COMPENSATION TABLE

                                            ANNUAL      All Other
                                         COMPENSATION   Salary
  Bruce A. Shear, President and
      Chief Executive Officer.........    $294,063      $10,818(1)

  Robert  H.  Boswell,
       Executive  Vice President......     $80,667      $24,750(2)


(1) This amount represents (i) $2,650 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii)) $5,146 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, and (iii) $3,022 personal use of Company car held by Mr. Shear.

(2) This amount represents (i) $1,000 bonus, (ii) $3,750 automobile allowance, and (iii) $20,000 net gain from the exercise of options and subsequent sale of stock.

COMPENSATION OF DIRECTORS

      Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive $2,500 stipend per year and $1,000 for each Board meeting they attend. In addition, directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan").

COMPENSATION COMMITTEE


     The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The Compensation Committee met once during fiscal 1996. Mr. Shear did not participate in discussions concerning, or vote to approve, his salary. In fiscal year 1996, none of the executive officers or directors of the Company served on a board of directors of any other entity.

STOCK PLAN

      The Company's Stock Plan was adopted by the Board of Directors on August 26, 1993 and approved by the stockholders of the Company on November 30, 1993. The Stock Plan provides for the issuance of a maximum of 300,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

      The Stock Plan is administered by the Board of Directors. Subject to the provisions of the Stock Plan, the Board of Directors has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options. Generally, an option is not transferable by the optionholder except by will or by the laws of descent and distribution. Also, generally, no option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a period of one year following such termination.

      In September of 1993, the Company issued options to purchase a total of 57,500 shares of Class A Common Stock at an exercise price of $5.00 per share under the Stock Plan. Because the holders of two of those options are no longer employees of the Company and some options have been exercised, the number of shares of Class A Common Stock for which these options are exercisable has been reduced to 36,250. These options were fully exercisable as of September 9, 1996.

      In June of 1994, the Company issued options to purchase a total of 3,000 shares of Class A Common Stock at an exercise price of $6.37 per share under the Stock Plan. In April of 1995, the Company issued options to purchase a total of 39,000 shares of Class A Common Stock at an exercise price of $5.13 per share under the Stock Plan. As of June 30, 1996, 10,000 of these options had been exercised. These options are all immediately exercisable and can be exercised for a period of five years from the grant date, provided that the optionee remains an employee of the Company as of the exercise date.

      In March of 1996, the Company issued options to purchase a total of 35,000 shares of Class A Common Stock at an exercise price ranging from $5.25 to $6.50 under the Stock Plan. In May of 1996, the Company issued options to purchase 6,000 shares of Class A Common at an exercise price of $7.00. These options were immediately exercisable as to 25% of the shares covered thereby. The remaining option shares are exercisable at the rate of 25% per year over the next three years after the grant date provided the optionee remains an employee of the Company as of each exercise date.


EMPLOYEE STOCK PURCHASE PLAN

      On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. No more than 100,000 shares may be sold under this Plan. The price per share shall be the lesser of 85% of fair market value on the Offering Date or 85% of the fair market value of a share on the date such right is exercised. Currently there is an offering period under the plan which began on February 1, 1996 and will end on January 31, 1997. There are twenty-six employees participating in this plan period.

NON-EMPLOYEE DIRECTOR STOCK PLAN

     The Company's Non-Employee Director Stock Plan (the "Director Plan") was adopted by the directors on October 18, 1995 and approved by the Stockholders of the Company on December 15, 1995. Non-qualified options to purchase a total of 30,000 shares of Class A Common Stock are available for issuance under the Director Plan.

     The Director Plan is administered by the Board of Directors or a committee of the Board. Under the Director Plan, each director of the Company who was a director at the time of adoption of the Director Plan and who was not a current or former employee of the Company received an option to purchase that number of shares of Class A Common Stock as equals 500 multiplied by the years of service of such director as of the date of the grant. At each annual meeting of the Board of Directors of the Company following the initial grant described above, each nonemployee director is granted under the Director Plan an option to purchase 2,000 shares of the Class A Common Stock of the Company. The option exercise price is the fair market value of the shares of the Company's Class A Common stock on the date of grant. The options are non-transferable and become exercisable as follows: 25% immediately and 25% on each of the first, second and third anniversaries of the grant date. If an optionee ceases to be a member of the Board of Directors other than for death or permanent disability, the unexercised portion of the options, to the extent unvested, immediately terminate, and the unexercised portion of the options which have vested lapse 180 days after the date the optionee ceases to serve on the Board. In the event of death or permanent disability, all unexercised options vest and the optionee or his or her legal representative has the right to exercise the option for a period of 180 days or until the expiration of the option, if sooner.

      On January 23, 1996, a total of 5,500 shares were issued under the Director Plan at an exercise price of $6.63 per share. As of September 13, 1996, none of these options had been exercised.


ISSUANCE OF RESTRICTED STOCK

      On December 17, 1993, the Company issued 11,250 and 19,750 shares of the Company's Class A Common Stock to certain directors and officers of the Company, respectively, at a purchase price of $4.00 per share. The shares of restricted stock were issued pursuant to the Company's Stock Plan. Each purchaser paid to the Company 25% of the purchase price for his or her shares in cash, and the balance with a non-recourse note. The notes are payable quarterly over three years commencing June 30, 1994, and bear interest at the rate of 6% per year. To secure the payment obligation under the non-recourse notes, shares paid for with these notes have been pledged to the Company. As the principal due under each of the notes is reduced, the appropriate number of shares are released from the pledge.

      On November 1, 1995, the Company issued 75,000 shares of the Company's Class A Common Stock as part of the acquisition of Harmony Counseling. The Company also issued 12,000 shares of Class A Common Stock in the acquisition of Total Concept EAP on March 15, 1996.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock, Class B Common Stock and Class C Common Stock (the only classes of capital stock of the Company currently outstanding) as of September 22, 1996 by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities,
(ii) each director of the Company, (iii) each of the named executive officers as defined in 17 CFR 228.402 (a)(2) and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below.

TITLE OF CLASS Name and Address of   Amount and Nature   Percent of
               BENEFICIAL OWNER      OF BENEFICIAL OWNER CLASS (6)

  Class A      Gerald M. Perlow      15,250 (3)          *
  Common Stock c/o PHC, Inc.
               200 Lake ST, STE 102
               Peabody MA 1960

               Donald E. Robar       7,375 (3)           *
               c/o PHC, Inc.
               200 Lake ST, STE 102
               Peabody MA 01960

               Bruce A. Shear        5,000
               c/o PHC, Inc.
               200 Lake ST, STE 102
               Peabody MA 01960

               All Directors and     74,125 (4)          3.2%
               Officers    as a
               Group (6 persons)

Class B        Bruce A. Shear        681,259 (1)         84.5%
Common         c/o PHC, Inc.
Stock   (7)    200 Lake ST, STE 102
               Peabody MA 01960

Class B        J. Owen Todd         59,280 (5)          7.3%
Common Stock   c/o Todd and Weld
               1 Boston Place
               Boston MA  02108

               William F. Grieco     59,280 (5)          7.3%
               115 Marlborough ST
               Boston MA 02116

               All Directors and     681,259 (1)         84.5%
               Officers    as a
               Group (6 persons)

  Class C      Bruce A. Shear        156,502 (2)         78.3%
  Common Stock c/o PHC, Inc.
               200 Lake ST, STE 102
               Peabody MA 01960

               J. Owen Todd          13,173 (5)          6.6%
               c/o Todd and Weld
               1 Boston Place
               Boston, MA  02108

               William F. Grieco     13,173 (5)          6.6%
               115 Marlborough ST
               Boston MA 02116

               All Directors and     156,502 (2)         78.3%
               Officers    as a
               Group (6 persons)

* Less than 1%.

 (1) Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares. Excludes an aggregate of 59,280 shares of Class B Common Stock owned by the Shear Family Trust and the NMI Trust, of which Bruce A. Shear is a remainder beneficiary.

(2) Includes 12,526 shares of Class C Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares. Excludes an aggregate of 13,173 shares of Class C Common Stock owned by the Shear Family Trust and the NMI Trust (the "Trusts"), of which Bruce A. Shear is a remainder beneficiary.

(3) Includes 11,375 shares issuable pursuant to currently exercisable stock options. Of those options, 10,000 have an exercise price of $5.00 per share, and 1,375 have an exercise price of $6.63.

(4) Includes an aggregate of 46,875 shares issuable pursuant to currently exercisable stock options. Of those options, 20,000 have an exercise price of $5.00 per share, 3,000 have an exercise price of $6.37 per share, 20,000 have an exercise price of $5.13 per share, 2,500 have an exercise price of $5.25 per share, and 1,375 have an exercise price of $6.63 per share.

 (5) Messrs. Todd and Grieco are the two trustees of the Trusts which collectively hold 72,453 shares of the Company's outstanding Common Stock. Gertrude Shear, Bruce A. Shear's mother, is the lifetime beneficiary of the Trusts. In addition to the shares held by the Trusts, Gertrude Shear currently owns 2.86% of the Company's outstanding Class A Common Stock, less than 1% of the Company's outstanding Class B Common Stock and 4.97% of the Company's outstanding Class C Common Stock.

(6) Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership." Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's board of directors and the holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's board of directors). The Class C Common Stock is non-voting.

      Based on the numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups hold the following percentages of voting rights for all shares of common stock combined:

                   Bruce A. Shear          53.6%
                   J. Owen Todd            4.7%
                   William F. Grieco        0%
                   All   Directors  and
                   Officers  as a Group    54.7%
                   (6 persons)

(7) Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer thereof or at any time at the option of the holder.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

RELATED PARTY INDEBTEDNESS

      For approximately the last ten years, Bruce A. Shear, a director and the President, Chief Executive Officer and Treasurer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the Company did not have financing available from outside sources and, in the opinion of the Company, were entered into at market rates given the financial condition of the Company and the risks of repayment at the time the loans were made. As of June 30, 1996, the Company owed an aggregate of $103,996 to related parties. During the year ended June 30, 1996, the Company paid an aggregate of $181,612 to related parties.

      During the period ended June 30, 1996, the Company paid Mr. Shear approximately $181,612 in principal and accrued interest under various notes. In connection with the IPO, Mr. Shear contributed to the Company approximately $85,000 of accrued and unpaid interest payable under various notes and approximately $15,000 of accrued and unpaid guarantee fees owed to him for 20,000 shares of the Company's Class B Common Stock. The Company paid Mr. Shear $50,000 out of the proceeds of the IPO in reduction of the principal amount of the notes for the payment of certain tax obligations arising from the issuance of the stock. Upon the consummation of those transactions, Mr. Shear accepted a new promissory note of the Company in exchange for the notes plus accrued interest for $110,596. As of August 31, 1996, the Company owed Bruce A. Shear $110,596 on that promissory note, which is dated March 31, 1994, matures on December 31, 1998 and bears interest at the rate of 8% per year, payable quarterly in arrears, and requires repayments of principal quarterly in equal installments commencing July 1, 1996, until maturity. The current balance of this note as of June 30, 1996 is $78,996.

      On June 30, 1988, in connection with the acquisition of Franvale, the Company issued promissory notes in the amount of $1,350,000 and $225,000 to Continental Medical Systems, Inc., the seller of Franvale. These loans bore interest at the rate of 10% per annum and were payable on December 1, 1996. Additionally, on June 30, 1992, the Company issued a note in the amount of $240,084 to Continental Medical Systems, payable on December 1, 1996, and bearing interest at the rate of 10% per annum. As of September 8, 1994, the aggregate principal amount outstanding under these loans was paid in full through the HUD refinancing of the Franvale facility.

      Bruce A. Shear guaranteed each of the loans in connection with the acquisition of Franvale for a guarantee fee payable by the Company equal annually to 1.5% of the outstanding principal amount guaranteed. In addition, a 3% fee is payable by the Company on the accrued and unpaid amount of the guarantee fees. Bruce A. Shear received no guarantee fees pursuant to these arrangements in the fiscal year ended June 30, 1996 in cash.

      Certain other relatives of Bruce A. Shear have made loans from time to time to the Company. As of June 30, 1994, the principal amount of $27,700 was outstanding on a note payable to Gertrude Shear, Bruce A. Shear's mother, which paid interest from April 15, 1993 until April 15, 1994 at the rate of 8% per annum, and thereafter paid interest at the prime rate plus 2% per annum, adjusted quarterly. An aggregate principal amount of $13,850 was paid September 10, 1994 and the balance was paid in full on March 10, 1996.

      In addition the Company owed Tot Care, Inc. and Humpty Dumpty School, Inc., two corporations owned by Bruce A. Shear, an aggregate principal amount of $55,000 as of June 30, 1994. These loans earned interest at the rate of 15% per year. An aggregate principal amount of $27,500 was paid on September 10, 1994 and the balance was paid in full on March 10, 1996.

     The Company has also borrowed from certain of its officers and consultants other than Bruce Shear and his relatives. As of August 31, 1996, the aggregate principal amount owed by the Company to such persons was $25,000 as follows:
$5,000 to Mark S. Cowell, the Company's Vice President of Communications, and his wife, Karen K. Cowell, $10,000 to Himanshu S. Patel, the Medical Director at Changes, and Anjana H. Patel, and $10,000 to Mukesh P. Patel, the Medical Director at Mt. Regis, and Falguni M. Patel. All of these borrowings are payable on demand.

         The Company has leased furniture and equipment from time to time from Trans National Leasing Corp., a corporation owned by Leon Shear, Bruce A. Shear's uncle. The Company currently has sixteen equipment leases with Trans National, which in the aggregate provide for annual lease payments of approximately $70,200. At the term of each lease, the lessee has the right to purchase the subject equipment for 10% of the total equipment purchase price. The Company intends to honor its existing lease obligations with Trans National, and in the future to obtain equipment and furniture either through purchase or lease from such companies, including Trans National, as can provide the best terms available to the Company as determined by its management. During the period ended June 30, 1996 the Company paid an aggregate of $114,736 under these leases.

      The Company had proposed to develop a short-term intensive inpatient treatment center in Lynn, Massachusetts. The site on which such treatment center was to be located is the former Mt. Pleasant Hospital which is owned by the Shear Family Trust and the NMI Trust (the "Shear Trusts"), two family trusts established by the Shear family. The Company has recently made a decision not to pursue this project. As a result, the Company has received from the Shear Trusts a refund of an option deposit payment of $50,000 previously made by the Company, plus accrued interest thereon, and will obtain reimbursement of approximately $107,000 in development expenses over time. As of June 30, 1996, the Company received $6,000 in payment on this account and is currently receiving payment of $500 each month.

      On December 17, 1993, the Company issued 11,250 and 19,750 shares of the Company's Class A Common Stock to certain directors and officers, respectively, of the Company at a price of $4.00 per share, pursuant to the Company's Stock Plan. Each purchaser paid to the Company 25% of the purchase price for his or her shares in cash, and the balance with a non-recourse note. The notes are payable quarterly over the three years commencing June 30, 1994, and bear interest at the rate of 6% per year. The shares purchased with non-recourse notes have been pledged to the Company to secure the payment obligation. As the principal due under each of the notes is reduced, the appropriate number of shares are released from the pledge.

      William F. Grieco, as one of the two trustees of the Shear Family Trust and the NMI Trust, of which Gertrude Shear, Bruce A. Shear's mother, is the lifetime beneficiary, controls 7.0% of the outstanding Class B Common Stock of the Company, and 6.6% of the outstanding Class C Common Stock of the Company. Mr. Grieco was a partner of Choate, Hall & Stewart, which provides general legal representation to the Company. During the fiscal year ended June 30, 1996, the Company incurred legal fees and expenses for services provided by Choate, Hall & Stewart in an aggregate amount equal to $306,484.92.

      The Company adopted a policy that all transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties and will be approved by a majority of the disinterested members of the Company's Board of Directors.

                           PHC, INC. AND SUBSIDIARIES



                                  - I N D E X -


                                                              PAGE
                                                             NUMBER

REPORT OF INDEPENDENT AUDITORS                                 F-2


CONSOLIDATED BALANCE SHEETS                                    F-3


CONSOLIDATED STATEMENTS OF OPERATIONS                          F-4


CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY                                        F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-6


NOTES TO FINANCIAL STATEMENTS                                  F-7

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


      We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as at June 30, 1996 and June 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.





Cambridge, Massachusetts
September 6, 1996

                                PHC, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS




                                                                                JUNE 30,
                                                                              -------------

                             A S S E T S                                 1996         1995
                             -----------                                ------       -----

   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . $   293,515  $. .586,738
   Accounts receivable, net of allowance for bad debts of $1,492,983
     at June 30, 1996 and $815,459 at June 30, 1995 (Notes A and M). .  8,866,065    5,964,279
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .     259,893      174,539
   Other receivables and advances . . . . . . . . . . . . . . . . . . .    66,513       81,889
   Deferred income taxes (Note F) . . . . . . . . . . . . . . . . . .     515,300      251,863

        Total current assets. . . . . . . . . . . . . . . . . . . . .  10,001,286    7,059,308

Accounts receivable, noncurrent (Note A) . . . . . . . . . . . . .        740,000      656,734
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     113,805       96,343
Property and equipment, net (Notes A and B) . . . . . . . . . . . .     7,884,063    7,086,637
Deferred income taxes (Note F). . . . . . . . . . . . . . . . . . . .     154,700
Deferred financing costs, net of amortization . . . . . . . . . . . .     702,948
Goodwill, net of accumulated amortization (Note A). . . . . . . . . .     709,573
Other assets (Note A) . . . . . . . . . . . . . . . . . . . . . . . .     454,160     352,795
Net assets of operations held for sale (Note J) . . . . . . . . . .        56,682     163,568


          T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . $20,817,217  $15,415,385


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,127,052  $ 2,282,765
   Notes payable - related parties (Note E) . . . . . . . . . . . . .      56,600       46,598
   Notes payable - bank . . . . . . . . . . . . . . . . . . . . . . .                  100,000
   Current maturities of long-term debt (Note C). . . . . . . . . . .     403,894       61,438
   Current portion of obligations under capital leases (Note D) . . .      88,052       59,212
   Accrued payroll, payroll taxes and benefits. . . . . . . . . . . .     715,515      535,525
   Accrued expenses and other liabilities . . . . . . . . . . . . . .     738,784      567,846
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .                   55,453

          Total current liabilities . . . . . . . . . . . . . . . . . . 5,129,897    3,708,837

Long-term debt and accounts payable (Note C). . . . . . . . . . . . .   7,754,262   5,682,036
Obligations under capital lease (Note D). . . . . . . . . . . . . . .   1,468,475   1,474,976
Notes payable - related parties (Note E). . . . . . . . . . . . . . . .    47,394     88,996

          Total noncurrent liabilities. . . . . . . . . . . . . . . .   9,270,131    7,246,008

          Total liabilities . . . . . . . . . . . . . . . . . . . . .  14,400,028   10,954,845

Commitments and contingent liabilities (Notes G, H, K, M, N and O)

Stockholders' equity (Notes H and K):
   Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued. . . . . . . .
   Class A common stock, $.01 par value; 10,000,000 shares authorized,
       2,293,568 and 1,504,662 shares issued in 1996 and 1995 . . . .      22,936       15,047
   Class B common stock, $.01 par value; 2,000,000 shares authorized,
       812,237 and 898,795 shares issued  in 1996 and  1995,
       convertible into one  share of Class A common stock  .               8,122        8,988
   Class C common  stock,  $.01 par value;  200,000  shares
       authorized and 199,816 and 199,966 shares issued in 1996 and 1995   1,998         2,000
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .   8,078,383    5,554,874
   Notes receivable related to purchase of 31,000 shares of Class A
       common stock                                                       (63,928)     (75,362)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .    (1,630,322)  (1,045,007)

          Total stockholders' equity. . . . . . . . . . . . . . . .     6,417,189    4,460,540


          T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . $20,817,217  $15,415,385
===================================================================== =========== ============






                    The accompanying notes are an integral part hereof.

                                PHC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       YEAR ENDED JUNE 30,
                                                     1996               1995
Revenues:
   Patient care, net (Note A) . . . . . . . .      $21,569,594       $16,408,461
   Other. . . . . . . . . . . . . . . . . . .          233,164           128,157
                                                      --------       -----------

          Total revenue . . . . . . . . . . .       21,802,758        16,536,618
                                                  ------------        ----------

Operating expenses:
   Patient care expenses. . . . . . . . . . .       12,004,383         9,248,317
   Cost of management contracts . . . . . . .          146,407           149,317
   Administrative expenses. . . . . . . . . .        9,694,802         6,223,815
                                                 ------------       -----------

          Total operating expenses. . . . . .      21,845,592         15,621,449
                                                  ------------       -----------

Income (loss) from operations . . . . . . . .         (42,834)           915,169
                                                  ------------       -----------

Other income (expense):
   Interest income. . . . . . . . . . . . . .          14,486             28,870
   Other income . . . . . . . . . . . . . . .         211,292             80,317
   Start-up costs (Note A). . . . . . . . . .        (128,313)
   Interest expense . . . . . . . . . . . . .        (863,484)         (577,544)
   Gain on disposal of center (Note G[2]) . .                             72,756
   Gain (loss) from operations held for sale
     (Note J) . . . . . . . . . . . . . . . .         11,947             (9,789)
                                                  -----------       ------------

          Total other income (expense). . . .       (754,072)          (405,390)
                                                  -----------       ------------

Income (loss) before income taxes . . . . . .        (796,906)           509,779

Income taxes (benefit) (Note F) . . . . . . .        (211,591)           241,108
                                                    ----------       -----------


NET INCOME (LOSS) . . . . . . . . . . . . . .     $  (585,315)        $  268,671
                                                  ===========        ===========


Net income (loss) per share (Note A). . . . .       $(.22)               $.11
                                                    ======               ====


Weighted average number of shares outstanding      2,709,504           2,403,457
                                                  ==========          =========













                    The accompanying notes are an integral part hereof.

                                PHC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                     Class A             Class B            Class C      Additional   Notes
                                   COMMON STOCK        COMMON STOCK      COMMON STOCK     Paid-in   Receivable Accumulated
                                 SHARES    AMOUNT    SHARES   AMOUNT    SHARES  AMOUNT    CAPITAL   FOR STOCK    DEFICIT      TOTAL

Balance - June 30, 1994 . .     1,483,500   $14,835  920,000    $9,200  200,000 $2,000 $5,554,902  $(93,000) $(1,313,678) $4,174,259

Payment of notes receivable .                                                                        17,638                   17,638

Conversion of shares. . . . .      21,162       212 (21,205)     (212)     (34)              (28)                             (28)

Net income, year ended
June 30, 1995.                                                                            268,671     268,671
                                     ----  -------- --------   ------- --------  ------- ----------  --------- ------------ --------

Balance - June 30, 1995 . . .   1,504,662    15,047  898,795     8,988  199,966  2,000  5,554,874   (75,362)  (1,045,007)  4,460,540

Payment of notes receivable .                                                                         11,434                  11,434

Conversion of shares. . . . .      86,554       866 (86,558)     (866)    (150)    (2)          2                              - 0 -

Exercise of options . . . . .      22,500       225                                       113,575                            113,800

Issuance of stock for obligations
  in lieu of cash . . . . . . .     6,600        66                                        36,184                             36,250

Exercise of bridge loan warrants   33,509       335                                       153,617                            153,952

Sale of stock in connection with
   private placement. . . . . .   493,750     4,937                                     1,970,063                          1,975,000

Costs related to private placement                                                      (442,395)                          (442,395)

Exercise of IPO warrants. . . .    21,493       215                                       137,785                            138,000

Issuance of shares with
       acquisition                 87,000       870                                       392,678                            393,548

Exercise of private placement
   warrants . . . . . . . . .      37,500       375                                       149,625                            150,000

Amount paid for options, not
  yet issued . . . . . . . .                                                                9,375                              9,375

Compensatory stock options. . .                                                             3,000                              3,000

Net loss, year ended June
  30, 1996.                                                                            (585,315)   (585,315)
                                     ----  -------- --------   ------- --------  ------- ----------- --------- ------------ --------


BALANCE - JUNE 30, 1996 . .     2,293,568   $22,936  812,237    $8,122  199,816  $1,998  $8,078,383 $(63,928)$(1,630,322) $6,417,189
                               ==========  ======== ========   ======= ========  ======= =========== ========= ============ ========







                    The accompanying notes are an integral part hereof.

                                PHC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    YEAR ENDED JUNE 30,
                                                                   1996             1995

Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . .       $   (585,315)      $   268,671
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Deferred tax provision (benefit). . . . . . . . . .           (418,137)          173,137
       Depreciation and amortization . . . . . . . . . . .            554,025           238,547
       (Increase) in accounts receivable . . . . . . . . .         (2,985,052)       (1,786,691)
       Compensatory stock options and stock issued for
         obligations . . . . . . . . . . . . . . . . . . .             39,250
       (Increase) in prepaid expenses and other current
         assets. . . . . . . . . . . . . . . . . . . . . .            (69,978)         (150,933)
       (Increase) decrease in other assets . . . . . . . .           (107,711)          162,570
       Decrease in net assets of operations held for sale.            106,886            32,303
       Increase in accounts payable. . . . . . . . . . . .          1,414,089           314,196
       Increase in accrued expenses and other liabilities.            295,475           258,175
                                                                 ------------       -----------

          Net cash used in operating activities. . . . . .         (1,756,468)         (490,025)
                                                                 ------------      ------------

Cash flows from investing activities:
   Acquisition of property and equipment and intangibles .        (1,557,419)      (3,557,378)
   Loan receivable . . . . . . . . . . . . . . . . . . . .           (17,462)         (91,343)
                                                                 ------------     ------------

          Net cash used in investing activities. . . . . .        (1,574,881)      (3,648,721)
                                                                 ------------     ------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants  . . . .            576,561          17,610
   Net proceeds from private placement . . . . . . . . . .          1,532,605
   Proceeds from borrowings. . . . . . . . . . . . . . . .          2,043,748       5,149,643
   Payments on debt. . . . . . . . . . . . . . . . . . . .           (402,828)     (2,651,546)
   Deferred Financing Costs . . . . . . . . . . . . . .  .           (711,960)
                                                                 ------------     ------------

          Net cash provided by financing activities. . . .         3,038,126        2,515,707
                                                                 ------------     -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .          (293,223)      (1,623,039)

Beginning balance of cash and cash equivalents . . . . . .           586,738        2,209,777
                                                                 ------------     -----------


ENDING BALANCE OF CASH AND CASH EQUIVALENTS. . . . . . . .       $   293,515      $   586,738
                                                                 ============     ===========


Supplemental cash flow information:
   Cash paid during the year for interest. . . . . . . . .       $   779,898      $   575,000
   Cash paid during the year for income taxes. . . . . . .           187,120           40,200

Supplemental disclosures of noncash investing and financing
activities:
     Stock issued for acquisition of property and equipment
       and intangibles. .. .. .. .. .. .. .. .. .. .. .. .            393,548           84,242
     Long-term debt assumed upon acquisition . . . . . . .                              84,242
============================================================= ===============  ===============
     Note payable due for litigation settlement. . . . . .            225,000
============================================================= ===============  ===============
     Capital leases. . . . . . . . . . . . . . . . . . . .             94,699
============================================================= ===============  ===============










                    The accompanying notes are an integral part hereof.

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE A) - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      [1]   BASIS OF PRESENTATION AND CONSOLIDATION:

            PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a nursing home in Massachusetts, a psychiatric hospital in Michigan and psychiatric outpatient facilities in Nevada and Kansas. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned (collectively the "Company"):

     PHC of Utah, Inc. ("PHU"), PHC of Virginia, Inc. ("PHV") and PHC of Rhode Island, Inc. ("PHR") provide treatment of addictive disorders and chemical dependency. PHC of Michigan, Inc. ("PHM") provides inpatient psychiatric care. PHC of Nevada, Inc. ("PHN") and PHC of Kansas, Inc. ("PHK") provide psychiatric treatment on an outpatient basis. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. STL, Inc. ("STL") operated day care centers (see Note J - Operations Held For Sale). All significant intercompany transactions and balances have been eliminated in consolidation.

            For the year ended June 30, 1996, the Company incurred costs related to an addition at Quality Care prior to obtaining a license to admit patients. These costs, amounting to $128,313, are included in other expense in the accompanying statement of operations under the caption "Start-up Costs".

      [2]   REVENUES AND ACCOUNTS RECEIVABLE:

            Patient care revenues are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

            A substantial portion of the Company's revenues at the Franvale Nursing and Rehabilitation Center is derived from patients under the Medicaid and Medicare programs. There have been and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement, as well as reimbursement from certain private payor sources for both Franvale and substance abuse treatment center services. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.


(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE A) - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           (continued)

      [2]   REVENUES AND ACCOUNTS RECEIVABLE:  (continued)

            Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted proactively at the beginning of each calendar year. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual, calendar cost reports filed by the Company with Medicare. The Company's cost reports to Medicare are routinely audited on an annual basis. The Company periodically reviews its provisional billing rates and provides for estimated Medicare adjustments. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.

            The Company has substantial receivables from Medicaid and Medicare, relating to its long-term care facility aggregating approximately $2,350,000 (including $415,000 related to Medicare adjustments) at June 30, 1996 which constitutes a concentration of credit risk should these agencies defer or be unable to make reimbursement payments as due.

      [3]  PROPERTY AND EQUIPMENT:

            Property and equipment are stated at cost.  Depreciation is provided
over  the  estimated   useful  lives  of  the  assets  using   accelerated   and
straight-line methods. The estimated useful lives are as follows:

                                               Estimated
                    ASSETS                    USEFUL LIFE

            Buildings. . . . . . . . . .  20 through 39 years
            Furniture and equipment. . .  3 through 10 years
            Motor vehicles . . . . . . .  5 years
            Leasehold improvements . . .  term of lease

      [4]  OTHER ASSETS:

            Other  assets  represent  deposits,   deferred  expenses  and  costs
incurred in the organization of the Companies. Organization costs are amortized over a five-year period using the straight-line method.

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE A) - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           (continued)

      [5]  GOODWILL, NET OF ACCUMULATED AMORTIZATION:


            The excess of the purchase price over the fair market value of net assets acquired are being amortized on a straight-line basis over their estimated useful lives.

      [6]  EARNINGS PER SHARE:


            Net income or loss per share is based on the weighted average number of shares of common stock outstanding during each period excluding Class C common shares held in escrow. Common stock equivalents have been excluded since they are antidilutive.

      [7]   USE OF ESTIMATES:


            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      [8]  CASH AND CASH EQUIVALENTS:

            Cash and cash equivalents are short-term highly liquid investments with original maturities of less than three months.


(NOTE B) - PROPERTY AND EQUIPMENT:

      Property and equipment is comprised as follows:

                                                   JUNE 30,
                                              1996         1995

            Land. . . . . . . . . . . . .  $  251,759   $  239,259
            Buildings . . . . . . . . . .   7,338,838    3,834,799
            Furniture and equipment . . .   1,404,716    1,027,413
            Motor vehicles. . . . . . . .      50,889       42,459
            Leasehold improvements. . . .     301,067      216,633
            Construction (Note D) . . . .     - 0 -      2,753,679
                                           -----------  ----------

                                            9,347,269    8,114,242
            Less accumulated depreciation   1,463,206    1,027,605

                      T o t a l . . . . .  $7,884,063   $7,086,637
                                           ===========  ==========


(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE C) - LONG-TERM DEBT:

      At June 30, 1996, the Company substantially completed an addition and renovation to the Quality Care facility in which 37 new beds were added. The Company financed this addition and renovation through the United States Department of Housing and Urban Development ("HUD"). At the final endorsement, which took place subsequent to year-end in July 1996, an additional $479,308 of costs were advanced bringing the final balance of the note payable to $6,781,294. At June 30, 1996 deferred financing costs related to the construction note payable totalled $711,960 and are being amortized over the life of the note. Interest costs capitalized in conjunction with the construction approximated $65,250 and $89,000 at June 30, 1996 and June 30, 1995.

      Long-term debt is summarized as follows:

                                    JUNE 30,
                                                           1996        1995

            Notes payable to various  entities with
               interest  ranging from 8% to 9%
               requiring monthly payments  aggregating
               approximately  $4,000 and maturing
               through May 2001. . . . . . . . . . . .  $   58,154  $   73,772
            Note payable due in monthly installments
               of $2,000 including imputed interest at
               8% through April 1, 1999, when the
               principal is due . .. .. . . . . . . . .     60,163      78,145
            9% mortgage note due in monthly
               installments of $4,850 through July 1,
               2012, when the remaining principal
               balance is payable. . . . . . . . . . .     505,485     518,224
            Mortgage note payable . . . . . . . . . . .                 23,690
            Note payable due in monthly installments
               of $21,506 including interest at 10.5%
               through November 1, 1999,
               collateralized by all assets of PHN
               and certain receivables . . . . . . . .     735,213
            Construction obligations:
               Construction note payable
                 collateralized by real estate and
                 insured by HUD due in monthly
                 installments of $53,635, including
                 interest at 9.25%, through December
                 2035. . . . . . . . . . . . . . . . .   6,301,986   5,049,643
               Other construction obligations to be
                 added to note payable . . . . . . . .     344,802
            Note payable to a former vendor, payable
               in monthly installments of $19,728
               including interest at 9.5% through
               February 1997 (see Note N). . . . . . .     152,353
                                                        ----------

                      T o t a l. . . . . . . . . . . .   8,158,156   5,743,474

            Less current maturities. . . . . . . . . .     403,894      61,438
                                                        ----------- ----------

                      T o t a l. . . . . . . . . . . .  $7,754,262  $5,682,036
                                                        =========== ==========

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE C) - LONG-TERM DEBT:  (continued)

      Maturities of long-term debt are as follows as at June 30, 1996:

            Year Ending
             JUNE 30,                            AMOUNT

               1997 . . . . . . . . . . . . .  $  403,894
               1998 . . . . . . . . . . . . .     273,424
               1999 . . . . . . . . . . . . .     302,539
               2000 . . . . . . . . . . . . .     157,923
               2001 . . . . . . . . . . . . .      56,977
               Thereafter . . . . . . . . . .   6,618,597
                                               ----------

                         T o t a l. . . . . .  $7,813,354

      In May 1996, PHU entered into a loan and security agreement to borrow up to $1,000,000 under a revolving line of credit. This agreement will be in effect for a period of two years with an option to renew for one-year periods thereafter. Principal is due upon the expiration of the term of the revolver. Interest is payable monthly at the prime rate plus 2.25%. The revolver is collateralized by substantially all the assets of PHU. At June 30, 1996 there were no borrowings under this agreement.


(NOTE D) - CAPITAL LEASE OBLIGATIONS:

      At June 30, 1996, the Company is obligated under various capital leases for equipment and real estate (see Note L) providing for monthly payments aggregating approximately $19,000 for fiscal 1997 and terms expiring from December 1996 through February 2014.

      The carrying value of assets under capital leases is as follows:

                                                   JUNE 30,
                                              1996         1995

            Building. . . . . . . . . . . .  $1,477,800   $1,477,800

            Equipment and improvements. . .     214,754      137,207

            Less accumulated depreciation .    (222,100)    (137,057)

                                             $1,470,454   $1,477,950


(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE D) - CAPITAL LEASE OBLIGATIONS:  (continued)

      Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1996:

      Year Ending                            Real
       JUNE 30,               EQUIPMENT    PROPERTY        TOTAL

         1997. . . . . . . .  $ 68,895   $   231,000   $   299,895
         1998. . . . . . . .    56,728       231,000       287,728
         1999. . . . . . . .    33,262       239,000       272,262
         2000. . . . . . . .    15,075       259,248       274,323
         2001. . . . . . . .     3,098       272,208       275,306
         Thereafter. . . . .    - 0 -      4,886,036     4,886,036
                              ---------  ------------  -----------

         Total future
            minimum lease
            payments . . . .   177,058     6,118,492     6,295,550
         Less amount
            representing
            interest . . . .   (29,711)   (4,709,312)   (4,739,023)
                              ---------  ------------  ------------

         Present value of
            future minimum
            lease payments .   147,347     1,409,180     1,556,527
         Less current
            portion. . . . .    53,936        34,116        88,052
                              ---------  ------------  -----------

         Long-term
            obligations
            under capital
            lease. . . . . .  $ 93,411   $ 1,375,064   $ 1,468,475
                              =========  ============  ===========







(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE E) - NOTES PAYABLE - RELATED PARTIES:

      Related party debt is summarized as follows:

                                                      JUNE 30,
                                                  1996       1995

            Note payable, president and
               principal stockholder,
               interest at 8%, due in
               installments through
               1998 . . . . . . . . . . . .    $ 78,996   $110,596
            Notes payable, other related
              parties interest at 12% and
              payable on demand. . . . . . . .   24,998     24,998
                                                ---------  --------

                     T o t a l . . . . . . . .   103,994    135,594

           Less current maturities . . . . . .    56,600     46,598
                                                ---------  --------

                    T o t a l . . . . . . . .  $ 47,394   $ 88,996
                                               =========  ========

      Accrued interest related to these notes totals $3,652 and $21,950 at June 30, 1996 and June 30, 1995, respectively.

      Maturities of related party debt are as follows at June 30, 1996:

            Year Ending
             JUNE 30,                                AMOUNT

               1997. . . . . . . . . . . . . . . .  $ 56,600
               1998. . . . . . . . . . . . . . . .    31,600
               1999. . . . . . . . . . . . . . . .    15,794
                                                    --------

                         T o t a l . . . . . . . .  $103,994

      Related party interest on notes receivable related to the purchase of Class A common stock approximated $4,295 and $3,000 for the year ended June 30, 1996 and June 30, 1995, respectively.


(NOTE F) - INCOME TAXES:

      For the year ended June 30, 1995 the Company utilized net operating loss carryforwards of approximately $754,000 to reduce taxable income. No significant state income taxes were paid prior to June 30, 1995.

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE F) - INCOME TAXES:  (continued)

      The Company had the following deferred tax assets included in the accompanying balance sheets:

                                                        JUNE 30,
                                                   1996       1995

      Temporary differences attributable to:

         Allowance for doubtful accounts . . . .  $510,000   $251,863

         Depreciation. . . . . . . . . . . . . .   154,700

         Other . . . . . . . . . . . . . . . . .     5,300

                                                  --------------------

                Total deferred tax asset . . . .   670,000    251,863

         Less current portion. . . . . . . . . .   515,300    251,863
                                                  ---------  --------

                Long-term portion. . . . . . . .  $154,700   $ - 0 -
                                                  =========  =======

      The Company had no deferred tax liabilities at June 30, 1996 and June 30, 1995.

      Income tax expense for the years ended is as follows:

                                                         JUNE 30,
                                                     1996       1995

            Deferred income taxes (benefit) . . .  $(418,137)  $173,000

            Current income taxes. . . . . . . . .    206,546     68,108
                                                   ----------  --------

                      T o t a l . . . . . . . . .  $(211,591)  $241,108
                                                   ==========  ========



(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE F) - INCOME TAXES:  (continued)

      Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:

                                                YEAR ENDED JUNE 30,
                                                  1996       1995

Income taxes (benefit) at statutory rate. . .  $(271,000)  $173,000

State income taxes. . . . . . . . . . . . . .     80,850     48,108

Increase due to nondeductible items,
   primarily penalties and travel and
   entertainment expenses . . . . . . . . . .     12,100     20,000

Other . . . . . . . . . . . . . . . . . . . .    (33,541)
                                               ----------

          T o t a l . . . . . . . . . . . . .  $(211,591)  $241,108
                                               ==========  ========


(NOTE G) - COMMITMENTS AND CONTINGENT LIABILITIES:

      [1]   OPERATING LEASES:

            The Company leases office and treatment facilities and furniture and equipment under operating leases expiring on various dates through May 2000. Rent expense for the years ended June 30, 1996 and June 30, 1995 was approximately $450,000 and $386,000, respectively. Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of June 30, 1996 are as follows:

            Year Ending
             JUNE 30,                                AMOUNT

               1997 . . . . . . . . . . . . . . .  $  422,791
               1998 . . . . . . . . . . . . . . .     419,490
               1999 . . . . . . . . . . . . . . .     205,380
               2000 . . . . . . . . . . . . . . .      59,235
                                                   ----------

                         Total minimum future
                          rental payments . . .  $1,106,896

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE G) - COMMITMENTS AND CONTINGENT LIABILITIES:  (continued)

      [2]  CENTER CLOSING:

            The Company decided to discontinue operations at its treatment center in California because of poor financial performance and discharged its last patient in August 1994. The results of operations for the year ended June 30, 1995 reflect revenues of approximately $90,000 and a net gain of approximately $22,000 from this center.


(NOTE H) - STOCK PLANS:

      The Company has three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

      The stock option plan provides for the issuance of a maximum of 300,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock and upon exercise of options.

      In October 1995, the Company adopted an employee stock purchase plan which provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. At June 30, 1996, 100,000 shares were available for purchase. During the year ended 1996, there were no shares purchased under this plan.

      Also in October 1995, the Company adopted a nonemployee directors' stock option plan that provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. During the meeting in which this plan was approved, options for 5,500 shares were granted under this plan. The Company has reserved 30,000 shares for issuance under this plan. Each outside director shall be granted an option to purchase 2,000 shares of Class A common stock at fair market value, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.


(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE H) - STOCK PLAN:  (continued)

      The Company had the following activity in its stock option plans for 1996 and 1995:

                                        Number of   Option Price
                                         SHARES      PER SHARE
      Option plans:
         Balance - June 30, 1994. . .   60,500    $5.00 - $6.37
         Granted. . . . . . . . . . .   39,000        $5.13
         Cancelled. . . . . . . . . .   (7,500)       $5.00
         Exercised. . . . . . . . . .

         Balance - June 30, 1995. . .   92,000    $5.00 - $6.37
         Granted. . . . . . . . . . .   46,500    $5.25 - $7.00
         Cancelled. . . . . . . . . .   (1,250)       $5.00
         Exercised. . . . . . . . . .  (22,500)   $5.00 - $5.13
                                       --------

         Balance - June 30, 1996. . .  114,750    $5.00 - $7.00
                                       ========

      Options for 68,625 shares are exercisable as of June 30, 1995 at an average price of $5.20.

      During fiscal 1994 the Company also issued restricted stock to certain of the directors and officers of the Company for the purchase of 31,000 shares at a purchase price of $4.00 per share. The directors and officers were required to pay 25% of the purchase price of their shares immediately, with the balance being payable quarterly over three years together with interest at 6% per year until paid in full.

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE I) - SEGMENT INFORMATION:

      The Company's continuing operations are classified into two primary business segments: substance abuse/psychiatric treatment and long-term care.
                                            YEAR ENDED JUNE 30,
                                             1996          1995
      Revenue:
         Substance abuse/psychiatric
           treatment. . . . . . . . . .  $16,525,672   $12,227,990
         Long-term care . . . . . . . .    5,043,922     4,180,471
         Other. . . . . . . . . . . . .      233,164       128,157
                                         ------------  -----------

                T o t a l . . . . . . .  $21,802,758   $16,536,618
                                         ============  ===========

      Income (loss) from operations:
         Substance abuse/psychiatric
           treatment. . . . . . . . . .  $   818,188   $   649,395
         Long-term care . . . . . . . .     (826,463)      243,335
         Other. . . . . . . . . . . . .      146,407       149,317
         General corporate. . . . . . .     (180,966)     (126,878)
         Other income (expense), net. .     (754,072)     (405,390)
                                         ------------  ------------

      Income (loss) before income
        taxes . . . . . . . . . . . . .  $  (796,906)  $   509,779
                                         ============  ===========

      Depreciation and amortization:
         Substance abuse/psychiatric
            treatment. . . . . . . . . . $   349,437   $   131,109
         Long-term care . . . . . . . .      176,450        78,332
         General corporate. . . . . . .       28,138        29,106
                                         ------------  -----------

                                         $   554,025   $   238,547
                                           ============  ===========

      Capital expenditures:
         Substance abuse/psychiatric
            treatment. . . . . . . . . . $   233,466   $   496,793
         Long-term care . . . . . . . .      982,978     2,953,679
         General corporate. . . . . . .       16,583        36,542
                                         ------------  -----------

                                         $ 1,233,027   $ 3,487,014
                                           ============  ===========

      Identifiable assets:
         Substance abuse/psychiatric
          treatment. . . . . . . . . .   $10,877,197   $ 8,308,656
         Long-term care . . . . . . . .    8,619,133     6,091,763
         General corporate. . . . . . .    1,264,205       851,398
         Net assets of operations held
           for sale . . . . . . . . . .       56,682       163,568
                                         ------------  -----------

                T o t a l . . . . . . .  $20,817,217   $15,415,385
                                         ============  ===========

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE J) - OPERATIONS HELD FOR SALE:

      Over the past several years, the Company has been systematically phasing out its day care center operations (STL). At June 30, 1996 and June 30, 1995, the Company had net assets relating to its day care centers amounting to approximately $57,000 and $164,000, respectively, which primarily represents the depreciated cost of real estate. At June 30, 1996 the Company had one real estate parcel remaining which the Company has offered for sale.

      The Company does not anticipate any significant future losses due to the day care center operations or the ultimate sale of the real estate parcels.


(NOTE K) - CERTAIN CAPITAL TRANSACTIONS:

      In addition to the outstanding options under the Company's stock plan (Note I), the Company has the following options and warrants outstanding at June 30, 1996:

                               Number of           Exercise        Expiration
        DESCRIPTION           UNITS/SHARES          PRICE             DATE

Bridge warrants             4,814 units       $4.57 per unit     September 1998

Unit purchase option        146,077 units     $5.99 per unit     March 1999

IPO warrants                1,657,821 shares  $7.50 per share    March 1999

Private placement warrants  703,125 shares    $4.00 per share    January 1999

Bridge warrants             33,696 shares     $7.50 per share    March 1999

Incentive bridge warrants   8,424 shares      $6.00 per share    December 1998

      Each unit consists of one share of Class A common stock and a warrant to purchase one share of Class A common stock at $7.50 per share.

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE K) - CERTAIN CAPITAL TRANSACTIONS:  (continued)

      In February 1996, the Company issued in a private placement units comprised of 6,250 shares of Class A common stock and warrants to purchase 9,375 shares of Class A common stock. A total of 79 units, representing 493,750 shares of Class A common stock and 740,625 warrants were issued in the offering at a gross purchase price of $1,975,000. Fees and expenses payable in connection with the offering total $442,395 of fees and expenses. Subject to the terms and conditions of the applicable warrant agreement, each warrant is exercisable for one share of Class A common stock at an exercise price of $4.00, subject to adjustment upon certain events. The warrants expire in January 1999. Upon the issuance of the units described above, certain additional shares of Class A common stock or securities exercisable therefor became issuable under the antidilution provisions of certain outstanding securities of the Company.

      Also, in connection with the Company's initial public offering, present stockholders have agreed to restrictions on approximately 200,000 shares (designated Class C common stock) whereby some or all of those shares will be transferred to the Company for no consideration if certain future earnings targets are not achieved through June 30, 1997. The earnings target for fiscal 1996 was net income of $3.0 million or more to have restrictions released and increases to $4.0 million for the year ending June 30, 1997. When, and if, the share restrictions are released, the Company will incur an expense based on the fair market value of the shares at the time the restrictions lapse.


(NOTE L) - ACQUISITIONS:

      On September 20, 1994 the Company purchased a 64-bed healthcare facility located in Michigan ("PHM") which provides psychiatric and other specialty services to patients. The Company acquired the tangible, intangible, and real property owned by the seller of the business for consideration consisting of $759,307 in cash. The purchase price was allocated to the assets acquired as follows:

            Land. . . . . . . . . . . . . . . . . .  $ 20,959
            Building. . . . . . . . . . . . . . . .   644,152
            Equipment and other assets. . . . . . .    94,196

                      T o t a l . . . . . . . . . .  $759,307

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE L) - ACQUISITIONS:  (continued)

      On November 1, 1995, the Company purchased an outpatient facility located in Nevada ("PHN") which provides psychiatric services to patients. The Company acquired the tangible and intangible property owned by the seller of the business for consideration consisting of $631,000 in cash and 75,000 shares of Class A common stock of PHC, Inc. which were valued at $323,000. The purchase price was allocated as follows:

            Accounts receivable . . . . . . . . . .  $231,509
            Equipment and other assets. . . . . . .    54,397
            Covenant not to compete . . . . . . . .    10,500
            Goodwill. . . . . . . . . . . . . . . .   671,359
            Accrued benefits payable. . . . . . . .   (13,765)

                                                     $954,000

      On March 29, 1996 PHN entered into a lease  agreement for the real estate.
The  lease  payments,   which  increase  annually,  are  due  in  equal  monthly
installments over a period of four years.

      On March 16, 1996, the Company purchased an outpatient facility located in Kansas ("PHK") which provides psychiatric services to patients. The Company acquired the tangible and intangible property owned by the seller of the business for consideration consisting of 12,000 shares of Class A common stock of PHC, Inc., valued at $70,548. The purchase price was allocated as follows:

            Equipment and other assets. . . . . . .  $ 20,000
            Covenant not to compete . . . . . . . .    10,000
            Goodwill. . . . . . . . . . . . . . . .    40,548
                                                     --------

                                                     $ 70,548

      In connection with the acquisition, PHK entered into a lease agreement for the real estate. The lease payments, which increase annually, are due in equal monthly installments over a period of three years.

(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(NOTE L) - ACQUISITIONS:  (continued)

      Based on unaudited data, the pro forma results of operations as though the foregoing acquisitions were made at the beginning of the periods indicated below are as follows. Management does not believe such results are indicative of future operations.

                                       YEAR ENDED JUNE 30,
                                         (in thousands
                                        except per share
                                             data)
                                         1996       1995

            Revenues. . . . . . . . . .  $22,135    $17,588
            Operating expenses. . . . .   22,126     16,559

            Income from operations. . .        9      1,029
            Other expenses, including
             income taxes . . . . . .      552       (690)
                                       --------   --------

            Net income (loss). .. . .  $  (543)   $   339
                                         ========   =======

            Pro forma income (loss)
              per share.. .. .. .. ..    $(.20)      $.14


(NOTE M) - SALE OF RECEIVABLES:

      The Company has entered into a sale and purchase agreement whereby third-party receivables are sold at a discount with recourse. The interest rate is calculated at 5.5% plus the six-month LIBOR rate which is 11.3% and 11.5% at June 30, 1996 and June 30, 1995, respectively. The amount of receivables subject to recourse at June 30, 1996 totalled approximately $805,000 and the agreement states that total sales of such outstanding receivables are not to exceed $4,000,000. Proceeds from the sale of these receivables totalled approximately $3,500,000 and $2,100,000 at June 30, 1996 and June 30, 1995, respectively. The purchase fees related to the proceeds above of approximately $73,720 and $30,000 at June 30, 1996 and June 30, 1995, respectively, are included in interest expense in the accompanying consolidated statement of operations. The agreement expires December 31, 1997.






(continued)

                             PHC, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS

(NOTE N) - LITIGATION:

      On October 31, 1994, the Company and a supplier, NovaCare, Inc., became parties to a Civil Action in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, NovaCare, Inc. ("NovaCare") is an entity which contracted with the Company in 1992 to provide rehabilitation therapy and related administrative services to the Company's long-term care facility. During the year ended June 30, 1996, the parties agreed to settle all claims and counterclaims in the Civil Action whereby no additional loss accrual was necessary. See Note C for payment terms. NovaCare has obtained (but has not recorded) a Real Estate Attachment for a portion of the settlement amount which may be employed if PHC does not satisfy its obligation under the settlement agreement.


(NOTE O) - SUBSEQUENT EVENT:

     On August 31, 1996 the Company purchased the assets of an outpatient psychiatric clinic in Michigan, which was financed through a loan of $500,000 received in July 1996. Annual revenues for this clinic in the past year approximated $750,000.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS.

      The exhibit numbers in the following list correspond to the numbers assigned to such exhibit in the Exhibit Table of Item 601 of Regulation S-B. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company at the Company's reasonable expense in furnishing such exhibit.

  EXHIBIT      DESCRIPTION
  No.
          +3.1 Restated Articles of Organization of the Registrant, as amended.

           3.2 By-Laws of the Registrant, as amended.

          +4.1 Form of Warrant Agreement.

          +4.2 Specimen certificate representing Class A Common Stock.

          +4.3 Form of  Certificates  representing  redeemable  Class A Warrants
               (form of certificate representing redeemable Class A Warrants included in Exhibit 4.1).

          +4.4 Form of Unit Purchase Option.

       ++++4.5 Warrant  Agreement by and among PHC, Inc.,  American Stock
               Transfer,and Americorp Securities, Inc.

       ++++4.6 Registration Rights for Exhibit 4.5.

       u +10.1 1993 Stock Purchase and Option Plan of PHC, Inc.

       u +10.2 Form of Stock Option Agreement of PHC, Inc.

      u ++10.3 Form of Restricted Stock Agreement with list of employees and directors who have entered into agreement and corresponding numbers of shares.

         +10.4 Form of Subscription  Agreement for Bridge financing with list of
               bridge   investors   who  have   entered   into   agreement   and
               corresponding amounts subscribed for.

         +10.5 Form of 8% Subordinated Notes of PHC, Inc. with list of bridge investors who have purchased notes and principal amounts thereof.

         +10.6 Form of Warrant Agreement for Bridge financing with list of bridge investors holding warrant agreements and corresponding numbers of bridge units for which warrant is exercisable.

         +10.7 Lease Agreement between Blackacre Realty Trust and PHC, Inc., dated April 30, 1985, with amendments dated May 22, 1986, on or about March 9, 1988, and May 1, 1992.

          10.9 Lease Agreement between David H. Brom and Changes, dated April 1, 1995.

        +10.11 Option to Purchase  Agreement  between  PHC,  Inc.  and Quality
               Care Centers of Massachusetts, Inc., dated July 6, 1993.

        +10.12 Lease  Agreement  between  Anna Meta  Leonhard & Claire  Leonhard
               Morse and PHC, Inc., dated December 13, 1989; Approval of Assignment of lease by PHC, Inc., to PHC of California, Inc. dated December 13, 1989.

        +10.13 Settlement Conference Order, dated February 1, 1993, in the matter of AIHS OF CALIFORNIA, INC. V. CLAIRE LEONHARD MORSE; Letter from Jerry M. Ackeret to Godfrey J. Tencer, dated September 24, 1993, confirming extension of the Settlement; Letter from Godfrey J. Tencer to Jerry M. Ackeret, dated October 4, 1993, accepting extension in letter of September 24, 1993; Letter from Jerry M. Ackeret to PHC, Inc., dated February 15, 1994, agreeing to extension of closing of the purchase of the property to March 8, 1994.

        +10.14 Lease Agreement between Palmer-Wells  Enterprises and AIHS, Inc.
               and Edwin G. Brown, dated September 23, 1983,with Addendum dated March 23, 1989, and Renewal of Addendum dated April 7, 1992; Tenant Acceptance Letter to The Mutual Benefit Life Insurance Company and Palmer-Wells Enterprises, executed by PHC, Inc. and Edwin G. Brown, dated June 6, 1989.

        +10.15 Sample Equipment Lease with Trans National Leasing Corp.

        +10.16 Note of PHC,  Inc.  in favor of Tot Care,  Inc.,  dated  January
               1, 1991, in the amount of $55,000.

        +10.17 Note of PHC, Inc. in favor of Humpty Dumpty School, Inc., dated March 1, 1991, in the amount of $25,000.

        +10.18 Note of PHC,  Inc.  in favor of Bruce A.  Shear,  dated  April 1,
               1993, in the amount of $152,500; Subordination letter from Aquarius Realty to Malden Trust Company as to $50,000 of debt, dated 1983, regarding debt of PHC, Inc.; Subordination letter from Bruce A. Shear and Steven J. Shear, individually, to Malden Trust Company as to $80,000 of debt, dated 1983, regarding debt of PHC, Inc.

        +10.19 Note of PHC, Inc. in favor of Steven J. Shear,  dated April 1,
               1993, in the amount of $25,000.

        +10.20 Note of PHC, Inc. in favor of Gertrude Shear, dated April 15, 1993, in the amount of $27,700.

        +10.21 Note of PHC, Inc. in favor of Mark S.Cowell and Karen K.Cowell, dated May 5, 1993, in the amount of $10,000.

        +10.22 Note of PHC, Inc. in favor of Trans National Leasing Corp., dated
               May 17, 1993, in the amount of $50,000.

        +10.26 Advance  Funding  Agreement by and among  Quality Care Centers of
               Massachusetts, Inc., Kelspride Nursing Homes, Inc. and Continental Medical Systems, Inc., dated June 30, 1988, and amendment thereto dated June 30, 1992; Note of Quality Care Centers of Massachusetts, Inc. in favor of Continental Medical Systems, Inc., dated June 30, 1992, in the amount of $240,084; Mortgage, Security Agreement and Assignment by PHC, Inc. to Continental Medical Systems, Inc., dated June 30, 1988, and amendment thereto dated June 30, 1992; Security Agreement by Quality Care Centers of Massachusetts, Inc. to Continental Medical Systems, Inc., dated June 30, 1988, and amendment thereto dated June 30, 1992; Guaranty of PHC, Inc. in favor of Continental Medical Systems, Inc. dated June 30, 1988, and amendment thereto dated June 30, 1992; Guaranty of Bruce A. Shear, individually, dated June 30, 1988, and amendment thereto dated June 30, 1992 and Guaranty Fee Agreement of PHC, Inc. in favor of Bruce A. Shear in consideration of June 30, 1988, Guaranty on behalf of PHC, Inc.; Waiver and Agreement by and among PHC, Inc., Quality Care Centers of Massachusetts, Inc., Continental Medical Systems, Inc. and CMS Capital Ventures, Inc., dated October 13, 1993.

        +10.28 Purchase and Sale Agreement by and between Alternative Counseling
               Services, Inc. and PHC of Virginia, Inc., dated March 22, 1993; Note of PHC of Virginia, Inc. in favor of Alternative Counseling Services, Inc., dated April 1, 1993, in the amount of $30,000; Note of PHC of Virginia, Inc. in favor of Alternative Counseling Services, Inc., dated April 1, 1993, in the amount of $15,485 with Changes Clinic Collections on Purchased Receivables, April 1, 1993 - September 7, 1993.

         10.29 Note of PHC of Virginia, Inc. in favor of Himanshu S. Patel and Anjana H. Patel, dated April 1, 1995, in the amount of $10,000.

        +10.30 Note of PHC of Virginia, Inc. in favor of Mukesh P. Patel and Falguni M. Patel, dated April 1, 1993, in the amount of $10,000.

        +10.31 Mount Regis Center, Limited Partnership Agreement and Certificate of Limited Partnership, dated July 24, 1987, by and among PHC of Virginia, Inc. and limited partners; Form of Letter Agreement of limited partners dated October 18, 1993, with list of Selling Limited Partners and Units to be sold.

        +10.32 Contract for Purchase and Sale of Real Estate by and between Douglas M. Roberts, PHC of Virginia, Inc. and PHC, Inc. dated March 31, 1987, with amendment dated July 28, 1987.

        +10.33 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Goulas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date.

        +10.34 Security  Agreement  Note of PHC of  Virginia,  Inc.  in favor of
               Mount Regis Center, Inc., dated July 28, 1987, in the amount of $90,000, guaranteed by PHC, Inc., with Security Agreement, dated July 1987.

        +10.35 Form of  Agreement  amending  Deed of Trust Note (by Mount  Regis
               Center Limited Partnership to Douglas M. Roberts,  dated July 28,
               1987) and Security Agreement Note (by PHC of Virginia, Inc. to Mount Regis Center, Inc., dated July 28, 1987, and assigned by Mount Regis to Douglas M. Roberts, effective August 1, 1987) by and between Douglas M. Roberts, PHC of Virginia, Inc., Mount Regis Limited Partnership and PHC, Inc., dated September, 1991.

        +10.37 Note of Quality Care Centers of Massachusetts, Inc. in favor of Bruce A. Shear, dated April 1, 1993, in the amount of $10,000.

         10.38 Exhibit intentionally omitted.

        +10.42 Note of PHC of California, Inc. in favor of Bruce A. Shear, dated April 1, 1993, in the amount of $100,000.

        +10.43 Note of PHC of  California,  Inc.  in favor  of  Marin  Addiction
               Counseling & Treatment, Inc., dated January 30, 1990, in the amount of $273,163 with Agreement, dated April 26, 1990, evidencing assignment of note by Marin Addiction Counseling Treatment, Inc. to Circle of Help, Inc.; Asset Purchase Agreement by and between Marin Addiction Counseling & Treatment, Inc. and PHC of California, Inc., dated January 19, 1990; Waiver Letter from Circle of Help, Inc. to PHC, Inc., dated February 15, 1994.

        +10.45 Promissory Note and Corporate  Guarantee of STL, Inc. in favor of
               Joseph and Theodora Koziol, dated November 30, 1992, in the amount of $40,000, Corporate Guarantee by PHC, Inc., with Release of All Demands of even date attached.

        +10.50 Letter agreement  between PHC, Inc. and Leonard M. Krulewich,  as assignee of the ENOBLE Corporation, dated April 26, 1993, relative to the transfer of ownership of the DoN; Request for Transfer of DoN, dated May 28, 1993; Request for Transfer of Site of DoN, dated May 28, 1993; Request for Extension of Authorization Period from June 27, 1993, dated June 24, 1993; Letter from counsel of AtlantiCare Medical Center to Massachusetts Department of Public Health, dated July 13, 1993.

         10.51 Medical Services Agreement between Mukesh P. Patel and Himanshu Patel and Mount Regis Center, dated August 25, 1995.


        +10.52 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated
               December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988.

        +10.53 Management Agreement by and between STL, Inc.and Lillian Furbish, dated September 8, 1993.

         10.54 Exhibit intentionally omitted.

        +10.55 Letter Agreement by and between PHC, Inc. and the Utah Group, dated November 5, 1993.

        #10.56 Note of PHC, Inc. in favor of Bruce A. Shear,  dated March 31,
               1994, in the amount of $110,596.

        #10.57 Consent of PHC,  Inc. and PHC of Virginia,  Inc.,  dated June 10,
               1994, as to the transfer of partnership property to PHC of Virginia, Inc.; Deed by and between Mount Regis Center, Limited Partnership and PHC of Virginia, Inc., dated June 10, 1994; Consent to Transfer by Douglas M. Roberts, dated June 23, 1994; Form of Mount Regis Center, Limited Partnership Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia, Inc. and each assignor dated as of June 30, 1994; Mount Regis Center, Limited Partnership Certificate of Cancellation of Limited Partnership, filed June 30, 1994.

        #10.58 Letter from PHC of California, Inc. to Circle of Help, Inc., dated September 20, 1994, confirming agreement as to payment by PHC of California, Inc. to Circle of Help, Inc. in the amount of $100,000 as full satisfaction of promissory note of PHC of California, Inc. in favor of Marin Addiction Counseling and Treatment, Inc. in the amount of $273,163 which was assigned to Circle of Help, Inc. on April 26, 1990.

        #10.59 Settlement  Agreement and Mutual General Release,  by and between
               PHC of California, Inc. and Claire Leonhard Morse, individually and as Trustee of the Anna Leonhard Trust, Arnold Leonhard, individually and as Trustee of the Anna Leonhard Trust, and Lloyd Leonhard.

        #10.60 Estoppel,  Consent and Subordination Agreement, by and between
               Zions First National Bank and Highland Ridge Hospital, dated June 30, 1994.

        #10.61 Regulatory  Agreement for Multifamily  Housing  Projects,  by and
               between Quality Care Centers of Massachusetts, Inc. and Secretary of Housing and Urban Development, dated September 8, 1994; Mortgage of Quality Care Centers of Massachusetts, Inc. in favor of Charles River Mortgage, dated September 8, 1994; Mortgage Note of Quality Care Centers of Massachusetts, Inc. in favor of Charles River Mortgage Company, Inc., in the amount of $6,926,700, dated September 8, 1994; Security Agreement by and between Quality Care Centers of Massachusetts, Inc. and Charles River Mortgage Company, Inc., dated September 8, 1994; Standard Form Agreement Between Owner and Architect for Housing Services, by and between Quality Care Centers of Massachusetts, Inc. and David H. Dunlap Associates, Inc., dated November 5, 1992; Construction Contract by and between Quality Care Centers of Massachusetts, Inc. and Corcoran Jennison Construction Co., Inc., dated September 8, 1994, and related documents.

        #10.62 First  Amendment to Management  Agreement,  by and between STL,
               Inc.and Lillian Furbish, dated September 21, 1994.

        *10.63 Asset Purchase  Agreement by and between Good Hope Center,  Inc.
               and the Company, dated as of January 21, 1994.

        #10.64 Lease and Option Agreement,  by and between NMI Realty, Inc. and
               PHC of Rhode Island, Inc., dated March 16, 1994.

        #10.65 Tenant  Estoppel  Certificate of PHC of Rhode Island,  Inc. to
               Fleet National Bank, dated September 13, 1994.

        #10.66 Subordination, Non-Disturbance and Attornment Agreement, by and among Fleet National Bank, PHC of Rhode Island, Inc. and NMI Realty, Inc., dated September 13, 1994.

        #10.67 Secured Promissory Note of PHC of Rhode Island, Inc. in favor of Good Hope Center, Inc., dated March 16, 1994, in the amount of $116,000.

        #10.68 Asset Sale  Agreement by and between  Harbor Oaks  Hospital
               Limited Partnership and the Company, dated June 24, 1994.

        #10.69 Lease Agreement by and between Conestoga Corp. and PHC, Inc., dated July 11, 1994.

        #10.70 Letter from counsel of PHC, Inc. to  Massachusetts  Department of
               Public Health, dated August 31, 1994, requesting, on behalf of the Company and ENOBLE, that the Massachusetts Department of Public Health place them on the agenda of the Public Health Council, with attachments.

       ++10.71 Sale and  Purchase  Agreement  by and between  PHC of Rhode
               Island, Inc. and LINC Finance Corporation VIII, dated January 20, 1995.

      +++10.72 Sale and Purchase Agreement by and Between PHC of Virginia,  Inc.
               and LINC Finance Corporation VIII, dated March 6, 1995.

         10.73 Renewal of Lease Addendum between Palmer Wells Enterprises and PHC of Utah, Inc., executed February 20, 1995.

    +++++10.74 Employee Stock Purchase Plan

    +++++10.75 Non-Employee Stock Option Plan

         10.76 Loan and Security Agreement by and between PHC of Nevada, Inc. and Linc Anthem Corp.

         10.77 Secured Promissory Note for $7,500,000 by and between PHC of Nevada, Inc. and Linc Anthem Corp.

         10.78 Loan and Security Agreement for $1,000,000 by and between PHC of Utah, Inc. and HealthPartners Funding LP

         10.79 HealthPartners Revolving Credit Note

         10.80 Guaranty of HealthPartners Revolving Credit Note

         10.81 Stock Pledge by and between PHC, Inc. and Linc Anthem Corporation

         10.82 Asset Purchase Agreement by and between Harmony Counseling, Inc. and PHC, Inc.

         10.83 Asset Purchase Agreement by and between Total Concept Employee Assistance Program, Inc.


         +16.1 Letter on Change in Independent Public Accountants.

          21.1 List of Subsidiaries.


          99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995


+ Filed with the same exhibit number as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Registration No. 33-71418) or an amendment thereto and incorporated herein by reference.

++ Filed as an exhibit to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission (Commission File number 0-23524) on February 14, 1995 and incorporated herein by reference.

+++ Filed as an exhibit to the Company's quarterly report on Form 10Q-SB, filed with the Securities and Exchange Commission (Commission file number 0-23524) on May 15, 1995 and incorporated herein by reference.

++++ Filed as an exhibit to the Company's quarterly report on Form 10Q-SB, filed with the Securities and Exchange Commission (Commission file number 0-23524) on February 16, 1996 and incorporated herein by reference.

+++++ Filed as an exhibit to the Company's Form 10-C dated February 22, 1996.

* Filed as an exhibit to the amendment to the Company's Current Report on Form 8-K, filed with the Securities Exchange Commission on August 15, 1994 and incorporated herein by reference.

u     Management contract or compensatory plan or arrangement.



            (b)   REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES


            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    PHC, INC.




Date: October 4, 1996             By: /S/ BRUCE A. SHEAR
                                       -------------------
                                  Bruce A. Shear, President
                                  and Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                   TITLE(S)                  DATE


/S/ BRUCE A. SHEAR            President, Chief           October  4, 1996
------------------
Bruce A. Shear                Executive  Officer  and
                              Director     (principal
                              executive officer)

/S/ PAULA C. WURTS                                       October  4, 1996
------------------
Paula C. Wurts                Controller and Assistant Treasurer
                              (principal    financial
                              and accounting officer)

/S/ GERALD M. PERLOW          Director                    October  4, 1996
---------------------
Gerald M. Perlow



/S/ DONALD E. ROBAR           Director                 October  4, 1996
-------------------
Donald E. Robar