Form 10KSB/A
period 1996-06-30
PHC INC /MA/
filed 1996-10-29
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  Form 10-KSB/A

     [X] Annual report under section 13 or 15(d)of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996

     [ ]  Transition report under section 13 or 15(d) of the Securities Exchange
          Act of 1934 [No Fee Required] for the transition period from      to

Commission file number: 0-23524

                                    PHC, INC.
                 (Name of small business issuer in its charter)

       Massachusetts                                        04-2601571
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

      200 Lake Street, Suite 102, Peabody, MA                   01960
      (Address of principal executive offices)                 (Zip Code)

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

                 Transitional Small Business Disclosure Format:
                                    Yes No X

         Item 13.  Exhibits and Reports on Form 8-K.

         The definition of the # footnote is:

#    Filed as  an exhibit to the  Company's  report on Form  10-KSB,  filed with
     the  Securities   and  Exchange   Commission  on  September  28,  1994  and
     incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHC, INC.



Date: October 29, 1996                      By: /s/ BRUCE A. SHEAR
                                            Bruce A. Shear, President
                                            and Chief Executive Officer