Form 10QSB
period 1996-11-08
PHC INC /MA/
filed 1996-11-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

        Massachusetts                                    04-2601571
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

200 Lake Street, Suite 102, Peabody MA                          01960
 Address of principal executive offices)                      (Zip Code)

                           508-536-2777
                  (Issuer's telephone number)


     (Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____ PHC, Inc. became subject to the Exchange Act on March 3, 1994 .



 Applicable only to corporate issuers
 Number of shares outstanding of each class of common equity, as of October 31, 1996:
         Class A Common Stock       2,327,624
         Class B Common Stock         806,556
         Class C Common Stock          199,816

 Transitional Small Business Disclosure Format
 (Check one):
 Yes           No      X

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                       PHC INC. AND SUBSIDIARIES UNAUDITED
                           CONSOLIDATED BALANCE SHEETS
                                                         Sept. 30       June 30
                                                           1996          1996
                           ASSETS                      (
Current assets:
Cash & Cash Equivalents........................             $6,547     $293,515
Accounts receivable, net of allowance for bad debts
 of $1,591,393 at Sept. 30, 1996,  1,492,983 at June
 30, 1996.......................................         10,116,730   8,866,065
   Prepaid expenses.............................            407,780     259,893
   Other receivables and advances...............            261,957      66,513
   Deferred Income Tax Asset....................            515,300     515,300
     Total current assets.......................         11,308,314  10,001,286
Accounts Receivable, noncurrent................             740,000     740,000
Loan Receivable.................................            113,805     113,805
Property and equipment, net.....................          7,987,527   7,884,063
Deferred income taxes                                       154,700     154,700
Deferred financing costs, net of amorization                698,445     702,948
Goodwill, net of accumulated amortization                   894,951     709,573
Other assets.......................................         550,612     454,160
Net assets of operations held for sale.............          57,867      56,682
     Total.........................................       2,506,221 $20,817,217
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................      3,379,769   3,127,052
  Notes payable--related parties ...................         56,600      56,600
  Notes payable-- bank..............................         39,005
Current maturities of long term debt................      1,101,679     403,894
  Current portion of obligations under capital leases       114,329      88,052
  Accrued Payroll, Payroll Taxes and Benefits........       656,051     715,515
  Accrued expenses and other liabilities.............       425,034     738,784
     Total Current liabilities.......................     5,772,467   5,129,897
Construction Note Payable                                      ---
Long-term debt......................................      8,467,128   7,754,262
Obligations under capital lease.....................      1,614,053   1,468,475
Notes payable related parties........................        39,496      47,394
  Total noncurrent liabilities.......................    10,120,677   9,270,131
  Total liabilities.................................     15,893,144  14,400,028

Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, none issued..........................            ---         ---
  Class A common stock, $.01 value; 10,000,000 shares
   authorized, 2,327,624 and 2,293,568 shares issued
     Sept. 96 and June 96............................        23,276      22,936
  Class B common stock, $.01 par value; 2,000,000
     shares authorized, 806,556 and 812,237 issued
     Sept. 96 and June 96 convertible into
    one share of Class A common stock................         8,066       8,122
  Class C common stock, $.01 par value; 200,000 shares
     authorized, 199,816 and 199,816 issued Sept. 96
     and June 96....................................          1,998       1,998
  Additional paid-in capital........................      8,208,245   8,078,383
  Notes receivable related to purchase of 31,000 shares
    of Class A common stock.........................        (63,928)    (63,928)
  Accumulated Deficit...............................     (1,564,580) (1,630,322)
  Total Stockholders' Equity........................      6,613,077   6,417,189
  Total..............................................    22,506,221 $20,817,217

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                               September 30
                                                           1996           1995

Revenues:
  Patient Care, net ..............................       $5,784,856  $4,492,880
  Management Fees. ...............................          133,204      36,557
Total revenue.....................................        5,918,060   4,529,437

Operating expenses:
  Patient care expenses...........................        3,056,894   2,600,543
  Cost of Management Contracts....................           69,893      31,637
  Administrative expenses.........................        2,469,444   1,651,550

Total operating expenses..........................        5,596,231   4,283,730

Income from operations.............................         321,829     245,707

Other income (expense):
  Interest income..................................           2,650       2,763
  Other income.....................................          81,464      49,746
  Interest expense.................................        (295,344)   (147,998)
  Gain (loss) from operations held for sale
Total other income (expense).......................        (211,954)    (96,456)

Income before Provision for Taxes..................         109,875     149,251

Provision for Income Taxes.........................          44,133      54,378

NET INCOME ........................................          65,742     $94,873

Earnings per Share:
  Net Income per share.............................             .02        .04

Weighted average number
  of shares outstanding............................        3,117,915  2,404,933


                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Three Months Ended
                                                                September 30
                                                              1996        1995
Cash flows from operating activities:
  Net income ......................................          $65,742     94,873
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.................          138,872     91,691
  (Increase) decrease in accounts receivable.......       (1,446,109)  (540,287)
  Decrease (increase) in prepaid expenses and other
     current assets................................         (147,887)   (74,877)
  (Increase) decrease in other assets..............          124,945    (26,659)
  (Increase) decrease in net assets of operations
     held for sale.................................           (1,185)   (17,311)
  Increase (decrease) in accounts payable..........          (93,288)   111,501
  Increase (decrease) in accrued and withheld taxes            6,923      4,068
  Increase (decrease) in accrued expenses and other
     liabilities...................................         (308,532)     6,866

Net cash provided by (used in) operating activities.      (1,660,519)  (290,135)

Cash flows from investing activities:
  Costs related to Business acquistion..............        (420,007)       ---
  Acquisition of property and equipment.............        (224,602)  (897,511)

Net cash provided by (used in) investing activities.        (644,609)  (897,511)

Cash flows from financing activities:...............         130,147        ---
  Issuance of common stock net debt activity........        1,888,013   836,636

Net cash provided by (used in) financing activities.        2,018,160   836,636

NET INCREASE (DECREASE) IN CASH.....................         (286,968) (351,010)

Beginning cash balance..............................          293,515   586,738

ENDING CASH BALANCE.................................            6,547   235,728

                                 PHC, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 1996



NOTE A - THE COMPANY

      PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan, out-patient psychiatric centers in Nevada, Kansas and Michigan and a long-term care facility in Massachusetts. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned (collectively the "Company"):

      PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island , Inc. ("PHRI"), provide treatment of addictive disorders and chemical dependency. PHC of Rhode Island, Inc. operates Good Hope Center which was purchased on March 16, 1994. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. PHC of Michigan, Inc. ("PHM"), operates Harbor Oaks Hospital which was purchased on September 20, 1994. PHM provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates Harmony Healthcare which was purchased on November 1, 1995. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. ("PHK"), operates Total Concept EAP which was purchased on March 15, 1996. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. North Point-Pioneer, Inc. ("NPP"), operates six out patient behavioral health centers under the name of Pioneer Counseling Centers. Four of the centers were purchased on August 31, 1996 for $110,000 and 15,000 shares of PHC Inc. Class A Common Stock. The other two centers were purchased on September 6, 1996 for $150,000 of which payment of $100,000 is contingent on completion of certain contracts. STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has been systematically phasing out its day care center operations and the operating results of STL and its net assets have been classified as "operations held for sale" in the Condensed Consolidated Financial Statements. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE B - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not indicative of the results that may be expected for the year ending June 30, 1997. The accompanying financial statements should be read in conjunction with the June 30, 1996 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 4, 1996.

NOTE C - SUBSEQUENT EVENTS

      On October 7, 1996, PHC, Inc., (the "Company") issued $3,125,000 principal amount of its 7% Convertible Debentures (the "Debentures") to two accredited investors. For details regarding this transaction please refer to the company's Form 8-K filed on November 5, 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION




                                 PHC, INC. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

      Net patient care revenue increased 29% to $5,784,856 for the three months ended September 30, 1996 from $4,492,880 for the three months ended September 30, 1995. This increase in revenue is due to the acquisitions in August and September 1996 of North Point-Pioneer, Inc. and the increase in available beds for the long term care facility. Net Income decreased 31% to $65,742 for the three months ended September 30, 1996 from $94,873 for the three months ended September 30, 1995. This decrease in net income is due primarily to costs associated with the acquisition of the new outpatient psychiatric centers in Michigan and expenses incurred in the re-engineering of the Good Hope Center's operations after the loss of referrals from a state agency.

      Net patient care revenue for the psychiatric and substance abuse facilities increased to $4,212,872 for the quarter ended September 30, 1996 from $3,375,350 for the same period in 1995. This increase in revenue is due primarily to newly acquired psychiatric treatment facilities. Net patient care revenue for the long term care facility increased to $1,571,984 for the three months ended September 30, 1996 from $1,117,530 for the three months ended September 30, 1995 due to an increase in net revenue per patient day and the number of occupied beds. The long term care facility opened the thirty-seven bed addition on September 29, 1995 which resulted in increased rates and census.

LIQUIDITY AND CAPITAL RESOURCES

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable related to patient revenue increased during the quarter ended September 30, 1996 by $1,250,665, approximately 13.0%, which contributed to cash used in operations during the quarter of $1,660,519. This increase in accounts receivable is primarily the result of an increase in revenues from new acquisitions and increased beds at Franvale. The company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     In connection with the trademark challenge by Pioneer Health Care, Inc. (described in the company's 10 KSB for the year ended June 30, 1994 and the company's 10-KSB for the year ended June 30, 1995) the company filed an appeal on July 10, 1995 with the United States First Circuit Court of Appeals from an unfavorable judgment of the Federal District Court. The company does not believe that an adverse decision would have a material adverse effect on the company.


Item 5.               Other Information

     Effective November 1, 1996, the Company acquired Behavioral Stress Centers, Inc. ("BSC"), a New York corporation which provides management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. The acquisition was consummated through the merger of a newly formed wholly owned subsidiary of the Company, BSC-NY, Inc., and BSC with BSC-NY, Inc. being the surviving company (the "Surviving Company") pursuant to an Agreement and Plan of Merger (the "Merger") between the Company, BSC, the subsidiary, and Messrs. Irwin Mansdorf and Yakov Burstein, each a stockholder of BSC (collectively, Messrs. Mansdorf and Burstein are referred to as the "Sellers"). In connection with the Merger, the Company issued 150,000 shares of its Class A Common Stock to the Sellers. The Agreement provides that the Company is also obligated to pay the Sellers a portion of the profits of the Surviving Company (not to exceed 49%) over the next three years. The earn-out consideration is payable 50% in Class A Common Stock shares and 50% in cash provided that the Sellers are not obligated to receive more than $200,000 in the form of Class A shares based on its fair market value at time of payment. Each Seller agreed not to compete directly or indirectly with the Surviving Company during the four years following Closing.

     At Closing, the Company and Perlow Physicians P.C., a professional corporation (the "Professional Corporation") of which Gerald M. Perlow, M.D., a director of the Company, is a principal stockholder, entered into an Asset Purchase Agreement (the "Purchase Agreement") with the Sellers pursuant to which the Company purchased certain assets of Clinical Associates, a partnership of which the Sellers are the general partners ("CA"), and certain assets of Mansdorf, which were used in a business operated by Mansdorf doing business as Clinical Diagnostics ("CD"), for $1,500,000 and the Professional Corporation purchased contracts between CA or CD and 31 nursing homes (the "Nursing Home Contracts") under which CA and/or CD provides psychotherapy and psychological consulting services to patients at the nursing homes for a $750,000 note of which the Company is the maker. Also at Closing, the Professional Corporation entered into a five year Management Agreement, renewable for five additional years, with the Surviving Company pursuant to which the Surviving Company agreed to provide management, administrative and billing services to the Professional Corporation and will receive a fee in connection therewith plus reimbursement of all the practice expenses (as defined in the Management Agreement) of the Professional Corporation. The Management Agreement also requires the Professional Corporation to repay up to $750,000, plus interest at 8% per annum, to the extent payments are made on the $750,000 note issued to the Sellers under the Purchase Agreement. The note is subject to pro rata reduction for each nursing home which terminates its contract with the Professional Corporation during the 90-day period following Closing.

     Also at Closing, Dr. Burstein, who is a psychologist and has a Ph.D. degree, entered into a three year employment agreement and Dr. Mansdorf, who is a psychologist and has a Ph.D. degree, entered into a three year consulting agreement with the Professional Corporation pursuant to which Dr. Burstein agreed to continue to provide psychotherapy services to the Professional Corporation and to be involved in its business and operations and Dr. Mansdorf agreed to provide consulting services to the Professional Corporation. Dr. Mansdorf will also provide psychotherapy services to the Professional Corporation. The Professional Corporation also employs approximately 20 psychotherapists, psychologists and psychiatrists in the greater New York City Metropolitan Area to provide psychiatric and psychotherapy services to patients, in clinical settings including those at the nursing homes. CA and CD were providing professional services in excessive of 30,000 patient visits per year at more than 30 nursing homes and other institutions.

     The foregoing is only a summary of the principal terms of the Merger Agreement, the Purchase Agreement, the Employment Agreement, the Consulting Agreement and the Management Agreement, and reference is made to the agreements, copies of which accompany this filing, for additional information.

     BSC, which has been in operation since 1978, provides management, administrative and billing services to psychiatrists and psychologists, including CA and CD, and furnishes them with office facilities, secretarial assistance, billing and general support. It also provides assessment counseling referral and follow-up services to governmental agencies or employee associations, while CA and CD provide psychotherapy and psychological clinical services to businesses, governmental entities and nursing home patients.

     The Company intends to continue the business and operation of BSC and, pursuant to the Management Agreement with the Professional Corporation, to provide services to the Professional Corporation, and the Professional Corporation intends to continue the business and operation of CA and CD.

     For the seven month period ended July 31, 1996, the acquired  companies had
aggregate  net  cash  flow  of  approximately   $970,000  on  cash  receipts  of
approximately $2,100,000 and expenditures of approximately $1,130,000.

Item 6.  Exhibits and Reports on Form 8-K.


         a.       Exhibits


10.84 Security Agreement by and between PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996.

10.85 Custodial Agreement by and between LINC Anthem Corporation and PHC, Inc. and Choate, Hall and Stewart dated July 25, 1996.

10.86 Loan and Security Agreement by and between North Point-Pioneer, Inc. and LINC Anthem Corporation dated July 25, 1996.

10.87 Corporate Guaranty by PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996 for North Point-Pioneer, Inc.

10.88 Stock Pledge and Security Agreement by and between PHC, Inc. and LINC Anthem Corporation.

10.89 Secured Promissory Note of North Point-Pioneer, Inc. in favor of LINC Anthem Corporation dated July 25, 1996 in the amount of $500,000.

10.90 Lease Agreement by and between PHC, Inc. and 94-19 Associates dated October 31, 1996 for BSC-NY, Inc.

10.91   Note  by  and between  PHC Inc.   and Yakov Burstein   in the  amount of
        $180,000.

10.92   Note  by and between PHC, Inc. and  Irwin  Mansdorf in   the  amount  of
        $570,000.

10.93 Employment Agreement by and between BSC-NY, Inc. and Yakov Burstein dated November 1, 1996

10.94 Consulting Agreement by and between BSC-NY, Inc. and Irwi n Mansdorf dated November 1, 1996

10.95 Agreement and Plan of Merger by and among PHC, Inc., BSC-NY, Inc., Behavioral Stress Centers, Inc., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996.

10.96 Assignment and Assumption Agreement dated October 31, 1996 by and between Clinical Associates and Perlow Physicians, P.C.

10.97   Bill of Sale by and between Clinical Diagnostics and Perlow Physicians,
        P.C.

E10.98 Employment Agreement by and between Perlow Physicians, P.C. and Yakov Burstein dated November 1, 1996.

10.99 Agreement for Purchase and Sale of Assets by and between Clinical Associates and Clinical Diagnostics and PHC, Inc., BSC-NY, Inc., Perlow Physicians, P.C., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996

10.100 Consulting Agreement by and between Perlow Physicians, P.C. and Irwin Mansdorf dated November 1, 1996.

10.101 Option Agreement by and between Pioneer Healthcare and Gerald M. Perlow M.D., dated November 15, 1996.



(b) There were no Current Reports filed on Form 8-K during the first quarter of fiscal year 1997.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PHC, Inc.
Registrant


Date: November 14, 1996                           /s/ Bruce A. Shear
                                                   Bruce A. Shear
                                                   President
                                                   Chief Executive Officer




Date: November 14, 1996                          /s/ Paula C. Wurts
                                                  Paula C. Wurts
                                                  Controller
                                                  Assistant Treasurer

                                   EXHIBIT INDEX

Exhibit
Number   Document

10.84 Security Agreement by and between PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996.

10.85 Custodial Agreement by and between LINC Anthem Corporation and PHC, Inc. and Choate, Hall and Stewart dated July 25, 1996.

10.86 Loan and Security Agreement by and between North Point-Pioneer, Inc. and LINC Anthem Corporation dated July 25, 1996.

10.87 Corporate Guaranty by PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996 for North Point-Pioneer, Inc.

10.88 Stock Pledge and Security Agreement by and between PHC, Inc. and LINC Anthem Corporation.

10.89 Secured Promissory Note of North Point-Pioneer, Inc. in favor of LINC Anthem Corporation dated July 25, 1996 in the amount of $500,000.

10.90 Lease Agreement by and between PHC, Inc. and 94-19 Associates dated October 31, 1996 for BSC-NY, Inc.

10.91   Note  by  and between  PHC Inc.   and Yakov Burstein   in the  amount of
        $180,000.

10.92   Note  by and between PHC, Inc. and  Irwin  Mansdorf in   the  amount  of
        $570,000.

10.93 Employment Agreement by and between BSC-NY, Inc. and Yakov Burstein dated November 1, 1996

10.94 Consulting Agreement by and between BSC-NY, Inc. and Irwi n Mansdorf dated November 1, 1996

10.95 Agreement and Plan of Merger by and among PHC, Inc., BSC-NY, Inc., Behavioral Stress Centers, Inc., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996.

10.96 Assignment and Assumption Agreement dated October 31, 1996 by and between Clinical Associates and Perlow Physicians, P.C.

10.97   Bill of Sale by and between Clinical Diagnostics and Perlow Physicians,
        P.C.

10.98 Employment Agreement by and between Perlow Physicians, P.C. and Yakov Burstein dated November 1, 1996.

10.99 Agreement for Purchase and Sale of Assets by and between Clinical Associates and Clinical Diagnostics and PHC, Inc., BSC-NY, Inc., Perlow Physicians, P.C., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996

10.100 Consulting Agreement by and between Perlow Physicians, P.C. and Irwin Mansdorf dated November 1, 1996.

10.101 Option Agreement by and between Pioneer Healthcare and Gerald M. Perlow M.D., dated November 15, 1996.


27      Financial Data Schedule