Form 10-Q/A
period 1996-09-30
PHC INC /MA/
filed 1996-12-05
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               Form 10-QSB/A-1

(Mark
One)

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1996

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
         TO
___________


 Commission file number     0-23524


                                   PHC, INC.

            (Exact name of small business issuer as specified in its charter)

           Massachusetts                                 04-2601571
  (State or other jurisdiction of                   (I.R.S.
      Employer incorporation or organization)        Identification No.)

  200 Lake Street, Suite 102, Peabody MA                 01960
 (Address of principal executive offices)              (Zip Code)

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
Act on March 3, 1994          .

 Applicable only to corporate issuers
 Number of shares outstanding of each class of common equity, as of October 31, 1995:
      Class A Common Stock    1,557,755
      Class B Common Stock      847,300
      Class C Common Stock      199,964

 Transitional Small Business Disclosure Format
 (Check one):  Yes           No      X

The obligated payments to the Surviving Company has been redefined in Part II, Item 5 below: Also, the number of nursing homes in "Nursing Home Contracts" has been increased to 35 from 31.

PART II.    OTHER INFORMATION


Item 5.   Other Information

      Effective November 1, 1996, the Company acquired Behavioral Stress Centers, Inc. ("BSC"), a New York corporation which provides management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. The acquisition was consummated through the merger of a newly formed wholly owned subsidiary of the Company, BSC-NY, Inc., and BSC with BSC-NY, Inc. being the surviving company (the "Surviving Company") pursuant to an Agreement and Plan of Merger (the "Merger") between the Company, BSC, the subsidiary, and Messrs. Irwin
Mansdorf and Yakov Burstein, each a stockholder of BSC (collectively, Messrs. Mansdorf and Burstein are referred to as the "Sellers"). In connection with the Merger, the Company issued 150,000 shares of its Class A Common Stock to the Sellers. The Agreement provides that the Company is also obligated to pay the Sellers 49% of the profits of the Surviving Company over the next three years plus an additional amount equal to four times 49% of the profits of the Surviving Company during the third year. The profits of the Surviving Company will also include profits, if any, from the professional corporation (defined below). The earn-out consideration is payable 50% in Class A Common Stock shares and 50% in cash provided that the Sellers are not obligated to receive more than $200,000 in the form of Class A shares based on its fair market value at time of payment. Each Seller agreed not to compete directly or indirectly with the Surviving Company during the four years following Closing.

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


                                         PHC, Inc.
                                         Registrant


Date: December 5, 1996                   /s/ Bruce A. Shear
                                         Bruce A. Shear
                                         President
                                         Chief Executive Officer

Date: December 5, 1996                   /s/ Paula C. Wurts
                                         Paula C. Wurts
                                         Controller
                                         Assistant Treasurer