Form 10-Q
period 1996-12-31
PHC INC /MA/
filed 1997-02-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549
                                       Form 10-QSB

(Mark One)

 |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

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

                    508-536-2777
            (Issuer's telephone number)

_______________________________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ PHC, Inc. became subject to the Exchange Act on March 3, 1994.

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of January 31, 1997:

      Class A Common Stock    2,578,052
      Class B Common Stock      790,628
      Class C Common Stock      199,816

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No      X

                                       PHC, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - December 31, 1996 and June 30, 1996.

            Condensed Consolidated Statements of Operations - Three months ended December 31, 1996 and December 31, 1995; Six months ended December 31, 1996 and December 31, 1995.

            Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 1996 and December 31, 1995.

            Notes to Condensed Consolidated Financial Statements - December 31, 1996.

Item 2.     Management's Discussion and Analysis of Plan of Operation



PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other

Item 6.           Exhibits

Signatures

PART I.  FINANCIAL INFORMATION                 PHC INC. AND SUBSIDIARIES
Item 1  Financial Statements                   CONSOLIDATED BALANCE SHEETS


                                                        Dec. 31        June 30
                                                          1996           1996
                  ASSETS                                     (Unaudited)
Current assets:
   Cash..............................................  $  290,253      $293,515
   Accounts receivable, net of allowance for bad
debts of 1,517,586 at Dec. 31, 1996 and
1,492,983 at June 30, 1996...........................  10,529,186     8,866,065
   Prepaid expenses..................................     698,279       259,893
   Other receivables and advances....................   2,806,155        66,513
   Deferred Income Tax Asset.........................     515,300       515,300
     Total current assets............................  14,839,173    10,001,286
Accounts Receivable, Non Current.....................     740,000       740,000
Loan Receivable......................................     112,805       113,805
Property and equipment, net..........................   7,926,515     7,884,063
Deferred incoming taxes..............................     154,700       154,700
Deferred financing costs, net of amortization.......      837,931       702,948
Goodwill, net of accumulated amortization............     905,872       709,573
Other assets.........................................     639,081       454,160
Net assets of dicontinued operation..................       1,394        56,682
     Total...........................................  26,157,471    20,817,217

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable...................................   3,996,476     3,127,052
  Notes payable--related parties.....................      51,600        56,600
  Current maturities of long term debt...............   1,104,875       403,894
  Current portion of obligations under capital
leases...............................................     113,374        88,052
  Accrued and witheld taxes..........................      49,048            -0-
  Accrued payroll, payroll taxes and benefits........     555,790       715,515
  Accrued expenses and other liabilities.............     472,446       738,784
  Deferred revenue...................................          --            --
        Total Current liabilities....................   6,343,609     5,129,897
Long-term debt.......................................   8,427,592     7,754,262
Obligations under capital lease......................   1,593,148     1,468,475
Notes payable related parties........................      31,596        47,394
7% Convertible Debentures (3,125,000 less
discount 546,875)....................................   2,578,125            --
  Total noncurrent liabilities.......................  12,630,461     9,270,131
  Total liabilities..................................  18,974,070    14,400,028

Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
shares authorized,  none issued.....................                         --
  Class A common stock, $.01 value; 10,000,000
shares authorized, 2,493,552 and 2,293,568 issued
December and June 1996..............................      24,936        22,936
  Class B common stock, $.01 par value; 2,000,000
shares authorized,790,628 and 812,127 shares issued
December and June 1996 convertible into one
share of Class A common stock.......................       7,906         8,122
  Class C common stock, $.01 par value; 200,000
shares authorized same as above and 199,816
shares issued December and June,  1996..............       1,998         1,998
  Additional paid-in capital........................   8,764,408     8,078,383
  Notes receivable related to purchase of 31,000
shares of Class A common stock......................     (63,266)       (63,928)
  Accumulated Deficit...............................  (1,552,581)    (1,630,322)
  Total Stockholders' Equity........................   7,183,401      6,417,189
Total..............................................   26,157,471    $20,817,217
                See Notes to Consolidated Financial Statements

                           PHC INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Three Months Ended            Six Months Ended
                                         December 31                December 31

                                  1996             1995          1996          1995


Revenues:
  Patient Care, net ..........  $6,472,204     $4,875,755     12,257,060     $9,368,635
  Management Fees.............     270,731         64,688        403,935        101,245
      Total revenue............  6,742,935      4,940,443     12,660,995      9,469,880
Operating expenses
  Patient care expenses........  3,368,222      3,015,538      6,425,116      5,616,081
  Administrative expenses......  3,022,738      1,971,316      5,492,182      3,622,866
  Contract expenses............     70,005         30,365        139,898         62,002
      Total operating expenses.  6,460,965      5,017,219     12,057,196      9,300,949

Income (loss) from operations..    281,970        (76,776)       603,799        168,931

  Interest income..............     30,681          3,799         33,331          6,562
  Startup Cost Nursing Facility.        --       (128,313)            --       (128,313)
  Other income..................   134,475         45,716        215,939         95,462
  Interest expense..............  (464,321)      (221,726)      (759,665)      (369,724)
  Gain (loss) from operations
    held for sale...............    37,202         18,650         36,478         17,683
  Total other income (expense)... (261,963)      (281,874)      (473,917)      (378,330)

Income (loss) before Provision
 for Taxes.......................   20,007       (358,650)       129,882       (209,399)
Provision for Income Taxes.......    8,008        (54,378)        52,141             --
NET INCOME (LOSS)................  $11,999      $(304,272)      $ 77,741     $ (209,399)

Net Income (Loss) per share......      ---           (.13)           .03           (.09)

Weighted average number
  of shares outstanding.......... 3,183,908      2,433,588     3,175,775       2,419,246


                See Notes to Consolidated Financial Statements

                          PHC INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Six Months Ended

                                                             December 31
                                                           1996            1995
Cash flows from operating activities:
  Net income .....................................    $   77,741      $(209,399)
  Adjustments to reconcile net income to net cash
used in operating activities:
 Depreciation and Amortization....................       292,385        216,668
 Increase in accounts receivable..................    (2,374,540     (1,564,093)
 Increase in prepaid expenses and other current
assets............................................      (438,386)       (78,576)
 Decrease in other assets.........................       133,804         40,102
 Decrease in net assets of operations held for
sale..............................................        55,288        107,371
 Increase in accounts payable.....................       524,622        740,269
 Increase  in accrued and withheld taxes..........        16,736         16,224
 Increase in accrued expenses and other
liabilities.......................................      (323,349)       134,130
Net cash used in operating activities.............    (1,957,958)      (597,304)
Cash flows from investing activities:
 Acquisition of property and equipment............      (293,866)    (1,125,862)
 Costs related to business acquisition...........    (2,718,201)      (575,000)
Net cash used in investing activities.............    (3,012,067)    (1,700,862)
Cash flows from financing activities:
 Issuance of Common Stock.........................       688,471             --
 Net debt activity................................     1,777,908      1,771,473
 Convertible debt.................................     2,578,125             --
Net cash provided by  financing activities........     5,044,504      1,771,473

NET INCREASE (DECREASE) IN CASH...................        (3,262)      (526,693)
Beginning cash balance............................       293,515        586,738
ENDING CASH BALANCE...............................       290,253        $60,045

                  See Notes to Consolidated Financial Statements

                                                  PHC, Inc.

                          PHC, INC. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                              December 31, 1996


Note A - The Company

      PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan,
outpatient   psychiatric  centers  in  Nevada,  Kansas  and  Michigan  and  a long-term care facility in Massachusetts. PHC, Inc. also manages a psychiatric practice in New York through its newest acquisition. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned (collectively the "Company"):

     PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island , Inc. ("PHRI") provide treatment of addictive disorders and chemical dependency. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. PHC of Michigan, Inc. ("PHM"), operates
Harbor Oaks Hospital. PHM provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates
Harmony Healthcare which was purchased on November 1, 1995. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. ("PHK"), operates Total Concept EAP which was purchased on March 15, 1996. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. North Point-Pioneer, Inc. ("NPP"), operates six outpatient behavioral health centers under the name of Pioneer Counseling Centers. Four of the centers were purchased on August 31, 1996 for $110,000 and 15,000 shares of PHC, Inc. Class A Common Stock. The other two centers were purchased on September 6, 1996 for $150,000. STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has been systematically phasing out its day care center operations and the operating results of STL and its net assets have been classified as "operations held for sale" in the Condensed Consolidated Financial Statements. On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A Common Stock to the former owners of Behavioral Stress Centers, Inc. At the closing Perlow Physicians, P.C. acquired certain assets of Clinical Associates for $1,500,000 and notes for $750,000 issued to the former owners of Behavioral Stress Centers, Inc. BSC-NY, Inc. is the provider of management, administrative and billing services to Perlow Physicians, P.C.

Note B - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item  310 of  Regulation  S-B.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The accompanying financial statements should be read in conjunction with the June 30, 1996 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 4, 1996.

Note C - Subsequent Events

      On January 17, 1997, with an effective date of January 1, 1997, PHC, Inc. entered into a Stock Exchange Agreement with Psychiatric & Counseling Associates of Roanoke, Inc. a Virginia corporation organized by Drs. M. Patel and H. Patel consisting of their private practices of psychiatry in the Roanoke, Virginia area.

     The Stock Exchange Agreement provided that PHC, Inc. in exchange for 64,500 shares of restricted Class A common stock, conveyed to Drs. M. Patel and H. Patel, received 80% of the outstanding shares of Psychiatric & Counseling Associates of Roanoke, Inc. The remaining 20% were owned by Dr. M. Patel (10%) and Dr. H. Patel (10%).

      Concurrent with the Stock Exchange Agreement Dr. H. Patel and Dr. M. Patel each executed Employment Agreements with Psychiatric & Counseling Associates of Roanoke, Inc. to provide professional services to the latter. Each physician received payment in the amount of $25,000.00 in exchange for the restrictive covenants contained within the Employment Agreements.

      Further, concurrent with the execution of the Stock Exchange Agreement and Employment Agreements, a Plan and Agreement of Merger was executed wherein Psychiatric & Counseling Associates of Roanoke, Inc. was merged into Pioneer Counseling of Virginia, Inc., a Massachusetts corporation. Pioneer Counseling of Virginia, Inc., prior to the merger was a wholly-owned subsidiary of PHC, Inc. Subsequent to the merger Pioneer Counseling of Virginia, Inc. will be owned 80% by PHC, Inc., 10% by Dr. H. Patel and 10% by Dr. M. Patel.

      On January 17, 1997 Pioneer Counseling of Virginia, Inc. entered into a Purchase and Sale Agreement with Dillon and Dillon Associates, an unrelated General Partnership, to purchase real estate with buildings and improvements for $600,000. When renovations are complete, this property will house the outpatient clinic operations of Pioneer Counseling of Virginia, Inc.

     On January 13, 1997 PHC of Michigan, Inc. executed a $400,000.00 Secured Bridge Note and a $2,000,000.00 mortgage on the Real Estate of PHC of Michigan, Inc. in favor of HCFP FUNDING, INC.

     On February 3, 1997, PHC of Michiga, Inc. entered into a Loan and Security. Agreement and pursuant to that executed a $1,500,000.00 revolvong credit note with HCFP FUNDING, INC. The obligations under this Loan and Security Agreement are secured by all the assets of the corporation.

     On February 3, 1997 PHC of Utan, Inc. executed an amendment to the Loan and Security Agreement which cross collaterized and cross defaulted the obligations of PHC of Utah, Inc. and PHC of Michigan, Inc.

     On February 3, 1997, PHC, Inc. executed an Unconditional Guarantee of payment and performance guartanteeing the obligations of PHC of Michiga, Inc. to HCFP FUNDING, INC.

Item 2.     Management's Discussion and Analysis of Plan of Operation



                              PHC, INC. and Subsidiaries
                        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

Results of Operations
     Net patient care revenue increased 32.7% to $6,472,204 for the three months ended December 31, 1996 from $4,875,755 for the three months ended December 31, 1995. This increase in revenue is due primarily to the acquisition of Pioneer Counseling Centers in September 1996, Behavioral Stress Centers in November 1996 and an increased census at the long term care facility as a result of an increase in available beds.

     Net patient care revenue for the psychiatric and substance abuse facilities increased to $4,833,122 for the quarter ended September 30, 1996 from $3,626,579 for the same period in 1995. This increse in revenue is due primarily to the newly acquired psychiatric treatment facilities in Nevada, Kansas and Michigan. This does not include the management fees $140,060 as a result of the New York acquisition. Net patient care revenue for the long term care facility increased to $1,639,082 for the three months ended December 31, 1996 from $1,249,176 for the same period in 1995 due to an increase in net revenue per patient day and the number of occupied beds.

      The net loss for the quarter was $304,272 as compared to a loss of $19,411 for the quarter ended December 31, 1994 primarily due to start-up costs related to the new long term care beds opened during this quarter. In addition to routine start-up costs, licensing of long term care beds in Massachusetts requires full staffing for all beds to be licensed which resulted in related start-up costs of $128,313.

Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable increased during the quarter ended December 31, 1996 by 4.1%, approximately $412,500, resulting in cash used in operations during the quarter of approximately $375,100. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

     In connection with the trademark challenge by Pioneer Health Care, Inc. (described in the Company's 10- KSB for the years ended June 30, 1994, June 30, 1995 and June 30, 1996) the Company filed an appeal on July 10, 1995 with the United States First Circuit Court of Appeals from an unfavorable judgment of the Federal District Court. The Company does not believe that an adverse decision would have a material adverse effect on the company.

     PHC, Inc.("PHC") was named as a defendant in a complaint filed in the Supreme Court of the State of New York, County of New York entitled Bentley Associates, L.P. v. PHC, Inc., Behavioral Stress Center, Inc., Clinical Diagnostics, Inc., Professional Health Associates, Inc., Yakov Burnstein and Irwin J. Mansdorf (Index No. 605870/96). The complaint alleges claims for breach of contract, specific performance and quantum meruit in connection with the merger and acquisition of PHC with Behavioral Stress Center, Inc. ("BSC"). PHC has referred the defense of the action to BSC, which has agreed to defend and indemnify PHC for all claims in the action. The complaint seeks compensatory damages for alleged unpaid advisory fees of approximately $1.3 million and equitable relief. Plaintiff filed the complaint pursuant to an Order to Show Cause on November 25, 1996 seeking to enjoin defendants from consummating the sale or otherwise encumbering the consideration to be paid pursuant to the transaction. The Court denied plaintiff's request for a preliminary injunction in a Memorandum Decision dated December 24, 1996. PHC subsequently moved to dismiss the complaint on January 15, 1997 on the grounds that it is not a party to nor is it responsible for any fees allegedly owed under the contract at issue in the case. PHC's motion is currently pending before the Court.

Item 3.      Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 31, 1996. In addition to the election of directors (with regards to which (I) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (II) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of Richard A. Eisner & Company, LLP as the Company's independent auditors for the fiscal year ending June 30, 1997. The stockholders also voted to amend the Company's Restated Articles of Organization to increase the number of authorized shares of Class A Common Stock from 10,000,000 to 20,000,000.

Item 5.   Other Information

     On January 17, 1997, with an effective date of January 1, 1997, PHC, Inc. entered into a Stock Exchange Agreement with Psychiatric & Counseling Associates of Roanoke, Inc. a Virginia corporation organized by Drs. M. Patel and H. Patel consisting of their private practices of psychiatry in the Roanoke, Virginia area.

     The Stock Exchange Agreement provided that PHC, Inc. in exchange for 64,500 shares of restricted Class A common stock, conveyed to Drs. M. Patel and H. Patel, received 80% of the outstanding shares of Psychiatric & Counseling Associates of Roanoke, Inc. The remaining 20% were owned by Dr. M. Patel (10%) and Dr. H. Patel (10%).

     Concurrent with the Stock Exchange Agreement Dr. H. Patel and Dr. M. Patel each executed Employment Agreements with Psychiatric & Counseling Associates of Roanoke, Inc. to provide professional services to the latter. Each physician received payment in the amount of $25,000.00 in exchange for the restrictive covenants contained within the Employment Agreements.

     Further, concurrent with the execution of the Stock Exchange Agreement and Employment Agreements, a Plan and Agreement of Merger was executed wherein Psychiatric & Counseling Associates of Roanoke, Inc. was merged into Pioneer Counseling of Virginia, Inc., a Massachusetts corporation. Pioneer Counseling of Virginia, Inc., prior to the merger was a wholly-owned subsidiary of PHC, Inc. Subsequent to the merger Pioneer Counseling of Virginia, Inc. will be owned 80% by PHC, Inc., 10% by Dr. H. Patel and 10% by Dr. M. Patel.

     On January 17, 1997 Pioneer Counseling of Virginia, Inc. entered into a Purchase and Sale Agreement with Dillon and Dillon Associates, an unrelated general partnership, to purchase real estate with buildings and improvements for $600,000. When renovations are complete, this property will house the outpatient clinic operations of Pioneer Counseling of Virginia, Inc.

     On January 13, 1997, PHC of Michigan, Inc. executed a $400,000.00 Secured Bridge Note and a $2,000,000.00 mortgage on the Real Estate of PHC of Michigan, Inc. in favor of HCFP FUNDING, INC.

     On February 3, 1997, PHC of Michigan, Inc. entered into a Loan and Security Agreement and pursuant to that executed a $1,500,000 Revolving Credit Note with HCFP FUNDING, INC. The obligations under this Loan and Security Agreement are secured by all the assets of the corporation.

     On February 3, 1997, PHC of Utah, Inc. executed an amendment to the Loan and Security Agreement which cross collateralized and cross defaulted the obligations of PHC of Utah, Inc. and PHC of Michigan, Inc.

     On February 3, 1997, PHC, Inc. executed an Unconditional Guarantee of Payment and Performance guaranteeing the obligations of PHC of Michigan Inc. to HCFP FUNDING, INC.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits
              4.15 Form of Warrant Agreement issued to Alpine Capital Partners,
                   Inc. to purchase 25,000 Class A Common shares dated October 7, 1996.
              4.16 Stock Exchange Agreement by and between PHC, Inc.  and
                   Psychiatric & Counseling Associates of Roanoke, Inc.


            10.103 Secured Bridge Note in the principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 13, 1997.
            10.104 Guaranty by PHC, Inc. for Secured Bridge Note in principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 17, 1997.
            10.105 First Amendment to Lease Agreement and Option Agreement by
                   and between NMI Realty, Inc. and PHC of Rhode Island, Inc. dated December 20, 1996.
            10.106 Mortgage by and between PHC of Michigan, Inc. and HCFP
                   Funding , Inc. date dated January 13, 1997 in the amount of $2,000,000.
            10.107 A   Employment Agreement  for Dr. Himanshu Patel; Employment
                   Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreements
            10.108 Plan   Plan of Merger by and between Pioneer Counseling of
                   Virginia, Inc. and  Psychiatric & Counseling Associates of
                  Roanoke, Inc.
            10.109 Sales Agreement by and between Dillon & Dillon
                   Associates and Pioneer Counseling of Virginia Inc. for building and land located at 400 East Burwell St., Salem Virginia in the amount of $600,000.
            10.110 Loan and Security Agreement by and between PHC of   Michigan,
                   Inc. and HCFP Funding, Inc. in the amount of $1,500,000.
            10.111 Revolving Credit Agreement by and between HCFP and PHC of Michigan, Inc. in the amount of $1,500,000.
            10.112 Unconditional Guaranty of Payment and Performance by
                   and between PHC, Inc. in favor of HCFP.
            10.113 Amendment number 1 to Loan and Security Agreement   dated
                   May 21, 1996 by and between PHC of Utah, Inc. and HCFP
                   Funding providing collateral for the PHC of Michigan    Inc.
                   Loan and Security Agreement


       (b)   Reports on Form 8-K

     On November 5, 1996, the Company filed a Current Report on Form 8-K regarding the issuance of Convertible Debentures. This was reported under Item 5.

     On December 20, 1996, the Company filed a Current Report on Form 8-K regarding the Company's inability to provide audited financial statements of the acquired companies previously conducting business as Behavioral Stress Centers, Inc., Clinical Associates and Clinical Diagnostics. This was reported under Item 7.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHC, Inc.
Registrant


Date: January ____, 1997                        /s/ Bruce A. Shear
                                                Bruce A. Shear
                                                President
                                                Chief Executive Officer

Date: January ____, 1997                        /s/ Paula C. Wurts
                                                Paula C. Wurts
                                                Controller
                                                Assistant Treasurer

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
Registrant


Date: January ____, 1997
                                          Bruce A. Shear
                                          President
                                          Chief Executive Officer



Date: January ____, 1997
                                          Paula C. Wurts
                                          Controller
                                          Assistant Treasurer

List of Exhibits

           4.15 Form of Warrant Agreement issued to Alpine Capital Partners, Inc. to purchase 25,000 Class A Common shares dated October 7, 1996.

           4.16 Stock Exchange Agreement by and between PHC, Inc. and Psychiatric & Counseling Associates of Roanoke, Inc.

         10.103 Secured Bridge Note in the principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 13, 1997.

         10.104 Guaranty by PHC, Inc. for Secured Bridge Note in principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 17, 1997.

         10.105 First   Amendment  to  Lease  Agreement  and  Option
                Agreement by and between NMI Realty, Inc. and PHC of Rhode Island, Inc. dated December 20, 1996.

        10.106 Mortgage by and between PHC of Michigan, Inc. and HCFP Funding Inc. date dated January 13, 1997 in the amount of $2,000,000.

        10.107 Employment Agreement for Dr. Himanshu Patel; Employment Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreement

        10.108 Plan of Merger by and between Pioneer Counseling of Vrginia, Inc. and Psychiatric & Counseling Associates of Roanoke, Inc.

        10.109 Sales agreement by and between Dillon and Dillon Associates and Pioneer Counsling of Virginia, Inc. for building and land located at 400 East Burwell St, Salem, Virginia in the amount of $600,000.

     (b) There are no Current Reports filed on Form 8-K during the second quarter of fiscal year 1997

Exhibit 4.15


THIS WARRANT AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE TRANSFERRED IN VIOLATION OF SUCH ACT, THE RULES AND REGULATIONS THEREUNDER OR THE PROVISIONS OF THIS WARRANT.

      Shares Issuable Upon Exercise:      Up to 25,000 shares of the Class A
                                    Common Stock, S.01 par value, of PHC, Inc.

                              WARRANT AGREEMENT

      THIS WARRANT AGREEMENT dated as of October 7, 1996 is entered into by PHC, Inc. (the "Company') and Alpine Capital Partners, Inc. (the 'Holder").

                                 WITNESSETH:

      WHEREAS, the Holder has rendered certain financial advisory services to the Company; and

      WHEREAS, in partial consideration of the financial advisory services rendered to the Company by the Holder, the Company has authorized the issuance to the Holder of the warrant (the "Warrant") of the Company represented by this Wan-ant Agreement, which Warrant entities the Holder to purchase, upon the terms and conditions hereinafter set forth, shares of the Company's Class A common stock, $O.01 par value per share (the "Class A Common Stock").

      NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

                                  ARTICLE I

                               GRANT OF WARRANT

      For value received, this Warrant Agreement entitles the Holder to subscribe for and purchase up to 25,000 shares of Class A Common Stock, at a price per share of $6.88 (the "Warrant Price"). As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Organization of the Company as from time to time amended as provided by law and in such articles (hereinafter the "Charter"), and the term "Grant Date" shall mean October 7, 1996. The number of shares of Class A Common Stock purchasable pursuant to the rights -ranted hereunder and the purchase price for such shares of Class A Common Stock are subject to adjustment pursuant to the provisions contained in this W t Agreement.

                                  ARTICLE 11

                     EXERCISE OF WARRANT: EXERCISE PRICE

      Section 2.1 Term. Subject to the provisions of this Warrant Agreement, the purchase right represented by this Warrant Agreement is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to October 7, 2001 (the "Exercise Period").

      Section 2.2 Method of Exercise. The purchase right represented by this Warrant Agreement may be exercised by the holder hereof, in whole or in part and from time to time, by the surrender of this warrant (with the Form of Election attached hereto as Exhibit A duly executed ) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the Warrant Price multiplied by the number of shares then being purchased (the 'Exercise Price").

      Section 2.3 Issuance of Shares of Common Stock. As soon as reasonably practicable after the exercise of all or part of the purchase right represented by this Warrant Agreement, the Company shall (provided that it has received the Form of Election duly executed, accompanied by payment of the Exercise Price pursuant to Section 2.2 hereof for each of the shares of Class A Common Stock to be purchased) cause certificates for the number of shares of Class A Common Stock to be issued in respect of this Warrant Agreement to be delivered to or upon the order of the Holder, registered in such name as may be designated by such holder; provided that if the Class A Common Stock is to be registered in the name of any entity or person other than the Holder, the Company may require evidence of compliance by the Holder with all applicable securities laws.

                                 ARTICLE III

                RESERVATION AND AVAILABILITY OF COMMON STOCK:
                          ADJUSTMENTS, REGISTRATION

      Section 3.1 Reservation of Common Stock. The Company covenants and agrees that it will cause to be kept available out of its authorized and unissued Class A Common Stock, or its authorized and issued Class A Common Stock held in its treasury, the number of shares of Class A Common Stock that will be sufficient to permit the exercise in full of this Warrant Agreement.

      Section 3.2 Common Stock to be Duly Authorized and Issued, Fully-Paid and Non-assessable. The Company covenants and agrees that it will take all such action as may be necessary to ensure that all shares of Class A Common Stock delivered upon exercise of this Warrant Agreement shall, at the time of delivery of the certificates for such shares, be duly and validly authorized and issued and fully paid and non-assessable shares.

      Section 3.3 Common Stock Record Date. Each person or entity in whose name any certificate for shares of Class A Common Stock is issued upon the exercise of this Warrant Agreement shall for all purposes be deemed to have become the holder of record of the shares of Class A Common Stock represented thereby on, and such certificate shall be dated, if practicable, the date upon which the Form of Election was duly executed and payment of the aggregate Exercise Price was made pursuant to Section 2.2 hereof. Prior to the exercise of this Warrant Agreement, the Holder shall not be entitled to any rights of a stockholder of the Company with respect to the shares of Class A Common Stock for which this Warrant Agreement shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

        Section 3.4 Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

        3.4 (a) Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Wan-ant Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Wan-ant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock. other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 3.4. The provisions of this Section 3.4 (a) shall similarly apply to successive reclassifications and changes.

        3.4 (b) Subdivision or Combination of Shares. If the Company at any time while this Warrant Agreement remains outstanding and unexpired shall subdivide or combine its Class A Common Stock, the Warrant Price and the number of Shares issuable upon exercise hereof shall be equitably adjusted.

      3.4 (c) Stock Dividends. If the Company at any time while this Warrant Agreement is outstanding and unexpired shall pay a dividend payable in shares of Class A Common Stock (except any distribution specifically provided for in the foregoing Sections 3.4 (a) and (b)), then the Warrant Price shall be adjusted. from and after the date of determination of shareholders entitled to receive such dividend or distribution, to that price determined by Multiplying the Warrant Price in effect immediately prior to such date of determination by a fraction (a) the numerator of which shall be the total number of shares of Class A Common Stock outstanding immediately prior to such dividend or distribution, and (b) the denominator 3 of which shall be the total number of shares of Class A Common Stock outstanding immediately after such dividend or distribution and the number of Shares subject to this Warrant Agreement shall be appropriately adjusted.

        3.5 Registration of Shares. The Company covenants and agrees that it will use its best efforts to ensure that all shares of Class A Common Stock deliverable upon exercise in full of the purchase right represented by this Warrant Agreement are registered under the Securities Act of 1933, as amended (the "Act") at the same time as the Class A Common Stock issuable upon the conversion of the Company's 7% Convertible Debentures issued to Infinity Investors, Ltd. and Seacrest Capital Limited on October 7, 1996 are registered under the Act.

          3.6  No  Impairment. The Company will not, by amendment of its Charter
  or  through  any  reorganization,   recapitalization,  transfer  of  assets,
  consolidation,  merger,  dissolution,  issue  or sale of  securities  or any
  other  voluntary   action,   avoid  or  seek  to  avoid  the  observance  or
  performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in -good faith assist in the carrying out of all the provisions of this Warrant Agreement and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder of this Warrant Agreement against impairment.

         3.7 Notices of Record Date. In the event of any @g by the Company of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed merger or consolidation of the Company with or into any other corporation, or any proposed sale, lease or conveyance of all or substantially all of the assets of the Company, or any proposed liquidation, dissolution or winding up of the Company, the Company shall mail to the holder of this Warrant Agreement, at least fifteen (15) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or vote, and the amount and character of such dividend, distribution or vote.

                                  ARTICLE IV
               HOLDER REPRESENTATIONS, WARRANTIES AND COVENANTS
         The Holder represents and wan-ants to and covenants with the Company as follows:

      Section 4.1 Representations. It understands the risks of investing in the Company and can afford a loss of its entire investment. It is acquiring the Warrant or investment for its own account and not with the view to, or for resale in connection with any distribution thereof. It understands that the Warrant and the shares of Class A Common Stock issuable upon exercise thereof have not been registered under the Act, or any state blue sky laws. by reason of specified exemptions from the registration provisions of the Act and such laws. It acknowledges that the Warrant and the shares of Common Stock issuable upon exercise thereof must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available. It has been advised or is aware of the provisions of Rule 144 promulgated under the Act, which permits the resale of shares purchased in a private placement subject to the satisfaction of certain conditions and that such Rule may not be available for resale of the shares issuable upon the exercise of the Warrant. It has had an opportunity to (i) discuss the Company's business, management and financial affairs with its management (ii) review the financial statements relating to the Company's last two fiscal years and (iii) review the Company's facilities.

      Section 4.2 Restrictions on Transferability. Neither the Warrant, nor the shares of Class A Common Stock received upon exercise thereof, shall be transferable, except upon the conditions specified in and in accordance with the terms of this Article IV or until such time as an effective registration statement covering the shares issuable upon the exercise of this Warrant has been filed with the Securities and Exchange Commission (the "Commission").

      Section 4.3 Restrictive Legend. Each certificate representing shares of the Company's Class A Common Stock issuable upon exercise of the Warrant, or any other securities issued in respect of the Class A Common Stock issued upon exercise of the Warrant, upon any stock split, stock dividend, recapitalization, merger, consolidation or similar event, shall be stamped or otherwise imprinted with a legend in substantially the following form (in addition to any legend required under applicable state securities laws) unless and until such shares have been registered under the Act.:

              THE SHARES REPRESENTED HEREBY HAVE BEEN ACQUIRED BY THE HOLDER NAMED HEREON FOR ITS OWN ACCOUNT FOR INVESTMENT WITH NO INTENTION OF MAKING OR CAUSING TO BE MADE ANY PUBLIC DISTRIBUTION OF ALL OR ANY PORTION THEREOF; AND SUCH SECURITIES MAY NOT BE PLEDGED, SOLD OR IN ANY OTHER WAY TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933, AS IN EFFECT AT THAT TIME, OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT.

      Section 4.4 Restrictions on, and Notice of, Proposed Transfers. The Holder agrees that prior to any proposed transfer of this Warrant or any of the shares of Class A Common Stock issuable upon exercise of this Warrant (collectively, the "Restricted Securities"), in the absence of an effective registration statement filed with the Commission covering the shares of Class A Common Stock ; Issuable upon exercise of the Warrant, the Holder shall give written notice to the Company of its intention to effect such transfer. Each such notice shall describe the manner and circumstances of the proposed transfer in sufficient detail, and shall be accompanied by a written opinion of legal counsel who shall be reasonably satisfactory to the Company, addressed to the Company and reasonably satisfactory in form and substance to the Company's counsel, to the effect that the proposed transfer of the Restricted Securities may be effected without registration under the Act or under any applicable state or other securities laws.

      Section 4.5 Restrictions on Transferability after Registration. Upon registration under the Act of the shares issuable upon the exercise of this Warrant, the Holder covenants not to sell in excess of 5,000 shares of Class A Common Stock in any thirty (30) day period without the written consent of the Company.

                                  ARTICLE V
                                MISCELLANEOUS
      Section 5.1 Notices. Notices or demands relating to this Warrant Agreement shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed as follows, or telecopied, or delivered by nationally-recognized overnight or other courier:

            If to the Holder:       Alpine Capital Partners, Inc.
                                    645 Fifth Avenue
                                    New York, NY 10022
                                    Attention: Evan J. Bines
                                    Fax (212) 317-9620

            If to the Company:      PHC, Inc.
                                    200 Lake Street
                                    Peabody, MA 01960
                                    Attention: Bruce A. Shear
                                    Fax (508) 536-2677

            copy to:                Roslyn G. Daum, Esq.
                                    Choate, Hall & Stewart
                                    Exchange Place
                                    Boston.  MA 02109
                                    Fax: (617) 248-4000

      Section 5.2 Successors. All the covenants and provisions of this Warrant Agreement by or for the benefit of the Company or the Holder shall bind and inure to the benefit of their respective successors and assigns hereunder; provided that this Warrant Agreement may be assigned by the Holder only with the prior written consent of the Company, and without such consent any attempted transfer shall be null and void.

      Section 5.3 MASSACHUSETTS CONTRACT. THIS WARRANT AGREEMENT AND THE WARRANT, AND ALL QUESTIONS RELATING TO THE INTERPRETATION, CONSTRUCTION AND ENFORCEABILITY OF TIES WARRANT AGREEMENT AND THE WARRANT, SHALL BE GOVERNED IN ALL RESPECTS BY THE SUBSTANTIVE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

      Section 5.4 Amendments and Waivers. Except as otherwise provided herein, the provisions of this Warrant Agreement may not be amended, modified or supplemented, other than by a written instructions executed by the Company and the Holder.

      Section 5.5 Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be in any way impaired thereby, it being intended that all of the rights and privileges of the Company the Holder shall be enforceable to the fullest extent permitted by law.

      IN WITTINESS WHEREOF, the parties hereto have caused this Warrant Agreement to be duly executed and delivered, all as of the date and year first above written.

                                  PHC, INC.


                                    By:  ________________________
                                    Name: Bruce A. Shear
                                    Title: President


                                    ALPINE CAPITAL PARTNERS, INC.
                                    By:  ________________________
                                    Name: Evan J. Bines
                                    Title: President




dsl-309261

                                  EXHIBIT A
                               Form of Election

To:   PHC, Inc. 200 Lake Street Peabody, MA 01960
      Attention: Bruce A. Shear

      1. The undersigned hereby elects to purchase _____ shares of Class A Common Stock PHC, Inc. pursuant to the terms of the attached Warrant Agreement, and tenders herewith payment of the Exercise Price of such shares in full.

      2. Please issue a certificate or certificates representing the shares deliverable upon the exercise set forth in paragraph 1 in the name of the undersigned or, subject to compliance with the restrictions on transfer set forth in Article IV of the Warrant Agreement, in such other name or names as are specified below:



                                    (Name)






                                  (Address)

     3. The undersigned represents that the aforesaid shares are being acquired for the account of the undersigned for investment and not with a view to, or for resale in connection with, the distribution thereof and that the undersigned has no present intention of distributing or reselling such shares until and unless such shares are registered under the Securities Act of 1933.



Signature



Date

dsl/309261

Exhibit 4.16


                             STOCK EXCHANGE AGREEMENT

     This Agreement is made this __ day of ______________________, with an effective date of _______________________________, by and between MUKESH PATEL, MD, and HIMANSHU PATEL, MD, who constitute all of the Stockholders of PSYCHIATRIC & COUNSELING ASSOCIATES OF ROANOKE, INC., (hereinafter referred to individually as a "stockholder" and collectively as the "Stockholders"), and PHC, Inc., a Massachusetts corporation, (hereinafter referred to as the "Acquiring Corporation").

                                     RECITALS

     A. Psychiatric & Counseling Associates of Roanoke, Inc., (hereinafter referred to as "Psychiatric Associates") is a corporation organized under the laws of the Commonwealth of Virginia, and having its principal place of business in Roanoke, Virginia.

     B. Acquiring Corporation has authorized capitalization of _____________ shares of Class A voting common stock, par value ______________ Dollars ($ ) per share, of which _______________________________ shares are issued and outstanding and ______________________ shares Class B convertible common stock;

     C. Stockholders are the owners, in the aggregate of 100% of the authorized, issued and outstanding shares of common stock of Psychiatric Associates and have agreed to accept Class A voting common stock of Acquiring Corporation in exchange for certain of their shares of the common stock of Psychiatric Associates so that the business of Psychiatric Associates can continue to be operated by Acquiring Corporation as a subsidiary corporation on a profitable basis and pursuant to principles of managed care.

     In consideration of the premises and of the mutual covenants set forth below, the parties agree as follows:

                                     SECTION I

                                EFFECT OF AGREEMENT

     In accordance with the terms and conditions set forth in this Agreement, it is contemplated that Stockholders shall exchange a total of eighty (80) shares of voting common stock of Psychiatric Associates which constitute, in the aggregate, eighty percent (80%) of the authorized, issued and outstanding capital stock of Psychiatric Associates for a total of sixty four thousand five hundred (64,500) shares of Class A voting stock of Acquiring Corporation, which shares shall not be registered under the Securities Act of 1933 and will constitute restricted securities subject to the provisions of Rule 144 and other applicable federal and state securities, rules and regulations; said shares to have a deemed per share value for purposes of the exchanged contemplated herein of the closing bid price for the stock on the effective date of this Agreement. Each Stockholder is to receive the number of shares of such stock listed opposite the Stockholder's name in Exhibit 2.3, attached hereto and made a part hereof.

                                    SECTION II

                                DELIVERY OF SHARES

     2.1. Prior to the closing date set forth below, Stockholders shall deposit their certificates of common stock in Psychiatric Associates, properly endorsed, representing the shares to be transferred by them, in escrow with W. William Gust, Esquire of the Roanoke, Virginia law firm of Gentry Locke Rakes & Moore.

     2.2. Prior to the closing date, Acquiring Corporation shall deposit, in escrow with the same holder designated in paragraph 2.1 above, certificates of common stock in Acquiring Corporation representing the shares of restricted Class A voting stock to be transferred by it.

     2.3. On the  closing  date,  which shall be  _____________________________,
(the "Closing Date"), if all the conditions precedent to closing as set forth in this Agreement have been met, the eighty (80) shares of voting common stock of the Stockholders in Psychiatric Associates shall be delivered to Acquiring
Corporation, and the 64,500 shares of common stock of Acquiring Corporation shall be delivered to Stockholders, each Stockholder to receive delivery of certificates representing the number of shares of such stock listed opposite the Stockholder's name in Exhibit 2.3 attached hereto and made a part hereof.

     2.4. In the event of termination of this Agreement as set forth in Section VII hereof prior to the Closing Date, all stock certificates shall be returned to the parties who deposited such certificates.

                                    SECTION III

                   COVENANTS AND REPRESENTATIONS OF STOCKHOLDERS

     Stockholders covenant, warrant and represent to Acquiring Corporation as follows:

     3.1 Psychiatric Associates is a corporation duly organized, validly existing, and in good standing under the laws of the Commonwealth of Virginia, has full power to own, lease, and operate its properties and assets and to carry on its business as now being conducted, and has no subsidiaries nor any direct or indirect interest, by way of stock ownership or otherwise, in any other corporation, partnership, joint venture, association, or business enterprise.

     3.2 The eighty (80) shares of voting common stock in Psychiatric Associates are owned and held exclusively by the Stockholders, and there are no outstanding options, warrants, rights, or commitments for the sale or issuance of any additional common stock in Psychiatric Associates, or for the sale, pledge, transfer or conveyance by Stockholders of any of their shares, other than as contemplated in this Agreement. Except for the transactions contemplated by this Agreement there are not any agreements or understandings among the Stockholders with respect to the voting or transfer of shares on any matter.

     3.3 Except for commitments and obligations incurred in the ordinary course of business, consistent with past practice, Psychiatric Associates has no liabilities, claims, or obligations which would have a material adverse effect on the operations (whether accrued, absolute, contingent, or otherwise) of Psychiatric Associates, other than such liabilities that have been disclosed pursuant to this Agreement. Psychiatric Associates and the Stockholders acknowledge and agree that except as otherwise specifically provided for in this Agreement, that Acquiring Corporation is not assuming any debts or other contractual obligations, in existence prior to, or as of, the effective date of this Agreement, of either Psychiatric Associates or the Stockholders, including but not limited to real property and/or equipment leases, and this transaction is a conveyance of Stockholders shares free of any such obligations. Stockholders further acknowledge and agree that should Acquiring Corporation be required or compelled, by law or in the exercise of sound business practice, to pay any obligation or liability of Psychiatric Associates and/or the Stockholders, which are not being assumed by Acquiring Corporation under the terms of this Agreement, then Stockholders grant to Acquiring Corporation a right to set off all amounts paid by Acquiring Corporation, as described herein, against any obligation due, or becoming due, from Acquiring Corporation to one, or both, of the Stockholders, including, but not limited to, any amount due, or to be due under the terms of Stockholder's employment agreements with Acquiring Corporation or Psychiatric Associates or an affiliate. This right to set off as grant, is absolute and unconditional, with Stockholders waiving any demand for notice prior to the Acquiring Corporation making the set off.

     3.4 No representations, warranties, or disclosures of information made by the Stockholders in connection with this Agreement and the transactions contemplated hereby contains or will contain any untrue statement of a material fact or omits to state any material fact which is necessary in order to make the disclosures not misleading.

     3.5 All accounts receivable of Psychiatric Associates are current and collectible.

     3.6 Psychiatric Associates is not a party to any lease, except those lease agreements set forth in Exhibit 3.6, attached hereto, (true and exact copies of which agreements have heretofore been delivered to Acquiring Corporation), and there are no defaults by Psychiatric Associates under any such agreements. Psychiatric Associates and the Stockholders acknowledge and agree that except as otherwise specifically provided for in this Agreement, that Acquiring Corporation is not assuming any debts or other contractual obligations, including but not limited to real property and/or equipment leases, of Psychiatric Associates, that are in existence prior to, or as of, the effective date of this Agreement, and this transaction is a conveyance of shares free of any such obligations.

     3.7 There is no litigation, arbitration, governmental claim, investigation, or proceeding, or adverse action by any administrative or regulatory body pending or threatened against Psychiatric Associates before any court, arbitration tribunal, or governmental agency.

     3.8 Stockholders have and will have good and marketable title to the shares of capital stock to be transferred to Acquiring Corporation on the Closing Date, with full right and authority to transfer and deliver those shares hereunder; and on delivery of those shares, Acquiring Corporation will receive good and marketable title to them, free and clear of all liens, encumbrances, and claims whatsoever; and such shares are and will be validly issued, outstanding, fully paid, and nonassessable.

     3.9 The common voting stock of Acquiring Corporation to be received by Stockholders on the Closing Date shall be held by Stockholders for investment and not with a view to, or for sale in connection with, any distribution of such stock. No Stockholder shall sell or otherwise dispose of such shares without first offering them to Acquiring Corporation at their fair market value for a period of two (2) years following the Closing Date.

     3.10 No Stockholder shall sell or otherwise dispose of such shares of Psychiatric Associates, owned by Stockholder after the Closing Date, without first requiring Acquiring Corporation to purchase said shares in accord with the provisions of Section 4.5.

     3.11 Each of the Stockholders, individually, represents, warrants, and covenants that he will enter into an employment agreement with Psychiatric Associates, on the Closing Date, in substantially the same form as that which is attached hereto as Exhibit 3.10, which shall require each of the Stockholders to render medical services exclusively for the benefit of Psychiatric Associates, or an affiliate thereof.

     3.12 Stockholders will use their best efforts to satisfy all conditions precedent to this Agreement.

     3.13  Psychiatric  Associates and  Stockholders  hereby  indemnify and hold
Acquiring Corporation, its directors, officers, employees and agents harmless from any and all liabilities and obligations or claims, including but not limited to, any and all liabilities, obligations, claims, fines, penalties or similar charges levied upon Psychiatric Associates and/or the Stockholders due to the non-compliance of Psychiatric Associates and/or the Stockholders, with any applicable federal, state and local laws, ordinances, codes, regulations and requirements, against Psychiatric Associates and/or Stockholder, and from all liabilities and obligations or claims arising out of the operation of
Psychiatric Associates prior to and through the effective date of this Agreement, and from all liabilities and obligations or claims arising out of Stockholders' practice of medicine, whether as individuals, partners, or shareholders of a professional corporation prior to and through the effective date of this Agreement.

     3.14 Stockholders covenant, warrant and represent that there has been no significant change in revenues generated on a monthly basis by the medical practices of the Stockholders from the date of execution of the Letter of Intent between the parties through, and inclusive of, the closing date. Further, attached hereto, and incorporated herein, as Exhibit 3.14, is a schedule of billings and collections of each of the Stockholders, individually, accurately representing individual billings and collections from June 1, 1996 to the date of closing.

     3.15 Psychiatric Associates and Stockholders covenant, warrant and represent that except as provided and accounted for in this Agreement, or as set forth in Schedule 3.15 attached hereto and made a part hereof, there are no contingent liabilities or claims, of any kind whatsoever, owing from Acquiring Corporation, or any parent, sibling or related corporation, or any officer, director, agent, servant or employee of Acquiring Corporation, or any parent, sibling or related corporation, to Psychiatric Associates or Stockholders, jointly and/or individually. It is further covenanted, warranted and represented, that, except as described in Schedule 3.15, any and all contingent liabilities and claims that were in existence, or may have been existence, whether known or unknown, at the time of execution of this Agreement, are hereby released and discharged forever.

                                    SECTION IV
                    COVENANTS AND REPRESENTATIONS OF ACQUIRING
                                    CORPORATION

      Acquiring Corporation covenants and represents as follows:

     4.1 Acquiring Corporation is a corporation duly organized, validly existing, and in good standing under the laws of the State of Massachusetts and has full power and authority to enter into this Agreement. The directors, members, and officers of Acquiring Corporation have taken all action required, whether by law, its Articles of Incorporation, its Bylaws, or otherwise, to authorize the execution and delivery of this Agreement. The execution, delivery, and performance of this Agreement constitutes a valid and binding agreement of Acquiring Corporation enforceable in accordance with its terms.

     4.2 Acquiring Corporation has and will have good and marketable title to the shares of its Class A voting common stock that are to be delivered to Stockholders on the Closing Date to the extent that such shares are already issued, and it has the power and authority under its Articles of Incorporation to issue so many more shares of stock as are required to equal the total of 64,500 such shares to be delivered hereunder.

     4.3 Acquiring Corporation has full right and authority to transfer and deliver the shares as provided in this Agreement; and upon such delivery, Stockholders will receive good and marketable title to such shares, free and clear of all liens, encumbrances, and claims whatsoever except with respect to any transfer restrictions imposed under the applicable state and/or federal securities rules and regulations; and such shares are and will be validly issued, outstanding, fully paid, and nonassessable.

     4.4 Acquiring Corporation, shall cause Psychiatric Associates to enter into an employment agreement, in substantially the same form as that which is attached hereto as Exhibit 3.10, with each of the Stockholders, on or immediately after the Closing Date, which shall require each of the Stockholders to render medical services exclusively to patients of Psychiatric Associates and certain affiliates of Acquiring Corporation.

     4.5 Acquiring Corporation, or Psychiatric Associates, upon receipt of a written request from either Stockholder, shall be obligated to purchase from such Stockholder all or any portion of his remaining common stock in Psychiatric Associates which has not been transferred to Acquiring Corporation pursuant to the terms of this Agreement, upon condition that no such purchase shall occur earlier than one (1) year from the Closing Date; the purchase price for such stock shall be the fair market value of the stock as determined by an
independent   appraisal  at  the  time  the  written  request  is  made  by  the
Stockholder, unreduced by a discount for lack of marketability and minority status.

     4.6 Acquiring Corporation shall provide each Stockholder with the option to purchase, at the fair market rate current at the time such option is granted an additional Fifteen Thousand (15,000) shares of the Class A voting common stock of Acquiring Corporation, which options shall be granted within ninety (90) days of the Closing Date.

     4.7 Acquiring Corporation acknowledges and agrees that Psychiatric Associates shall be the exclusive acquiror of other psychiatric or psychological counseling practices on behalf of Acquiring Corporation and Acquiring Corporation shall cause all such practices located within a Two Hundred (200) mile radius of the Psychiatric Associates principal place of business in Salem, Virginia, which Acquiring Corporation has the opportunity to acquire, to be acquired by, through, for, and on behalf of Psychiatric Associates.

     4.8 Acquiring Corporation shall pay a finder's fee to each Stockholder as described in Exhibit 4.8, attached hereto, whenever either Stockholder identifies on behalf of Acquiring Corporation appropriate psychiatric or psychological counseling medical practices which are subsequently acquired or become affiliated by contract with Acquiring Corporation, Psychiatric Associates or other affiliate of Acquiring Corporation regardless of where such psychiatric or psychological counseling medical practice may be located.

     It is further acknowledged and agreed by the parties that for any and all amounts earned by Stockholders under the terms of this Paragraph 4.8, then payment by the Acquiring Corporation shall be made according to the following priority:

     (a) Unrestricted Common Stock: If available to Acquiring Corporation, in the form of unrestricted shares of Class A Common Stock of PHC, Inc., in the amounts earned per the schedule in Exhibit 4.8.

     (b) Restricted Common Stock and Cash: If Acquiring Corporation is unable to issue its unrestricted Class A Common Stock, because none is immediately available for transfer to Stockholders for payment of the amounts earned under this Paragraph 4.8, and Acquiring Corporation will not be registering any additional shares of its Class A Common Stock prior to the time that Stockholders are required by law to make any income tax payment for the amounts earned under this Paragraph 4.8, then Acquiring Corporation will make payment to Stockholders by paying to the Stockholders:

     (1) Fifty (50%) percent of the amount earned under this Paragraph 4.8 in restricted Class A Common Stock of PHC, Inc., and,

     (2) Cash in an amount equal to the fair market value, as determined by the closing bid price on the day that the amounts are earned under this Paragraph 4.8, of fifty (50%) percent of the number of shares Stockholders earned under this Paragraph 4.8.

     4.9 Acquiring Corporation shall use its best efforts to satisfy all conditions precedent to this Agreement.

                                     SECTION V

              CONDITIONS PRECEDENT TO CLOSING BY ACQUIRINGCORPORATION

     Acquiring Corporation's duty to close under the terms of this Agreement is subject to the following conditions precedent:

     5.1 The representations of Stockholders, as set forth in this Agreement. shall be true as of the Closing Date, and Stockholders shall have performed all acts in accordance with their covenants as set forth in this Agreement.

     5.2 As of the Closing Date, Stockholders shall have disclosed all facts and transactions relating to the condition and future prospects of Psychiatric Associates, and shall not have withheld information concerning such facts and transactions.

     5.3 Stockholders shall have deposited their stock of Psychiatric Associates in escrow in accordance with Section II of this Agreement.

     5.4 From the date of execution of this Agreement, Acquiring Corporation, its directors, officers, agents, attorneys, and auditors, shall have had the right of inspecting at reasonable times Psychiatric Associates's properties, books, accounts, commitments, and records of every kind; and, to effect this provision, Stockholders shall have cooperated fully with Acquiring Corporation and its representatives, and shall have kept Acquiring Corporation fully informed of the affairs of Psychiatric Associates.

     5.5 All papers and proceedings hereunder must be acceptable to counsel for Acquiring Corporation.

     5.6 This Agreement shall have been duly executed and delivered on behalf of Stockholders and shall constitute a legal, valid, and binding obligation, enforceable in accordance with its terms.

                                    SECTION VI

                  CONDITIONS PRECEDENT TO CLOSING BY STOCKHOLDERS

     Stockholders' duty to close under the terms of this Agreement is subject to the following conditions precedent:

     6.1 The representations of Acquiring Corporation, as set forth in this Agreement, must be true as of the Closing Date, and Acquiring Corporation shall have performed all acts in accordance with its covenants as set forth in this Agreement.

     6.2 Acquiring Corporation shall have deposited 50,000 shares of its Class A voting common stock in escrow, in accordance with Section II of this Agreement.

     6.3 All papers and proceedings hereunder must be acceptable to counsel for Stockholders.

     6.4 This Agreement shall have been duly executed and delivered on behalf of
Acquiring   Corporation  and  shall  constitute  a  legal,  valid,  and  binding obligation, enforceable in accordance with its terms.

                                    SECTION VII

                             TERMINATION OF AGREEMENT

     If any duties or obligations of the parties hereto, contemplated by this Agreement to occur to be performed before the Closing Date, shall have not taken place before that date, or if the conditions precedent, contemplated by this Agreement to be satisfied before the Closing Date, shall not have been satisfied or waived by the proper party before that date, this Agreement shall be terminated and of no further force or effect, and the parties shall be relieved of all obligations under the terms of this Agreement. In the event of such termination, the parties shall bear their own expenses incurred pursuant to this Agreement, each of the parties shall return all documents, instruments, and commercial paper transferred pursuant to the terms of this Agreement, unless otherwise provided in this Agreement, to the owner of, or the party who originally submitted. such documents, instruments, or commercial paper.

                                   SECTION VIII

                                      NOTICES

     8.1 Any notification to be given pursuant to this Agreement shall be deemed to have been duly given when such notification is deposited in the United States mails or with a telegraph company, with all charges of postage or transmittal prepaid, and properly addressed to:

                           Psychiatric & Counseling Associates of Roanoke, Inc.
                           _______________________________________________
                           _____________________________, Virginia, 24014

With a copy to:                    W. William Gust, Esq.
                                   Gentry Locke Rakes & Moore
                                   P.O. Box 40013
                                   Roanoke, VA 24038-0013

                                   Bruce A. Shear
                                   PHC, Inc.
                                   200 Lake Street, Suite 102
                                   Peabody, Massachusetts 01960

With a copy to:                    Philip Cwagenberg, Esq.
                                   Ishbia & Gagleard, PC
                                   251 Merrill, Second Floor
                                   Birmingham, MI 48009

     8.2 Liability for any taxes mentioned in this Agreement attributable to the operations of Psychiatric Associates before the Closing Date, and subsequently assessed against Acquiring Corporation pursuant to the transfer of Psychiatric Associates's stock under the terms of this Agreement, shall be made known to Stockholders so that they may contest such assessment. Such notice shall be given by Acquiring Corporation so as afford Stockholders a reasonable amount of time to prepare a defense, and Acquiring Corporation shall be bound by the reasonable determinations and decisions of Stockholders and their counsel in the course of contesting any such tax liability.

                                    SECTION IX

                              SUCCESSORS AND ASSIGNS

     This Agreement and all the terms hereof shall be binding on and inure to the benefit of the parties hereto, and their respective legal representatives, successors, or assigns, as the case may be, with the same force and effect as if specifically mentioned in each instance where a party hereto is named.

                                     SECTION X

                            INTERPRETATION OF AGREEMENT

     10.1 This Agreement and the exhibits attached hereto constitute the entire agreement between the parties concerning the transaction contemplated by this Agreement.

     10.2 The transaction contemplated hereunder is intended to qualify as a tax-free exchange under Section 368 (a)(1)(B) of the Internal Revenue Code and Acquiring Corporation agrees to take any and all reasonable action necessary to ensure such tax treatment for the benefit of the Stockholder.


     10.3 Issues of formation, interpretation, and performance of this Agreement are to be resolved in accordance with the laws of the Commonwealth of Virginia.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

                                          _____________________________________
                                          Mukesh Patel, MD


                                          _____________________________________
                                          Himanshu Patel, MD


                                          PHC, Inc.

                                          By:__________________________________
                                                Bruce A. Shear
                                                Its: President

Exhibit 10.103


                                  SECURED BRIDGE NOTE


$400,000.00
January 13, 1997


     FOR VALUE RECEIVED, and intending to be legally bound, PHC OF MICHIGAN, INC. a Massachusetts corporation (the "Borrower"),hereby promises to pay to the order of HCFP FUNDING, INC., a Delaware corporation, its successors and assigns ("Lender"), the principal sum of FOUR HUNDRED THOUSAND AND NO/100 DOLLARS ($400,000.00 (the "Principal Sum") together with any interest and other fees as further set forth herein, to be paid in accordance with the terms set forth below.

     1. Principal. Borrower promises to pay to Lender the entire Principal Sum on February 3, 1997 (the "Maturity Date").

     2. Interest. In addition to the repayment of the Principal Sum, Borrower promises to pay interest on the Principal Sum from the date hereof until the Maturity Date, at a rate per annum of ten and one-half percent (10.50t), computed on a 360-day basis (the "Base Rate"). Such interest shall be payable in arrears on the Maturity Date. After maturity, and until the entire Principal Sum shall be paid in full, the amount of the Principal Sum outstanding shall bear interest, payable on demand, at the Base Rate plus five percent (5t), but in no event to exceed the maximum lawful rate.

     3. INTENTIONALLY OMITTED.

     4. Additional Payments. Borrower further promises to pay to Lender, immediately upon demand, any and all other sums and charges that may at the time become due and payable hereunder, and all reasonable costs, disbursements and attorneys' fees incurred by Lender in connection with any action, suit or proceeding to protect, sustain or enforce the rights and remedies of Lender hereunder.

     5. Borrowing.

          a. Subject to the terms and conditions hereof, Lender shall make available to Borrower the Principal Sum in immediately available funds not later than 12:00 Noon (Washington, D.C. time) on the Business Day on which the Lender shall have received Uniform Commercial Code ("UCC"), judgment and tax lien searches with the Secretary of State and local filing offices of each jurisdiction where Borrower maintains a place of business, which yield results consistent with the representations and warranties contained herein;

          b. Borrower may prepay the entire Principal Sum without penalty, together with all interest accrued thereon and all other sums that are payable pursuant to this Secured Bridge Note.

     6. Payment Office. Both the Principal Sum and the interest hereon and any other amounts payable hereunder are payable in lawful money of the United States of America at the office of Lender, at 2 Wisconsin Circle, Suite 320, Chevy Chase, MD 2081S, Attn: Mr. John K. Delaney, or at such other place as Lender may specify in writing to Borrower. Any payment by other than immediately available funds shall be subject to collection. Interest shall continue to accrue until the funds by which payment is made are available to Lender for its use. Any payment hereunder which is stated to be due on a day on which banks in Washington, D.C. are required or permitted to be closed for business shall be due and payable on the next business day (each such next day a "Business Day") and such extension of time shall be included in the computation of interest in connection with such payment.

     7. Acceleration; No Presentment. On the Maturity Date, or upon the occurrence of an Event of Default (as defined in Section 12 hereof), the outstanding Principal Sum, accrued and unpaid interest thereon and all other sums owed by Borrower to Lender in connection herewith shall immediately become due and payable. Borrower hereby expressly waives any presentment for payment, demand for payment, notice of nonpayment or dishonor, protest and notice of protest of any kind.

     8. Security Agreement. This Secured Bridge Note shall constitute a security agreement as that term is used in the UCC and Borrower hereby grants to Lender, as security for Borrower's obligations hereunder, a first priority security interest in the following, (collectively, the "Collateral") (i) all of Borrower's present and future accounts, contract rights, general intangibles, chattel paper, documents and instruments, as such terms are defined in the UCC, including, without limitation, all obligations for the payment of money arising out of Borrower's sale of goods or rendition of services ("Accounts"), (ii) all moneys, securities and other property and the proceeds thereof, now or hereafter held or received by, or in transit to, Lender from or for Borrower, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Borrower's deposits (general or special), balances, sums and credits with Lender at any time existing, (iii) all of Borrower's right, title and interest, and all of Borrower's rights, remedies, security and liens, in, to and in respect of the Accounts, including, without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any Account debtor, and credit and other insurance, (iv) all of Borrower's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any Account, and all returned, reclaimed or repossessed goods, (v) all books, records, ledger cards, computer programs and other property and general intangibles at any time evidencing or relating to the Accounts ("Records"), (vi) all other general intangibles of every kind and description, including (without limitation) licenses, trade names and trademarks and the goodwill of the business symbolized thereby, and Federal, State and local tax refund claims of all kinds, and (vii) all proceeds of the foregoing. Borrower shall, at Borrower's expense, perform all acts and execute all documents requested by Lender at any time to evidence, perfect, maintain and enforce Lender's security interest and the priority thereof in the Collateral. Upon Lender's request, at any time and from time to time, Borrower shall, at Borrower's sole cost and expense, execute and deliver to Lender one or more financing statements (in form and substance satisfactory to Lender) pursuant to the UCC and, where permitted by law, Borrower hereby authorizes Lender to execute and file one or more financing statements signed only by Lender. Notwithstanding anything to the contrary contained in this Secured Bridge Note, Borrower and Lender agree that Lender is, and shall be deemed to be, the "secured party" as that term is defined in the UCC and elsewhere with respect to personal property.

     In addition to the foregoing Collateral, Borrower covenants and agrees to grant in favor of Lender, within two (2) Business Days following the date of this Secured Bridge Note, a mortgage lien, in form suitable for recording in Michigan and otherwise satisfactory to Lender in form and substance, with respect to the real property and improvements owned by Borrower and located in New Baltimore, Michigan.

     9. Use of Funds. Borrower covenants and agrees that the loan of the Principal Sum or any portion thereof shall be used solely for working capital or other commercial purposes.

     10. Representations. Borrower hereby warrants and represents to Lender that:

          a.  This  Secured  Bridge  Note   constitutes  a  valid  and  binding
              obligation of Borrower, enforceable in accordance with its terms.

          b. The execution, delivery or performance of or under this Secured Bridge Note will not violate or conflict with any law, rule, regulation, order, judgment, indenture, instrument, or agreement by which Borrower or Borrower's properties or assets are bound or affect, or conflict or be inconsistent with, or result in any breach of, any of the terms, covenants or provisions of, or constitute a default under, or result in the creation or imposition of any lien, security interest, charge or other encumbrance upon any of the properties or assets of Borrower, pursuant to the terms of any indenture, mortgage, deed of trust, agreement or other instrument to which Borrower is a party or by which Borrower's properties or assets may be bound or to which they may be subject other than a lien, security interest, charge or other encumbrance in favor of Lender.

          c. There are no actions, suits or other proceedings pending, including, without limitation, any condemnation proceeding, or to the knowledge of Borrower threatened, against or adversely affecting Borrower's properties or assets or the validity or enforceability of this Secured Bridge Note. Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court or governmental authority. There is no litigation or proceeding, including, without limitation, any condemnation proceeding, pending or, to the knowledge of Borrower, threatened against or affecting Borrower's properties or assets, or any circumstances existing which would in any manner materially adversely affect Borrower's properties or assets, or the validity or ability of Borrower to perform any obligations under this Secured Bridge Note.

          d. The financial statements of Borrower delivered to Lender are true, correct and complete and fairly present the financial condition of Borrower as of the date thereof. No material adverse change in the financial condition of Borrower has occurred since the date of such financial statements of Borrower delivered to Lender.

          e. Borrower is the sole owner of all right, title and interest in and to all of the Collateral free and clear of any lien, security interest, charge or encumbrance.

     11. Covenants. Borrower shall deliver to Lender: (i) its monthly financial statements, prepared in accordance with the financial statements of such party previously delivered to Lender, consistently applied, and certified by such party to Lender to be true and correct and accurately reflecting such party's financial condition as of the date thereof; (ii) prompt written notice of any event or occurrence (including any pending or threatened litigation) of which such party has knowledge which may materially adversely affect the financial condition of Borrower; and (iii) any other information relating to Borrower reasonably requested by Lender.

     12. Events of Default. The following events are each an "Event of Default" hereunder:

          a. Borrower fails to make any payment of principal when due or fails to make any payment of interest, fees or other amounts owed to or for the account of Lender hereunder; or

          b. Borrower has made any representations or warranties in this Secured Bridge Note or any financial statement delivered to Lender or otherwise in connection herewith or therewith which contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained herein or therein not misleading; or

          c. Borrower shall fail to perform or observe, or cause to be performed or observed, any other term, obligation, covenant, condition or agreement contained in this Secured Bridge Note, and such failure shall have continued for a period of three (3) days after written notice thereof; or

          d. Borrower shall (i) apply for, or consent in writing to, the appointment of a receiver, trustee or liquidator; or (ii) file a voluntary petition seeking relief under the Bankruptcy Code, or be unable, or admit in writing Borrower's inability, to pay their debts as they become due; or (iii) make a general assignment for the benefit of creditors; or (iv) file a petition or an answer seeking reorganization or an arrangement or a readjustment of debt with creditors, apply for, take advantage, permit or suffer to exist the commencement of any insolvency, bankruptcy, suspension of payments, reorganization, debt arrangement, liquidation, dissolution or similar event, under the law of the United States or of any state in which Borrower is a resident; or
               (v) file an answer admitting the material allegations of a petition filed against Borrower in any such bankruptcy, reorganization or insolvency case or proceeding or (vi) take any action authorizing, or in furtherance of, any of the foregoing; or

          e. (i) an involuntary case is commenced against Borrower and the petition is not controverted within ten (10) days or is not dismissed within thirty (30) days after the commencement of the case or (ii) an order, judgment or decree shall be entered by any court of competent jurisdiction on the application of a creditor adjudicating Borrower bankrupt or insolvent, or appointing a receiver, trustee or liquidation of Borrower or of all or substantially all of the assets of Borrower and such order, judgment or decree shall continue unstayed and in effect for a period thirty (30) days or shall not be discharged within ten
               (10) days after the expiration of any stay thereof; or

          f. An Event of Default occurs under the Loan and Security Agreement by and between PHC of Utah, Inc. (an affiliate of Borrower) and Lender (as successor-in-interest to HealthPartners Funding, L.P.).

     13. Lender's Rights.

          a. Upon the occurrence of an Event of Default, Lender may, in addition to the remedies set forth in Section 7 herein, proceed, to the extent permitted by law, to protect and enforce its rights either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, condition or agreement contained in this Secured Bridge Note or in aid of the exercise of any power granted in this Secured Bridge Note, or proceed to enforce the payment of this Secured Bridge Note or to enforce any other legal or equitable right of Lender. No right or remedy herein or in other agreement or instrument to the benefit of Lender is intended to be exclusive of any other right or remedy, and each and every such right or remedy shall be cumulative and shall be in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. without limiting the generality of the foregoing, if the outstanding Principal Sum, or any of the other obligations of Borrower to Lender shall not be paid when due, Lender shall not be required to resort to any particular security, right or remedy or to proceed in any particular order of priority, and Lender shall have the right at any time and from time to time, in any manner and in any order, to enforce its security interests, liens, rights and remedies, or any of them, as it deems appropriate in the circumstances, and apply the proceeds of any collateral (including the Collateral) to such obligations of Borrower as it determines in its sole discretion.

          b. In the event that an Event of Default has occurred as provided herein and Borrower has not paid the total outstanding principal, together with interest accrued thereon upon demand by Lender, then Borrower shall pay to Lender interest on such outstanding amounts at a rate per annum equal to the Base Rate plus five percent (5%) from the date such outstanding amounts are due until the date this Secured Bridge Note is paid in full. The Borrower promises to pay all costs of collection, including reasonable attorneys, fees, if this Secured Bridge Note is referred to an attorney for collection after the Event of Default.
          14. No Defenses. Borrower's obligations hereunder shall not be subject to any set-off, counterclaim or defense to payment which Borrower now has or may have.

          15. No Waiver. No failure or delay on the part of Lender in exercising any right, power or privilege under this Secured
               Bridge Note nor any course of dealing between Borrower and Lender, shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise or the exercise of any right, power or privilege.

          16. Writing Required. No modification or waiver of any provisions of this Secured Bridge Note, nor consent to any departure by Borrower, shall in any event be effective, irrespective of any course of dealing between the parties, unless the same shall be in a writing executed by Lender and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on Borrower in any case shall thereby entitle Borrower to any other or further notice or demand in the same, similar or other circumstances.

          17. Usury Limitation. Notwithstanding anything contained herein to the contrary, Lender shall never be entitled to receive, collect or apply as interest any amount in excess of the maximum rate of interest permitted to be charged by applicable law; and in the event Lender receives, collects or applies as interest any such excess, such amount which would be excessive interest shall be applied to the reduction of the Principal Sum; and if the Principal Sum is paid in full, any remaining excess shall be paid to Borrower. In determining whether or not the interest paid or payable in any specific case exceeds the highest lawful rate, Lender and Borrower shall to the maximum extent permitted under applicable law (i) characterize any non-principal payment as an expense, fee or premium rather than as interest; (ii) exclude voluntary prepayments and the effects thereof; and (iii) "spread" the total amount of interest throughout the entire term of the obligation so that the interest rate is deemed to have been uniform throughout said entire term.

          18. Notices. Any notice or demand given under this Secured Bridge Note shall be given by delivering it, sending by telecopier (with a confirming copy by regular mail), or by mailing it by certified or registered mail, postage prepaid, return receipt requested, or sent by prepaid overnight courier service addressed to Borrower at: 200 Lake Street, Suite 102, Peabody, MA 01960, Attn: Ms. Paula Wurts, Chief Financial Officer--Telecopier: (508) 536-2677. Any notice to be given to Lender under this Secured Bridge Note shall be given by delivering it, sending by telecopier (with a confirming copy by regular mail), or mailing it by certified or registered mail, return receipt requested, or sent by prepaid overnight courier service, addressed to Lender at: 2 Wisconsin Circle, Suite 320, Chevy Chase, MD 20815 Attn: Mr. John K. Delaney, President-Telecopier: (301) 664-9860, or at such other place as Lender may specify in writing to Borrower. Each party may designate a change of address by notice to the other given in accordance herewith at least fifteen (15) days before such change of address is to become effective. A notice given under this Secured Bridge Note shall be deemed received five (5) days after it is sent by regular mail, or upon receipt when it is delivered or sent by telecopier according to the requirements of this paragraph, or if sent by courier on the next Business Day following deposit with the courier.

          19. Section Headings. The headings of the several paragraphs of this Secured Bridge Note are inserted solely for convenience of reference and are not a part of and are not intended to govern, limit or aid in the construction of any term or provision.

          20. Severability. Any provision contained in this Secured Bridge Note which is prohibited or unenforceable in any respect in any jurisdiction shall, as to such jurisdiction be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          21. Survival of Terms. All covenants, agreements, representations and warranties made in this Secured Bridge Note or in any financial statements delivered pursuant hereto shall survive Borrower's execution and delivery of this Secured Bridge Note to Lender and shall continue in full force and effect so long as this Secured Bridge Note or any other obligation hereunder shall be outstanding and unpaid or any other obligation of Borrower hereunder shall remain unperformed.

          22. GOVERNING LAW, JURISDICTION, ETC. This Secured Bridge Note is to be governed by and construed in accordance with the laws of the State of Maryland without respect to any otherwise applicable conflicts-of-laws principles, both as to interpretation and performance, and the parties expressly agree to the non-exclusive jurisdiction of the State of Maryland courts, waiving all claims or defenses based on lack of personal jurisdiction, improper venue, inconvenient forum or the like. Borrower hereby consents to service of process by mailing a copy of the summons to Borrower, by certified or registered mail, to Borrower's address set forth in Section 18 above, or otherwise furnished to Lender in writing. Borrower further waives any claim for consequential damages in respect of any action taken or omitted to be taken by lender in good faith.

          23. JURY TRIAL WAIVER. In any action or proceeding relating to this Secured Bridge Note, Borrower, and Lender by its acceptance of this Secured Bridge Note, irrevocably and unconditionally waive trial by jury. Borrower understands that this waiver is a material inducement to Lender's agreement to lend the principal sum.

          24. CONFESSED JUDGMENT. Borrower irrevocably authorizes and empowers any attorney of record, or the prothonotary, clerk or similar officer of any court in any county of the State of Maryland or of Baltimore City, Maryland, or in the United States District Court for the District of Maryland, as attorney for Borrower, as well as for any persons claiming under, by or through Borrower, to appear for Borrower in any such court in any such action brought against Borrower at the suit of Lender to confess judgment against Borrower in favor of Lender in the full amount due amount due On this Secured Bridge Note (including principal, accrued interest and any and all charges, fees and costs) plus attorneys fees for fifteen percent (15%) of the amount due, plus court costs, all without prior notice or opportunity of Borrower for prior hearing. Borrower waives the benefit of any and every statute, ordinance, or rule of court which may be lawfully waived conferring upon Borrower any right or privilege of exemption, homestead rights, stay of execution, or supplementary proceedings, or other relief from the enforcement or immediate enforcement of a judgment or related proceedings on a judgment. The authority and power to appear for and enter judgment against Borrower shall not be exhausted by one or more exercises thereof, or by any imperfect exercise thereof, and shall not be extinguished by any judgment entered pursuant thereto; such authority and power may be exercised on one or more occasions from time to time, in the same or different jurisdictions, as often as Lender shall deem necessary, convenient and proper.

     IN WITNESS WHEREOF, the undersigned has executed this Secured Bridge Note as of the day and year first above written.



      ATTEST:                                         PHC OF MICHIGAN, INC., a
                                    Massachusetts corporation


      ___________________________         By:  _______________________________
                                    Name:

                              Title
                              (SEAL)

Exhibit 10.104

                                   GUARANTY

     THIS GUARANTY is given this 13th day of January, 1997 by PHC, INC., a Massachusetts corporation (the "Guarantor"), in order to induce the acceptance by HCFP FUNDING, INC. (the "Lender"), the holder of the attached Secured Bridge Note (the "Secured Bridge Note") of even date herewith in the principal amount of FOUR HUNDRED THOUSAND AND N0/100 DOLLARS ($400,000.00) made by PHC of Michigan, Inc., a Massachusetts corporation (the "Borrower") in favor of Lender, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged. 1. Guarantor hereby unconditionally guarantees to Lender, its successors and assigns, and to every subsequent holder of the Secured Bridge
Note:

            a. The due performance and full prompt payment, whether at maturity or by acceleration or otherwise of the payment of the indebtedness set forth in the Secured Bridge Note, together with accrued and unpaid interest on the Secured Bridge Note in accordance with the provisions of the Secured Bridge Note; and

            b.  The  costs  and  expenses,   including  reasonable  attorneys'
fees, paid or incurred in the enforcement of collection of the Secured Bridge Note.

      2. Guarantor represents and warrants that it has the full corporate right, power and authority to enter into this Guaranty.

      3. Guarantor hereby agrees that Lender is not required to rely on Borrower or any collateral for the payment of the Secured Bridge Note upon the occurrence of an Event of Default as provided for therein, but may proceed directly against Guarantor in such manner as may be deemed desirable by Lender.

      4. Guarantor hereby unconditionally agrees that its liability hereunder shall not be affected by:

            a. Any amendments), modifications) or extensions) of time for payment of the Secured Bridge Note;

            b. The release of the Borrower from its obligations under the Secured Bridge Note or the release of any security securing the Secured Bridge Note, whether made with or without notice to Guarantor; and

            c. Any delay in exercising any right or remedy under the Secured Bridge Note or this Guaranty.

      5.    Guarantor hereby waives:

            a. Presentment, demand, protest and notice of dishonor, and all exemptions including, but not limited to, those relating to attachment, garnishment or execution.

            b. Any right or claim of right to cause a marshalling of the assets of Borrower.

      6. This Guaranty shall be construed in accordance with the laws of the State of Maryland.


ATTEST:                                   PHC, INC.,
                                          a Massachusetts corporation


____________________________              _____________________________
                                          Name:
                                          Title:



note.phc

                               January 13, 1997

HCFP Funding, Inc.
2 Wisconsin Circle, Suite 320
 Chevy Chase, Maryland 20815
Attention: John K. Delaney, President
Dear Mr. Delaney:

      Reference is made to that certain Loan and Security Agreement dated as of May 21, 1996 (the "Loan Agreement") by and between PHC OF UTAH, INC., a Massachusetts corporation (the "Borrower"), and HCFP FUNDING, INC. (as successor-in-interest to HealthPartners Funding, L.P.) (the "Lender"). All capitalized terms used but not defined in this letter shall have the respective meanings given them in the Loan Agreement.

      Borrower hereby agrees as follows:

      1. An Event of Default under that certain Secured Bridge Note dated January 13, 1997 in the principal amount of $400,000.00 (the "Bridge Note"), executed by PHC of Michigan, Inc. (an Affiliate of Borrower) in favor of Lender, shall constitute an Event of Default under the Loan Agreement.

      2. The Collateral shall also secure the obligations of PHC of Michigan, Inc. under the Bridge Note.

      3. Except as specifically amended above, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

                                          Very truly yours,

ATTEST:                                   PHC OF UTAH, INC.
(Seal)                                    a Massachusetts corporation


By:  _______________________              By:
                                    __________________________________
Name:                                                       Name:
Title:                                                      Title:

      THE FOREGOING IS ACKNOWLEDGED AND AGREED AS OF THIS ________ DAY OF JANUARY, 1997:

HCFP FUNDING, INC.,


By:  ______________________________    (SEAL)
Name:
Title:


sideltr.phc

                                    January 13, 1997

HCFP Funding, Inc.
2 Wisconsin Circle, Suite 320
Chevy Chase, Maryland 20815
Attention: John K. Delaney, President
Dear Mr. Delaney:

     Reference is made to that certain Secured Bridge Note dated January 13, 1997 in the principal amount of $400,000.00 (the "Bridge Note"), executed by PHC OF MICHIGAN, INC., a Massachusetts corporation (the "Borrower"), in favor of HCFP FUNDING, INC. (the "Lender"). Borrower hereby agrees to pay a financing commitment fee of Twenty-Five Thousand and No/100 Dollars ($25,000.00) in consideration for the financing to be provided by Lender pursuant to the Bridge Note (the "Financing Fee'). Such Financing Fee shall be paid by Borrower to Lender no later than February 3, 1997 (the Maturity Date of the Bridge Note), irrespective of whether or not Lender provides Borrower with revolving credit financing in replacement of the financing evidenced by the Bridge Note. The obligation of Borrower to pay the Financing Fee shall be satisfied by the payment of the entire $400,000.00 principal amount of the Bridge Note, together with interest relating thereto. Very truly yours,

ATTEST:                                             PHC OF MICHIGAN, INC.
(Seal)                                              a Massachusetts corporation


By:  ____________________________         By:
_________________________________
Name:                                     Name:
Title:                                    Title:




sideltr2.phc

Exhibit 10.105


                     FIRST AMENDMENT TO LEASE AND OPTION AGREEMENT

     First Amendment to Lease and Option Agreement by and between NMI REALTY, INC., a Rhode Island corporation, hereinafter referred to as "Landlord" and PHC OF RHODE ISLAND, INC. d/b/a Good Hope Center, a Massachusetts corporation, hereinafter referred to as "Tenant", dated this 20th day of December, 1996.

                                  W I T N E S S E T H
     WHEREAS,  Landlord  and  Tenant  executed  that  certain  Lease and  Option
Agreement dated March 16, 1994 (the "Lease") regarding certain property described therein and located in West Greenwich, Rhode Island; and

     WHEREAS,   Landlord  and  Tenant  desire  to  amend  and  set  forth  their understanding regarding certain items set forth in the Lease;

     NOW, THEREFORE, in consideration of their mutual promises herein contained and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Landlord and the Tenant hereby covenant and agree as follows:

     1. All capitalized terms used herein shall, unless otherwise defined herein, have the same meaning as set forth in the Lease.

     2. In accordance with Section 2.01 of the Lease, Landlord and Tenant are now in the third year of the Lease which period runs from March 1, 1996, to February 28, 1997. The fourth year of the Lease runs from March 1, 1997, to
February 28, 1998. The annual rental for such third year and fourth year is $203,000.00 payable in equal monthly installments of $19,250.00 on the first day of each month.

     3. Tenant is in arrears in the amount of $9,250.00 for the December 1996 rental payment. Tenant will pay said amount in arrears on or before January 7, 1997. Failure to pay said amount shall constitute an Event of Default under the Lease without further notice required by Landlord or cure period by Tenant.

     4. Based upon representations by Tenant concerning its financial status, Landlord agrees to reduce the monthly rental payment due for January 1997, February 1997, March 1997, April 1997, May 1997 and June 1997 from $19,250.00 per month to $13,000.00 per month. Tenant will resume payment of rent due for subsequent months beginning in July 1997, in accordance with Section 2.01 of the Lease.

     5. The option price as described in Section 24.04 of the Lease to be paid by Tenant to Landlord for the Premises if the option is exercised at any time shall be increased by $37,500.00,which amount is equivalent to the rent reduction described in paragraph 4 herein.

     6. The Lease, as amended by this First Amendment to Lease and Option Agreement constitutes the entire agreement between the parties hereto concerning the Lease and may not be modified in any manner other than by written agreement, executed by all of the parties hereto or their successors in interest. No prior understanding or representation of any kind made before the execution of this First Amendment to Lease and option Agreement shall be binding upon either party unless incorporated herein.

     7. All references wherever or however made to the Lease are hereby deemed to mean the Lease as amended by this First Amendment to Lease and option Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Lease and Option Agreement as of the date first set forth above.

In the presence of:


                                          Landlord:
_________________________________         By:  ______________________________
                                          Peter Fratantuono, V. Pres.

_________________________________         By:  ______________________________
                                          Alan Willoughby, President

                                          Tenant:

                                          PHC OF RHODE ISLAND, INC.

_________________________________         __________________________________
                                          Bruce A. Shear, President
STATE OF RHODE ISLAND
COUNTY OF WASHINGTON

     In North Kingstown on the 20th day of 1996, before me personally appeared Peter Fratantuono, Vice President and Alan Willoughby, President of NMI Realty, Inc., to me known and known by me to be the parties executing the foregoing instrument, and they acknowledged said instrument, by them executed to be their free act and deed individually and in their said capacities, and the free act and deed of said NMI Realty, Inc.


                                          __________________________________
                                                   Notary Public
                                          My Commission expires:  07/30/97

STATE OF
COUNTY OF MASS

     In Middlesex/Peabody on the 8th day of Jan, 1996, before me personally appeared Bruce A. Shear, President of PHC OF RHODE ISIAND, INC., to me known and known by me to be the party executing the foregoing instrument, and he acknowledged said instrument, by him executed to be his free act and deed individually and in his said capacity, and the free act and deed of said PHC OF RHODE ISLAND, INC.


                                          ______________________________________
                                                    Notary Public


                                          My Commission expires:




nmilease.amd
                                        PAULA C. WURTS
                                        Notary Public
                                        My Commission Expires November 29, 2002

Exhibit 4.15

                                       GUARANTY


     THIS GUARANTY is given this 13th day of January, 1997 by PHC, INC., a Massachusetts corporation (the "Guarantor"), in order to induce the acceptance by HCFP FUNDING, INC. (the "Lender"), the holder of the attached Secured Bridge Note (the "Secured Bridge Note") of even date herewith in the principal amount of FOUR HUNDRED THOUSAND AND N0/100 DOLLARS ($400,000.00) made by PHC of Michigan, Inc., a Massachusetts corporation (the "Borrower") in favor of Lender, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged.

     1. Guarantor hereby unconditionally guarantees to Lender, its successors and assigns, and to every subsequent holder of the Secured Bridge Note:

     a. The due performance and full prompt payment, whether at maturity or by acceleration or otherwise of the payment of the indebtedness set forth in the Secured Bridge Note, together with accrued and unpaid interest on the Secured Bridge Note in accordance with the provisions of the Secured Bridge Note; and

     b. The costs and expenses, including reasonable attorneys' fees, paid or incurred in the enforcement of collection of the Secured Bridge Note.

     2. Guarantor represents and warrants that it has the full corporate right, power and authority to enter into this Guaranty.

     3. Guarantor hereby agrees that Lender is not required to rely on Borrower or any collateral for the payment of the Secured Bridge Note upon the occurrence of an Event of Default as provided for therein, but may proceed directly against Guarantor in such manner as may be deemed desirable by Lender.

     4. Guarantor hereby unconditionally agrees that its liability hereunder shall not be affected by:

     a. Any amendments), modifications) or extensions) of time for payment of the Secured Bridge Note;

     b. The release of the Borrower from its obligations under the Secured Bridge Note or the release of any security securing the Secured Bridge Note, whether made with or without notice to Guarantor; and

     c. Any delay in exercising any right or remedy under the Secured Bridge Note or this Guaranty.

      5.    Guarantor hereby waives:

     a. Presentment, demand, protest and notice of dishonor, and all exemptions including, but not limited to, those relating to attachment, garnishment or execution.

     b. Any right or claim of right to cause a marshalling of the assets of Borrower.
     6. This Guaranty shall be construed in accordance with the laws of the State of Maryland.


ATTEST:                                   PHC, INC.,
                                          a Massachusetts corporation


____________________________              _____________________________
                                          Name:
                                          Title:



note.phc

  Exhibit 10.106


  This Mortgage, made as of January 13, 1997, between PHC OF MICHIGAN, INC., a Massachusetts corporation header referred to as the "Mortgagor" and HCFP FUNDING, INC., a Delaware Corporation, herein referred to as the "Mortgagee."

  Witnesseth, That the Mortgagor mortgages and warrants to the mortgagee land situate in the City of New Baltimore, County of Macomb and State of Michigan, described on Exhibit A attached hereto and made a part hereto (the "Land"), together with the hereditaments and appurtenances thereunto belonging and if the said Land be improved with a building designed for commercial or business purposes, also together with all disappearing beds, refrigerators, equipment for heating, lighting, cooking, mirrors, doors and window shades, screens and a and such other goods, chattels and personal property as are ever furnished by a landlord in letting and operating an unfurnished building similar to the buildings erected upon the Land and now or hereafter installed therein by the mortgagor or his assigns, which shall be between the parties hereto, and all parties claiming by, through or under them, an accession to the freehold and a part of the realty and encumbered by this Mortgage (collectively, the "Mortgage Premises") to the performance of the covenants hereinafter contained, and the payment of the principal sum of Two Million and No/l00 Dollars ($2,000,000.00), or so much thereof as may be advanced or readvanced by the Mortgagee to the Mortgagor pursuant to a certain Security Bridge Note dated January 13, 1997, a certain Loan and Security Agreement by and between the Mortgagor and the Mortgagee, or such other financing documents that may be entered into by the Mortgagor with respect to indebtedness owed to the Mortgagee in connection with such Security Bridge Note and Loan and Security Agreement (collectively, the "Financing Documents").

        And the Mortgagor covenants with the Mortgagee while this Mortgage remains in force, as follows:

  I. To pay said indebtedness and the interest thereon in the time and in the manner provided in the Financing Documents;

  II. To pay all taxes and assessments levied on the Land within thirty days after the same become due and payable, and deliver the official receipts therefor to the Mortgagee;

  III. To keep the buildings and equipment on the Mortgaged Premises insured against loss or damage by fire for the benefit of, with loss payable to, and in manner and amount approved by, and deliver the policies as issued to, the Mortgagee with the premiums therefor paid in full,

  IV. To abstain from the commission of waste on the Mortgaged Premises, and keep the buildings thereon and equipment in good repair, and promptly comply with all laws, ordinances, regulations or other government requirements affecting the Mortgaged Premises.

  V. That, if there be default in delivering any insurance policy or in the payment of any tax, assessment or premium required to be delivered or paid hereunder, the Mortgagee may effect such insurance or such policy and pay such assessment, taxes or insurance premiums, and any amount so paid shall be added to said indebtedness and hereby secured and be payable to the Mortgagee forthwith

  VI. That, in the event of the passage of any law or regulation, state, federal or municipal, subsequent to the date hereof in any manner changing or modifying the laws now in force governing the taxation of mortgages or debts secured by mortgages, or the manner of collecting such taxes and such change or modification has a material adverse effect on the Mortgagee, the entire principal secured by this mortgage and all interest accrued thereon shall become due and payable, forthwith, at the option of the Mortgagee,

  VII. That, in the event the ownership of the Mortgaged Premises, or any part thereof, become vested in a person other than the Mortgagor, the Mortgagee may deal with such successor in interest with reference to this Mortgage, and the debt hereby , in the same manner as with the Mortgagor, without in any manner vitiating or discharging the Mortgagor's liability hereunder, or upon the debt hereby secured.

  VII. The power is hereby granted by the Mortgagor to the Mortgagee, if default is made in the payment of the indebtedness, interest, taxes, or insurance premiums, or any part thereof, at the time and in the manner agreed in the Financing Documents, to grant bargain, sell release, and convey the Mortgaged Premises, with the appurtenances at public auction and to execute and deliver to the purchaser or purchasers, at such sale, deeds of conveyance, good and sufficient at law, pursuant to the statute in such case made and provided, and out of the proceeds to retain all sums due hereon, the costs and charges of such sale, and the attorney fees provided by law, returning the surplus money, if any, to the Mortgagor or Mortgagor's heirs and assigns, and such sale or a sale pursuant to a decree of chancery for the foreclosure hereof may, at the option of the Mortgagee, be made en masse.


  IX. Upon the request of the Mortgagor, the Mortgagee, at is option may hereafter at any time before full payment of the indebtedness secured by this Mortgage, make further advances to the Mortgagor and any such advances with interest shall be secured by this Mortgage and shall be evidenced by an additional note then to be given by the Mortgagor; the Mortgagor covenants and agrees to and with the Mortgagee to repay such further advances and in accordance with the note then executed; that such further advances and each note evidencing the same shall be secured by this Mortgage and that all of the covenants and agreements in the Mortgage contained shall apply to such advances as well as to the original principal sum herein recited.

        The covenants herein shall bind and the benefits and advantages to the respective heirs, assigns and successors of the parties.

Signed, Sealed and Delivered in Presence of:



                                          Signed and Sealed:

ATTEST
                                          PHC OF MICHIGAN, INC.


By: _______________________________       By: ____________________________
Name:   Teresa A. Bates                   Name:  Bruce A. Shear
Title:     Assistant                      Title:    President


STATE OF MASSACHUSETTS

COUNTY OF  Essex, MA.

      On this 23rd day of January 1997 before me appeared Bruce A. Shear, in
his capacity as President of PHC of   Michigan, Inc., to me known to be the
person described in and who executed the foregoing instrument and acknowledged that he executed the same as his free act and deed.


                                   PAULA C. WURTS
                                   Notary Public

            My commission expires:  November 30, 2002




                                          ________________________  Essex, Ma
                                            Notary Public           County,  MA




del-318865.1

                                   January 13, 1997

HCFP Funding, Inc.
2 Wisconsin Circle, Suite 320
Chevy Chase, Maryland 20815
Attention: John K. Delaney, President

Dear Mr. Delaney:
     Reference is made to that certain Loan and Security Agreement dated as of May 21, 1996 (the "Loan Agreement") by and between PHC OF UTAH, INC., a Massachusetts corporation (the "Borrower"), and HCFP FUNDING, INC. (as successor-in-interest to HealthPartners Funding, L.P.) (the "Lender"). All capitalized terms used but not defined in this letter shall have the respective meanings given them in the Loan Agreement.

      Borrower hereby agrees as follows:

     1. An Event of Default under that certain Secured Bridge Note dated January 13, 1997 in the principal amount of $400,000.00 (the "Bridge Note"), executed by PHC of Michigan, Inc. (an Affiliate of Borrower) in favor of Lender, shall constitute an Event of Default under the Loan Agreement.

     2. The Collateral shall also secure the obligations of PHC of Michigan, Inc. under the Bridge Note.

     3. Except as specifically amended above, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

                                          Very truly yours,

ATTEST:                                 PHC OF UTAH, INC.
(Seal)                                  a Massachusetts corporation


By:  _______________________            By:  __________________________________
Name:                                        Name:
Title:                                       Title:

     THE FOREGOING IS ACKNOWLEDGED AND AGREED AS OF THIS ________ DAY OF JANUARY, 1997:

HCFP FUNDING, INC.,


By:  ______________________________    (SEAL)
Name:
Title:


sideltr.phc

                                        January 13, 1997

HCFP Funding, Inc.
2 Wisconsin Circle, Suite 320
Chevy Chase, Maryland 20815
Attention: John K. Delaney, President

Dear Mr. Delaney:
     Reference is made to that certain Secured Bridge Note dated January 13, 1997 in the principal amount of $400,000.00 (the "Bridge Note"), executed by PHC OF MICHIGAN, INC., a Massachusetts corporation (the "Borrower"), in favor of HCFP FUNDING, INC. (the "Lender"). Borrower hereby agrees to pay a financing commitment fee of Twenty-Five Thousand and No/100 Dollars ($25,000.00) in consideration for the financing to be provided by Lender pursuant to the Bridge Note (the "Financing Fee'). Such Financing Fee shall be paid by Borrower to Lender no later than February 3, 1997 (the Maturity Date of the Bridge Note), irrespective of whether or not Lender provides Borrower with revolving credit financing in replacement of the financing evidenced by the Bridge Note. The obligation of Borrower to pay the Financing Fee shall be satisfied by the payment of the entire $400,000.00 principal amount of the Bridge Note, together with interest relating thereto.

                                          Very truly yours,

ATTEST:                                   PHC OF MICHIGAN, INC.
(Seal)                                    a Massachusetts corporation


By:  ____________________________         By:  _________________________________
Name:                                     Name:
Title:                                    Title:




sideltr2.phc

Exhibit 10.107




                             EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT is made and entered into as of this 1st day of January, 1997, with an effective date of January 1, 1997, by and between PSYCHIATRIC & COUNSELING ASSOCIATES OF ROANOKE, INC., a Virginia corporation (hereinafter referred to as "Employer"), and MUKESH PATEL M.D., a physician licensed to practice medicine in the Commonwealth of Virginia (hereinafter referred to as ("Dr. Patel").

                             W I T N E S S E T H:

      WHEREAS, Employer is a Virginia corporation which renders professional psychiatric counseling services through employees who are duly licensed to practice medicine in the Commonwealth of Virginia;

      WHEREAS, Employer is a wholly-owned subsidiary of Pioneer Healthcare of Virginia, Inc., a Virginia corporation ("Pioneer"), which is in the business of owning and operating mental health inpatient facilities as well as mental health counseling professional practices, and providing consulting administrative and other support services to medical practices with the necessary facilities, equipment, non-physician personnel, supplies and non-physician support staff services;

      WHEREAS Dr. Patel desires to be employed by Employer so that he may devote his best efforts on a concentrated and continuous basis to the rendering of medical services to patients; and

      WHEREAS, Employer desires to employ Dr. Patel, and Dr. Patel desires to be employed by Employer, on the terms and conditions provided herein.

      NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, as well as the initial sum of Twenty Five Thousand and 00/100 Dollars ($25,000.00) to be paid on the effective date of this Agreement for Dr. Patel's agreement not to compete in accordance with the provisions of Section 5 herein, the parties agree as follows:

1.    Employment

      1.1 Engagement and Acceptance. Employer hereby employs, engages, and hires Dr. Patel, and Dr. Patel hereby accepts and agrees to such hiring, engagement, and employment, to render medical services exclusively for Employer to patients of Employer. Dr. Patel agrees to perform all duties and services in accordance with all policies and procedures established by
Employer, all federal, state and local laws and ordinances, and all applicable rules of professional conduct.

      1.2 Licensure. Dr. Patel shall, as of the date of this Agreement, be licensed to practice medicine in the Commonwealth of Virginia and shall be certified by the American Board of Psychiatry and Neurology, and shall, throughout the term of this Agreement, maintain his license and privileges to render medical services in the Commonwealth of Virginia.

      1.3 Duties. During the term of this Agreement, Dr. Patel shall perform such duties as may be assigned to Dr. Patel by Employer and/or by Pioneer from time to time including, but not limited to those duties described herein. Dr. Patel shall, as part of his duties, provide clinical and administrative services at the offices of Employer and/or at Mount Regis Center (the "Center"), including, but not limited to service as the Medical Director of Center, in accord with the rules and regulations of the Center, or at such other locations as may be designated from time to time by Employer, at reasonable times to be set by Employer, exclusively.

            a. Dr. Patel's duties shall include the provision of on call coverage 24 hours a day on a rotational basis pursuant to a coverage schedule to be set by Employer. Dr. Patel shall perform such duties under the supervision and direction of the President of Employer.

            b. The duties of Dr. Patel will be varied and may range from direct care, including treatment of inpatients and partially hospitalized patients at the Center, or outpatients at the offices of Employer, or at a site designated by Employer, as described herein, to providing medication reviews. psychiatric evaluations and supervision at community agencies. Marketing arid administrative duties may also be part of the duties of Dr. Patel.

      1.4 Equipment and Material. Employer shall supply to Dr Patel all equipment and materials which Dr. Patel deems to be necessary for performance of his duties hereunder, which are customary in the clinical and administrative practice of psychiatry. All equipment and materials provided Dr. Patel shall belong to Employer.

      1.5   Exclusive   Employment.   Dr.  Patel,  during  the  term  of  this
agreement. will not, without the express prior written consent of Employer (or Pioneer if applicable) accept employment or practice medicine at a health care facility or in a health care setting other than at the offices of Employer or at the Center or at such other locations as may be designated from time to time by Employer.

      1.6 Medical Standards. During the term of this Agreement Dr, Patel shall use his best efforts in the performance of his duties under this Agreement in accordance with the rules and regulations of Employer and of the medical staff of the Center and the applicable standards for the medical profession, and all such service shall be performed in compliance with all federal, state and local laws, ordinances and regulations.

      1.7 Good Standing. Dr. Patel shall at all times during the term of this Agreement:

            a. Be a member in good standing on the medical staff of the Center with appropriate privileges in Psychiatry, or any other hospital designated by Employer;

            b. Be board certified in Psychiatry or be eligible for and actively pursuing such certification; and

            c. Be, and remain, a participating provider in the Medicare and Medicaid programs (Titles XVIII and XIX of the Social Security Act, respectively), and with any managed care program with which Employer and/or the Center is now or hereafter becomes affiliated.

      1.8 Staff Privileges. This Agreement is not and should not be construed as any form of guarantee or assurance that Dr. Patel will receive necessary medical staff membership or privileges at the Center for purposes of discharging his responsibilities hereunder, and the application, appointment, reappointment and granting of such privileges shall be governed solely by the Medical Staff Bylaws of the Center then in effect. Dr. Patel represents and warrants, that he possesses the professional skills and training necessary to perform the services which he is to perform hereunder.

      1.9 Applicable Rules and Regulations. Dr. Patel shall provide services under this Agreement in accordance with all quality standards established, from time to time by the Employer and by the Center for its medical staff and in compliance with all applicable statutes, regulations, rules, and directives of federal, state and other governmental and regulatory bodies having jurisdiction over the Employer and/or Center; the Bylaws, rules and regulations of the Center and its medical staff, applicable standards of the Joint Commission on Accreditation of Healthcare Organizations; the rules, regulations and requirements of third party payors; and current accepted and approved methods and practices applicable to the practice of Psychiatry.

      1.10  Loss of Privileges or Licensure.

            (a) Should Dr. Patel's license to practice medicine in the Commonwealth of Virginia, be suspended, revoked or canceled, then, effective as of the date of the suspension, revocation or cancellation of such license, Employer may terminate this Agreement, effective immediately.

            (b) Should Dr. Patel's medical staff privileges on the medical staff of the Center be restricted or made subject to supervision in accordance with the applicable medical staff bylaws, rules and regulations or comparable rules, regulations, or policies applicable to the practice of physicians, then Dr. Patel may continue to render services hereunder only in accordance with such restriction or supervision as approved by Employer. If Employer determines, in its sole discretion, that imposition of such restriction or supervision of Dr. Patel's privileges unreasonably interferes with the performance of Dr. Patel's duties under this Agreement, Employer may terminate this Agreement, effective immediately.

      1.11 Peer Review. Dr. Patel shall participate in such department meetings, quality management and other peer review activities as required by Employer and/or the Center.

      1.12 Maintenance of Skills. Throughout the term of this agreement, Dr Patel agrees to maintain his professional skills as evidenced by participation in appropriate continuing medical education activities and will maintain good standing in professional associations. Employer shall provide Dr. Patel with an annual amount of Two Thousand ($2,000.00) Dollars per year for the purpose of deferring the cost of continuing medical education, which may only be used for events, seminars, etc. with the prior express approval of Employer. Any expenses in excess of the annual allowance shall be borne by Dr. Patel.

      1.13 Administrative Duties. During the term of this Agreement, Dr. Patel shall perform such duties as may be assigned to Dr. Patel by Employer and/or Pioneer from time to time including, but not limited to, those duties described below. Dr. Patel shall, as part of his duties, provide clinical and administrative services at the Center or at such other locations as may be designated from time to time by Employer. The performance of such duties may require travel and may also require Dr, Patel to be directly involved in the development of marketing and business development strategies in conjunction with certain administrative employees of the Employer and/or Pioneer. Except with regard to duties assigned by Pioneer, Dr. Patel shall perform all such administrative duties under the supervision and direction of the President of Employer. All medical decisions relative to patient care shall be made by Dr. Patel and shall be in accordance with appropriate standards of medical practice. All expenses incurred by Dr. Patel in carrying out the administrative/marketing duties assigned to him during the term of this Agreement shall be paid directly or reimbursed by the Employer or Pioneer as appropriate.

      1.14 Full Time and Best Efforts. During the term of this Agreement Dr. Patel shall be employed full time by Employer and shall use his best efforts in the performance of his duties under this Agreement. Dr. Patel acknowledges that the obligations incumbent upon Dr. Patel under this Agreement shall constitute the primary claim upon his professional time, effort, energy and skill and agrees to undertake no additional professional. obligations without obtaining the prior written consent of the President of Employer.

      1.15 Assignment. Employer shall, in the name of and on behalf of Dr, Patel, bill patients, insurance companies and other third-party payers and collect the professional fees for medical services rendered by Dr. Patel under the terms of this agreement. Dr. Patel hereby appoints Employer for the term of this Agreement to be his true and lawful attorney in-fact, for the following purposes. (i) to bill patients, insurance companies and other third-party payers in Dr. Patel's name and on his behalf; (ii) to collect accounts receivable resulting from such billing in Dr. Patel's name and on his behalf; (iii) to receive on behalf of Dr. Patel payments from insurance companies, prepayments from health care plans, reimbursements from Medicare and Medicaid, and all other third-party payments from insurance companies;
(iv) to take possession of and endorse in the name of Dr. Patel any notes, checks, money orders, insurance payments, and other instruments received in payment of accounts receivable; and (v) to initiate the institution of legal proceedings in the name of Dr. Patel to collect any accounts and monies owed to Dr. Patel, to enforce the rights of Dr. Patel as creditor under any contract or in connection with the rendering of any service, and to contest adjustments and denials by governmental agencies (or their fiscal intermediaries) as third-party payers. All monies shall be accounted for by Employer as being directly attributable to Dr. Patel. Dr. Patel may perform the functions or exercise the rights set forth in this Section only with the consent of Employer. Dr. Patel shall execute a Power of Attorney in form and substance acceptable to the parties hereto in connection with the rights and powers granted to Employer pursuant to Section 2. Dr Patel shall cooperate with and at the request of Employer shall provide reasonable assistance to Employer with the functions set forth herein. In the performance of the services described in this Section 1, Employer shall use commercially reasonable efforts to collect such professional fees and shall comply with all managed care contracts and all applicable laws, rules and regulations.

      1.16 Records and Reports. Dr. Patel shall complete medical records in a timely and legible fashion as required by applicable laws and in keeping with generally accepted standards of record keeping and documentation, and as required by third party payors to permit billing for and collection of revenues for professional services rendered, and shall maintain and furnish Employer with such records, reports and documentation evidencing the performance of Dr. Patel's duties hereunder as may be requested by Employer in accordance with applicable law.

2.    Obligations of Employer.

      2.1 Overall Function. Employer shall provide or arrange for such services and amenities as are necessary or appropriate for the efficient medical practice of Dr. Patel pursuant to this Agreement. Employer shall comply, and shall use its best efforts to cause its employees to comply, with all applicable federal, state and local laws, rules and regulations in its provision or services hereunder.

      2.2   General Administrative Services.

            a. Employer shall provide management and administration of non-physician services relating to the medical practice of Dr. Patel, subject to matters reserved for Dr. Patel. Dr. Patel acknowledges that a purpose of this Agreement is to relieve Dr. Patel to the maximum extent possible of the administrative, accounting, purchasing, non-physician personnel, and other aspects of his practice. Except as may be otherwise agreed to by the parties, Employer agrees that Dr. Patel, and only Dr. Patel, will perform the medical functions of his practice. Employer shall have no authority directly or indirectly, to perform or supervise and shall not perform or supervise any medical function performed by Dr. Patel. Employer may, however, advise Dr. Patel as to the relationship between his performance of medical functions and the overall administrative and business functions of his practice, to the extent permitted by applicable law.

            b. Employer shall supply to Dr. Patel the ordinary, necessary, and appropriate services for the efficient operation of Dr. Patel's practice, including without limitation, necessary clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services, information management, printing, postage and duplication services and medical transcribing services;

            c. Employer shall maintain all files and records relating to the medical practice of Dr Patel, including but not limited to, accounting, billing, collection, and financial records and patient files and medical records. The management of all files and records shall comply with all applicable federal, state and local statutes and regulations, and all patient files and medical records shall be located so that they are readily accessible for patient care, consistent with ordinary records management practices. Dr. Patel shall supervise the preparation of, and direct the contents of, patient medical records, all of which shall remain confidential in accordance with applicable laws and regulations. All original patient records shall be and remain the property of Employer, subject to applicable Virginia law.

            d. Employer shall take such legal and appropriate actions in the name of and on behalf of Dr Patel as are required to collect professional fees and pay in a timely manner all expenses associated with Dr. Patel's medical practice, which are the responsibility of Employer, pursuant to this Agreement, except as otherwise agreed in writing between Employer arid Dr. Patel.

            e. Employer shall distribute to Dr Patel compensation and other amounts due to him pursuant to this Agreement upon such terms and at such times as are provided in Section 3 hereof.

            f. Employer shall not refer a patient for Designated Health Services as defined in 42 U.S.C. 1395 ("Stark") to or provide Designated Health Services to a patient upon a referral from an entity or person with which the physician or an immediate family member has a financial relationship other than as permitted by exceptions set forth in Stark.

      2.3   Facilities.

            a. Premises. Employer shall make available to Dr. Patel within Employer's offices and at the Center, an office in which to practice. Provided. that in the event that Employer's rights to use any such premises shall terminate, Employer shall use its best efforts to provide other suitable premises to be used by Dr. Patel. Employer shall maintain the premises and make all necessary repairs thereto. Dr. Patel shall use and occupy the premises provided to him by Employer or the Center exclusively for the practice of medicine and for providing other related services. It is expressly acknowledged by the parties hereto that the medical practice conducted by Dr. Patel shall be conducted solely by Dr. Patel. Dr. Patel shall be solely and exclusively in control of all aspects of the practice of medicine and the delivery of medical services at the Center. The rendition of all therapy, the prescription of medicine and drugs, and the supervision and preparation of medical reports shall be the sole responsibility of Dr. Patel.

            b. Personal Property. Employer shall provide Dr. Patel with the use of the equipment, furniture, fixtures, furnishing and other personal property acquired by Employer for the use of Dr. Patel pursuant to the terms hereof (the "Personal Property"). Employer shall, at all times, maintain the Personal Property in good condition.

            2.4 Inventory and Supplies. Employer shall order and purchase inventory and supplies, and such other ordinary, necessary or appropriate materials which arc necessary to the practice of Dr. Patel.

            2.5 Advertising and Public Relations. With the consultation and prior consent of Dr. Patel, Employer shall implement (and design where requested) any appropriate local public relations or advertising program on behalf of Dr. Patel, with appropriate emphasis on public awareness of the availability of Dr. Patel's services, as Employer deems appropriate in its sole and absolute discretion. Employer shall also design and implement all national or other non-local public relations or advertising programs on behalf of Dr. Patel, as Employer with Dr. Patel's consultation and consent, deems appropriate. The parties hereto agree that all public relations and advertising programs shall be conducted in compliance with applicable standards of medical ethics, laws, and regulations.

            2.6 Personnel. Employer, as Employer deems appropriate in its sole and absolute discretion, shall provide professional support and administrative, clerical, secretarial, bookkeeping and collection personnel as reasonably necessary for the efficient conduct of Dr. Patel's practice. Such personnel shall be employees of Employer, and Employer shall determine and cause to be paid the salaries and benefits of all such personnel. If Dr. Patel is dissatisfied with the services of any such personnel who provide services primarily for Dr. Patel, Dr. Patel shall consult with the appropriate administrator of Employer, and Employer shall in good faith determine whether the performance of that employee could be brought to acceptable levels through counsel and assistance, or whether such employee should be re-assigned or terminated, Employer shall maintain established working relationships whenever possible and Employer shall make every effort consistent with sound business practices to honor the specific requests of Dr. Patel with regard to the assignment of Employer's employees.

            2.7 Quality Assurance. Employer shall assist Dr. Patel as required in fulfilling his professional obligation to his patients to maintain a high quality of medical and professional services. Employer recognizes and respects the professional capabilities of Dr. Patel and acknowledges that nothing in this Agreement is intended to interfere with the exercise of Dr. Patel's independent professional medical judgment.

      3.    Compensation.

            3.1  Annual Remuneration.

            (a) For services rendered during the term of this Agreement and any renewals thereof, Dr. Patel shall be paid an annual salary which shall be payable in bi-weekly installments during each calendar month, in accord with Employer's standard payroll practice.

                  (1) During the first year that this Agreement is in effect, Dr. Patel shall be paid for services rendered pursuant to this Agreement an annual salary in the amount of Two Hundred Thousand Dollars ($200,000.00).

                  (2) For each subsequent year that this Agreement is in effect and during any renewal thereof, the annual salary paid to Dr. Patel shall be as described in Exhibit 3.1, or any amendment thereto.


      3.2 Services Performed for Pioneer. Any additional professional duties or services performed for or provided by Dr. Patel to Pioneer or any affiliates (other than Employer) that is not directly related to Dr. Patel's responsibilities, during the term of this Agreement, or any renewal thereof shall be valued on a daily basis at Dr. Patel's then current, average daily collections and shall be credited towards the amount of Joint Collections for the year during which such services were performed or provided as if they were fully collected professional fees. It is agreed that for the first year of this Agreement, the value of Dr. Patel's average daily collections is One Thousand ($1,000.00) Dollars. It is further agreed that the value of Dr. Patel's average daily collections for the second year of this Agreement, and forward, will be Dr. Patel's actual average daily collections for the year prior.

      3.3 Bonus Compensation. In addition to the base annual compensation to be paid pursuant to subparagraph 3.1, Dr. Patel shall be entitled to receive reasonable bonus compensation in such amounts as the Board of Directors of Employer may determine from. time to time in its sole discretion.

      3.4 Fringe Benefits. Employer shall provide Dr. Patel with those benefits which are set forth on Schedule 3.4, which is attached hereto and incorporated herein by reference. In addition, Employer shall provide to Dr. Patel professional liability insurance coverage in the amount of at least One Million Dollars ($1,000,000.00) for each occurrence with a per annum aggregate of at least Three Million Dollars ($3,000,000.00). Upon termination of Dr. Patel's employment for any reason, with or without cause, Employer shall obtain and maintain a professional liability insurance policy covering any acts, errors, omissions of Dr. Patel occurring prior to the effective date of termination of Dr. Patel's employment. The policy obtained shall be in the nature of "tail" insurance coverage for both Dr. Patel and Employer, in that it shall cover acts, errors and omissions during the term of the Dr Patel's employment with Employer. The policy shall be obtained from a commercial insurer doing business in the Commonwealth of Virginia reasonably satisfactory to Dr. Patel, and shall contain minimum limits of liability per occurrence and in the aggregate in amounts not less than the limits of liability of the professional liability insurance covering Dr. Patel during the policy period immediately preceding the termination of his employment.

      4.    Term and Termination.

            4.1 Term. This Agreement shall commence on the date set forth hereinabove and shall be and remain in effect for an initial term of five (5) years. Thereafter this Agreement shall automatically renew for successive one
(1) year terms upon the same terms and conditions hereof unless written notice of intent not to renew is given by either party in accordance with
Section 4.2 hereinbelow.

            4.2 Voluntary Termination. Either party may terminate this Agreement by giving at least one hundred twenty (120) days prior written notice to the other party, which notice shall specify the effective date for such termination. In the event Employer shall elect to terminate this Agreement during its term without cause, or Dr. Patel shall elect to terminate this Agreement during its term for cause, then the non-compete provisions of Section 5 shall not apply.

            4.3 Termination for Cause. Either party shall have the right to terminate this Agreement for cause by giving at least thirty (30) days prior written notice to the other party, which notice shall state the cause and specify the effective date of such termination.

            a.    Employer.  For  Employer,   "cause"  shall  include  without
limitation  (i) a  material  breach  by Dr.  Patel  of any of his  obligations
hereunder   or  (ii)  other  good   cause   determined   after  a  good  faith
investigation relating solely to patient care or Dr. Patel's ability to render services, the existence of which shall be a matter for the final judgment of Employer in conjunction with the President of Pioneer.

            b. Dr. Patel. For Dr Patel "cause" shall include without limitation a material breach by Employer of any of its obligations hereunder or a material breach by Pioneer of any of its obligations under that certain Stock Exchange Agreement by and between Dr Patel and Pioneer dated January 17, 1997.

            4.4 Immediate Termination by Employer. Employer may terminate this Agreement for cause, such termination to be effective immediately upon provision of notice thereof to Dr. Patel, if Dr. Patel's license to practice medicine in the Commonwealth of Virginia is revoked, suspended, terminated or restricted, or if Dr. Patel's credentials at Mt. Regis Center are revoked, suspended, terminated or restricted.

      5. Non-Compete. During the term of this Agreement and for a period of three (3) years after the termination of this Agreement by Employer for cause or by Dr. Patel without cause, Dr. Patel shall not, for himself or as a representative, agent, partner, stockholder, independent contractor, joint venturer or otherwise:

            a. engage, directly or indirectly, in the same or similar business as Employer or any of its affiliated companies, which relates to providing professional medical services through employees who are duly licensed to practice medicine in the Commonwealth of Virginia within a twenty-five (25) mile radius of the offices of Employer or the Center, or any other facility acquired or started by Employer or an affiliate, during the term of this Agreement or any renewals thereof;

            b. solicit, directly or indirectly, any patients receiving treatment from employees of Employer during the term of this Agreement who are considered to be active patients of Employer at the time, for services similar to or of the same nature as those provided by Employer, or any facility acquired or started by Employer, or an affiliate, during the term of this Agreement;

            c. solicit or induce any employee of Employer, Center or affiliate to terminate his or her position with the Employer, Center or affiliate; or

            d. request, counsel or otherwise advise any patient of Employer and/or the Center to curtail, cancel or withdraw from treatment with the Employer and/or the Center, or any facility acquired or started by Employer, or an affiliate, other than as may be required for the best medical interests of the patient, as determined in the independent, professional judgment of Dr. Patel in rendering appropriate care and treatment to the patient.

      For purposes of this Agreement, "patients: shall be defined as individuals for whom Employer and/or the Center, or any facility acquired or started by Employer, or an affiliate, presently existing or which may exist upon the termination of this Agreement provided professional services in the ordinary course of its business. In addition, the term "affiliate" shall be defined as any entity possessing or controlling interest in Employer, any entity owned by Employer or any other entities in which Employer's parent corporation may have a controlling interest

      6. Notices. Any notice permitted or required to be given hereunder shall be deemed properly given when sent by registered or certified mail, postage pre-paid, return receipt requested, as follows:
      If to Employer, to:                 Bruce Shear
                                    President
                                    PHC, Inc.
                                    200 Lake Street
                                    Peabody, MA 01960

      With a copy to:                     Philip Cwagenberg, Esq.
                                    Ishbia & Gagleard, P.C.
                                    251 Merrill, Second Floor
                                    Birmingham, Mi 48009

      If  to  Dr. Patel:                        Dr. M. Patel

                                    Roanoke, Virginia

      With a copy to:                     W. William Gust, Esq.
                                    Gentry Locke Rakes & Moore
                                    10 Franklin Road, SE, Suite 800
                                    P.O. Box 40013
                                    Roanoke, VA 24038-0013

or such other person or address as either party may designate by notice duly given.

      7. Compliance with Applicable Law. It is the parties intention to comply in all respects with provisions of applicable laws, rules and regulations governing the health services industry. Accordingly, Dr, Patel agrees that he shall not, and he shall not permit physician employees supervised by him to refer patients of Dr. Patel to Employer for the furnishing of Designated Health Services except as may be permitted by applicable exemptions or safe harbors or as otherwise permitted under Stark, In such cases of prohibited referrals, Dr. Patel and Employer shall cooperate to cause any prescription for a Designated Health Service to bear a legend stating such prescription shall not be filled by Employer and Dr. Patel shall, and shall cause any physician employees to, instruct the patient not to have such prescription filled by Employer or any wholly owned subsidiary of Employer. Employer shall not fill any prescription bearing such restrictive legend placed by Dr. Patel and shall use its best efforts not to furnish any Designated Health Services to patients of Dr. Patel or any physician employee, except as permitted by applicable exemptions or safe harbors or as otherwise permitted under Stark.

      8.    Indemnification.

            a. Employer shall indemnify and hold harmless Dr. Patel to the maximum extent permitted by Virginia law during and after termination of his employment hereunder against all judgments, settlement payments, costs, and expenses (including reasonable attorney's fees) and other reasonable expenses incurred by Dr, Patel in connection with the defense of any action, suit or proceeding arising from events during or subsequent to the term of Dr.
Patel's employment to which he has been made a party because of the performance of his duties under this Agreement.

            b. Dr. Patel shall indemnify and hold harmless Employer to the maximum extent permitted by Virginia law during and after termination of his employment hereunder against all judgments, settlement payments, costs and expenses (including reasonable attorney fees) and other reasonable expenses incurred by Employer in connection with the defense of any action, suit or proceeding arising from events prior to the term of Dr. Patel's employment to which Employer has been made a party because of the performance of Employer's duties under this Agreement, or because of Employer's relationship with, or status with, Dr. Patel. The foregoing notwithstanding, nothing contained in this Subsection b shall impair Dr. Patel's rights to indemnification under any collateral or pre-existing agreement with Pioneer or any of its affiliates, other than Employer, for services rendered on behalf of such entity or entities.

      9.    Assignment.   Assignment   by  either   party  of  any  rights  or
obligations under this Agreement is expressly prohibited without the prior written consent of the party whose rights and obligations are to be assigned.

      10. Severability. Should any provision of this Agreement or application thereof be held invalid or unenforceable, the remainder of this Agreement shall not be affected and shall continue to be valid and enforceable to the fullest extent permitted by law unless to do so would defeat the purpose of this Agreement.

      12. Waiver. The failure by a party at any time to require performance of any provision of this Agreement shall not constitute a waiver of such provision and shall not affect the right of such party to require performance at a later time.

      13. Confidentiality. It is the intention of Employer and Dr. Patel that the confidential information of Employer, as hereinafter defined, shall remain the sole and exclusive property of Employer. Dr. Patel agrees that during the term of this Agreement and upon the termination of this Agreement for any reason, he shall keep in strict confidence all such confidential information. Dr Patel agrees that he shall not, directly or indirectly, use, publish, communicate, divulge or disclose to any person or business entity any confidential information or assist any third parties in doing so, without the prior written consent of Employer.

      For purposes of this Agreement, "confidential information" shall be defined as the Employer's proprietary information or information which, from the circumstances, in good faith and conscience, should be treated as confidential, which includes, but is not limited to, information regarding Employer's trade secrets, prices, costs, charges, patient lists, or other information regarding the Employer's business affairs which Dr. Patel may acquire in connection with, incident to, or as a result of the performance of his duties under this Agreement.

      Confidential   information  shall  not  include  information  which  (I)
becomes generally available to the public other than as a result of disclosure by Dr. Patel (ii) was legally available to Dr. Patel on a non-confidential basis prior to its disclosure by Employer; or (iii) becomes legally available to Dr. Patel on a non-confidential basis from a source other than Employer, provided that such source is not bound by a confidentiality or similar agreement.

      In the event that Dr. Patel shall become legally compelled to disclose all or part of the confidential information, Dr Patel agrees to promptly notify Employer, in writing, of such situation so that Employer may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement. In such instance, Dr. Patel agrees that he shall only reveal that portion of the confidential information which he is legally required to reveal and obtain reasonable assurance that the confidential information will be treated by the recipient thereof as confidential.

      Dr. Patel agrees, upon demand by Employer, to promptly return all confidential information which has been furnished to him and all copies thereof. Dr. Patel further agrees that he shall, upon request from Employer, destroy all material, notes and other work product related in any way to the confidential information.

      14. Amendment. This Agreement, along with the Stock Exchange Agreement of January 17, 1997, represent the entire agreement and understanding between the parties with respect to the subject matter hereof and may not be amended except by the written agreement of the parties.

      15. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

      16. Counterparts. This Agreement may be executed it, two or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument

      17. Attorney's Fees and Costs. In connection with any litigation with respect to this Agreement, the prevailing party, to the greatest quantifiable extent, shall be entitled to recover its expenses, including reasonable attorneys' fees and costs, in connection with such litigation, including appellate proceedings and post-judgment proceedings.

      18. Post-Employment Responsibilities. Upon Dr. Patel's termination of employment with Employer, and notwithstanding anything contained in this Agreement to the contrary, the parties agree as follows relative to the post-employment responsibilities of the parties.

            a. Upon termination of this Agreement for any reason, Dr. Patel shall promptly surrender to Employer all assets, belonging to Employer, together with all goods, monies, receipts, keys, documents, credit cards and other written documents owned by or pertaining to Employer, presently existing or which may exist upon the termination of this Agreement.

            b. Dr. Patel shall be entitled to remove all of his personal belongings, effects and property which may be located at the offices of Employer or at the Center or which are in the possession of Employer and/or the Center, presently existing or which may exist upon the termination of this Agreement.






            IN WITNESS WHEREOF, the parties hereunto set their hands to this Agreement as of the day and year first written above.



                                    PSYCHIATRIC & COUNSELING
                                    ASSOCIATES OF ROANOKE, INC


                                    By:_____________________________
                                    Title:____________________________



                                    ________________________________
                                    MUKESH PATEL, M.D.

                             EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT is made and entered into as of this 1st day of January, 1997, with an effective date of January 1, 1997, by and between PSYCHIATRIC & COUNSELING ASSOCIATES OF ROANOKE, INC., a Virginia corporation (hereinafter referred to as "Employer"), and HIMANSHU PATEL M.D., a physician licensed to practice medicine in the Commonwealth of Virginia (hereinafter referred to as "Dr. Patel").

                             W I T N E S S E T H:

      WHEREAS, Employer is a Virginia corporation which renders professional psychiatric counseling services through employees who are duly licensed to practice medicine in the Commonwealth of Virginia;

      WHEREAS, Employer is a wholly-owned subsidiary of Pioneer Healthcare of Virginia, Inc., a Virginia corporation ("Pioneer"), which is in the business of owning and operating mental health inpatient facilities as well as mental health counseling professional practices, and providing consulting administrative and other support services to medical practices with the necessary facilities, equipment, non-physician personnel, supplies and non-physician support staff services;

      WHEREAS Dr. Patel desires to be employed by Employer so that he may devote his best efforts on a concentrated and continuous basis to the rendering of medical services to patients; and

      WHEREAS, Employer desires to employ Dr. Patel, and Dr. Patel desires to be employed by Employer, on the terms and conditions provided herein.

      NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, as well as the initial sum of Twenty Five Thousand and 00/100 Dollars ($25,000.00) to be paid on the effective date of this Agreement for Dr. Patel's agreement not to compete in accordance with the provisions of Section 5 herein, the parties agree as follows:

1.    Employment

      1.1 Engagement and Acceptance. Employer hereby employs, engages, and hires Dr. Patel, and Dr. Patel hereby accepts and agrees to such hiring, engagement, and employment, to render medical services exclusively for Employer to patients of Employer. Dr. Patel agrees to perform all duties and services in accordance with all policies and procedures established by
Employer, all federal, state and local laws and ordinances, and all applicable rules of professional conduct.

      1.2 Licensure. Dr. Patel shall, as of the date of this Agreement, be licensed to practice medicine in the Commonwealth of Virginia and shall be certified by the American Board of Psychiatry and Neurology, and shall, throughout the term of this Agreement, maintain his license and privileges to render medical services in the Commonwealth of Virginia.

      1.3 Duties. During the term of this Agreement, Dr. Patel shall perform such duties as may be assigned to Dr. Patel by Employer and/or by Pioneer from time to time including, but not limited to those duties described herein. Dr. Patel shall, as part of his duties, provide clinical and administrative services at the offices of Employer and/or at Mount Regis Center (the "Center"), including, but not limited to service as the Medical Director of Employer's outpatient clinics, or at such other locations as may be designated from time to time by Employer, at reasonable times to be set by Employer, exclusively.

            a. Dr. Patel's duties shall include the provision of on call coverage 24 hours a day on a rotational basis pursuant to a coverage schedule to be set by Employer. Dr. Patel shall perform such duties under the supervision and direction of the President of Employer.

            b. The duties of Dr. Patel will be varied and may range from direct care, including treatment of inpatients and partially hospitalized patients at the Center, or outpatients at the offices of Employer, or at a site designated by Employer, as described herein, to providing medication reviews. psychiatric evaluations and supervision at community agencies. Marketing arid administrative duties may also be part of the duties of Dr. Patel.

      1.4 Equipment and Material. Employer shall supply to Dr Patel all equipment and materials which Dr. Patel deems to be necessary for performance of his duties hereunder, which are customary in the clinical and administrative practice of psychiatry. All equipment and materials provided Dr. Patel shall belong to Employer.

      1.5   Exclusive   Employment.   Dr.  Patel,  during  the  term  of  this
agreement. will not, without the express prior written consent of Employer (or Pioneer if applicable) accept employment or practice medicine at a health care facility or in a health care setting other than at the offices of Employer or at the Center or at such other locations as may be designated from time to time by Employer.

      1.6 Medical Standards. During the term of this Agreement Dr, Patel shall use his best efforts in the performance of his duties under this Agreement in accordance with the rules and regulations of Employer and of the medical staff of the Center and the applicable standards for the medical profession, and all such service shall be performed in compliance with all federal, state and local laws, ordinances and regulations.

      1.7 Good Standing. Dr. Patel shall at all times during the term of this Agreement:

            a. Be a member in good standing on the medical staff of the Center with appropriate privileges in Psychiatry, or any other hospital designated by Employer;

            b. Be board certified in Psychiatry or be eligible for and actively pursuing such certification; and

            c. Be, and remain, a participating provider in the Medicare and Medicaid programs (Titles XVIII and XIX of the Social Security Act, respectively), and with any managed care program with which Employer and/or the Center is now or hereafter becomes affiliated.

      1.8 Staff Privileges. This Agreement is not and should not be construed as any form of guarantee or assurance that Dr. Patel will receive necessary medical staff membership or privileges at the Center for purposes of discharging his responsibilities hereunder, and the application, appointment, reappointment and granting of such privileges shall be governed solely by the Medical Staff Bylaws of the Center then in effect. Dr. Patel represents and warrants, that he possesses the professional skills and training necessary to perform the services which he is to perform hereunder.

      1.9 Applicable Rules and Regulations. Dr. Patel shall provide services under this Agreement in accordance with all quality standards established, from time to time by the Employer and by the Center for its medical staff and in compliance with all applicable statutes, regulations, rules, and directives of federal, state and other governmental and regulatory bodies having jurisdiction over the Employer and/or Center; the Bylaws, rules and regulations of the Center and its medical staff, applicable standards of the Joint Commission on Accreditation of Healthcare Organizations; the rules, regulations and requirements of third party payors; and current accepted and approved methods and practices applicable to the practice of Psychiatry.

      1.10  Loss of Privileges or Licensure.

            (a) Should Dr. Patel's license to practice medicine in the Commonwealth of Virginia, be suspended, revoked or canceled, then, effective as of the date of the suspension, revocation or cancellation of such license, Employer may terminate this Agreement, effective immediately.

            (b) Should Dr. Patel's medical staff privileges on the medical staff of the Center be restricted or made subject to supervision in accordance with the applicable medical staff bylaws, rules and regulations or comparable rules, regulations, or policies applicable to the practice of physicians, then Dr. Patel may continue to render services hereunder only in accordance with such restriction or supervision as approved by Employer. If Employer determines, in its sole discretion, that imposition of such restriction or supervision of Dr. Patel's privileges unreasonably interferes with the performance of Dr. Patel's duties under this Agreement, Employer may terminate this Agreement, effective immediately.

      1.11 Peer Review. Dr. Patel shall participate in such department meetings, quality management and other peer review activities as required by Employer and/or the Center.

      1.12 Maintenance of Skills. Throughout the term of this agreement, Dr Patel agrees to maintain his professional skills as evidenced by participation in appropriate continuing medical education activities and will maintain good standing in professional associations. Employer shall provide Dr. Patel with an annual amount of Two Thousand ($2,000.00) Dollars per year for the purpose of deferring the cost of continuing medical education, which may only be used for events, seminars, etc. with the prior express approval of Employer. Any expenses in excess of the annual allowance shall be borne by Dr. Patel.

      1.13 Administrative Duties. During the term of this Agreement, Dr. Patel shall perform such duties as may be assigned to Dr. Patel by Employer and/or Pioneer from time to time including, but not limited to, those duties described below. Dr. Patel shall, as part of his duties, provide clinical and administrative services at the Center or at such other locations as may be designated from time to time by Employer. The performance of such duties may require travel and may also require Dr, Patel to be directly involved in the development of marketing and business development strategies in conjunction with certain administrative employees of the Employer and/or Pioneer. Except with regard to duties assigned by Pioneer, Dr. Patel shall perform all such administrative duties under the supervision and direction of the President of Employer. All medical decisions relative to patient care shall be made by Dr. Patel and shall be in accordance with appropriate standards of medical practice. All expenses incurred by Dr. Patel in carrying out the administrative/marketing duties assigned to him during the term of this Agreement shall be paid directly or reimbursed by the Employer or Pioneer as appropriate.

      1.14 Full Time and Best Efforts. During the term of this Agreement Dr. Patel shall be employed full time by Employer and shall use his best efforts in the performance of his duties under this Agreement. Dr. Patel acknowledges that the obligations incumbent upon Dr. Patel under this Agreement shall constitute the primary claim upon his professional time, effort, energy and skill and agrees to undertake no additional professional. obligations without obtaining the prior written consent of the President of Employer.

      1.15 Assignment. Employer shall, in the name of and on behalf of Dr, Patel, bill patients, insurance companies and other third-party payers and collect the professional fees for medical services rendered by Dr. Patel under the terms of this agreement. Dr. Patel hereby appoints Employer for the term of this Agreement to be his true and lawful attorney in-fact, for the following purposes. (i) to bill patients, insurance companies and other third-party payers in Dr. Patel's name and on his behalf; (ii) to collect accounts receivable resulting from such billing in Dr. Patel's name and on his behalf; (iii) to receive on behalf of Dr. Patel payments from insurance companies, prepayments from health care plans, reimbursements from Medicare and Medicaid, and all other third-party payments from insurance companies;
(iv) to take possession of and endorse in the name of Dr. Patel any notes, checks, money orders, insurance payments, and other instruments received in payment of accounts receivable; and (v) to initiate the institution of legal proceedings in the name of Dr. Patel to collect any accounts and monies owed to Dr. Patel, to enforce the rights of Dr. Patel as creditor under any contract or in connection with the rendering of any service, and to contest adjustments and denials by governmental agencies (or their fiscal intermediaries) as third-party payers. All monies shall be accounted for by Employer as being directly attributable to Dr. Patel. Dr. Patel may perform the functions or exercise the rights set forth in this Section only with the consent of Employer. Dr. Patel shall execute a Power of Attorney in form and substance acceptable to the parties hereto in connection with the rights and powers granted to Employer pursuant to Section 2. Dr Patel shall cooperate with and at the request of Employer shall provide reasonable assistance to Employer with the functions set forth herein. In the performance of the services described in this Section 1, Employer shall use commercially reasonable efforts to collect such professional fees and shall comply with all managed care contracts and all applicable laws, rules and regulations.

      1.16 Records and Reports. Dr. Patel shall complete medical records in a timely and legible fashion as required by applicable laws and in keeping with generally accepted standards of record keeping and documentation, and as required by third party payors to permit billing for and collection of revenues for professional services rendered, and shall maintain and furnish Employer with such records, reports and documentation evidencing the performance of Dr. Patel's duties hereunder as may be requested by Employer in accordance with applicable law.

2.    Obligations of Employer.

      2.1 Overall Function. Employer shall provide or arrange for such services and amenities as are necessary or appropriate for the efficient medical practice of Dr. Patel pursuant to this Agreement. Employer shall comply, and shall use its best efforts to cause its employees to comply, with all applicable federal, state and local laws, rules and regulations in its provision or services hereunder.

      2.2   General Administrative Services.

            a. Employer shall provide management and administration of non-physician services relating to the medical practice of Dr. Patel, subject to matters reserved for Dr. Patel. Dr. Patel acknowledges that a purpose of this Agreement is to relieve Dr. Patel to the maximum extent possible of the administrative, accounting, purchasing, non-physician personnel, and other aspects of his practice. Except as may be otherwise agreed to by the parties, Employer agrees that Dr. Patel, and only Dr. Patel, will perform the medical functions of his practice. Employer shall have no authority directly or indirectly, to perform or supervise and shall not perform or supervise any medical function performed by Dr. Patel. Employer may, however, advise Dr. Patel as to the relationship between his performance of medical functions and the overall administrative and business functions of his practice, to the extent permitted by applicable law.

            b. Employer shall supply to Dr. Patel the ordinary, necessary, and appropriate services for the efficient operation of Dr. Patel's practice, including without limitation, necessary clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services, information management, printing, postage and duplication services and medical transcribing services;

            c. Employer shall maintain all files and records relating to the medical practice of Dr Patel, including but not limited to, accounting, billing, collection, and financial records and patient files and medical records. The management of all files and records shall comply with all applicable federal, state and local statutes and regulations, and all patient files and medical records shall be located so that they are readily accessible for patient care, consistent with ordinary records management practices. Dr. Patel shall supervise the preparation of, and direct the contents of, patient medical records, all of which shall remain confidential in accordance with applicable laws and regulations. All original patient records shall be and remain the property of Employer, subject to applicable Virginia law.

            d. Employer shall take such legal and appropriate actions in the name of and on behalf of Dr Patel as are required to collect professional fees and pay in a timely manner all expenses associated with Dr. Patel's medical practice, which are the responsibility of Employer, pursuant to this Agreement, except as otherwise agreed in writing between Employer arid Dr. Patel.

            e. Employer shall distribute to Dr Patel compensation and other amounts due to him pursuant to this Agreement upon such terms and at such times as are provided in Section 3 hereof.

            f. Employer shall not refer a patient for Designated Health Services as defined in 42 U.S.C. 1395 ("Stark") to or provide Designated Health Services to a patient upon a referral from an entity or person with which the physician or an immediate family member has a financial relationship other than as permitted by exceptions set forth in Stark.

      2.3   Facilities.

            a. Premises. Employer shall make available to Dr. Patel within Employer's offices and at the Center, an office in which to practice. Provided. that in the event that Employer's rights to use any such premises shall terminate, Employer shall use its best efforts to provide other suitable premises to be used by Dr. Patel. Employer shall maintain the premises and make all necessary repairs thereto. Dr. Patel shall use and occupy the premises provided to him by Employer or the Center exclusively for the practice of medicine and for providing other related services. It is expressly acknowledged by the parties hereto that the medical practice conducted by Dr. Patel shall be conducted solely by Dr. Patel. Dr. Patel shall be solely and exclusively in control of all aspects of the practice of medicine and the delivery of medical services at the Center. The rendition of all therapy, the prescription of medicine and drugs, and the supervision and preparation of medical reports shall be the sole responsibility of Dr. Patel.

            b. Personal Property. Employer shall provide Dr. Patel with the use of the equipment, furniture, fixtures, furnishing and other personal property acquired by Employer for the use of Dr. Patel pursuant to the terms hereof (the "Personal Property"). Employer shall, at all times, maintain the Personal Property in good condition.

            2.4 Inventory and Supplies. Employer shall order and purchase inventory and supplies, and such other ordinary, necessary or appropriate materials which arc necessary to the practice of Dr. Patel.

            2.5 Advertising and Public Relations. With the consultation and prior consent of Dr. Patel, Employer shall implement (and design where requested) any appropriate local public relations or advertising program on behalf of Dr. Patel, with appropriate emphasis on public awareness of the availability of Dr. Patel's services, as Employer deems appropriate in its sole and absolute discretion. Employer shall also design and implement all national or other non-local public relations or advertising programs on behalf of Dr. Patel, as Employer with Dr. Patel's consultation and consent, deems appropriate. The parties hereto agree that all public relations and advertising programs shall be conducted in compliance with applicable standards of medical ethics, laws, and regulations.

            2.6 Personnel. Employer, as Employer deems appropriate in its sole and absolute discretion, shall provide professional support and administrative, clerical, secretarial, bookkeeping and collection personnel as reasonably necessary for the efficient conduct of Dr. Patel's practice. Such personnel shall be employees of Employer, and Employer shall determine and cause to be paid the salaries and benefits of all such personnel. If Dr. Patel is dissatisfied with the services of any such personnel who provide services primarily for Dr. Patel, Dr. Patel shall consult with the appropriate administrator of Employer, and Employer shall in good faith determine whether the performance of that employee could be brought to acceptable levels through counsel and assistance, or whether such employee should be re-assigned or terminated, Employer shall maintain established working relationships whenever possible and Employer shall make every effort consistent with sound business practices to honor the specific requests of Dr. Patel with regard to the assignment of Employer's employees.

            2.7 Quality Assurance. Employer shall assist Dr. Patel as required in fulfilling his professional obligation to his patients to maintain a high quality of medical and professional services. Employer recognizes and respects the professional capabilities of Dr. Patel and acknowledges that nothing in this Agreement is intended to interfere with the exercise of Dr. Patel's independent professional medical judgment.

      3.    Compensation.

            3.1  Annual Remuneration.

            (a) For services rendered during the term of this Agreement and any renewals thereof, Dr. Patel shall be paid an annual salary which shall be payable in bi-weekly installments during each calendar month, in accord with Employer's standard payroll practice.

                  (1) During the first year that this Agreement is in effect, Dr. Patel shall be paid for services rendered pursuant to this Agreement an annual salary in the amount of Two Hundred Thousand Dollars ($200,000.00).

                  (2) For each subsequent year that this Agreement is in effect and during any renewal thereof, the annual salary paid to Dr. Patel shall be as described in Exhibit 3.1, or any amendment thereto.


      3.2 Services Performed for Pioneer. Any additional professional duties or services performed for or provided by Dr. Patel to Pioneer or any affiliates (other than Employer) that is not directly related to Dr. Patel's responsibilities, during the term of this Agreement, or any renewal thereof shall be valued on a daily basis at Dr. Patel's then current, average daily collections and shall be credited towards the amount of Joint Collections for the year during which such services were performed or provided as if they were fully collected professional fees. It is agreed that for the first year of this Agreement, the value of Dr. Patel's average daily collections is One Thousand ($1,000.00) Dollars. It is further agreed that the value of Dr. Patel's average daily collections for the second year of this Agreement, and forward, will be Dr. Patel's actual average daily collections for the year prior.

      3.3 Bonus Compensation. In addition to the base annual compensation to be paid pursuant to subparagraph 3.1, Dr. Patel shall be entitled to receive reasonable bonus compensation in such amounts as the Board of Directors of Employer may determine from. time to time in its sole discretion.

      3.4 Fringe Benefits. Employer shall provide Dr. Patel with those benefits which are set forth on Schedule 3.4, which is attached hereto and incorporated herein by reference. In addition, Employer shall provide to Dr. Patel professional liability insurance coverage in the amount of at least One Million Dollars ($1,000,000.00) for each occurrence with a per annum aggregate of at least Three Million Dollars ($3,000,000.00). Upon termination of Dr. Patel's employment for any reason, with or without cause, Employer shall obtain and maintain a professional liability insurance policy covering any acts, errors, omissions of Dr. Patel occurring prior to the effective date of termination of Dr. Patel's employment. The policy obtained shall be in the nature of "tail" insurance coverage for both Dr. Patel and Employer, in that it shall cover acts, errors and omissions during the term of the Dr Patel's employment with Employer. The policy shall be obtained from a commercial insurer doing business in the Commonwealth of Virginia reasonably satisfactory to Dr. Patel, and shall contain minimum limits of liability per occurrence and in the aggregate in amounts not less than the limits of liability of the professional liability insurance covering Dr. Patel during the policy period immediately preceding the termination of his employment.

      4.    Term and Termination.

            4.1 Term. This Agreement shall commence on the date set forth hereinabove and shall be and remain in effect for an initial term of five (5) years. Thereafter this Agreement shall automatically renew for successive one
(1) year terms upon the same terms and conditions hereof unless written notice of intent not to renew is given by either party in accordance with
Section 4.2 hereinbelow.

            4.2 Voluntary Termination. Either party may terminate this Agreement by giving at least one hundred twenty (120) days prior written notice to the other party, which notice shall specify the effective date for such termination. In the event Employer shall elect to terminate this Agreement during its term without cause, or Dr. Patel shall elect to terminate this Agreement during its term for cause, then the non-compete provisions of Section 5 shall not apply.

            4.3 Termination for Cause. Either party shall have the right to terminate this Agreement for cause by giving at least thirty (30) days prior written notice to the other party, which notice shall state the cause and specify the effective date of such termination.

            a.    Employer.  For  Employer,   "cause"  shall  include  without
limitation  (I) a  material  breach  by Dr.  Patel  of any of his  obligations
hereunder   or  (ii)  other  good   cause   determined   after  a  good  faith
investigation relating solely to patient care or Dr. Patel's ability to render services, the existence of which shall be a matter for the final judgment of Employer in conjunction with the President of Pioneer.

            b. Dr. Patel. For Dr Patel "cause" shall include without limitation a material breach by Employer of any of its obligations hereunder or a material breach by Pioneer of any of its obligations under that certain Stock Exchange Agreement by and between Dr Patel and Pioneer dated January 1, 1997.

            4.4 Immediate Termination by Employer. Employer may terminate this Agreement for cause, such termination to be effective immediately upon provision of notice thereof to Dr. Patel, if Dr. Patel's license to practice medicine in the Commonwealth of Virginia is revoked, suspended, terminated or restricted, or if Dr. Patel's credentials at Mt. Regis Center are revoked, suspended, terminated or restricted.

      5. Non-Compete. During the term of this Agreement and for a period of three (3) years after the termination of this Agreement by Employer for cause or by Dr. Patel without cause, Dr. Patel shall not, for himself or as a representative, agent, partner, stockholder, independent contractor, joint venturer or otherwise:

            a. engage, directly or indirectly, in the same or similar business as Employer or any of its affiliated companies, which relates to providing professional medical services through employees who are duly licensed to practice medicine in the Commonwealth of Virginia within a twenty-five (25) mile radius of the offices of Employer or the Center, or any other facility acquired or started by Employer or an affiliate, during the term of this Agreement or any renewals thereof;

            b. solicit, directly or indirectly, any patients receiving treatment from employees of Employer during the term of this Agreement who are considered to be active patients of Employer at the time, for services similar to or of the same nature as those provided by Employer, or any facility acquired or started by Employer, or an affiliate, during the term of this Agreement;

            c. solicit or induce any employee of Employer, Center or affiliate to terminate his or her position with the Employer, Center or affiliate; or

            d. request, counsel or otherwise advise any patient of Employer and/or the Center to curtail, cancel or withdraw from treatment with the Employer and/or the Center, or any facility acquired or started by Employer, or an affiliate, other than as may be required for the best medical interests of the patient, as determined in the independent, professional judgment of Dr. Patel in rendering appropriate care and treatment to the patient.

      For purposes of this Agreement, "patients: shall be defined as individuals for whom Employer and/or the Center, or any facility acquired or started by Employer, or an affiliate, presently existing or which may exist upon the termination of this Agreement provided professional services in the ordinary course of its business. In addition, the term "affiliate" shall be defined as any entity possessing or controlling interest in Employer, any entity owned by Employer or any other entities in which Employer's parent corporation may have a controlling interest

      6. Notices. Any notice permitted or required to be given hereunder shall be deemed properly given when sent by registered or certified mail, postage pre-paid, return receipt requested, as follows:
      If to Employer, to:                 Bruce Shear
                                    President
                                    PHC, Inc.
                                    200 Lake Street
                                    Peabody, MA 01960

      With a copy to:                     Philip Cwagenberg, Esq.
                                    Ishbia & Gagleard, P.C.
                                    251 Merrill, Second Floor
                                    Birmingham, Mi 48009


      If to Dr. Patel:                    Dr. M. Patel

                                    Roanoke, Virginia

      With a copy to:                     W. William Gust, Esq.
                                    Gentry Locke Rakes & Moore
                                    10 Franklin Road, SE, Suite 800
                                    P.O. Box 40013
                                    Roanoke, VA 24038-0013

or such other person or address as either party may designate by notice duly given.

      7. Compliance with Applicable Law. It is the parties intention to comply in all respects with provisions of applicable laws, rules and regulations governing the health services industry. Accordingly, Dr, Patel agrees that he shall not, and he shall not permit physician employees supervised by him to refer patients of Dr. Patel to Employer for the furnishing of Designated Health Services except as may be permitted by applicable exemptions or safe harbors or as otherwise permitted under Stark, In such cases of prohibited referrals, Dr. Patel and Employer shall cooperate to cause any prescription for a Designated Health Service to bear a legend stating such prescription shall not be filled by Employer and Dr. Patel shall, and shall cause any physician employees to, instruct the patient not to have such prescription filled by Employer or any wholly owned subsidiary of Employer. Employer shall not fill any prescription bearing such restrictive legend placed by Dr. Patel and shall use its best efforts not to furnish any Designated Health Services to patients of Dr. Patel or any physician employee, except as permitted by applicable exemptions or safe harbors or as otherwise permitted under Stark.

      8.    Indemnification.

            a. Employer shall indemnify and hold harmless Dr. Patel to the maximum extent permitted by Virginia law during and after termination of his employment hereunder against all judgments, settlement payments, costs, and expenses (including reasonable attorney's fees) and other reasonable expenses incurred by Dr, Patel in connection with the defense of any action, suit or proceeding arising from events during or subsequent to the term of Dr.
Patel's employment to which he has been made a party because of the performance of his duties under this Agreement.

            b. Dr. Patel shall indemnify and hold harmless Employer to the maximum extent permitted by Virginia law during and after termination of his employment hereunder against all judgments, settlement payments, costs and expenses (including reasonable attorney fees) and other reasonable expenses incurred by Employer in connection with the defense of any action, suit or proceeding arising from events prior to the term of Dr. Patel's employment to which Employer has been made a party because of the performance of Employer's duties under this Agreement, or because of Employer's relationship with, or status with, Dr. Patel. The foregoing notwithstanding, nothing contained in this Subsection b shall impair Dr. Patel's rights to indemnification under any collateral or pre-existing agreement with Pioneer or any of its affiliates, other than Employer, for services rendered on behalf of such entity or entities.

      9.    Assignment.   Assignment   by  either   party  of  any  rights  or
obligations under this Agreement is expressly prohibited without the prior written consent of the party whose rights and obligations are to be assigned.

      10. Severability. Should any provision of this Agreement or application thereof be held invalid or unenforceable, the remainder of this Agreement shall not be affected and shall continue to be valid and enforceable to the fullest extent permitted by law unless to do so would defeat the purpose of this Agreement.

      12. Waiver. The failure by a party at any time to require performance of any provision of this Agreement shall not constitute a waiver of such provision and shall not affect the right of such party to require performance at a later time.

      13. Confidentiality. It is the intention of Employer and Dr. Patel that the confidential information of Employer, as hereinafter defined, shall remain the sole and exclusive property of Employer. Dr. Patel agrees that during the term of this Agreement and upon the termination of this Agreement for any reason, he shall keep in strict confidence all such confidential information. Dr Patel agrees that he shall not, directly or indirectly, use, publish, communicate, divulge or disclose to any person or business entity any confidential information or assist any third parties in doing so, without the prior written consent of Employer.

      For purposes of this Agreement, "confidential information" shall be defined as the Employer's proprietary information or information which, from the circumstances, in good faith and conscience, should be treated as confidential, which includes, but is not limited to, information regarding Employer's trade secrets, prices, costs, charges, patient lists, or other information regarding the Employer's business affairs which Dr. Patel may acquire in connection with, incident to, or as a result of the performance of his duties under this Agreement.

      Confidential   information  shall  not  include  information  which  (I)
becomes generally available to the public other than as a result of disclosure by Dr. Patel (ii) was legally available to Dr. Patel on a non-confidential basis prior to its disclosure by Employer; or (iii) becomes legally available to Dr. Patel on a non-confidential basis from a source other than Employer, provided that such source is not bound by a confidentiality or similar agreement.

      In the event that Dr. Patel shall become legally compelled to disclose all or part of the confidential information, Dr Patel agrees to promptly notify Employer, in writing, of such situation so that Employer may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement. In such instance, Dr. Patel agrees that he shall only reveal that portion of the confidential information which he is legally required to reveal and obtain reasonable assurance that the confidential information will be treated by the recipient thereof as confidential.
      Dr. Patel agrees, upon demand by Employer, to promptly return all confidential information which has been furnished to him and all copies thereof. Dr. Patel further agrees that he shall, upon request from Employer, destroy all material, notes and other work product related in any way to the confidential information.

      14.   Amendment.   This   Agreement,   along  with  the  Stock  Exchange
Agreement of January 1, 1997, represent the entire agreement and understanding between the parties with respect to the subject matter hereof and may not be amended except by the written agreement of the parties.

      15. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

      16. Counterparts. This Agreement may be executed it, two or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument

      17. Attorney's Fees and Costs. In connection with any litigation with respect to this Agreement, the prevailing party, to the greatest quantifiable extent, shall be entitled to recover its expenses, including reasonable attorneys' fees and costs, in connection with such litigation, including appellate proceedings and post-judgment proceedings.

      18. Post-Employment Responsibilities. Upon Dr. Patel's termination of employment with Employer, and notwithstanding anything contained in this Agreement to the contrary, the parties agree as follows relative to the post-employment responsibilities of the parties.

            a. Upon termination of this Agreement for any reason, Dr. Patel shall promptly surrender to Employer all assets, belonging to Employer, together with all goods, monies, receipts, keys, documents, credit cards and other written documents owned by or pertaining to Employer, presently existing or which may exist upon the termination of this Agreement.

            b. Dr. Patel shall be entitled to remove all of his personal belongings, effects and property which may be located at the offices of Employer or at the Center or which are in the possession of Employer and/or the Center, presently existing or which may exist upon the termination of this Agreement.

            IN WITNESS WHEREOF, the parties hereunto set their hands to this Agreement as of the day and year first written above.


                                    PSYCHIATRIC & COUNSELING
                                    ASSOCIATES OF ROANOKE, INC


                                    By:_____________________________
                                    Title:____________________________



                                    ________________________________
                                    HIMANSHU PATEL, M.D.

F:\DATA\PIONEER\PATEL\EMPLOYME\HPATEL6.AGT

 Exhibit 3.1

                               Salary Increases

      The parties hereto acknowledge and agree that annual salary increases are a function to several factors, including but not limited to, (1) the joint collected revenues from the clinical practices of Dr. M. Patel and Dr.
H. Patel; (2) the Joint Costs and Expenses associated with supporting those practices as determined by generally accepted accounting principles; and,
(3) agreed to minimum requirements. There are no annual salary increases if the joint collected revenues of Dr. M. Patel and Dr. H. Patel do not exceed, jointly, Five Hundred Thousand ($500,000.00) Dollars for the immediate past contract year.

      If the joint collections do exceed $500,000.00 then the annual salary increase is determined as:
   Joint Annual Increase = (Joint Collections) - (Joint Costs and Expenses)
                                      2

      By way of example, assume that Joint Collections during year 1 were $575,000.00. Further, assume that Joint Practice Costs and Expenses were $480,000.00. Then the year two combined salary increase would be:

                    $47,500 = ($575,000.00 - $480,000.00)
                                      2

      Dr. M. Patel and Dr. H. Patel would share, equally, in a $47,500.00 joint salary increase. Payment per physician would be, as follows: 50% of the joint increase in cash, in equal installments as per Employer's standard payroll policy and 50% in PHC, Inc. Common stock. In year 2 Dr. M. Patel and Dr. H. Patel would, under this example, each have an annual salary of $223,750.00.

      It is further acknowledged and agreed by the parties that for any and all amounts earned by Dr. Patel, payable in the form of Class A Common Stock of PHC, Inc., payment of those shares will be as follows:

      (a) Unrestricted Common Stock: Payment to Dr. Patel may be made in the form of unrestricted shares of Class A Common Stock of PHC, Inc., in the amounts earned per Paragraph 3.1 of this Agreement, at the time that the payment is earned.

      (b) Restricted Common Stock and Cash: If Employer, or its parent or affiliate, is unable to issue unrestricted PHC, Inc., Class A Common Stock, because none is immediately available for transfer to Dr. Patel for payment of the amounts earned under Paragraph 3.1 of this Agreement, and PHC, Inc., will not be registering any additional shares of its Class A Common Stock prior to the time that Dr. Patel is required by law to make any income tax payment for the amounts earned under Paragraph 3.1 of this Agreement, then Employer will make payment to Dr. Patel by paying to the Dr. Patel:

            (1)    Fifty (50%)  percent of the amount  earned under  Paragraph
3.1 of this Agreement, in restricted Class A Common Stock of PHC, Inc., and,

            (2) The fair market value, as determined by the closing bid price on the day that the amounts are earned under Paragraph 3.1 of this Agreement, of fifty (50%) percent of the number of shares Dr. Patel earned under Paragraph 3.1 of this Agreement.

                                   Exhibit 3.4

                                Fringe Benefits

      1. Health Insurance. Fully paid major medical health insurance coverage for physician and immediate family members.

      2.    Dental Insurance.

      3. Life Insurance. Employer sponsored policy equal to one times salary, up to $50,000.00.

      4.    Vacation.

            (a) Employee is provided with four (4) weeks and five (5) weeks paid vacation time in alternating years.

            (b) In addition to the vacation described above, Employee is granted one (1) week annually for continuing medical education purposes per Paragraph 1.12 of the Agreement.

      Prior to scheduling any vacation time or CME time, Employee must seek and obtain the advanced consent and approval of Employer as to the times and date scheduled and as to clinical and administrative coverage for Employee during his absence. Employer will not unreasonably withhold its consent and approval. This advance approval is in addition to any advance approval necessary for CME, as per Paragraph 1.12 of the Agreement.

      5.    401K.  Non contributory plan administered by HRC-ARMCO.

      6. Additional benefits. Direct deposit, section 125 cafeteria plan, tuition assistance, employee assistance program, and employee stock purchase plan.

      7.    Automobile   Allowance.   Monthly  payments  of  $250.00  cash  to
reimburse for use of personal automobile.

Exhibit 10.108

                                PLAN OF MERGER
      THIS PLAN OF MERGER made and entered into as of this ____ day of January, 1997, by and between PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts Corporation (hereinafter referred to as "Surviving Corporation") and PSYCHIATRIC & COUNSELING ASSOCIATES OF ROANOKE, INC., a Virginia Corporation (hereinafter referred to as "Psychiatric Associates").

                             W I T N E S S E T H:

      THAT WHEREAS, the Boards of Directors of Psychiatric Associates and Surviving Corporation have resolved that Psychiatric Associates be merged under and pursuant to the laws of the Commonwealth of Massachusetts and the Commonwealth of Virginia, into a single corporation existing under the laws of the Commonwealth of Massachusetts, to-wit: Surviving Corporation shall be the surviving corporation with the transaction qualifying as a reorganization pursuant to the provisions of Section 368(a)(1)(A) of the Internal Revenue Code of 1986;

      WHEREAS, the authorized capital stock of Psychiatric Associates consists of Five Thousand (5,000) shares of common stock with no par value per share (hereinafter referred to "Psychiatric Associates Common Stock"), of
which One Hundred (100) shares are issued and outstanding;  WHEREAS,       the
authorized capital stock of Surviving Corporation consists of Two Hundred Thousand (200,000) shares of common stock with a par value of one cent ($.01) per share (hereinafter referred to as "Surviving Corporation Common Stock"),
_____________ (   ) shares of which are issued and outstanding; and

      WHEREAS, the respective Boards of Directors of Psychiatric Associates and Surviving Corporation have approved the merger upon the terms and conditions hereinafter set forth and have approved this Plan of Merger.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements, provisions and covenants contained herein, the parties hereto hereby agree in accordance with the provisions of the Annotated Laws of Massachusetts and the Virginia Stock Corporation Act that Psychiatric Associates shall be, at the effective date (as hereinafter defined) merged (hereinafter referred to as the "Merger") into a single corporation existing under the laws of the Commonwealth of Massachusetts to-wit, which shall be the Surviving Corporation, and the parties hereto adopt and agree to the following agreements, terms and conditions relating to the Merger and the method of carrying the same into effect.

      1.   Stockholders' Meetings; Filings; Effects of Merger.

      1.1. Psychiatric Associates Stockholders' Meeting. Psychiatric Associates shall call a meeting of its stockholders to be held in accordance with the general corporation laws of the Commonwealth of Virginia at the earliest permissible date, upon due notice thereof to its stockholders to consider and vote upon, among other matters, adoption of this Plan of Merger.

      1.2. Surviving Corporation Stockholders' Meeting. Surviving Corporation shall call a meeting of its stockholders to be held in accordance with the general corporation laws of the Commonwealth of Massachusetts at the earliest permissible date, upon due notice thereof to its stockholders to consider and vote upon, among other matters, adoption of this Plan of Merger.

      1.3. Filing of Articles of Merger; Effective Date. To the extent (a) this Plan of Merger is adopted by the stockholders of Psychiatric Associates in accordance with the Virginia Stock Corporations Act, (b) this Plan of Merger is adopted by the stockholders of Surviving Corporation in accordance with the corporate laws of the Commonwealth of Massachusetts, and (c) this Plan of Merger is not thereafter, and has not theretofore been, terminated or abandoned as permitted by the provisions hereof, then Articles of Merger shall be filed and recorded with the Secretary of State of Massachusetts and Virginia State Corporation Commission in accordance with the laws of Massachusetts and Virginia. Such filing shall be made on approximately the same date. The Merger shall become effective on the day of such filing with the Secretary of State of Massachusetts, which date and time are hereinafter referred to as the "Effective Date".

      1.4. Effects of Merger. On the Effective Date, the separate existence of Psychiatric Associates shall cease, and Psychiatric Associates shall be merged into Surviving Corporation which, as the surviving corporation, shall possess all the rights, privileges, powers and franchises, of a public as well as of a private nature, and shall be subject to all of the restrictions, disabilities, and duties of Psychiatric Associates; and all and singular the rights, privileges, powers and franchises of Psychiatric Associates, and all property, real, personal, and mixed, and all debts due to Psychiatric Associates on whatever account, as well for stock subscriptions and all other things and action or belonging to Psychiatric Associates, shall be vested in the Surviving Corporation, and all property, rights, privileges, powers, and franchises, and all and every other interest shall be thereafter as effectually the property of the Surviving Corporation as they were of Psychiatric Associates, and the title to any real estate vested by deed or otherwise, under the laws of the Commonwealth of Virginia, or any other jurisdiction, in Psychiatric Associates, shall not revert or be in any way impaired, but all rights of creditors and all liens upon any property of Psychiatric Associates shall be preserved unimpaired, and all debts, liabilities, and duties of Psychiatric Associates shall thenceforth attach to the Surviving Corporation and may be enforced against it to the same extent as if said debts, liabilities, and duties had been incurred or contracted by it. At any time, or from time to time, after the Effective Date, the last acting officers of Psychiatric Associates or the corresponding officers of the Surviving Corporation, may, in the name of Psychiatric Associates execute and deliver all such proper deeds, assignments and other instruments and take or cause to be taken all such further or other action as the Surviving Corporation they deem necessary or desirable in order to vest, perfect, or confirm in the Surviving Corporation title to and possession of all Psychiatric Associates's property, rights, privileges, powers, franchises, immunities, and interests and otherwise to carry out the purposes of this Plan of Merger.

      2.    Name     of     Surviving     Corporation;     Articles     of
Incorporation/By-Laws.

      2.1.  Name  of  Surviving   Corporation.   The  name  of  the  Surviving
Corporation shall, after the Effective Date, be Pioneer Counseling of Virginia, Inc.

      2.2. Articles of Incorporation. The Articles of Incorporation of Surviving Corporation as in effect on the date hereof shall from and after the Effective Date be, and continue to be, the Articles of Incorporation of the Surviving Corporation until changed or amended as provided by law except with respect to the amendment of the Articles of Incorporation necessary to make the change set forth in Paragraph 2.1. hereinabove.

      2.3. By-Laws. The By-Laws of Surviving Corporation as in effect immediately before the Effective Date, shall be from and after the Effective Date, and continue to be, the By-Laws of the Surviving Corporation until amended as provided therein except with respect to any amendment necessary to reflect the change set forth in Paragraph 2.1 hereinabove.

      3. Status and Conversion of Securities. The manner and basis of converting the shares of the capital stock of Psychiatric Associates and the nature and amount of securities of Surviving Corporation which the holders of shares of Psychiatric Associates Common Stock are to receive in exchange for such shares are as follows:

      3.1.  Psychiatric  Associates  Common Stock.  Each share of  Psychiatric
Associates Common Stock which shall be issued and outstanding immediately before the Effective Date shall, by virtue of the Merger and without any action on the part of the holder thereof, be cancelled in the event that each shareholder's ownership interest in Surviving Corporation is identical to that shareholder's ownership interest in Psychiatric Associates and, if not, each share of Psychiatric Associates Common Stock shall be converted at the Effective Date into one fully paid share of Surviving Corporation Common Stock, and outstanding certificates representing shares of Psychiatric Associates Common Stock shall thereafter represent shares of Surviving Corporation Common Stock. Such certificates may, but need not be, exchanged by the holders thereof after the Merger becomes effective, for new certificates for the appropriate number of shares bearing the name of the Surviving Corporation.

      3.2. Surviving Corporation Common Stock. All issued and outstanding shares of Surviving Corporation Common Stock shall, by virtue of the Merger and at the Effective Date, continue to remain outstanding and in full force and effect.

      4. Further Assurance of Title. If at any time the Surviving Corporation shall consider or be advised that any acknowledgments or assurances in law or other similar actions are necessary or desirable in order to acknowledge or confirm in and to Surviving Corporation and any right, title, or interest that Psychiatric Associates held immediately prior to the Effective Date, Psychiatric Associates and its proper officers and directors shall and will execute and deliver all such acknowledgments and assurances in law and do all things necessary or proper to acknowledge or confirm such right, title, or interest that Surviving Corporation may acquire by virtue of the Merger as shall be necessary to carry out the purposes of this Plan of Merger, and Surviving Corporation and the proper officers and directors thereof are fully authorized to take any all such action in the name of Psychiatric Associates or otherwise.

      5. Capital Accounting Entries. The Merger contemplated hereby shall be treated as a pooling of interests and as of the Effective Date entries shall be made upon the books of Surviving Corporation in accordance with the following:

            (a) The assets and liabilities of Psychiatric Associates shall be reported at the amounts at which they are carried on the books of Psychiatric Associates immediately prior to the Effective Date.

            (b) There shall be credited to Capital Account the aggregate amount of a par value per share of all of the common stock of Surviving Corporation resulting from the conversion of the outstanding common shares of Psychiatric Associates.

            (c) There shall be credited to Capital  Surplus  Account an amount
equal  to  that  carried  on  the  Capital   Surplus  Account  of  Psychiatric
Associates immediately prior to the Effective Date.

            (d) There shall be credited to Earned Surplus Account an amount equal to that carried on the Earned Surplus Account of Psychiatric Associates immediately prior to the Effective Date.

      6. Directors. The names and addresses of the first directors of Surviving Corporation following the Effective Date, who shall be four (4) in number and who shall hold office from the Effective Date until the annual meeting of the shareholders of Surviving Corporation and until their successors shall be elected and shall qualify, are as follows:

      Name                            Address

Donald E. Robar                     48 Burpee Hill
                                    New London, NH  03257

Gerald M. Perlow, MD                40 Atlantic Road
                                    Swampscott, MA  01907

Howard W. Phillips                  435 L'Ambiance #K706
                                    Longboat Key, FL  34228

Bruce A. Shear                      14 Ida Road
                                    Marblehead, MA  01945

      7. Officers. The names and offices of the first officers of Surviving Corporation following the Effective Date, who shall be three (3) in number and who shall hold office from the Effective Date until their successors shall be appointed and shall qualify or until they shall resign or be removed from office, are as follows:

       Name             Office

Bruce A. Shear                President

Donald E. Robar               Treasurer

Gerald M. Perlow, MD          Clerk


      8. Termination/Modification. This Plan of Merger may be terminated and the proposed Merger abandoned at any time before the Effective Date of the Merger, and whether before or after approval of this Plan of Merger by the shareholders of either Psychiatric Associates or Surviving Corporation, if the Board of Directors of Psychiatric Associates or of the Surviving Corporation duly adopt a resolution abandoning this Plan of Merger.

      9. Duplicate Copies. For the convenience of the parties hereto and to facilitate the filing of this Plan of Merger, any number of counterparts hereof may be executed; and each such counterpart shall be deemed to be an original instrument.

      IN WITNESS WHEREOF, each of the corporate parties hereto, pursuant to authority duly granted by Board of Directors, has caused this Plan of Merger to be executed all on the date and year first above written.


                              PIONEER COUNSELING OF VIRGINIA, INC.



                              By:_______________________________
                              Bruce A. Shear
                              Its:     President
ATTEST:

________________________________
Corporate Clerk

(SEAL)

                              PSYCHIATRIC & COUNSELING PSYCHIATRIC
                              ASSOCIATES OF ROANOKE, INC.


                              By:_______________________________
                              Mukesh Patel
                             Its:     President
ATTEST:


__________________________________
Corporate Secretary

(SEAL)

Exhibit 10.109

                                 PLAN OF MERGER
      THIS PLAN OF MERGER made and entered into as of this ____ day of January, 1997, by and between PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts Corporation (hereinafter referred to as "Surviving Corporation") and PSYCHIATRIC & COUNSELING ASSOCIATES OF ROANOKE, INC., a Virginia Corporation (hereinafter referred to as "Psychiatric Associates").

                             W I T N E S S E T H:

      THAT WHEREAS, the Boards of Directors of Psychiatric Associates and Surviving Corporation have resolved that Psychiatric Associates be merged under and pursuant to the laws of the Commonwealth of Massachusetts and the Commonwealth of Virginia, into a single corporation existing under the laws of the Commonwealth of Massachusetts, to-wit: Surviving Corporation shall be the surviving corporation with the transaction qualifying as a reorganization pursuant to the provisions of Section 368(a)(1)(A) of the Internal Revenue Code of 1986;

      WHEREAS, the authorized capital stock of Psychiatric Associates consists of Five Thousand (5,000) shares of common stock with no par value per share (hereinafter referred to "Psychiatric Associates Common Stock"), of
which One Hundred (100) shares are issued and outstanding;  WHEREAS,       the
authorized capital stock of Surviving Corporation consists of Two Hundred Thousand (200,000) shares of common stock with a par value of one cent ($.01) per share (hereinafter referred to as "Surviving Corporation Common Stock"),
_____________ (   ) shares of which are issued and outstanding; and

      WHEREAS, the respective Boards of Directors of Psychiatric Associates and Surviving Corporation have approved the merger upon the terms and conditions hereinafter set forth and have approved this Plan of Merger.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements, provisions and covenants contained herein, the parties hereto hereby agree in accordance with the provisions of the Annotated Laws of Massachusetts and the Virginia Stock Corporation Act that Psychiatric Associates shall be, at the effective date (as hereinafter defined) merged (hereinafter referred to as the "Merger") into a single corporation existing under the laws of the Commonwealth of Massachusetts to-wit, which shall be the Surviving Corporation, and the parties hereto adopt and agree to the following agreements, terms and conditions relating to the Merger and the method of carrying the same into effect.

      1.   Stockholders' Meetings; Filings; Effects of Merger.

      1.1. Psychiatric Associates Stockholders' Meeting. Psychiatric Associates shall call a meeting of its stockholders to be held in accordance with the general corporation laws of the Commonwealth of Virginia at the earliest permissible date, upon due notice thereof to its stockholders to consider and vote upon, among other matters, adoption of this Plan of Merger.

      1.2. Surviving Corporation Stockholders' Meeting. Surviving Corporation shall call a meeting of its stockholders to be held in accordance with the general corporation laws of the Commonwealth of Massachusetts at the earliest permissible date, upon due notice thereof to its stockholders to consider and vote upon, among other matters, adoption of this Plan of Merger.

      1.3. Filing of Articles of Merger; Effective Date. To the extent (a) this Plan of Merger is adopted by the stockholders of Psychiatric Associates in accordance with the Virginia Stock Corporations Act, (b) this Plan of Merger is adopted by the stockholders of Surviving Corporation in accordance with the corporate laws of the Commonwealth of Massachusetts, and (c) this Plan of Merger is not thereafter, and has not theretofore been, terminated or abandoned as permitted by the provisions hereof, then Articles of Merger shall be filed and recorded with the Secretary of State of Massachusetts and Virginia State Corporation Commission in accordance with the laws of Massachusetts and Virginia. Such filing shall be made on approximately the same date. The Merger shall become effective on the day of such filing with the Secretary of State of Massachusetts, which date and time are hereinafter referred to as the "Effective Date".

      1.4. Effects of Merger. On the Effective Date, the separate existence of Psychiatric Associates shall cease, and Psychiatric Associates shall be merged into Surviving Corporation which, as the surviving corporation, shall possess all the rights, privileges, powers and franchises, of a public as well as of a private nature, and shall be subject to all of the restrictions, disabilities, and duties of Psychiatric Associates; and all and singular the rights, privileges, powers and franchises of Psychiatric Associates, and all property, real, personal, and mixed, and all debts due to Psychiatric Associates on whatever account, as well for stock subscriptions and all other things and action or belonging to Psychiatric Associates, shall be vested in the Surviving Corporation, and all property, rights, privileges, powers, and franchises, and all and every other interest shall be thereafter as effectually the property of the Surviving Corporation as they were of Psychiatric Associates, and the title to any real estate vested by deed or otherwise, under the laws of the Commonwealth of Virginia, or any other jurisdiction, in Psychiatric Associates, shall not revert or be in any way impaired, but all rights of creditors and all liens upon any property of Psychiatric Associates shall be preserved unimpaired, and all debts, liabilities, and duties of Psychiatric Associates shall thenceforth attach to the Surviving Corporation and may be enforced against it to the same extent as if said debts, liabilities, and duties had been incurred or contracted by it. At any time, or from time to time, after the Effective Date, the last acting officers of Psychiatric Associates or the corresponding officers of the Surviving Corporation, may, in the name of Psychiatric Associates execute and deliver all such proper deeds, assignments and other instruments and take or cause to be taken all such further or other action as the Surviving Corporation they deem necessary or desirable in order to vest, perfect, or confirm in the Surviving Corporation title to and possession of all Psychiatric Associates's property, rights, privileges, powers, franchises, immunities, and interests and otherwise to carry out the purposes of this Plan of Merger.

      2.    Name     of     Surviving     Corporation;     Articles     of
Incorporation/By-Laws.

      2.1.  Name  of  Surviving   Corporation.   The  name  of  the  Surviving
Corporation shall, after the Effective Date, be Pioneer Counseling of Virginia, Inc.

      2.2. Articles of Incorporation. The Articles of Incorporation of Surviving Corporation as in effect on the date hereof shall from and after the Effective Date be, and continue to be, the Articles of Incorporation of the Surviving Corporation until changed or amended as provided by law except with respect to the amendment of the Articles of Incorporation necessary to make the change set forth in Paragraph 2.1. hereinabove.

      2.3. By-Laws. The By-Laws of Surviving Corporation as in effect immediately before the Effective Date, shall be from and after the Effective Date, and continue to be, the By-Laws of the Surviving Corporation until amended as provided therein except with respect to any amendment necessary to reflect the change set forth in Paragraph 2.1 hereinabove.

      3. Status and Conversion of Securities. The manner and basis of converting the shares of the capital stock of Psychiatric Associates and the nature and amount of securities of Surviving Corporation which the holders of shares of Psychiatric Associates Common Stock are to receive in exchange for such shares are as follows:

      3.1.  Psychiatric  Associates  Common Stock.  Each share of  Psychiatric
Associates Common Stock which shall be issued and outstanding immediately before the Effective Date shall, by virtue of the Merger and without any action on the part of the holder thereof, be cancelled in the event that each shareholder's ownership interest in Surviving Corporation is identical to that shareholder's ownership interest in Psychiatric Associates and, if not, each share of Psychiatric Associates Common Stock shall be converted at the Effective Date into one fully paid share of Surviving Corporation Common Stock, and outstanding certificates representing shares of Psychiatric Associates Common Stock shall thereafter represent shares of Surviving Corporation Common Stock. Such certificates may, but need not be, exchanged by the holders thereof after the Merger becomes effective, for new certificates for the appropriate number of shares bearing the name of the Surviving Corporation.

      3.2. Surviving Corporation Common Stock. All issued and outstanding shares of Surviving Corporation Common Stock shall, by virtue of the Merger and at the Effective Date, continue to remain outstanding and in full force and effect.

      4. Further Assurance of Title. If at any time the Surviving Corporation shall consider or be advised that any acknowledgments or assurances in law or other similar actions are necessary or desirable in order to acknowledge or confirm in and to Surviving Corporation and any right, title, or interest that Psychiatric Associates held immediately prior to the Effective Date, Psychiatric Associates and its proper officers and directors shall and will execute and deliver all such acknowledgments and assurances in law and do all things necessary or proper to acknowledge or confirm such right, title, or interest that Surviving Corporation may acquire by virtue of the Merger as shall be necessary to carry out the purposes of this Plan of Merger, and Surviving Corporation and the proper officers and directors thereof are fully authorized to take any all such action in the name of Psychiatric Associates or otherwise.

      5. Capital Accounting Entries. The Merger contemplated hereby shall be treated as a pooling of interests and as of the Effective Date entries shall be made upon the books of Surviving Corporation in accordance with the following:

            (a) The assets and liabilities of Psychiatric Associates shall be reported at the amounts at which they are carried on the books of Psychiatric Associates immediately prior to the Effective Date.

            (b) There shall be credited to Capital Account the aggregate amount of a par value per share of all of the common stock of Surviving Corporation resulting from the conversion of the outstanding common shares of Psychiatric Associates.

            (c) There shall be credited to Capital  Surplus  Account an amount
equal  to  that  carried  on  the  Capital   Surplus  Account  of  Psychiatric
Associates immediately prior to the Effective Date.

            (d) There shall be credited to Earned Surplus Account an amount equal to that carried on the Earned Surplus Account of Psychiatric Associates immediately prior to the Effective Date.

      6. Directors. The names and addresses of the first directors of Surviving Corporation following the Effective Date, who shall be four (4) in number and who shall hold office from the Effective Date until the annual meeting of the shareholders of Surviving Corporation and until their successors shall be elected and shall qualify, are as follows:

      Name                         Address

Donald E. Robar                    48 Burpee Hill
                                   New London, NH  03257

Gerald M. Perlow, MD               40 Atlantic Road
                                   Swampscott, MA  01907

Howard W. Phillips                 435 L'Ambiance #K706
                                   Longboat Key, FL  34228

Bruce A. Shear                     14 Ida Road
                                   Marblehead, MA  01945

      7. Officers. The names and offices of the first officers of Surviving Corporation following the Effective Date, who shall be three (3) in number and who shall hold office from the Effective Date until their successors shall be appointed and shall qualify or until they shall resign or be removed from office, are as follows:

       Name                   Office

Bruce A. Shear                President

Donald E. Robar               Treasurer

Gerald M. Perlow, MD          Clerk


      8. Termination/Modification. This Plan of Merger may be terminated and the proposed Merger abandoned at any time before the Effective Date of the Merger, and whether before or after approval of this Plan of Merger by the shareholders of either Psychiatric Associates or Surviving Corporation, if the Board of Directors of Psychiatric Associates or of the Surviving Corporation duly adopt a resolution abandoning this Plan of Merger.

      9. Duplicate Copies. For the convenience of the parties hereto and to facilitate the filing of this Plan of Merger, any number of counterparts hereof may be executed; and each such counterpart shall be deemed to be an original instrument.

      IN WITNESS WHEREOF, each of the corporate parties hereto, pursuant to authority duly granted by Board of Directors, has caused this Plan of Merger to be executed all on the date and year first above written.


                              PIONEER COUNSELING OF VIRGINIA, INC.



                              By:_______________________________
                              Bruce A. Shear
                              Its:     President
ATTEST:

________________________________
Corporate Clerk

(SEAL)

                              PSYCHIATRIC & COUNSELING PSYCHIATRIC
                              ASSOCIATES OF ROANOKE, INC.


                              By:_______________________________
                               Mukesh Patel
                               Its:     President
ATTEST:


__________________________________
Corporate Secretary

(SEAL)

Exhibit 10.110


                                $1,500,000.00







                         LOAN AND SECURITY AGREEMENT
                                by and between
                            PHC OF MICHIGAN, INC.
                               (the "Borrower")
                                     and

                              HCFP FUNDING, INC.
                                (the "Lender")






                               February _, 1997

                         LOAN AND SECURITY AGREEMENT


      THIS LOAN AND SECURITY AGREEMENT (the "Agreement") is made as of this day of February, 1997, by and between PHC OF MICHIGAN, INC., a Massachusetts corporation (the "Borrower") and HCFP FUNDING, INC., a Delaware corporation ("Lender").

                                   Recitals

     A. Borrower desires to establish certain financing arrangements with and borrow funds from Lender, and Lender is willing to establish such arrangements for and make loans and extensions of credit to Borrower, on the terms and conditions set forth below.

     B. The parties desire to define the terms and conditions of their relationship and to reduce their agreements to writing.

     NOW, THEREFORE, in consideration of the promises and covenants contained in this Agreement, and for other consideration, the receipt and sufficiency of which are acknowledged, the parties agree as follows:

                                  ARTICLE I
                                 DEFINITIONS
     As used in this Agreement, the following terms shall have the following meanings:
      Section 1.1. Account.   "Account" means any right to payment for goods
sold or leased or services rendered, whether or not evidenced by an instrument or chattel paper, and whether or not earned by performance, including, without limitation, the right to payment of management fees.
      Section 1.2. Account Debtor. "Account Debtor" means any Person obligated on any Account of Borrower, including without limitation, any Insurer and any Medicaid/Medicare Account Debtor.
      Section 1.3. Affiliate. "Affiliate" means, with respect to a specified Person, any Person directly or indirectly controlling, controlled by, or under common control with the specified Person, including without limitation their stockholders and any Affiliates thereof. A Person shall be deemed to control a corporation if the Person possesses, directly or indirectly, the power to direct or cause the direction of the management and business of the corporation whether through the ownership of voting securities, by contract, or otherwise.

      Section 1.4. Agreement. "Agreement" means this Loan and Security Agreement, as it may be amended or supplemented from time to time.

      Section 1.5. Base Rate. "Base Rate" means a rate of interest equal to two and one quarter percent (2.25%) above the "Prime Rate of Interest".

      Section 1.6. Borrowed Money. "Borrowed Money" means any obligation to repay money, any indebtedness evidenced by notes, bonds, debentures or similar obligations, any obligation under a conditional sale or other title retention agreement and the net aggregate rentals under any lease which under GAAP would be capitalized on the books of the Borrower or which is the substantial equivalent of the financing of the property so leased.

      Section 1.7. Borrower. "Borrower" has the meaning set forth in the Preamble.

      Section 1.8. Borrowing Base. "Borrowing Base" has the meaning set forth in Section 2.1(d).

      Section 1.9. Business Day. "Business Day" means any day on which financial institutions are open for business in the State of Maryland, excluding Saturdays and Sundays.

      Section 1.10. Closing; Closing Date. "Closing" and "Closing Date" have the meanings set forth in Section 5.3.

      Section 1.11. Commitment Fee. "Commitment Fee" has the meaning set forth in Section 2.4(a).

      Section 1.12. Collateral.  "Collateral" has the meaning set forth in
Section 3.1.

      Section 1.13. Controlled Group. "Controlled Group" means a "controlled group" within the meaning of Section 4001(b) of ERISA.

      Section 1.14. Cost Report Settlement Account. "Cost Report Settlement Account" means an "Account" owed to Borrower by a Medicaid/Medicare Account Debtor pursuant to any cost report, either interim, filed or audited, as the context may require.

      Section 1.15. Default Rate. "Default Rate" means a rate per annum equal to two percent (2%) above the Base Rate.

      Section 1.16 Concentration Account. "Concentration Account" has the meaning set forth in Section 2.3(a).

      Section 1.17. ERISA.  "ERISA" has the meaning set forth in Section 4.12.

      Section 1.18. Event of Default. "Event of Default" and "Events of Default" have the meanings set forth in Section 8.1.

      Section 1.19. GAAP. "GAAP" means generally accepted accounting principles applied in a matter consistent with the financial statements referred to in Section 4.7.

      Section 1.20. Governmental Authority. "Governmental Authority" means and includes any federal, state, District of Columbia, county, municipal, or other government and any department, commission, board, bureau, agency or instrumentality thereof, whether domestic or foreign.

      Section 1.21. Hazardous Material. "Hazardous Material" means any substances defined or designated as hazardous or toxic waste, hazardous or toxic material, hazardous or toxic substance, or similar term, by any environmental statute, rule or regulation or any Governmental Authority.

      Section 1.22. Highest Lawful Rate. "Highest Lawful Rate" means the maximum lawful rate of interest referred to in Section 2.7 that may accrue pursuant to this Agreement.

      Section 1.23. Insurer. A Person that insures a Patient against certain of the costs incurred in the receipt by such Patient of Medical Services, or that has an agreement with Borrower to compensate Borrower for providing services to a Patient.

      Section 1.24. Lender. "Lender" has the meaning set forth in the Preamble.

      Section 1.25. Loan.  "Loan" has the meaning set forth in Section 2.1(a).

      Section 1.26. Loan Documents. "Loan Documents" means and includes this Agreement, the Note, and each and every other document now or hereafter delivered in connection therewith, as any of them may be amended, modified, or supplemented from time to time.

      Section 1.27. Loan Management Fee. "Loan Management Fee" has the meaning set forth in Section 2.4(c).

      Section 1.28. Lockbox.  "Lockbox" has the meaning set forth in Section
2.3 (a).

      Section 1.29. Lockbox Bank. "Lockbox Bank" has the meaning set forth in
Section 2.3(a).

      Section 1.30. Maximum Loan Amount. "Maximum Loan Amount" has the meaning set forth in Section 2.1(a).

      Section 1.31. Medicaid/Medicare Account Debtor. "Medicaid/ Medicare Account Debtor" means any Account Debtor which is (i) the United States of America acting under the Medicaid/Medicare program established pursuant to the Social Security Act, (ii) any state or the District of Columbia acting pursuant to a health plan adopted pursuant to Title XIX of the Social Security Act or (iii) any agent, carrier, administrator or intermediary for any of the foregoing.

      Section 1.32. Medical Services. Medical and health care services provided to a Patient, including, but not limited to, medical and health care services provided to a Patient and performed by Borrower which are covered by a policy of insurance issued by an Insurer, and includes physician services, nurse and therapist services, dental services, hospital services, skilled nursing facility services, comprehensive outpatient rehabilitation services, home health care services, residential and out-patient behavioral healthcare services, and medicine or health care equipment provided by Borrower to a Patient for a necessary or specifically requested valid and proper medical or health purpose.

      Section 1.33. Note.  "Note" has the meaning set forth in Section 2. 1
(c) .

      Section 1.34. Obligations.  "Obligations" has the meaning set forth in
Section 3.1.

      Section 1.35. Patient. Any Person receiving Medical Services from Borrower and all Persons legally liable to pay Borrower for such Medical Services other than Insurers.

      Section 1.36. Permitted Liens. "Permitted Liens" means: (a) liens for taxes not delinquent, or which are being contested in good faith and by appropriate proceedings which suspend the collection thereof and in respect of which adequate reserves have been made (provided that such proceedings do not, in Lender's sole discretion, involve any substantial danger of the sale, loss or forfeiture of such property or assets or any interest therein); (b) deposits or pledges to secure obligations under workmen's compensation, social security or similar laws, or under unemployment insurance; (c) deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds and other obligations of like nature arising in the ordinary course of business; (d) mechanic's, workmen's, materialmen's or other like liens arising in the ordinary course of business with respect to obligations which are not due, or which are being contested in good faith by appropriate proceedings which suspend the collection thereof and in respect of which adequate reserves have been made (provided that such proceedings do not, in Lender's sole discretion, involve any substantial danger of the sale, loss or forfeiture of such property or assets or any interest therein);
(e) liens and encumbrances in favor of Lender; (f) liens granted in connection with the lease or purchase of property or assets financed by borrowings permitted by Section 7.1 (provided, however, that no such borrowings permitted by Section 7.1 may be secured by liens on any of the Collateral); and (g) liens set forth on Schedule 1.36.

      Section 1.37. Person. "Person" means an individual, partnership, corporation, trust, joint venture, joint stock company, limited liability company, association, unincorporated organization, Governmental Authority, or any other entity.

      Section 1.38. Plan.  "Plan" has the meaning set forth in Section 4.12.

      Section 1.39. Premises.  "Premises" has the meaning set forth in
Section 4.14.

      Section 1.40. Prime Rate of Interest. "Prime Rate of Interest" means that rate of interest quoted by Shawmut Bank, N.A., or any successor thereto, as the same may from time to time fluctuate.

      Section 1.41. Prohibited Transaction. "Prohibited Transaction" means a "prohibited transaction" within the meaning of Section 406 of ERISA or
Section 4975(c)(1) of the Internal Revenue Code.

      Section 1.42. Qualified Account. "Qualified Account" means an Account of Borrower generated in the ordinary course of Borrower's business from the sale of goods or rendition of medical services which Lender, in its sole credit judgment, deems to be a Qualified Account. without limiting the generality of the foregoing, no Account shall be a Qualified Account if: (a) the Account or any portion thereof is payable by an individual beneficiary, recipient or subscriber individually and not directly to Borrower by a Medicaid/Medicare Account Debtor or commercial medical insurance carrier acceptable to Lender in its sole discretion; (b) the Account remains unpaid more than one hundred fifty (150) days past the claim or invoice date; (c) the Account is subject to any defense, set-off, counterclaim, deduction, discount, credit, chargeback, freight claim, allowance, or adjustment of any kind; (d) any part of any goods the sale of which has given rise to the Account has been returned, rejected, lost, or damaged; (e) if the Account arises from the sale of goods by Borrower, such sale was not an absolute sale or on consignment or on approval or on a sale-or-return basis or subject to any other repurchase or return agreement, or such goods have not been shipped to the Account Debtor or its designee; (f) if the Account arises from the Performance of services, such services have not been actually been performed or were undertaken in violation of any law; (g) the Account is subject to a lien other than a Permitted Lien; (h) the Borrower knows or should have known of the bankruptcy, receivership, reorganization, or insolvency of the Account Debtor; (i) the Account is evidenced by chattel paper or an instrument of any kind, or has been reduced to judgment; (j) the Account is an Account of an Account Debtor having its principal place of business or executive office outside the United States; (k) the Account Debtor is an Affiliate or Subsidiary of Borrower; (1) more than ten percent (10%) of the aggregate balance of all Accounts owing from the Account Debtor obligated on the Account are outstanding more than one hundred eighty (180) days past their invoice date; (m) fifty percent (50%) or more of the Accounts from the Account Debtor are not deemed Qualified Accounts hereunder; (n) the total unpaid Accounts of the Account Debtor, except for a Medicaid/Medicare Account Debtor, exceed twenty percent (20%) of the net amount of all Qualified Accounts; (o) any covenant, representation or warranty contained in the Loan Documents with respect to such Account has been breached; or (p) the Account fails to meet such other specifications and requirements which may from time to time be reasonably established by Lender.

      Section 1.43. Reportable Event. "Reportable Event" means a "reportable event" as defined in Section 4043(b) of ERISA.

      Section 1.44. Revolving Credit Loan. "Revolving Credit Loan" has the meaning set forth in Section 2.1(b).

      Section 1.45. Term.  "Term" has the meaning set forth in Section 2.8.

      Section 1.46. Intentionally Deleted

                                  ARTICLE II
                                     LOAN
      Section 2.1. Terms.
            (a) The maximum aggregate principal amount of credit extended by Lender to Borrower hereunder (the "Loan") that will be outstanding at any time is One Million Five Hundred Thousand and No/100 Dollars ($1,5OO,000.00) (the "Maximum Loan Amount")'

            (b) The Loan shall be in the nature of a revolving line of credit, and shall include sums advanced and other credit extended by Lender to or for the benefit of the Borrower from time to time under this Article II (each a "Revolving Credit Loan") up to the Maximum Loan Amount depending upon the availability in the Borrowing Base, the requests of Borrower pursuant to the terms and conditions of Section 2.2 below, and on such other basis as Lender may reasonably determine. The outstanding principal balance of the Loan may fluctuate from time to time, to be reduced by repayments made by Borrower (which may be made without penalty or premium), and to be increased by future Revolving Credit Loans, advances and other extensions of credit to or for the benefit of Borrower, and shall be due and payable in full upon the expiration of the Term. For purposes of this Agreement, any determination as to whether there is ability within the Borrowing Base for advances or extensions of credit shall be made by Lender in its sole discretion and is final and binding upon Borrower.

              (c) At Closing, Borrower shall execute and deliver to Lender a promissory note evidencing the Borrower's unconditional obligation to repay Lender for Revolving Credit Loans, advances, and other extensions of credit made under the Loan, in the form of Exhibit A to this Agreement (the "Note"), dated the date hereof, payable to the order of Lender in accordance with the terms thereof. The Note shall bear interest from the date thereof until repaid, with interest payable monthly in arrears on the first Business Day of each month, at a rate per annum (on the basis of the actual number of days elapsed over a year of 360 days) equal to the Base Rate, provided that after an Event of Default such rate shall be equal to the Default Rate. Each Revolving Credit Loan, advance and other extension of credit shall be deemed evidenced by the Note, which is deemed incorporated by reference herein and made a part hereof.

              (d) Subject to the terms and conditions of this Agreement, advances under the Loan shall be made against a borrowing base equal to (i) eighty percent (80'%) of Qualified Accounts that remain unpaid for fewer than one hundred twenty (120) days, and (ii) sixty percent (60%) of Qualified Accounts that remain unpaid for between one hundred twenty (120) and one hundred fifty (150) days, in either case due and owing from any Medicaid/Medicare, Insurer or other Account Debtor, including, without limitation, Accounts payable pursuant to Cost Report Settlement Accounts or in the form of management fees (the "Borrowing Base").

        Section 2.2. Loan Administration. Borrowings under the Loan shall be as follows:

              (a) A request for a Revolving Credit Loan shall be made, or shall be deemed to be made, in the following manner: (i) Borrower, may give Lender notice of its intention to borrow, in which notice Borrower shall specify the amount of the proposed borrowing and the proposed borrowing date, not later than 2:00 p.m. Eastern time one (1) Business Day prior to the proposed borrowing date; provided, however, that no such request may be made at a time when there exists an Event of Default; and (ii) the becoming due of any amount required to be paid under this

Agreement, whether as interest or for any other Obligation, shall be deemed irrevocably to be a request for a Revolving Credit Loan on the due date in the amount required to pay such interest or other obligation.

            (b) Borrower hereby irrevocably authorizes Lender to disburse the proceeds of each Revolving Credit Loan requested, or deemed to be requested, as follows: (i) the proceeds of each Revolving Credit Loan requested under subsection 2.2(a)(i) shall be disbursed by Lender by wire transfer to such bank account as may be agreed upon by Borrower or Lender from time to time or elsewhere if pursuant to written direction from Borrower; and (ii) the proceeds of each Revolving Credit Loan requested under subsection 2.2(a)(ii) shall be disbursed by Lender by way of direct payment of the relevant interest or other Obligation.

            (c) All Revolving Credit Loans, advances and other extensions of credit to or for the benefit of Borrower shall constitute one general obligation of Borrower, and shall be secured by Lender's lien upon all of the Collateral.

            (d) Lender shall enter all Revolving Credit Loans as debits to a loan account in the name of Borrower and shall also record in said loan account all payments made by Borrower on any Obligations and all proceeds of Collateral which are indefeasibly paid to Lender, and may record therein, in accordance with customary accounting practice, other debits and credits, including interest and all charges and expenses properly chargeable to Borrower.

            (e) Lender will account to Borrower monthly with a statement of Revolving Credit Loans, charges and payments made pursuant to this Agreement, and such account rendered by Lender shall be deemed final, binding and conclusive upon Borrower unless Lender is notified by Borrower in writing to the contrary within sixty (60) days of the date each accounting is mailed to Borrower. Such notice shall be deemed an objection to those items specifically objected to therein.

      Section 2.3. Collections, Disbursements, Borrowing Availability, and Lockbox Account. Borrower shall maintain a lockbox account (the "Lockbox") with (the "Lockbox Bank"), subject to the provisions of this Agreement, and shall execute with the Lockbox Bank a Lockbox Agreement in the form attached as Exhibit B, and such other agreements related thereto as Lender may require. Borrower shall ensure that all collections of Accounts are paid directly from Account Debtors into the Lockbox, and that all funds paid into the Lockbox are immediately transferred into a depository account maintained by Lender at Bank One Arizona, N.A. or First Bank, N.A., as determined by Lender in its sole discretion and communicated to Borrower (the "Concentration Account"). Lender shall apply, on a daily basis, all funds transferred into the Concentration Account pursuant to this Section 2.3 to reduce the outstanding indebtedness under the Loan with future Revolving Credit Loans, advances and other extensions of credit to be made by Lender under the conditions set forth in this Article II. To the extent that any collections of Accounts or proceeds of other Collateral are not sent directly to the Lockbox but are received by Borrower, such collections shall be held in trust for the benefit of Lender and immediately remitted, in the form received, to the Lockbox Bank for transfer to the Concentration Account immediately upon receipt by Borrower. All funds transferred from the Concentration Account for application to Borrower's indebtedness to Lender shall be applied to reduce the Loan balance, but for purposes of calculating interest, shall be subject to a five (5) Business Day clearance period. If as the result of collections of Accounts pursuant to the terms and conditions of this Section 2.3 a credit balance exists with respect to the Concentration Account, such credit balance shall not accrue interest in favor of Borrower, but shall be available to Borrower at any time or times for so long as no Event of Default exists.

      Section 2.4. Fees.

            (a) At Closing and thereafter Borrower shall unconditionally pay to Lender, in one or more installments, a commitment fee (the "Commitment Feel') equal to one percent (1'6) of incremental Revolving Credit Loans up to the Maximum Loan Amount. For example, if at Closing Lender makes a Revolving Credit Loan in the amount of Five Hundred Thousand and No/l00 Dollars ($500,000.00), and ten (10) days after Closing Lender makes an additional Revolving Credit Loan resulting in. aggregate outstanding principal of Eight Hundred Thousand and No/100 Dollars ($800,000.00), Borrower shall be obligated to pay an initial installment of the Commitment Fee of Five Thousand and No/100 Dollars ($5,000.00) at Closing, and a second installment of the Commitment Fee of Three Thousand and No/100 ($3,000.00) ($800,000.00 - $500,000.00 x 1%) in connection with the second advance. Consistent with the foregoing, the maximum aggregate Commitment Fee payable by Borrower hereunder shall be $15,000.00 ($1,500,000.00 x 1'-.).

              (b)   Intentionally Deleted.

              (c) For so long as the Loan is available to Borrower, Borrower unconditionally shall pay to Lender a monthly loan management fee (the "Loan Management Feel,) equal to twenty-seven and one-half one hundredths of one percent (0.275'-.) of the average amount of the outstanding principal balance of the Revolving Credit Loans during the preceding month. The Loan Management Fee shall be payable monthly in arrears on the first day of each successive calendar month.

(d) Borrower shall pay to Lender all out-of-pocket audit and appraisal fees in connection with audits and appraisals of Borrower's books and records and such other matters as Lender shall deem appropriate, which shall be due and payable on the first Business Day of the month following the date of issuance by Lender of a request for payment thereof to Borrower. Notwithstanding anything herein to the contrary, Lender acknowledges and agrees that, absent the occurrence of an Event of Default hereunder, Borrower's maximum obligation for the payment of out-of-pocket audit and appraisal fees in any calendar year shall be Seven Thousand Five Hundred and No/100 Dollars ($7,500.00). Following the occurrence of an Event of Default, such limitation shall not be applicable.

            (e) Borrower shall pay to Lender, on demand, any and all fees, costs or expenses which Lender or any participant pays to a bank or other similar institution (including, without limitation, any fees paid by Lender to any participant) arising out of or in connection with (i) the forwarding to Borrower or any other Person on behalf of Borrower, by Lender, of proceeds of Revolving Credit Loans made by Lender to Borrower pursuant to this Agreement, and (ii) the depositing for collection, by Lender or any participant, of any check or item of payment received or delivered to Lender or any participant on account of obligations.

      Section 2.5. Payments. Principal payable on account of Revolving Credit Loans shall be payable by Borrower to Lender immediately upon the earliest of (i) the receipt by Borrower of any proceeds of any of the Collateral, to the extent of such proceeds, (ii) the occurrence of an Event of Default in consequence of which the Loan and the maturity of the payment of the Obligations are accelerated, or (iii) the termination of this Agreement pursuant to Section 2.8 hereof; provided, however, that if any advance made by Lender in excess of the Borrowing Base shall exist at any time, Borrower shall, immediately upon demand, repay such overadvance. Interest accrued on the Revolving Credit Loans shall be due on the earliest of (i) the first Business Day of each month (for the immediately preceding month), computed on the last calendar day of the preceding month, (ii) the occurrence of an Event of Default in consequence of which the Loan and the maturity of the payment of the obligations are accelerated, or (iii) the termination of this Agreement pursuant to Section 2.8 hereof. Except to the extent otherwise set forth in this Agreement, all payments of principal and of interest on the Loan, all other charges and any other obligations of Borrower hereunder, shall be made to Lender to the Concentration Account, in immediately available funds.

      Section 2.6. Use of Proceeds. Except as otherwise expressly permitted under this Agreement, the proceeds of Lender's advances under the Loan shall be used solely for workingcapital and for other costs and expenses of Borrower arising in the ordinary course of Borrower's business.

      Section 2.7. Interest Rate Limitation. The parties intend to conform strictly to the applicable usury laws in effect from time to time during the term of the Loan. Accordingly, if any transaction contemplated hereby would be usurious under such laws, then notwithstanding any other provision hereof:
(a) the aggregate of all interest that is contracted for, charged, or received under this Agreement or under any other Loan Document shall not exceed the maximum amount of interest allowed by applicable law (the "Highest Lawful Rate"), and any excess shall be promptly credited to Borrower by Lender (or, to the extent that such consideration shall have been paid, such excess shall be promptly refunded to Borrower by Lender); (b) neither Borrower nor any other Person now or hereafter liable hereunder shall be obligated to pay the amount of such interest to the extent that it is in excess of the Highest Lawful Rate; and (c) the effective rate of interest shall be reduced to the Highest Lawful Rate. All sums paid, or agreed to be paid, to Lender for the use, forbearance, and detention of the debt of Borrower to Lender shall, to the extent permitted by applicable law, be allocated throughout the full term of the Note until payment is made in full so that the actual rate of interest does not exceed the Highest Lawful Rate in effect at any particular time during the full term thereof. If at any time the rate of interest under the Note exceeds the Highest Lawful Rate, the rate of interest to accrue pursuant to this Agreement shall be limited, notwithstanding anything to the contrary herein, to the Highest Lawful Rate, but any subsequent reductions in the Base Rate shall not reduce the interest to accrue pursuant to this Agreement below the Highest Lawful Rate until the total amount of interest accrued equals the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect. If the total amount of interest paid or accrued pursuant to this Agreement under the foregoing provisions is less than the total amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had been in effect, then Borrower agrees to pay to Lender an amount equal to the difference between
(a) the lesser of (i) the amount of interest that would have accrued if the Highest Lawful Rate had at all times been in effect, or (ii) the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect, and (b) the amount of interest accrued in accordance with the other provisions of this Agreement.

        Section 2.8. Term.

            (a) Subject to Lender's right to cease making Revolving Credit Loans to Borrower upon or after any Event of Default, this Agreement shall be in effect for a period of two (2) years from the Closing Date, and this Agreement shall automatically renew itself for one-year periods thereafter, unless terminated as provided in this Section 2.8 (the "Term").

            (b) Upon at least thirty (30) days prior written notice to Borrower, Lender may terminate this Agreement as of the day of the second and each subsequent annual anniversary of the Closing Date, and may terminate this Agreement without notice upon or after the occurrence of an Event of Default.

            (c) Upon at least thirty (30) days prior written notice to Lender, Borrower may terminate this Agreement effective as of the day of the second or any subsequent annual anniversary of the Closing Date without incurring the liquidated damages described below. in addition, upon at least thirty (30) days prior written notice to Lender, Borrower may terminate this Agreement prior to the second or any subsequent annual anniversary of the Closing Date, provided that, at the effective date of such termination prior to the second anniversary, Borrower shall pay to Lender (in addition to the then outstanding principal, accrued interest and other Obligations owing under the terms of this Agreement and any other Loan Documents) as liquidated damages for the loss of bargain and not as a penalty, an amount equal to two percent (2'1) of the Maximum Loan Amount.

            (d) All of the Obligations shall be immediately due and payable upon the termination date stated in any notice of termination of this Agreement. All undertakings, agreements, covenants, warranties, and representations, of Borrower contained in the Loan Documents shall survive any such termination and Lender shall retain its liens in the Collateral and all of its rights and remedies under the Loan Documents notwithstanding such termination until Borrower has paid the Obligations to Lender, in full, in immediately available funds.


                                 ARTICLE III
                                  COLLATERAL
      Section 3.1. Generally. As security for the payment of all liabilities of Borrower to Lender, including without limitation: (i) indebtedness evidenced under the Note, repayment of Revolving Credit Loans, advances and other extensions of credit, all fees and charges owing by Borrower, and all other liabilities and obligations of every kind or nature whatsoever of Borrower to Lender, whether now existing or hereafter incurred, joint or several, matured or unmatured, direct or indirect, primary or secondary, related or unrelated, due or to become due, including but not limited to any extensions, modifications, substitutions, increases and renewals thereof, (ii) the payment of all amounts advanced by Lender to preserve, protect, defend, and enforce its rights hereunder and in the following property in accordance with the terms of this Agreement, and (iii) the payment of all expenses incurred by Lender in connection therewith (collectively, the "Obligations"), Borrower hereby assigns and grants to Lender a continuing first priority lien on and security interest in, upon, and to the following property (the "Collateral") :

            (a) All of Borrower's now-owned and hereafter acquired or arising Accounts, accounts receivable and rights to payment of every kind and description, and any contract rights, chattel paper, documents and instruments with respect thereto;

            (b) All of Borrower's now owned and hereafter acquired or arising general intangibles of every kind and description pertaining to its Accounts, accounts receivable and other rights to payment, including, but not limited to, all existing and future customer lists, choses in action, claims, books, records, contracts, licenses, formulae, tax and other types of refunds, returned and unearned insurance premiums, rights and claims under insurance policies, and computer information, software, records, and data;

            (c) All of borrower's now or hereafter acquired deposit accounts into which Accounts are deposited, including the Concentration Account;

            (d) All of Borrower's monies and other property of every kind and nature now or at any time or times hereafter in the possession of or under the control of Lender or a bailee or Affiliate of Lender; and

            (e) The proceeds (including, without limitation, insurance proceeds) of all of the foregoing.

      Section 3.2. Lien Documents. At Closing and thereafter as Lender deems necessary in its sole discretion, Borrower shall execute and deliver to Lender, or have executed and delivered (all in form and substance satisfactory to Lender in its sole discretion):

            (a) UCC-1 Financing statements pursuant to -he Uniform Commercial Code in effect in the jurisdictions) in which Borrower operates, which Lender may file in any jurisdiction where any Collateral is or may be located and in any other jurisdiction that Lender deems appropriate; provided that a carbon, photographic, or other reproduction or other copy of this Agreement or of a financing statement is sufficient as and may be filed in lieu of a financing statement;

(b) A Concentration Account Agreement in the form of Exhibit C attached hereto; and

            (c) Any other agreements, documents, instruments, and writings deemed necessary by Lender or as Lender may otherwise request from time to time in its sole discretion to evidence, perfect, or protect Lender's lien and security interest in the Collateral required hereunder.

      Section 3.3. Collateral Administration.

            (a) All Collateral (except deposit accounts) will at all times be kept by Borrower at its principal office(s) as set forth on Exhibit D hereto and shall not, without the prior written approval of Lender, be moved therefrom.

            (b) Borrower shall keep accurate and complete records of its Accounts and all payments and collections thereon and shall submit to Lender on such periodic basis as Lender shall request a sales and collections report for the preceding period, in form satisfactory to Lender. In addition, if Accounts in an aggregate face amount in excess of $50,000.00 become ineligible because they fall within one of the specified categories of ineligibility set forth in the definition of Qualified Accounts or otherwise, Borrower shall notify Lender of such occurrence on the first Business Day following such occurrence and the Borrowing Base shall thereupon be adjusted to reflect such occurrence. If requested by Lender, Borrower shall execute and deliver to Lender formal written assignments of all of its Accounts weekly or daily, which shall include all Accounts that have been created since the date of the last assignment, together with copies of claims, invoices or other information related thereto.

            (c) Whether or not an Event of Default has occurred, any of Lender's officers, employees or agents shall have the right, at any time or times hereafter, in the name of Lender, any designee of Lender or Borrower, to verify the validity, amount or any other matter relating to any Accounts by mail, telephone, telegraph or otherwise. Absent an Event of Default, Lender shall notify Borrower prior to commencing such verification process and Borrower shall cooperate fully with Lender in an effort to facilitate and promptly conclude such verification process.

            (d) To expedite collection, Borrower shall endeavor in the first instance to make collection of its Accounts for Lender. Lender retains the right at all times after the occurrence of an Event of Default, subject to applicable law regarding Medicaid/Medicare Account Debtors, to notify Account Debtors that Accounts have been assigned to Lender and to collect Accounts directly in its own name and to charge the collection costs and expenses, including reasonable attorneys' fees, to Borrower.

      Section 3.4. Other Actions. In addition to the foregoing, Borrower (i) shall provide prompt written notice to each private indemnity, managed care or other Insurer who either is currently an Account Debtor or becomes an Account Debtor at any time following the date hereof that the Lender has been granted a first priority lien and security interest in, upon and to all Accounts applicable to such Insurer, and Lender may from time to time require Borrower to create any and all similar notices which will be forwarded to such Insurers by Lender, and (ii) shall do anything further that may be lawfully required by Lender to secure Lender and effectuate the intentions and objects of this Agreement, including but not limited to the execution and delivery of lockbox agreements, continuation statements, amendments to financing statements, and any other documents required hereunder. At Lender's request, Borrower shall also immediately deliver to Lender all items for which Lender must receive possession to obtain a perfected security interest. Borrower shall, on Lender's demand, deliver to Lender all notes, certificates, and documents of title, chattel paper, warehouse receipts, instruments, and any other similar instruments constituting Collateral.

      Section 3.5. Searches. Prior to Closing, and thereafter (as and when requested by Lender in its sole discretion), Borrower shall obtain and deliver to Lender the following searches against Borrower (the results of which are to be consistent with Borrower's representations and warranties under this Agreement), all at its own expense:

            (a) Uniform Commercial Code searches with the Secretary of State and local filing offices of each jurisdiction where Borrower maintains its executive offices, a place of business, or assets;

            (b) Judgment, federal tax lien and corporate tax lien searches, in each jurisdiction searched under clause (a) above; and

            (c) Good standing certificates showing Borrower to be in good standing in its state of formation and in each other state in which it is doing and presently intends to do business for which qualification is required.

      Section 3.6. Power of Attorney. Each of the officers of Lender is hereby irrevocably made, constituted and appointed the true and lawful attorney for Borrower (without requiring any of them to act as such) with full power of substitution to do the following: (a) endorse the name of Borrower upon any and all checks, drafts, money orders, and other instruments for the payment of money that are payable to Borrower and constitute collections on Borrower's Accounts; (b) execute in the name of Borrower any financing statements, schedules, assignments, instruments, documents, and statements that Borrower is obligated to give Lender hereunder; and (c) do such other and further acts and deeds in the name of Borrower that Lender may deem necessary or desirable to enforce any Account or other Collateral or perfect Lender's security interest or lien in any Collateral.

                                  ARTICLE IV

                        REPRESENTATIONS AND WARRANTIES

            Borrower represents and warrants to Lender, and shall be deemed to represent and warrant on each day on which any Obligations shall be outstanding hereunder, that:

      Section 4.1. Subsidiaries. Except as set forth in Schedule 4.1, Borrower has no subsidiaries.

      Section 4.2. Organization and Good Standing. Borrower is a corporation duly organized, validly existing, and in good standing under the laws of its state of incorporation, is in good standing as a foreign corporation in each jurisdiction in which the character of the properties owned or leased by it therein or the nature of its business makes such qualification necessary, has the corporate power and authority to own its assets and transact the business in which it is engaged, and has obtained all certificates, licenses and qualifications required under all laws, regulations, ordinances, or orders of public authorities necessary for the ownership and operation of all of its properties and transaction of all of its business.

      Section 4.3. Authority. Borrower has full corporate power and authority to enter into, execute, and deliver this Agreement and to perform its obligations hereunder, to borrow the Loan, to execute and deliver the Note, and to incur and perform the obligations provided for in the Loan Documents, all of which have been duly authorized by all necessary corporate action. No consent or approval of shareholders of, or lenders to, Borrower and no consent, approval, filing or registration with any Governmental Authority is required as a condition to the validity of the Loan Documents or the performance by Borrower of its obligations thereunder.

      Section 4.4. Binding Agreement. This Agreement and all other Loan Documents constitute, and the Note, when issued and. delivered pursuant hereto for value received, will constitute, the valid and legally binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms.

      Section 4.5. Litigation.. Except as disclosed in Schedule 4.5, there are no actions, suits, proceedings or investigations pending or, to the best of the Borrowers, knowledge, threatened against Borrower before any court or arbitrator or before or by any Governmental Authority which, in any one case or in the aggregate, if determined adversely to the interests of the Borrower, could have a material adverse effect on the business, properties, condition (financial or otherwise) or operations, present or prospective, of Borrower, or upon its ability to perform its obligations under the Loan Documents. Borrower is not in default with respect to any order of any court, arbitrator, or Governmental Authority applicable to Borrower or its properties.

      Section 4.6. No Conflicts. The execution and delivery by Borrower of this Agreement and the other Loan Documents do not, and the performance of its obligations thereunder will not, violate, conflict with, constitute a default under, or result in the creation of a lien or encumbrance upon the property of Borrower under: (a) any provision of Borrower's articles of incorporation or its bylaws, (b) any provision of any law, rule, or regulation applicable to Borrower, or (c) any of the following: (i) any indenture or other agreement or instrument to which Borrower is a party or by which Borrower or its property is bound; or (ii) any judgment, order or decree of any court, arbitration tribunal, or Governmental Authority having jurisdiction over Borrower which is applicable to Borrower.

      Section 4.7. Financial Condition. The audited financial statements of PHC, Inc. and its subsidiaries (including the entity comprising the Borrower) (collectively, the "Consolidated Company") as of June 30, 1996, certified by Richard A. Eisner Co., LLP, and the unaudited financial statements of the Consolidated Company as of December 31, 1996, certified by the chief financial officer of the Consolidated Company, which have been delivered to Lender, fairly present the financial condition of the Consolidated Company and the results of its operations and changes in financial condition as of the dates and for the periods referred to, and have been prepared in accordance with GAAP. There are no material unrealized or anticipated liabilities, direct or indirect, fixed or contingent, of the Consolidated Company as of the dates of such financial statements which are not reflected therein or in the notes thereto. There has been no adverse change in the business, properties, condition (financial or otherwise) or operations (present or prospective) of any of the entities comprising Borrower since December 31, 1996. The Consolidated Company's fiscal year ends on June 30. The federal tax identification number of the Borrower is listed on Schedule 4.7.

      Section 4.8. No Default. Borrower is not in default under or with respect to any obligation in any respect which could be adverse to its business, operations, property or financial condition, or which could materially adversely affect the ability of Borrower to perform its obligations under the Loan

Documents. No Event of Default or event which, with the giving of notice or lapse of time, or both, could become an Event of Default, has occurred and is continuing.

      Section 4.9. Title to Properties. Borrower has good and marketable title to its properties and assets, including the Collateral and the properties and assets reflected in the financial statements described in
Section 4.7, subject to no lien, mortgage, pledge, encumbrance or charge of any kind, other than Permitted Liens. Borrower has not agreed or consented to cause any of its properties or assets whether owned now or hereafter acquired to be subject in the future (upon the happening of a contingency or otherwise) to any lien, mortgage, pledge, encumbrance or charge of any kind other than Permitted Liens.

      Section 4.10. Taxes. Borrower has filed, or has obtained extensions for the filing of, all federal, state and other tax returns which are required to be filed, and has paid all taxes shown as due on those returns and all assessments, fees and other amounts due as of the date hereof. All tax liabilities of Borrower were, as of September 30, 1996, and are now, adequately provided for on Borrower's books. No tax liability has been asserted by the Internal Revenue Service or other taxing authority against Borrower for taxes in excess of those already paid except as described in
Schedule 4.10.

      Section 4.11. Securities and Banking Laws and Regulations.

            (a) The use of the proceeds of the Loan and Borrower's issuance of the Note will not directly or indirectly violate or result in a violation of the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including without limitation Regulations U, T, G, or X of the Board of Governors of the Federal Reserve System. Borrower is not engaged in the business of extending credit for the purpose of the purchasing or carrying "margin stock" within the meaning of those regulations. No part of the proceeds of the Loan hereunder will be used to purchase or carry any margin stock or to extend credit to others for such purpose.

            (b) Borrower is not an investment company within the meaning of the Investment Company Act of 1940, as amended, nor is it, directly or indirectly, controlled by or acting on behalf of any Person which is an investment company within the meaning of that Act.

      Section 4.12. ERISA. No employee benefit plan (a "Plan") subject to the Employee Retirement Income Security Act of 1974 ("ERISA") and regulations issued pursuant thereto that is maintained by Borrower or under which Borrower could have any liability under ERISA (a) has failed to meet minimum funding standards established in Section 302 of ERISA, (b) has failed to comply with all applicable requirements of ERISA and of the Internal Revenue Code, including all applicable rulings and regulations thereunder, (c) has engaged in or been involved in a prohibited transaction (as defined in ERISA) under ERISA or under the Internal Revenue Code, or (d) has been terminated. Borrower has not assumed, or received notice of a claim asserted against Borrower for, withdrawal liability (as defined in the Multi-Employer Pension Plan Amendments Act of 1980, as amended) with respect to any multi-employer pension plan and is not a member of any Controlled Group (as defined in ERISA). Borrower has timely made when due all contributions with respect to any multi-employer pension plan in which it participates and no event has occurred triggering a claim against Borrower for withdrawal liability with respect to any multi-employer pension plan in which Borrower participates.

      Section 4.13. Compliance with Law. Except as described in Schedule 4.13, Borrower is not in material violation of any statute, rule or regulation of any Governmental Authority (including, without limitation, any statute, rule or regulation relating to employment practices or to environmental, occupational and health standards and controls). Borrower has obtained all licenses, permits, franchises, and other governmental authorizations necessary for the ownership of its properties and the conduct of its business. Borrower is current with all reports and documents required to be filed with any state or federal securities commission or similar Governmental Authority and is in full compliance with all applicable rules and regulations of such commissions.

      Section 4.14. Environmental Matters. No use, exposure, release, generation, manufacture, storage, treatment, transportation or disposal of Hazardous Material has occurred or is occurring on or from any real property on which the Collateral is located or which is owned, leased or otherwise occupied by Borrower (the "Premises"), or off the Premises as a result of any action of Borrower, except as described in Schedule 4.14. All Hazardous Material used, treated, stored, transported to or from, generated or handled on the Premises, or off the Premises by Borrower, has been disposed of on or off the Premises by or on behalf of Borrower in a lawful manner. There are no underground storage tanks present on or under the Premises owned or leased by Borrower. No other environmental, public health or safety hazards exist with respect to the Premises.

      Section 4.15. Places of Business. The only places of business of Borrower, and the places where it keeps and intends to keep the Collateral and records concerning the Collateral, are at the addresses set forth in
Schedule 4.15. Schedule 4.15 also lists the owner of record of each such property.

      Section 4.16. Intellectual Property. Borrower exclusively owns or possesses all the patents, patent applications trademarks trademark applications, service marks, trade names, copyrights, franchises, licenses, and rights with respect to the foregoing necessary for the present and planned future conduct of its business, without any conflict with the rights of others. A list of all such intellectual property (indicating the nature of Borrower's interest), as well as all outstanding franchises and licenses given by or held by Borrower, is attached as Schedule 4.16. Borrower is not in default of any obligation or undertaking with respect to such intellectual property or rights.

      Section 4.17. Stock Ownership. The identity of the stockholders of all classes of the outstanding stock of Borrower, together with the respective ownership percentages held by such stockholders, are as set forth on Schedule 4.17.

      Section 4.18. Material Facts. Neither this Agreement nor any other Loan Document nor any other agreement, document, certificate, or statement furnished to Lender by or on behalf of Borrower in connection with the transactions contemplated hereby contains any untrue statement of material fact or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading. There is no fact known to Borrower that adversely affects or in the future (so far as Borrower can reasonably foresee) may adversely affect the business, operations, affairs or financial condition of Borrower, or any of its properties or assets.

      Section 4.19. Investments, Guarantees, and Certain Contracts. Borrower does not own or hold any equity or long-term debt investments in, have any outstanding advances to, have any outstanding guarantees for the obligations of, or have any outstanding borrowings from, any Person, except as described on Schedule 4.19. Borrower is not a party to any contract or agreement, or subject to any charter or other corporate restriction, which materially adversely affects its business.

      Section 4.20. Business Interruptions. Within five years prior to the date hereof, neither the business, property or assets, or operations of Borrower has been materially adversely affected in any way by any casualty, strike, lockout, combination of workers, or order of the United States of America or other Governmental Authority, directed against Borrower. There are no pending or, to the best of Borrower's knowledge, threatened labor disputes, strikes, lockouts, or similar occurrences or grievances against Borrower or its business.

      Section 4.21. Names. Within five years prior to the date hereof, Borrower has not conducted business under or used any other name (whether corporate or assumed) other than as shown on Schedule 4.21. Borrower is the sole owner of all names listed on

                                     2 0
that Schedule and any and all business done and invoices issued in such names are borrower's sales, business, and invoices. Each trade name of Borrower represents a division or trading style of Borrower and not a separate corporate subsidiary or independent Affiliate.

      Section 4.22 Joint Ventures. Borrower is not engaged in any joint venture or partnership with any other Person, except as set forth on Schedule 4.22.

      Section 4.23 Accounts. Lender may rely, in determining which Accounts are Qualified Accounts, on all statements and representations made by Borrower with respect to any Account or Accounts. Unless otherwise indicated in writing to Lender, with respect to each Account:

            (a) It is genuine and in all respects what it purports to be, and is not evidenced by a judgment;

            (b) It arises out of a completed, bona fide sale and delivery of goods or rendition of services by Borrower in the ordinary course of its business and in accordance with the terms and conditions of all purchase orders, contracts, certification, participation, certificate of need, or other documents relating thereto and forming a part of the contract between Borrower and the Account Debtor;

            (c) It is for a liquidated amount maturing as stated in a duplicate claim or invoice covering such sale or rendition of services, a copy of which has been furnished or is available to Lender;

            (d) Such Account, and Lender's security interest therein, is not, and will not (by voluntary act or omission by Borrower), be in the future, subject to any offset, lien, deduction, defense, dispute, counterclaim or any other adverse condition, and each such Account is absolutely owing to Borrower and is not contingent in any respect or for any reason;

(e) There are no facts, events or occurrences which in any way impair the validity or enforceability of any Accounts or tend to reduce the amount payable thereunder from the face amount of the claim or invoice and statements delivered to Lender with respect thereto;

            (f) To the best of Borrower's knowledge, (i) the Account Debtor thereunder had the capacity to contract at the time any contract or other document giving rise to the Account was executed and (ii) such Account Debtor is solvent;

            (g)   To the best of Borrower's knowledge, there are no
proceedings or    actions which are threatened or pending against
any Account Debt thereunder which might result in any material adverse change in such Account Debtor's financial condition or the collectibility of such Account;

            (h) It has been billed and forwarded to the Account Debtor for payment in accordance with applicable laws and compliance and conformance with any and requisite procedures, requirements and regulations governing payment by such Account Debtor with respect to such Account, and such Account if due from a Medicaid/Medicare Account Debtor is properly payable directly to Borrower; and

            (i) Borrower has obtained and currently has all certificates of need, Medicaid and Medicare provider numbers, licenses, permits and authorizations as necessary in the generation of such Accounts.



                                  ARTICLE V

                      CLOSING AND CONDITIONS OF LENDING

      Section 5.1. Conditions Precedent to Agreement. The obligation of Lender to enter into and perform this Agreement and to make Revolving Credit Loans is subject to the following conditions precedent:

            (a) Lender shall have received two (2) originals of this Agreement and all other Loan Documents required to be executed and delivered at or prior to Closing (other than the Note, as to which Lender shall receive only one original), executed by Borrower and any other required Persons, as applicable.

            (b) Lender shall have received all searches and good standing certificates required by Section 3.5.

            (c) Borrower shall have complied and shall then be in compliance with all the terms, covenants and conditions of the Loan Documents.

            (d) There shall have occurred no Event of Default and no event which, with the giving of notice or the lapse of time, or both, could constitute such an Event of Default.

            (e) The representations and warranties contained in Article IV shall be true and correct.

            (f) Lender shall have received copies of all board of directors resolutions and other corporate action taken by Borrower to authorize the execution, delivery and performance of the Loan Documents and the borrowing of the Loan thereunder, as well as the names and signatures of the officers of Borrower authorized to execute documents on its behalf in connection herewith, all as also certified as of the date hereof by Borrower's chief financial officer, and such other papers as Lender may require.

            (g) Lender shall have received copies, certified as true, correct and complete by a corporate officer of Borrower, of the articles of incorporation and bylaws of Borrower, with any amendments thereto, and all other documents necessary for performance of the obligations of Borrower under this Agreement and the other Loan Documents.

            (h) Lender shall have received a written opinion of counsel for Borrower, dated the date hereof, in the form of Exhibit E.

            (i) Lender shall have received such financial statements, reports, certifications, and other operational information required to be delivered hereunder, including without limitation an initial borrowing base certificate calculating the Borrowing Base.

            (j) Lender shall have received the portion of the Commitment Fee payable at Closing in accordance with Section 2.4(a)
                    of this   Agreement.

            (k) The Lockbox and the Concentration Account shall have been established.

            (1) Lender shall have received a certificate of Borrower's chief financial officer, dated the Closing Date, certifying that all of the conditions specified in this Section have been fulfilled.

      Section 5.2. Conditions Precedent to Advances. Notwithstanding any other provision of this Agreement, no Loan proceeds, Revolving Credit Loans, advances or other extensions of credit under the Loan shall be disbursed hereunder unless the following conditions have been satisfied or waived immediately prior to such disbursement:

            (a) The representations and warranties on the part of Borrower contained in Article IV of this Agreement shall be true and correct in all respects at and as of the date of disbursement or advance, as though made on and as of such date (except to the extent that such representations and warranties expressly relate solely to an earlier date and except that the references in Section 4.7 to financial statements shall be deemed to be a reference to the then most recent annual and interim financial


                                     2 3
statements of Borrower furnished to Lender pursuant to Section 6.1 hereof).

            (b) No Event of Default or event which, with the giving of notice of the lapse of time, or both, could become an Event of Default shall have occurred and be continuing or would result from the making of the disbursement or advance.

            (c) No adverse change in the condition (financial or otherwise), properties, business, or operations of Borrower shall have occurred and be continuing with respect to Borrower since the date hereof.

      Section 5.3. Closing. Subject to the conditions of this Article V, the Loan shall be made available on the date as is mutually agreed by the parties (the "Closing Date") at such time as may by mutually agreeable to the parties upon the execution hereof (the "Closing") at such place as may be requested by Lender.

      Section 5.4. Waiver of Rights. By completing the Closing hereunder, or by making advances under the Loan, Lender does not waive a breach of any representation or warranty of Borrower hereunder or under any other Loan Document, and all of Lender's claims and rights resulting from any breach or misrepresentation by Borrower are specifically reserved by Lender.


                                  ARTICLE VI

                            AFFIRMATIVE COVENANTS

      Borrower covenants and agrees that for so long as Borrower may borrow hereunder and until payment in full of the Note and performance of all other obligations of Borrower under the Loan Documents:

      Section 6.1. Financial Statements and Collateral Reports. Borrower will furnish to Lender (a) a sales and collections report and accounts receivable aging schedule on a form acceptable to Lender within fifteen (15) days after the end of each calendar month, which shall include, but not be limited to, a report of sales, credits issued, and collections received; (b) payable aging schedules within fifteen (15) days after the end-of each calendar month; (c) internally prepared monthly financial statements for Borrower, certified by Borrower's chief financial officer to be in accordance with GAAP to the best of his or her knowledge, within forty-five (45) days of the end of each calendar month (provided, however, that Borrower reserves the right to make reasonable accounting adjustments to such monthly financial statements within a reasonable period of time following the delivery thereof to Lender); (d) internally prepared quarterly financial statements for the Consolidated Company (accompanied by detailed financial information pertaining to Borrower), to be furnished to Lender simultaneous with the filing by the Consolidated Company with the U.S. Securities and Exchange Commission of quarterly financial statements on Form 10-Q; (e) to the extent prepared by Borrower, annual projections, profit and loss statements, balance sheets, and cash flow reports (prepared on a monthly basis) for the succeeding fiscal year within thirty (30) days before the end of each of Borrower's fiscal years; (f) annual audited financial statements for the Consolidated Company (as such term is defined in Section 4.7) prepared by Richard A. Eisner & Co., LLP or a firm of independent public accountants reasonably satisfactory to Lender, to be furnished to Lender simultaneous with the filing by the Consolidated Company with the U.S. Securities and Exchange Commission of annual financial statements on Form 10-K; (g) promptly upon receipt thereof, copies of any reports submitted to Borrower by independent accountants in connection with any interim audit of the books of Borrower and copies of each management control letter provided to Borrower by independent accountants; (h) as soon as available, copies of all financial statements and notices provided by Borrower to all of its stockholders; and (i) such additional information, reports or statements as Lender may from time to time request. Annual financial statements shall set forth in comparative form figures for the corresponding periods in the prior fiscal year. All financial statements shall include a balance sheet and statement of earnings and shall be prepared in accordance with GAAP.

      Section 6.2. Payments Hereunder. Borrower will make all payments of principal, interest, fees, and all other payments required hereunder, under the Loan, and under any other agreements with Lender to which Borrower is a party, as and when due.

      Section 6.3. Existence, Good Standing, and Compliance with Laws. Borrower will do or cause to be done all things necessary (a) to obtain and keep in full force and effect all corporate existence, rights, licenses, privileges, and franchises of Borrower necessary to the ownership of its property or the conduct of its business, and comply with all applicable present and future laws, ordinances, rules, regulations, orders and decrees of any Governmental Authority having or claiming jurisdiction over Borrower; and (b) to maintain and protect the properties used or useful in the conduct of the operations of Borrower, in a prudent manner, including without limitation the maintenance at all times of such insurance upon its insurable property and operations as required by law or by Section 6.7 hereof.

      Section 6.4. Legality. The making of the Loan and each disbursement or advance under the Loan shall not be subject to any penalty or special tax, shall not be prohibited by any governmental order or regulation applicable to Borrower, and shall not violate any rule or regulation of any Governmental Authority, and necessary consents, approvals and authorizations of any Governmental Authority to or of any such disbursement or advance shall have been obtained.

      Section 6.5. Lender's Satisfaction. All instruments and legal documents and proceedings in connection with the transactions contemplated by this Agreement shall be satisfactory in form and substance to Lender and its counsel, and Lender shall have received all documents, including records of corporate proceedings and opinions of counsel, which Lender may have requested in connection therewith.

      Section 6.6. Taxes and Charges. Borrower will timely file all tax reports and pay and discharge all taxes, assessments and governmental charges or levies imposed upon Borrower, or its income or profits or upon its properties or any part thereof, before the same shall be in default and prior to the date on which penalties attach thereto, as well as all lawful claims for labor, material, supplies or otherwise which, if unpaid, might become a lien or charge upon the properties or any part thereof of Borrower; Provided, however, that the Borrower shall not be required to pay and discharge or cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith and by appropriate proceedings by Borrower, and the Borrower shall have set aside on their books adequate reserve therefor; and Provided further, that such deferment of payment is permissible only so long as Borrower's title to, and its right to use, the Collateral is not adversely affected thereby and Lender's lien and priority on the Collateral are not adversely affected, altered or impaired thereby.

      Section 6.7. Insurance. Borrower will carry adequate public liability and professional liability insurance with responsible companies satisfactory to Lender in such amounts and against such risks as is customarily maintained by similar businesses and by owners of similar property in the same general area.

      Section 6.8. General Information. Borrower will furnish to Lender such information as Lender may, from time to time, request with respect to the business or financial affairs of Borrower, and, upon reasonable prior notice, permit any officer, employee or agent of Lender to visit and inspect Borrower's corporate headquarters or any of Borrower's facilities at which Accounts are generated, to meet with appropriate personnel and to examine the minute books, books of account and other records, including management letters prepared by Borrower's auditors, of Borrower, and make copies thereof or extracts therefrom, and to

                                     2 6
discuss its and their business affairs, finances and accounts with, and be advised as to the same by, the accountants and officers of Borrower, all at such reasonable times and as often as Lender may require.

      Section 6.9. Maintenance of Property. Borrower will maintain, keep and preserve all of its properties in good repair, working order and condition and from time to time make all needful and proper repairs, renewals, replacements, betterments and improvements thereto, so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

      Section 6.10. Notification of Events of Default and Adverse Developments. Borrower promptly will notify Lender upon the occurrence of:
(a) any Event of Default; (b) any event which, with the giving of notice or lapse of time, or both, could constitute an Event of Default; (c) any event, development or circumstance whereby the financial statements previously furnished to Lender fail in any material respect to present fairly, in accordance with GAAP, the financial condition and operational results of Borrower; (d) any judicial, administrative or arbitration proceeding pending against Borrower, and any judicial or administrative proceeding known by Borrower to be threatened against it which, if adversely decided, could adversely affect its condition (financial or otherwise) or operations (present or prospective) or which may expose Borrower to uninsured liability of $25,000.00 or more; (e) any default claimed by any other creditor for Borrowed Money of Borrower other than Lender; and (f) any other development in the business or affairs of Borrower which may be adverse; in each case describing the nature thereof and (in the case of notification under clauses
(a) and (b)) the action Borrower proposes to take with respect thereto.

      Section 6.11. Employee Benefit Plans. Borrower will (a) comply with the funding requirements of ERISA with respect to the Plans for its employees, or will promptly satisfy any accumulated funding deficiency that arises under Section 302 of ERISA; (b) furnish Lender, promptly after filing the same, with copies of all reports or other statements filed with the United States Department of Labor, the Pension Benefit Guaranty Corporation, or the Internal Revenue Service with respect to all Plans, or which Borrower, or any member of a Controlled Group, may receive from such Governmental Authority with respect to any such Plans, and (c) promptly advise Lender of the occurrence of any Reportable Event or Prohibited Transaction with respect to any such Plan and the action which Borrower proposes to take with respect thereto. Borrower will make all contributions when due with respect to any multi-employer pension plan in which it participates and will promptly advise
Lender: (a) upon its receipt of notice of the assertion against Borrower of a claim for withdrawal liability;

(b) upon the occurrence of any event which could trigger the assertion of a claim for withdrawal liability against Borrower; and (c) upon the occurrence of any event which would place Borrower in a Controlled Group as a result of which any member (including Borrower) thereof may be subject to a claim for withdrawal liability, whether liquidated or contingent.

      Section 6.12. Financing Statements. Borrower shall provide to Lender evidence satisfactory to Lender as to the due recording of termination statements, releases of collateral, and Forms UCC-3, and shall cause to be recorded financing statements on Form UCC-1, duly executed by Borrower and Lender, in all places necessary to release all existing security interests and other liens in the Collateral (other than as permitted hereby) and to perfect and protect Lender's first priority lien and security interest in the Collateral, as Lender may request.

      Section 6.13. Financial Records. Borrower shall keep current and accurate books of records and accounts in which full and correct entries will be made of all of its business transactions, and will reflect in its financial statements adequate accruals and appropriations to reserves, all in accordance with GAAP.

      Section 6.14. Collection of Accounts. Borrower shall continue to collect its Accounts in the ordinary course of business.

      Section 6.15. Places of Business. Borrower shall give thirty (30) days, prior written notice to Lender of any change in the location of any of its places of business, of the places where its records concerning its Accounts are kept, of the places where the Collateral is kept, or of the establishment of any new, or the discontinuance of any existing, places of business.

      Section 6.16. Business Conducted. Borrower shall continue in the business presently conducted by i ' t using its best efforts to maintain its customers and goodwill. Borrower shall not engage, directly or indirectly, in any line of business substantially different from the business conducted by it immediately prior to the Closing Date, or engage in business or lines of business which are not reasonably related thereto.

      Section 6.17. Litigation and Other Proceedings. Borrower shall give prompt notice to Lender of any litigation, arbitration, or other proceeding before any Governmental Authority against or affecting Borrower if the amount claimed is more than $25,000.00

      Section 6.18. Bank Accounts. Borrower shall assign all of its depository accounts to Lender.

      Section 6.19. Submission of Collateral Documents. Borrower will, on demand of Lender, make available to Lender copies of shipping and delivery receipts evidencing the shipment of goods that gave rise to an Account, medical records, insurance verification forms, assignment of benefits, in-take forms or other proof of the satisfactory performance of services that gave rise to an Account, a copy of the claim or invoice for each Account and copies of any written contract or order from which the Account arose. Borrower shall promptly notify Lender if an Account becomes evidenced or secured by an instrument or chattel paper and upon request of Lender, will promptly deliver any such instrument or chattel paper to Lender.

      Section 6.20. Licensure; Medicaid/Medicare Cost Reports. Borrower will maintain all certificates of need, provider numbers and licenses necessary to conduct its business as presently conducted, and take any steps required to comply with any such new or additional requirements that may be imposed on providers of medical products and services. If required, all Medicaid/Medicare costs reports will be properly filed.

      Section 6.21. Officer's Certificates. Together with the monthly financial statements delivered pursuant to clause (c) of Section 6.1, and together with the audited annual financial statements delivered pursuant to clause (g) of that Section, Borrower shall deliver to Lender a certificate of its chief financial officer in form and substance satisfactory to Lender setting forth:

            (a) The information (including detailed calculations) required in order to establish whether Borrower is in compliance with the requirements of Articles VI and VII as of the end of the period covered by the financial statements then being furnished; and

            (b) That the signer has reviewed the relevant terms of this Agreement, and has made (or caused to be made under his supervision) a review of the transactions and conditions of Borrower from the beginning of the accounting period covered by the income statements being delivered to the date of the certificate, and that such review has not disclosed the existence during such period of any condition or event which constitutes an Event of Default or which is then, or with the passage of time or giving of notice or both, could become an Event of Default, and if any such condition or event existed during such period or now exists, specifying the nature and period of existence thereof and what action Borrower has taken or proposes to take with respect thereto.

Section 6.22. Visits and Inspections. Borrower agrees to permit representatives of Lender, from time to time, as often as may be reasonably requested upon at least twenty-four (24) hours'

                                     2 9
prior notice, but only during normal business hours, to visit and inspect the properties of Borrower, and to inspect, audit and make extracts from its books and records, and discuss with its President or Controller, or other persons designated by either of them, and its independent accountants, Borrower's business, assets, liabilities, financial condition, business prospects and results of operations.


                                 ARTICLE VII

                              NEGATIVE COVENANTS

      Borrower covenants and agrees that so long as Borrower may borrow hereunder and until payment in full of the Note and performance of all other obligations of the Borrower under the Loan Documents:

      Section 7.1. Borrowing. Borrower will not create, incur, assume or suffer to exist any liability for Borrowed Money except: (a) indebtedness to Lender; (b) indebtedness of Borrower secured by mortgages, encumbrances or liens expressly permitted by Section 7.3 hereof; (c) accounts payable to trade creditors and current operating expenses (other than for borrowed money) which are not aged more than one hundred twenty (120) days from the billing date or more than thirty (30) days from the due date, in each case incurred in the ordinary course of business and paid within such time period, unless the same are being contested in good faith and by appropriate and lawful proceedings, and Borrower shall have set aside such reserves, if any, with respect thereto as are required by GAAP and deemed adequate by Borrower and its independent accountants; (d) borrowings incurred in the ordinary course of its business and not exceeding $50,000.00 in the aggregate outstanding at any one time; or (e) indebtedness incurred to finance the acquisition of fee simple ownership of the facility identified in Schedule 4.15, with such indebtedness to be secured solely by a mortgage on such facility. Borrower will not make prepayments on any existing or future indebtedness for Borrowed Money to any Person (other than Lender, to the extent permitted by this Agreement or any subsequent agreement between Borrower and Lender).

      Section 7.2. Joint Ventures. Borrower will not invest directly or indirectly in any joint venture for any purpose without the prior written notice to, and the express written consent of, Lender, which consent may be withheld in Lender's sole discretion.

      Section 7.3. Liens and Encumbrances. Borrower will not create, incur, assume or suffer to exist any mortgage, pledge, lien or other encumbrance of any kind (including the charge upon property purchased under a conditional sale or other title

                                     3 0
  retention agreement) upon, or any security interest in, any of its Collateral, whether now owned or hereafter acquired, except for Permitted Liens.

        Section 7.4. Merger, Acquisition, or Sale of Assets. Borrower will not enter into any merger or consolidation with or acquire all or substantially all of the assets of any Person, and will not sell, lease, or otherwise dispose of any of its assets except in the ordinary course of its business.

        Section 7.5. Sale and Leaseback. Borrower will not, directly or indirectly, enter into any arrangement whereby Borrower sells or transfers all or any part of its assets and thereupon and within one year thereafter rents or leases the assets so sold or transferred without the prior written notice to, and the express written consent of, Lender, which consent may be withheld in Lender's sole discretion; provided, however, that in any fiscal year Borrower shall be permitted to enter into any transactions described in this Section 7.5 without obtaining Lender's prior written consent so long as the aggregate amount involved in such transactions during such fiscal year is lower than Fifty Thousand and No/100 Dollars ($50,000.00).

        Section 7.6. Dividends and Management Fees. Borrower will not declare or pay any dividends, purchase, redeem or otherwise acquire for value any of its outstanding stock, or return any capital of its stockholders, nor shall Borrower pay or become obligated to pay management fees or fees of a similar nature to any Person; provided, however, that so long as no Event of Default has occurred hereunder, Borrower may make any such dividends or purchase, redeem or otherwise acquire such outstanding stock, return any such capital, or pay any such management fees, so long as doing so would not violate any of the other terms and conditions of this Agreement.

        Section 7.7. Loans. Borrower will not make loans or advances to any Person, other than (i) trade credit extended in the ordinary course of its business, and (ii) advances for business travel and similar temporary advances in the ordinary course of business to officers, stockholders, directors, and employees.

        Section 7.8. Contingent Liabilities. Borrower will not assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any Person, except by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

        Section 7.9. Subsidiaries. Borrower will not form any subsidiary, or make any investment in or any loan in the nature of an investment to, any other Person.

      Section 7.10. Compliance with ERISA. Borrower will not permit with respect to any Plan covered by Title IV of ERISA any Prohibited Transaction or any Reportable Event.

      Section 7.11. Certificates of Need. Amend, alter or suspend or terminate or make provisional in any material way, any certificate of need or provider number without the prior written consent of Lender.

      Section 7.12. Transactions with Affiliates. Borrower will not enter into any transaction, including without limitation the purchase, sale, or exchange of property, or the loaning or giving of funds to any Affiliate or subsidiary, except in the ordinary course of business and pursuant to the reasonable requirements of Borrower's business and upon terms substantially the same and no less favorable to Borrower as it would obtain in a comparable arm's length transaction with any Person not an Affiliate or subsidiary, and so long as the transaction is not otherwise prohibited hereunder. For purposes of the foregoing, Lender consents to the transactions described on
Schedule 7.12.

      Section 7.13. Use of Lender's Name. Borrower will not use Lender's name (or the name of any of Lender's affiliates) in connection with any of its business operations. Borrower may disclose to third parties that Borrower has a borrowing relationship with Lender. Nothing herein contained is intended to permit or authorize Borrower to make any contract on behalf of Lender.

      Section 7.14. Chancre in Capital Structure. There shall occur no change in Borrower's capital structure as set forth in Schedule 4.17.

      Section 7.15. Contracts and Agreements. Borrower will not become or be a party to any contract or agreement which would breach this Agreement, or breach any other instrument, agreement, or document to which Borrower is a party or by which it is or may be bound.

      Section 7.16. Margin Stock. Borrower will not carry or purchase any "margin security" within the meaning of Regulations U, G, T or X of the Board of Governors of the Federal Reserve System.

      Section 7.17. Truth of Statements and Certificates. Borrower will not furnish to Lender any certificate or other document that contains any untrue statement of a material fact or that omits to state a material fact necessary to make it not misleading in light of the circumstances under which it was furnished.



                                     3 2

                                 ARTICLE VIII
                              EVENTS OF DEFAULT
     Section 8.1. Events of Default. Each of the following (individually, an "Event of Default" and collectively, the "Events of Default") shall constitute an event of default hereunder:

            (a) A default in the payment of any installment of principal of, or interest upon, the Note when due and payable, whether at maturity or otherwise, which default shall have continued unremedied for a period of five
(5) days after written notice thereof from Lender to Borrower;

            (b) A default in the payment of any other charges, fees, or other monetary obligations owing to Lender arising out of or incurred in connection with this Agreement, when such payment is due and payable, which default shall have continued unremedied for a period of five (5) days after written notice from Lender;

            (c) A default in the due observance or performance by Borrower of any other term, covenant or agreement contained in any of the Loan Documents, which default shall have continued unremedied for a period of thirty (30) days after written notice from Lender;

            (d) If any representation or warranty made by Borrower herein or in any of the other Loan Documents, any financial statement, or any statement or representation made in any other certificate, report or opinion delivered in connection herewith or therewith proves to have been incorrect or misleading in any material respect when made, which default shall have continued unremedied for a period of ten (10) days after written notice from Lender;

            (e) If any obligation of Borrower (other than its Obligations hereunder) for the payment of Borrowed Money is not paid when due or within any applicable grace period, or such obligation becomes or is declared to be due and payable prior to the expressed maturity thereof, or there shall have occurred an event which, with the giving of notice or lapse of time, or both, would cause any such obligation to become, or allow any such obligation to be declared to be, due and payable;

            (f) If Borrower makes an assignment for the benefit of creditors, offers a composition or extension to creditors, or makes or sends notice of an intended bulk sale of any business or assets now or hereafter conducted by Borrower;



                                     3 3

(g) If Borrower files a petition in bankruptcy, is adjudicated insolvent or bankrupt, petitions or applies to any tribunal for any receiver of or any trustee for itself or any substantial part of its property, commences any proceeding relating to itself under any reorganization, arrangement, readjustment or debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, or there is commenced against Borrower any such proceeding which remains undismissed for a period of sixty (60) days, or any Borrower by any act indicates its consent to, approval of, or acquiescence in, any such proceeding or the appointment of any receiver of or any trustee for a Borrower or any substantial part of its property, or suffers any such receivership or trusteeship to continue undischarged for a period of sixty (60) days;

            (h) If one or more final judgments against Borrower or attachments against its property not fully and unconditionally covered by insurance shall be rendered by a court of record and shall remain unpaid, unstayed on appeal, undischarged, unbonded and undismissed for a period of ten (10) days;

            (i) A Reportable Event which might constitute grounds for termination of any Plan covered by Title IV of ERISA or for the appointment by the appropriate United States District Court of a trustee to administer any such Plan or for the entry of a lien or encumbrance to secure any deficiency, has occurred and is continuing thirty (30) days after its occurrence, or any such Plan is terminated, or a trustee is appointed by an appropriate United States District Court to administer any such Plan, or the Pension Benefit Guaranty Corporation institutes proceedings to terminate any such Plan or to appoint a trustee to administer any such Plan, or a lien or encumbrance is entered to secure any deficiency or claim;

            (j) If any outstanding stock of Borrower is sold or otherwise transferred by the Person owning such stock on the date hereof;

            (k) If there shall occur any uninsured damage to or loss, theft or destruction of any portion of the Collateral;

            (1) If Borrower breaches of violates the terms of, or if a default or an event which could, whether with notice or the passage of time, or both, constitute a default, occurs under any other existing or future agreement (related or unrelated) between Borrower and Lender;

            (m) Upon the issuance of any execution or distraint process against Borrower or any of its property or assets;

            (n) If Borrower ceases any material portion of its business operations as presently conducted;

                                     3 4

(o) If any indication or evidence is received by Lender that Borrower may have directly or indirectly been engaged in any type of activity which, in Lender's discretion, might result in the forfeiture of any property of Borrower to any Governmental Authority, which default shall have continued unremedied for a period of ten (10) days after written notice from Lender;

            (p) Borrower or any Affiliate of Borrower, shall challenge or contest, in any action, suit or proceeding, the validity or enforceability of this Agreement, or any of the other Loan Documents, the legality or the enforceability of any of the Obligations or the perfection or priority of any Lien granted to Lender;

            (q) Borrower shall be criminally indicted or convicted under any law that could lead to a forfeiture of any Collateral.

            (s) There shall occur a material adverse change in the financial condition or business prospects of Borrower, or if Lender in good faith deems itself insecure as a result of acts or events bearing upon the financial condition of Borrower or the repayment of the Note, which default shall have continued unremedied for a period of ten (10) days after written notice from Lender.

            (t) PHC, Inc. shall have breached any of its representations, warranties or covenants contained in the Unconditional Guaranty of Payment and Performance of even date herewith, executed in favor of Lender.

            (u) An Event of Default shall have occurred under the Loan and Security Agreement dated as of May 21, 1996 (as such Loan and Security Agreement may be amended, replaced or modified) by and between PHC of Utah, Inc. (an affiliate of Borrower) and Lender (as successor-in-interest to HealthPartners Funding, L.P.).

            (v) An Event of Default shall have occurred under the Secured Bridge Note dated January 13, 1997 in the original principal amount of $400,000.00 (as such Secured Bridge Note may be amended (by Allonge or otherwise), replaced or modified), executed by Borrower in favor of Lender.

     Section 8.2. Acceleration. Upon the occurrence of any of the foregoing Events of Default, the Note shall become and be immediately due and payable upon declaration to that effect delivered by Lender to Borrower; provided that, upon the happening of any event specified in Section 8.1.(g) hereof, the Note shall be immediately due and payable without declaration or other notice to Borrower.



                                     3 5

      Section 8.3. Remedies.

            (a) In addition to all other rights, options, and remedies granted to Lender under this Agreement, upon the occurrence of an Event of Default Lender may (i) terminate the Loan, whereupon all outstanding obligations shall be immediately due and payable, (ii) exercise all other rights granted to it hereunder and all rights under the Uniform Commercial Code in effect in the applicable jurisdictions) and under any other applicable law, and (iii) exercise all rights and remedies under all Loan Documents now or hereafter in effect, including the following rights and remedies (which list is given by way of example and is not intended to be an exhaustive list of all such rights and remedies):

                  (i) The right to take possession of, send notices regarding, and collect directly the Collateral, with or without judicial process, and to exercise all rights and remedies available to Lender with respect to the Collateral under the Uniform Commercial Code in effect in the jurisdictions) in which such Collateral is located;

                  (ii) The right to (by its own means or with judicial assistance) enter any of Borrower's premises and take possession of the Collateral, or render it unusable, or dispose of the Collateral on such premises in compliance with subsection (b), without any liability for rent, storage, utilities, or other sums, and Borrower shall not resist or interfere with such action;

                  (iii) The right to require Borrower at Borrower's expense to assemble all or any part of the Collateral and make it available to Lender at any place designated by Lender;

                  (iv) The right to reduce the Maximum Loan Amount or to use the Collateral and/or funds in the Concentration Account in amounts up to the Maximum Loan Amount for any reason; and

                  (v) The right to relinquish or abandon any Collateral or any security interest therein.

            (b)   Borrower agrees that a notice received by it at least five
(5) days before the time of any intended public sale, or the time after which any private sale or other disposition of the Collateral is to be made, shall be deemed to be reasonable notice of such sale or other disposition. If permitted by applicable law, any perishable Collateral which threatens to speedily decline in value or which is sold on a recognized marked may be sold immediately by Lender without prior notice to Borrower. At any sale or disposition of Collateral, Lender may (to the extent permitted by applicable law) purchase all or any

                                     3 6
part of the Collateral, free from any right of redemption by Borrower, which right is hereby waived and released. At any sale or disposition of Collateral, Lender may (to the extent permitted by applicable law) purchase all or any part of the Collateral, free from any right of redemption by Borrower, which right is hereby waived and released. Borrower covenants and agrees not to interfere with or impose any obstacle to Lender's exercise of its rights and remedies with respect to the Collateral.

      Section 8.4. Nature of Remedies. Lender shall have the right to proceed against all or any portion of the Collateral to satisfy, in any order, (a) the liabilities and Obligations of Borrower to Lender, or (b) upon the occurrence of an Event of Default under the Secured Bridge Note dated January 13, 1997(as such Secured Bridge Note may be amended (by Allonge or otherwise), replaced or modified), the liabilities and obligations of Borrower to Lender thereunder, or (c) upon the occurrence of an Event of Default under the Loan and Security Agreement dated May 21, 1996 (the "Utah Loan Agreement"), the liabilities and obligations (as defined in the Utah Loan Agreement) of PHC of Utah, Inc. to Lender thereunder. All rights and remedies granted Lender hereunder and under any agreement referred to herein, or otherwise available at law or in equity, shall be deemed concurrent and cumulative, and not alternative remedies, and Lender may proceed with any number of remedies at the same time until the Loan, and all other existing and future liabilities and obligations of Borrower and PHC Utah to Lender, are satisfied in full. The exercise of any one right or remedy shall not be deemed a waiver or release of any other right or remedy, and Lender, upon the occurrence of an Event of Default, may proceed against Borrower, and/or the Collateral, at any time, under any agreement, with any available remedy and in any order."

                                  ARTICLE IX
                                MISCELLANEOUS
      Section 9.1. Expenses and Taxes.

            (a) Borrower agrees to pay, whether or not the Closing occurs, all out-of-pocket charges and expenses incurred by Lender (including without limitation the reasonable fees and expenses-of Lender's counsel) in connection with the negotiation, preparation and execution of each of the Loan Documents; provided, however that with respect to the period through and including the Closing, Borrower shall in no event be required to pay more than the following amounts incurred by Lender: (i) Six Thousand and no/100 Dollars ($6,000.00) in legal fees plus (ii) out-of-pocket charges and expenses. Borrower also agrees to pay all out-of pocket charges and expenses incurred by Lender (including the

                                     3 7
reasonable fees and expenses of Lender's counsel) in connection with the enforcement, protection or preservation of any right or claim of Lender and the collection of any amounts due under the Loan Documents.

            (b) Borrower shall pay all taxes (other than taxes based upon or measured by Lender's income or revenues or any personal property tax), if any, in connection with the issuance of the Note and the recording of the security documents therefor. The obligations of Borrower under this clause
(b) shall survive the payment of Borrower's indebtedness hereunder and the termination of this Agreement.

      Section 9.2. Entire Agreement; Amendments. This Agreement and the other Loan Documents constitute the full and entire understanding and agreement among the parties with regard to their subject matter and supersede all prior written or oral agreements, understandings, representations and warranties made with respect thereto. No amendment, supplement or modification of this Agreement nor any waiver of any provision thereof shall be made except in writing executed by the party against whom enforcement is sought.

      Section 9.3. No Waiver; Cumulative Rights. No waiver by any party hereto of any one or more defaults by the other party in the performance of any of the provisions of this Agreement shall operate or be construed as a waiver of any future default or defaults, whether of a like or different nature. No failure or delay on the part of any party in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to any party hereto at law, in equity or otherwise.

      Section 9.4. Notices. Any notice or other communication required or permitted hereunder shall be in writing and personally delivered, mailed by registered or certified mail (return receipt requested and postage prepaid), sent by telecopier (with a confirming copy sent by regular mail), or sent by prepaid overnight courier service, and addressed to the relevant party at its address set forth below, or at such other address as such party may, by written notice, designate as its address for purposes of notice hereunder:

              (a)   If to Lender, at:

                    HCFP Funding, Inc.
                    2 Wisconsin Circle, Ste 320 Chevy Chase, MD 20814

Attn:             John K. Delaney, President


              (b) If to Borrower, at:

              200 Lake Street, Suite 102 Peabody, MA 01960
                  Attn:    Ms. Paula Wurts, Chief Financial Officer
                  Telephone:      (508) 536-2777
                  Telecopier:     (508) 536-2677

                               With a copy to:

                  Willie J. Washington, Esq.
                  Choate, Hall & Stewart
                  Exchange Place
                  53 State Street
                               Boston, MA 02109
                  Telephone:      (617) 248-5000
                  Telecopier:     (617) 248-4000

If mailed, notice shall be deemed to be given five (5) days after being sent, if sent by personal delivery or telecopier, notice shall be deemed to be given when delivered, and if sent by prepaid courier, notice shall be deemed to be given on the next Business Day following deposit with the courier.

      Section 9.5. Severability, If any term, covenant or condition of this Agreement, or the application of such term, covenant or condition to any party or circumstance shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Agreement and the application of such term, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the parties hereto shall amend this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner.

      Section 9.6. Successors and Assigns. This Agreement, the Note, and the other Loan Documents shall be binding upon and inure to the benefit of Borrower and Lender and their respective successors and assigns. Notwithstanding the foregoing, Borrower may not assign any of its rights or delegate any of its obligations hereunder without the prior written consent of Lender, which may be withheld in its sole discretion. Lender may sell, assign, transfer, or participate any or all of its rights or obligations hereunder without notice to or consent of Borrower.


                                     3 9

      Section 9.7. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute but one instrument.

      Section 9.8. Interpretation. No provision of this Agreement or any other Loan Document shall be interpreted or construed against any party because that party or its legal representative drafted that provision. The titles of the paragraphs of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement. Any pronoun used in this Agreement shall be deemed to include singular and plural and masculine, feminine and neuter gender as the case may be. The words "herein," "hereof," and "hereunder" shall be deemed to refer to this entire Agreement, except as the context otherwise requires.

      Section 9.9. Survival of Terms. All covenants, agreements, representations and warranties made in this Agreement, any other Loan Document, and in any certificates and other instruments delivered in connection therewith shall be considered to have been relied upon by Lender and shall survive the making by Lender of the Loans herein contemplated and the execution and delivery to Lender of the Note, and shall continue in full force and effect until all liabilities and obligations of Borrower to Lender are satisfied in full.

      Section 9.10. Release of Lender. Borrower releases Lender, its officers, employees, and agents, of and from any claims for loss or damage resulting from acts or conduct of any or all of them, unless caused by Lender's recklessness, gross negligence, or willful misconduct.

      Section 9.11. Time. Whenever Borrower is required to make any payment or perform any act on a Saturday, Sunday, or a legal holiday under the laws of the State of Maryland (or other jurisdiction where Borrower is required to make the payment or perform the act), the payment may be made or the act performed on the next Business Day. Time is of the essence in Borrower's performance under this Agreement and all other Loan Documents.

      Section 9.12. Commissions. The transaction contemplated by this Agreement was brought about by Lender and Borrower acting as principals and without any brokers, agents, or finders being the effective procuring cause. Borrower represents that it has not committed Lender to the payment of any brokerage fee, commission, or charge in connection with this transaction. If any such claim is made on Lender by any broker, finder, or agent or other person, Borrower will indemnify, defend, and hold Lender harmless from and against the claim and will defend any action to recover on that claim, at Borrower's cost and expense, including Lender's counsel fees. Borrower further agrees that until any such claim or demand is adjudicated in Lender's favor, the amount demanded will be deemed a liability of Borrower under this Agreement, secured by the Collateral.

      Section 9.13. Third Parties. No rights are intended to be created hereunder or under any other Loan Document for the benefit of any third party donee, creditor, or incidental beneficiary of Borrower. Nothing contained in this Agreement shall be construed as a delegation to Lender of Borrower's duty of performance, including without limitation Borrower's duties under any account or contract in which Lender has a security interest.

      Section 9.14. Discharge of Borrower's obligations. Lender, shall have the right, if Borrower has previously failed to do so, upon reasonable notice to Borrower, to: (a) obtain insurance covering any of the Collateral as required hereunder; (b) pay for the performance of any of Borrower's obligations hereunder; (c) discharge taxes, liens, security interests, or other encumbrances at any time levied or placed on any of the Collateral in violation of this Agreement unless Borrower is in good faith with due diligence by appropriate proceedings contesting those items; and (d) pay for the maintenance and preservation of any of the Collateral. Expenses and advances shall be added to the Loan, until reimbursed to Lender and shall be secured by the Collateral. Such payments and advances by Lender shall not be construed as a waiver by Lender of an Event of Default.

      Section 9.15. Information to Participants. Lender may divulge to any participant it may obtain in the Loan, or any portion thereof, all information, and furnish to such participant copies of reports, financial statements, certificates, and documents obtained under any provision of this Agreement or any other Loan Document.

Section 9.16. Indemnity. Borrower hereby agrees to indemnify and hold harmless Lender, its partners, officers, agents and employees (collectively, "Indemniteell) from and against any liability, loss, cost, expense, claim, damage, suit, action or proceeding ever suffered or incurred by Lender (including reasonable attorneys' fees and expenses) arising from Borrower's failure to observe, perform or discharge any of its covenants, obligations,
agreements or duties hereunder, or from the breach    of any of the
representations or warranties contained
in Article IV hereof. In addition, Borrower shall defend Indemnitee against and save it harmless from all claims of any Person with respect to the Collateral.. Notwithstanding any contrary provision in this Agreement, the obligation of Borrower under this Section 9.16 shall survive the payment in full of the Obligations and the termination of this Agreement.

      Section 9.17. Choice of Law; Consent to Jurisdiction. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS AGREEMENT OR THE NOTE IS COMMENCED BY LENDER IN THE STATE OF MARYLAND OR FEDERAL COURT LOCATED IN THE STATE OF MARYLAND, BORROWER HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO THE BORROWER AT ITS ADDRESS DESCRIBED IN SECTION 9.4 HEREOF.

      Section 9.18. Waiver of Trial by Jury. BORROWER HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY BORROWER, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS AGREEMENT TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF BORROWERS WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, BORROWER HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO BORROWER THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

            IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first written above.

ATTEST:                             HCFP FUNDING, INC.
(Seal)                              a Delaware corporation

By:  __________________________     By:  _______________________
    Name:                                              Name:
    Title:                                            Title:




ATTEST:                                                 PHC OF MICHIGAN, INC.
            (Seal)                                               a Massachusetts
corporation



            By:                                 By:
            Name:                               Name:           Bruce A. Shear

Title:                          Title:     President

                               LIST OF EXHIBITS
Exhibit A - Form of Revolving Credit Note
Exhibit B - Form of Lockbox Agreement
Exhibit C - Form of Concentration Account Agreement
Exhibit D - Locations of Collateral
Exhibit E - Form of Legal Opinion

                              LIST OF SCHEDULES
Schedule 1.36 -       Permitted Liens
Schedule 4.1    Subsidiaries
Schedule  4.5    Litigation
Schedule  4.7    Tax Identification Numbers
Schedule  4.10    Taxes
Schedule 4.13 Non-Compliance with Law

Schedule 4.14 Environmental Matters

Schedule 4.l5 Places of Business

Schedule 4.16 Licenses
Schedule 4.17 Stock Ownership

Schedule 4.19 Borrowings and Guarantees

Schedule 4.21 Trade Names
Schedule  4.22    Joint Ventures
Schedule  7.12    Transactions with Affiliates


loanmici.phc

                            REVOLVING CREDIT NOTE


$1,500,000.00                                   February      1997

      For value received, the undersigned, PHC OF MICHIGAN, INC., a Massachusetts corporation (the "Borrower"), promises to pay, in lawful money of the United States, to the order of HCFP FUNDING, INC., a Delaware corporation ("Lender"), the principal sum of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00), or so much thereof as shall be advanced or readvanced and shall remain unpaid under the Loan established pursuant to that certain Loan and Security Agreement of even date herewith by and among the undersigned and Lender (the "Loan Agreement"), plus interest on the unpaid balance thereof, computed on a 360-day basis, at the rate per annum that is set forth in the Loan Agreement. All capitalized terms used herein, unless otherwise specifically defined in this Note, shall have the meanings ascribed to them in the Loan Agreement.

      This Note shall evidence the undersigned's obligation to repay all sums advanced by Lender from time to time under and as part of the Loan. The actual amount due and owing from time to time hereunder shall be evidenced by Lender's records of receipts and disbursements with respect to the Loan, which shall be conclusive evidence of that amount.

      Interest hereon shall be payable monthly, in arrears, on the first Business Day of each month hereafter (for the previous month). For purposes hereof, a "Business Day" shall mean any day on which banks are open for business in Maryland, excluding Saturdays and Sundays.

      This Note shall become due and payable upon the earlier to occur of (i) the expiration of the Term, or (ii) any Event of Default under the Loan Agreement, or any other event under any other Loan Documents which would result in this Note becoming due and payable. At such time, the entire principal balance hereof and all other fees, costs and expenses, if any, shall be due and payable in full. Lender shall thereupon have the option at any time and from time to time to exercise all of the rights and remedies set forth herein and in the other Loan Documents, as well as all rights and remedies otherwise available to Lender at law or in equity, to collect the unpaid indebtedness hereunder, and thereunder. This Note is secured by the Collateral, as defined in and described in the Loan Agreement.

      Whenever any principal and/or interest and/or fee hereunder shall not be paid when due, whether at the stated maturity or by acceleration, interest on such unpaid amounts shall thereafter be payable at a rate per annum equal to two percentage points above the stated rate of interest on this Note until such amounts shall be paid.

The undersigned and Lender intend to conform strictly to the applicable usury laws in effect from time to time during the term of the Loan. Accordingly, if any transaction contemplated hereby would be usurious under such laws, then notwithstanding any other provision hereof: (a) the aggregate of all interest that is contracted for, charged, or received under this Note or under any other Loan Document shall not exceed the maximum amount of interest allowed by applicable law, and any excess shall be promptly credited to the undersigned by Lender (or, to the extent that such consideration shall have been paid, such excess shall be promptly refunded to the undersigned by Lender); (b) neither the undersigned nor any other Person (as defined in the Loan Agreement) now or hereafter liable hereunder shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum interest permitted by applicable law; and (c) the effective rate of interest shall be reduced to the Highest Lawful Rate (as defined in the Loan Agreement). All sums paid, or agreed to be paid, to Lender for the use, forbearance, and detention of the debt of Borrower to Lender shall, to the extent permitted by applicable law, be allocated throughout the full term of this Note until payment is made in full so that the actual rate of interest does not exceed the Highest Lawful Rate in effect at any particular time during the full term thereof. If at any time the rate of interest under the Note exceeds the Highest Lawful Rate, the rate of interest to accrue pursuant to this Note shall be limited, notwithstanding anything to the contrary herein, to the Highest Lawful Rate, but any subsequent reductions in the Base Rate shall not reduce the interest to accrue pursuant to this Note below the Highest Lawful Rate until the total amount of interest accrued equals the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect. If the total amount of interest paid or accrued pursuant to this Note under the foregoing provisions is less than the total amount of interest that would have accrued if a varying rate per annum equal to the interest rate under this Note had been in effect, then the undersigned agrees to pay to Lender an amount equal to the difference between (a) the lesser of (i) the amount of interest that would have accrued if the Highest Lawful Rate had at all times been in effect, or (ii) the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect, and (b) the amount of interest accrued in accordance with the other provisions of this Note and the Loan Agreement.,

      This Note is the "Note" referred to in the Loan Agreement, and is issued pursuant thereto. Reference is made to the Loan Agreement for a statement of the additional rights and obligations of the undersigned and Lender. In the event of any conflict between the terms hereof and the terms of the Loan Agreement, the terms of the Loan Agreement shall prevail. All of the terms, covenants, provisions, conditions, stipulations, promises and agreements contained in the Loan Documents to be kept, observed and/or performed by the undersigned are made a part of this Note and are incorporated herein by this reference to the same extent and with the same force and effect as if they were fully set forth herein, and the undersigned promises and agrees to keep, observe and perform them or cause them to be kept, observed and performed, strictly in accordance with the terms and provisions thereof.

      Each party liable hereon in any capacity, whether as maker, endorser, surety, guarantor or otherwise, (i) waives presentment for payment, demand, protest and notice of presentment, notice of protest, notice of non-payment and notice of dishonor of this debt and each and every other notice of any kind respecting this Note and all lack of diligence or delays in collection or enforcement hereof, (ii) agrees that Lender and any subsequent holder hereof, at any time or times, without notice to the undersigned or its consent, may grant extensions of time, without limit as to the number of the aggregate period of such extensions, for the payment of any principal, interest or other sums due hereunder, (iii) to the extent permitted by law, waives all exemptions under the laws of the State of Maryland and/or any state or territory of the United States, (iv) to the extent permitted by law, waives the benefit of any law or rule of law intended for its advantage or protection as an obligor hereunder or providing for its release or discharge from liability hereon, in whole or in part, on account of any facts or circumstances other than full and complete payment of all amounts due hereunder, and (v) agrees to pay, in addition to all other sums of money due, all cost of collection and attorney's fees, whether suit be brought or not, if this Note is not paid in full when due, whether at the stated maturity or by acceleration.

      No waiver by Lender or any subsequent holder hereof of any one or more defaults by the undersigned in the performance of any of its obligations hereunder shall operate or be construed as a waiver of any future default or defaults, whether of a like or different nature. No failure or delay on the part of Lender in exercising any right, power or remedy hereunder (including, without limitation, the right to declare this Note due and payable) shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

      If any term, covenant or condition of this Note, or the application of such term, covenant or condition to any party or circumstance shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Note and the application of such term, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the undersigned shall cooperate with Lender to amend this Note so as to effect the original intent of the parties as closely as possible in an acceptable manner.

        No amendment, supplement or modification of this Note nor any waiver of any provision hereof shall be made except in writing executed by the party against whom enforcement is sought.

        This Note shall be binding upon the undersigned and its successors and assigns. Notwithstanding the foregoing, the undersigned may not assign any of its rights or delegate any of its obligations hereunder without the prior written consent of Lender, which may be withheld in its sole discretion.

        THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS NOTE IS COMMENCED BY LENDER IN THE STATE OF MARYLAND OR FEDERAL COURT LOCATED IN THE STATE OF MARYLAND, THE UNDERSIGNED HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO THE UNDERSIGNED AT ITS ADDRESS DESCRIBED IN SECTION 9.4 OF THE LOAN AGREEMENT.

        THE UNDERSIGNED HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY @ Y IS GIVEN KNOWINGLY AND VOLUNTARILY BY THE UNDERSIGNED, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS AGREEMENT TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF THE UNDERSIGNED'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, THE UNDERSIGNED HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO ANY BORROWER THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

     IN WITNESS WHEREOF, the undersigned have caused their authorized officers to execute this Note as of the date first above written.




ATTEST:                         PHC OF MICHIGAN, INC.
(Seal)                          a Massachusetts corporation


              By:                                 By:          11
              Name:                               Name:       Bruce A. Shear
              Title:                              Title:      President








Notemich.phc

Exhibit 10.111


                                   HCFP FUNDING, INC.
                                       ("LENDER")

                                  PHC OF MICHIGAN, INC.
                                      ( "BORROWER")
                            $1,500,000 REVOLVING CREDIT LOAN
                                CLOSING CHECKLIST/AGENDA
I.   LIST OF PARTIES:

LENDER: "L"

HCFP Funding,
Inc.........................................................(301)961-1640
           c/o HealthCare Financial Partners,
Inc.                                                FAX (301) 664-9860
           2 Wisconsin Circle, Suite 320
           Chevy Chase, MD 20815

           John K. Delaney, President
           Steven M. Curwin, Esq., General
Counsel                                                      (301) 664-9827
           Kanchan Deshmukh, Senior Legal
Assistant                                                  (301)664-9828


BORROWER: "B"


200 Lake Street.  Suite 102
Peabody, MA 01960
Attn:   Ms. Paula Wurts,  Chief Financial Officer

Telephone: (504) 291-2239
Telecopier:       (      ) ___-____

Bruce A. Shear,  President

BORROWER'S COUNSEL: "BC"
Willie J. Washington, Esq.
Choate, Hall & Stewart
Exchange Place
53 State Street
Boston, MA 02109
Telephone:  (617) 248-5000
Telecopler: (617) 248-4000


SEARCH COMPANY:

CT Corporation
17 South High Street
Columbus, OH 43215
Tel(800) 621-3216

II. PRE-SETTLEMENT AND LOAN DOCUMENTS:
RESPONSIBLE PARTY


X I. F/U UCC/Lien Searches ordered from CT

II. Provide copies to Borrower's Counsel to obtain and prepare necessary releases.

III.  Verify names


      A.   Research recording procedures and costs for
           each  jurisdiction:                                     LC


           1.    State of Michigan

               Recordation Tax on Receivables?  ______________________________
               Filing Fees: ________________________________________________
           2.  Macomb County, Michigan
               Recordation Tax on Receivables?  _______________________________
               Filing Fees:  ________________________________________________
           3.    State of Massachusetts
               Recordation Tax on Receivables?  ________________________________
               Filing Fees:  __________________________________________________
           4.    Peabody City, MA
                 Recordation Tax on Receivables? __________________________
                 Filing Fees:  ___________________________________________
_____      B.    Prepare Financing Statements and Exhibit A attached thereto

           _____ C.    Loan and Security Agreement with all Exhibits and
            LC/BC
                        Schedules Attached
                        Drafted  X       Final ___

            1.   Exhibits:

                 a.   Form of Revolving Credit Loan
                 b.   Form of Lockbox Agreement
                 C.   Locations of Collateral
                 d.   Form of Legal Opinion

              2.   Schedules:

                  a.    1.36 - Permitted Liens
                  b.    4.1 - List of Subsidiaries
                  C.    4.5 - Litigation
                  d.    4.13 - Non-Compliance with Law
                  e.    4.14 - Environmental Matters
                  f.    4.15 - Places of Business
                  g.    4.16 - Licenses
                  h.    4.17 - Stock Ownership
                  i.    4.19 - Borrowing and Guarantees
                  j.    4.21 - Trade Names
                  k.    4.22 - Joint Ventures
                  1.          7.12 - Transactions with Affiliates

     _____       D.     Revolving Credit Note                           LC
                        Drafted  X  Final ___

                  E.    Certificate of Validity                         LC
                        Drafted  X  Final ___

_____       F.      UCC-1 Financing Statements:
LC
    [Note:X  /  Drafted]


      1.    State of Massachusetts
            a.     PHC of Michigan, Inc. d/b/a Harbor Oaks
            Peabody City, MA
            a.    PHC of Michigan, Inc. d/b/a Harbor Oaks

_____ G.    Prepare Statement of Costs
LC
            a.    Commitment Fee

_____ H.      IRS Form 8821                       B/BC
_____ I.    Establishment of Lockbox and Concentration Account   B/L
_____ J.    Lockbox Agreement                                    B/L
_____ K.    Concentration Account Agreement                      B/L
  ____ L.    Receipt of Financial Statements                       B/L
_____ M.    Receipt of Certificate from Borrower's Chief
               Financial Officer                                  B/L
_____ N.    Evidence of Insurance                                 B/L
_____ 0.    Delivery of Releases                                 BC
_____ P.    Provide LC with tax identification numbers           B/BC
_____ Q.    UCC-1 Financing Statements to be signed               B
_____ R.    Amendment No. I to Loan and Security Agreement (Utah) B
 _____S.    Guaranty by PHC, Inc.                                 B
                                           5

_____   T.  First Allonge to Secured Bridge Note (Michigan)           B

111.    ORGANIZATIONAL DOCUMENTS:
                                                                        BC
        A.    Corporate Documents

        _____ 1.  Articles of Incorporation
        _____ 2.  Bylaws



_____ B.     Opinion  Letter                                     BC



Other:

      1. Procedures regarding funding, e.g. timing -- weekly, bi-weekly, monthly, etc., process -- detail provided via diskette, hard copy, modem, etc., and personnel -- respective client and HealthPartners contacts

      2.    Procedures regarding collection, e.g. lockbox

      3.    Client wiring instructions

                                                                  H:\w@ I
                                                              legal\chkist.phc

Exhibit 10.112

                 THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                OF JURY TRIAL


              UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") dated as of February_____, 1997 by PHC, INC., a Massachusetts corporation with its principal place of business at 200 Lake Street, Suite 102, Peabody, MA 01960, Attn: Ms. Paula Wurts, Chief Financial Officer (the "Guarantor") , in favor of HCFP FUNDING, INC., a Delaware corporation with its principal place of business at 2 Wisconsin Circle, Suite 320, Chevy Chase, MD 20815
Attn:    John K. Delaney, President (the "Lender").

                             W I T N E S S E T H

      WHEREAS, pursuant to a certain Loan and Security Agreement, dated as of the date hereof (as such agreement may from time to time be amended, modified or supplemented, the "Loan Agreement"), by and between PHC of Michigan, Inc. (the "Borrower") and Lender, Lender has agreed to make available to Borrower a revolving line of credit in the maximum aggregate principal amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00), or so much thereof as shall be advanced or readvanced from time to time and remain unpaid (the "Loan"); and

      WHEREAS, the Lender is willing to make the Loan under the Loan Agreement but only upon the condition, among others, that the Guarantor shall have executed and delivered to Lender this Guaranty.

      NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

      1. Unless otherwise defined herein, all capitalized terms used in this Guaranty shall have the respective meanings given them in the Loan Agreement.
     2. In order to induce Lender to execute and deliver the Loan Agreement and to make the Loan upon the terms and conditions set forth in the Loan Agreement, and in consideration thereof, the Guarantor hereby unconditionally and irrevocably guarantees to Lender and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of the Obligations, and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Loan Agreement.

     3. The Guarantor hereby waives notice of the acceptance of this Guaranty and of the extending of credit as above specified and the state of indebtedness of Borrower at any time, and expressly agrees to any extensions, renewals, accelerations or modifications of such credit or any of the terms thereof, and waives diligence, presentment, demand of payment, protest or notice, whether of nonpayment, dishonor, protest or otherwise of any document or documents and notice of any extension, renewal, modification or default and assent to the release, substitution or variation of any collateral which may at any time be held as security for any credit extended to Borrower, all without relieving the Guarantor of any liability under this Guaranty. The obligations of the Guarantor hereunder shall be an unconditional obligation to make prompt payment and performance to the Lender irrespective of the genuineness, validity, regularity or enforceability of any indebtedness or evidence of indebtedness of Borrower to Lender or of other circumstances which might otherwise under the laws of any jurisdiction constitute a legal or equitable discharge of a surety or a guarantor or a bar (in the nature of a moratorium or otherwise) to the enforcement of Lender's rights either (i) against Borrower on all or any part of its obligations or (ii) under this Guaranty.
     4. Notwithstanding any payment or payments made by the Guarantor hereunder or any setoff or application of funds of the Guarantor by the Lender, the Guarantor shall not be entitled to be subrogated to any of the rights of the Lender against the Borrower or any collateral security or guarantee or right of offset held by Lender for the payment or performance of the Obligations, nor shall the Guarantor seek any reimbursement from Borrower in respect of payments made by the Guarantor hereunder, until all amounts owing and any other performance due to Lender by Borrower for or on account of the Obligations are paid and satisfied in full. Upon such payment and satisfaction in full, the Guarantor shall be subrogated to all rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment and performance of the Obligations.
     5. Any indebtedness of Borrower now or hereafter owed to or held by Guarantor is hereby subordinated to the indebtedness of Borrower to Lender; and such indebtedness of Borrower to Guarantor if Lender so requests shall be collected, enforced and received-by Guarantor as trustee for Lender and be paid over to Lender on account of the indebtedness of Borrower to Lender but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Guaranty.

     6. This is intended to be and shall be construed as a continuing guarantee and shall remain in full force and effect and can be binding in accordance with and to the extent of its terms upon the Guarantor and its successors and assigns, and shall inure to the benefit of the Lender, and its successors, endorsees, transferees and assigns.

       7. In the event that all or any part of the obligations as aforesaid of Borrower to Lender are not paid when due, the Guarantor hereby guarantees that it will pay to the same Lender, upon demand therefor, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature which are now or may hereafter be imposed levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by the Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against the Borrower or any other guarantor or any security the Lender may have to obtain payment. Such payment will be made in immediately available funds to the Lender's office at 2 Wisconsin Circle, Suite 320, Chevy Chase, MD 20815, Attn: John K. Delaney, President, or at such other place as Lender may designate in writing.

      8. No failure to exercise and no delay in exercising, on the part of the Lender, any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise thereof, or the exercise of any other power or right. The rights and remedies herein provided are cumulative and not exclusive of any rights or remedies provided by law.

      9. Notice or demand to the parties hereto shall be sufficiently given if in writing and personally delivered, or mailed by registered or certified first class mail, postage prepaid, return receipt requested, or sent by commercial courier against receipt, or by telecopier (with a confirming copy sent by regular mail) to the party intended and at the address or addresses specified in the preamble to this Guaranty. Any party may designate a change of address by notice in writing to the other parties, such notice to be effective ten (10) days after mailing or delivery as herein provided.

      10. The Guarantor hereby represents, warrants, and covenants to Lender that:

(a) It is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has the corporate power and authority to own its property, conduct its business as now being conducted and to make and perform this Guaranty and the transactions contemplated hereby, and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature and extent of the business conducted by it, or property owned by it, and applicable law require such qualification, except where the failure so to qualify would not have a material adverse effect on the business, operations or financial position of Guarantor.

            (b) The execution, delivery and performance of this Guaranty have been duly authorized by all necessary corporate action and will not violate any provision of law or any order of any court or governmental agency or the certificate of incorporation or other incorporating documents or bylaws of Guarantor, or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which it is a party or by which it may be bound.

            (c) Except as disclosed to Lender in writing prior to the execution hereof, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor which, if adversely determined, would have a material adverse effect upon its financial condition or operations.

            (d) It is not in default under any provision of its certificate of incorporation or other incorporating documents, by-laws or stock provisions or any amendment of any thereof or of any indenture relating to borrowed money or agreement to which it is a party or by which it is bound or of any other indenture or of any order, regulation, ruling or requirement of a court or public body or authority by which it is bound which default would have a material adverse effect on the business, operations or financial position of Guarantor.

            (e) No license, consent or approval of, or filing with, any governmental body or other regulatory authority is required for the making and performance of this Guaranty or any instrument or transaction contemplated herein. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable it to engage in the business currently transacted by it, except such certificates and authorizations as to which the failure to do so hold would not, in the aggregate, have a material adverse effect on it.

      ii. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by the Lender.

      12. The obligations of the Guarantor under this Guaranty shall continue in full force and effect and shall remain in operation until all of the obligations shall have been paid in full or otherwise fully satisfied, and continue to be effective or be reinstated, as the case may be, if at anytime payment or other satisfaction of any of the Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of Borrower, or otherwise, as though such payment had not been made or other satisfaction occurred. No invalidity, irregularity or unenforceability by reason of applicable bankruptcy laws or any other similar law, or any law or order of any government or agency thereof purporting to reduce, amend or otherwise affect, the obligations, shall impair, affect, be a defense to or claim against the obligations of the Guarantor under the Guaranty.

        13. In addition to its guarantee of Borrower's payment of the Obligations and Borrower's performance of all covenants, obligations and agreements contained in the Loan Documents, the Guarantor shall pay all costs and expenses (including reasonable attorney's fees) paid or incurred by the Lender in connection with the enforcement of this Guaranty.

        14. The Guarantor hereby agrees to execute any and all further documents, agreements, and instruments, and take all further actions, which the Lender shall reasonably request in order to effectuate the effect or further preserve, evidence, perfect or protect the rights purported to be created in favor of Lender hereunder.

        15. The Guarantor hereby assumes responsibility for keeping itself informed of the financial condition of the Borrower, and any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Obligations and of all other circumstances bearing upon the risk of nonpayment of the Obligations or any part thereof that diligent inquiry would reveal, and the Guarantor hereby agrees that the Lender shall have no duty to advise the Guarantor of information known to the Lender regarding such condition or any such circumstances. In the event the Lender, in its sole discretion, undertakes at any time or from time to time to provide any such information to the Guarantor, the Lender shall be under no obligation (i) to undertake any investigation not a part of its regular business routine, (ii) to disclose any information which, pursuant to accepted or reasonable commercial finance practices, the Lender wishes to maintain confidential, or (iii) to make any other or future disclosures of such information or any other information to the undersigned.

      16.   This Guaranty may be executed in one or more  counterpart  copies,
  each of which shall be an original and all of which together    shall
  constitute one and the same instrument, and it is not necessary that all parties, signatures appear on each counterpart.

        17. If any term, covenant or condition of this Guaranty, or the application of such term, covenant or condition to any party or circumstance shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Guaranty and the application of such term, covenant, or condition to parties or
  circumstances   other  than  those  as  to  which  it  is  held  invalid  or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the parties hereto shall amend this Guaranty so as to effect the original intent of the parties as closely as possible in an acceptable manner.

      18. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE OF MARYLAND OR FEDERAL COURT LOCATED IN THE STATE OF MARYLAND, THE GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO THE GUARANTOR AT THE ADDRESS SET FORTH IN THE PREAMBLE TO THIS GUARANTY.

  19. THE GUARANTOR HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY THE GUARANTOR, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY
  AUTHORIZED AND REQUESTED TO SUBMIT THIS GUARANTY TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF THE GUARANTOR'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, THE GUARANTOR HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO GUARANTOR THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be executed as of the date first written above.

ATTEST:                             PHC, INC.,
                                    a Massachusetts corporation


                                    ________________________________(SEAL)
                                    Name:
                                    Title:








guarmich.phc

Exhibit 10.113

                                $1,000,000.00






                AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT
                              dated May 21, 1996
                                by and between
                              PHC OF UTAH, INC.
                                     and
                              HCFP FUNDING, INC.







                                       February 1 1997

                AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT

THIS AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT ("Amendment No. 1") is made as of this day ______ of February, 1997, by and between PHC OF UTAH, INC., a Massachusetts corporation ("Borrower") and HCFP FUNDING, INC., a Delaware corporation (successor-in-interest to HealthPartners Funding, L.P.) ("Lender")

                                   Recitals

      A. Pursuant to that certain Loan and Security Agreement dated May 21, 1996 by and between Borrower and Lender (the "Loan Agreement"), the parties have established certain financing arrangements that allow Borrower to borrow funds from Lender in accordance with the terms and conditions set forth in the Loan Agreement.

      B. Pursuant to that certain Secured Bridge Note dated as of January 13, 1997, as modified by allonge as of even date herewith, by and between Lender and PHC of Michigan, Inc. ("PHC Michigan"), a Massachusetts corporation that is an Affiliate of Borrower (the "Michigan Bridge Note"), Lender agreed to provide financing to Michigan of Four Hundred Thousand and No/100 Dollars ($400,000.00) .

      C. Simultaneous with the execution of this Amendment No. 1 Lender is entering into that certain Loan and Security Agreement with PHC of Michigan, Inc., a Massachusetts corporation that is an Affiliate of Borrower, pursuant to which Lender has agreed to provide financing to PHC Michigan up to a maximum loan amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00) (the "Michigan Loan Agreement").

      C. The parties now desire to amend the Loan Agreement simultaneously with the execution and delivery of the Michigan Loan Agreement, in accordance with the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of the premises set forth above, the terms and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender and Borrower have agreed to the following amendments to the Loan Agreement. Capitalized terms defined in the Loan Agreement which are used herein shall have the same meanings set forth in the Loan Agreement unless otherwise specified herein.

      1. Amendment to Loan Agreement. Effective as of the date of this Amendment No. 1, and subject to the satisfaction of each of the conditions precedent set forth in Section 2 below, the Loan Agreement is hereby amended as follows:

      1.01. Section 3.1 of the Loan Agreement is hereby amended to provide that the Collateral shall also serve as further security for the payment and performance of the obligations of (x) PHC Michigan under the Michigan Bridge Note, and (y) PHC Michigan under the Michigan Loan Agreement.

      1.02. Section 8.1 of the Loan Agreement (Events of Default) is hereby amended to add the-following clause:

            (u) An Event of Default shall have occurred under the Loan and Security Agreement (as such Loan and Security Agreement may be amended, replaced or modified) by and between PHC of Michigan, Inc. (an Affiliate of Borrower) and Lender.

            (v) An Event of Default shall have occurred under the Secured Bridge Note dated January 13, 1997 (as such Secured Bridge Note may be amended (by Allonge or otherwise), replaced or modified) executed by PHC of Michigan, Inc. in favor of Lender.

      1.03. Section 8.4 of the Loan Agreement is amended in its entirety to read as follows:

      "Section 8.4. Nature of Remedies. Lender shall have the right to proceed against all or any portion of the Collateral to satisfy, in any order, (a) the liabilities and Obligations of Borrower to Lender, or (b) upon the occurrence of an Event of Default under the Michigan Bridge Note, the liabilities and obligations of PHC Michigan to Lender thereunder, or (c) upon the occurrence of an Event of Default under the Michigan Loan Agreement, the liabilities and obligations (as defined in the Michigan Loan Agreement) of PHC Michigan to Lender thereunder. All rights and remedies granted Lender hereunder and under any agreement referred to herein, or otherwise available at law or in equity, shall be deemed concurrent and cumulative, and not alternative remedies, and Lender may proceed with any number of remedies at the same time until the Loan, and all other existing and future liabilities and obligations of Borrower and PHC Michigan to Lender, are satisfied in full. The exercise of any one right or remedy shall not be deemed a waiver or release of any other right or remedy, and Lender, upon the occurrence of an Event of Default, may proceed against Borrower, and/or the Collateral, at any time, under any agreement, with any available remedy and in any order."

      1.04. In connection with the execution and delivery of this Amendment No. 1, Borrower hereby acknowledges and agrees that all references to the "Loan Agreement" in that certain Revolving Credit Note dated May 21, 1996 executed by Borrower in favor of Lender, in the maximum principal amount of $1,000,000.00, shall be deemed to refer to the Loan Agreement and this Amendment No. 1.

1.05  For all purposes of the Loan Agreement,  Lender's  address  contained in
Section 9.4 of the Loan Agreement is hereby changed to the following:

                  HCFP Funding, Inc. 2 Wisconsin Circle Suite 320
                  Chevy Chase, MD 20815
                  Attn:    John K. Delaney, President
                  Telephone:  (301) 961-1640
                  Telecopier:(301) 664-9860

      2. Conditions to Effectiveness. The obligation of Lender to enter into and perform this Amendment No. 1 is subject to the following conditions precedent:

            (a) Lender shall have received two (2) originals of this Amendment No. 1.

            (b) PHC Michigan shall have satisfied all conditions precedent set forth in Section 5.1 of the Michigan Loan Agreement.

            (c)   Borrower   shall  have   complied   and  shall  then  be  in
compliance with all the terms, covenants and conditions of the Loan Documents.

            (d) There shall have occurred no Event of Default and no event which, with the giving of notice or the lapse of time, or both, could constitute such an Event of Default.

      3. Representations and warranties of Borrower. The Borrower represents and warrants as follows:

            (a) This Amendment No. 1 constitutes the legal, valid and binding obligation of Borrower and is enforceable against Borrower in accordance with its terms.

            (b) Upon the effectiveness of this Amendment No. 1, Borrower hereby reaffirms all covenants, representations and warranties made in the Loan Agreement and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment No. 1.

      4.    Reference to the Effect on the Loan Agreement.

            (a) Upon the effectiveness of Section 1 hereof, on and after the date hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of similar import shall mean and be a reference to the Loan Agreement as amended hereby.

            (b) Except as specifically amended above, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

            (c) The execution, delivery and effectiveness of this Amendment No. 1 shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments and agreements executed or delivered in connection therewith.

      5. Governing Law. This Amendment No. 1 shall be governed by and construed in accordance with the laws of the State of Maryland.

      6. Headings. Section headings in this Amendment No. 1 are included herein for convenience of reference only and shall not constitute a part of this Amendment No. 1 for any other purpose.

      7.    Counterparts.   This   Amendment   No.  1  may  be   executed   in
counterpart,   and  both  counterparts  taken  together  shall  be  deemed  to constitute one and the same instrument.

            IN WITNESS WHEREOF, the parties have caused this AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT to be executed as of the date first written above.

ATTEST:                             HCFP FUNDING, INC.
(Seal)                              a Delaware corporation

By:  __________________________     By:  ___________________________________
                                    Name:
                                    Title:

ATTEST:
(Seal)                              PHC OF UTAH, INC.
                                    a Massachusetts corporation

By:  ____________________________   BY:  __________________________________
Name:                               Name:
Title:                              Title:


amdmutah.phc

                                     Schedule 1.36

Permitted Liens:                     None


                                     Schedule 4.1

Subsidiaries: (BAS1)                 None

                                     Schedule 4.5

Litigation: (TM2)                    None

                                     Schedule 4.7

Tax Identification Numbers:          04-3232990

                                     Schedule 4.10

Tax Liability: (PW3)                 None

                                     Schedule 4.13

Non-Compliance with Law: (BAS/RB4)   None

                                     Schedule 4.14

Environmental Matters: (RIB/BAS5)    None

                                     Schedule 4.15

Places of Business: (RB6)            35031 Twenty Three Mile
                                     Road
                                     New Baltimore, MD 48047


     * Additional records kept at Corporate Office at 200 Lake Street, Suite 102, Peabody, MA 01960

                                                Schedule 4.16

Licenses: (RB8)                      State of Michigan Department of
                                     Commerce Psychiatric License
                                     Substance Abuse License Resident
                                     License

                                     Schedule 4.17

Stock Ownership: (TM9)               PHC, Inc. 100%

                                     Schedule 4.19

Borrowing and Guarantees:
     INAC (finance for insurance
premium)
                                     Schedule 4.21
Trade Name: (RB 11)                  Harbor Oaks Hospital
                                     Schedule 4.22
Joint Ventures: (BAS12)              None
                                     Schedule 7.12
Transaction with Affiliates:         None