Form 10QSB/A
period 1996-12-31
PHC INC /MA/
filed 1997-02-25
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-QSB/A

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

The filing date for the second quarter 10-QSB of Fiscal Year 1997 was February 14, 1997. This date was inadvertently omitted.



Item 6 (a) Exhibit and Item 6 (b) Reports on Form 8-K were filed correctly on Form 10-QSB for the second quarter Fiscal Year 1997.

On the Edgarized portion following the signature page, Item 6(a) Exhibits was missing Exhibit numbers 10.110 through 10.113. These exhibits were filed with the Edgarized version, only the itemized listing of exhibit numbers was incomplete.

On the Edgarized portion following the signature page, Item 6 (b), stated "No Form 8Ks were filed". This wording is incorrect. A form 8-K was filed on November 5, 1996 and December 20, 1996 as correctly stated in the 10-QSB. The corrected list follows:

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits
              4.15 Form of Warrant Agreement issued to Alpine Capital Partners,
                   Inc. to purchase 25,000 Class A Common shares dated October 7, 1996.
              4.16 Stock Exchange Agreement by and between PHC, Inc.  and
                   Psychiatric & Counseling Associates of Roanoke, Inc.


            10.103 Secured Bridge Note in the principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 13, 1997.
            10.104 Guaranty by PHC, Inc. for Secured Bridge Note in principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 17, 1997.
            10.105 First Amendment to Lease Agreement and Option Agreement by
                   and between NMI Realty, Inc. and PHC of Rhode Island, Inc. dated December 20, 1996.
            10.106 Mortgage by and between PHC of Michigan, Inc. and HCFP
                   Funding , Inc. date dated January 13, 1997 in the amount of $2,000,000.
            10.107 A   Employment Agreement  for Dr. Himanshu Patel; Employment
                   Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreements
            10.108 Plan of  Merger  by and between Pioneer Counseling of
                   Virginia, Inc. and Psychiatric & Counseling Associates of Roanoke, Inc.
            10.109 Sales Agreement by and between Dillon & Dillon Associates and
                   Pioneer Counseling of Virginia Inc. for building and land located at 400 East Burwell St., Salem Virginia in the amount of $600,000.
            10.110 Loan  Loan and Security Agreement by and between PHC of
                   Michigan, Inc. and HCFP Funding, Inc.in the amount of $1,500,000.
            10.111 Revolving Credit Agreement by and between HCFP and PHC of
                   Michigan, Inc. in the amount of $1,500,000.
            10.112 Unconditional Guaranty of Payment and Performance by and
                   between PHC, Inc. in favor of HCFP.
            10.113 Amendment number 1 to Loan and Security Agreement dated May
                   21, 1996 by and between PHC of Utah, Inc. and HCFP Funding providing collateral for the PHC of Michigan Inc. Loan and Security Agreement


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


                                    PHC, Inc. Registrant


Date: February 25, 1997             /s/ Bruce A. Shear
                                    Bruce A. Shear
                                    President
                                    Chief Executive Officer

Date: February 25, 1997             /s/ Paula C. Wurts
                                    Paula C. Wurts
                                    Controller
                                    Assistant
Treasurer