Form 10QSB
period 1997-03-31
PHC INC /MA/
filed 1997-05-14
CIK 915127

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-QSB

(Mark
One)

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


 Commission file number     0-23524


                                    PHC, INC.
                                    ---------

      (Exact name of small business issuer as specified in its charter)

           Massachusetts                        04-2601571
           -------------                        ----------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

200 Lake Street, Suite 102, Peabody MA                 01960
--------------------------------------                 -----
 Address of principal executive offices)              (Zip Code)

                  508-536-2777
                  ------------
            (Issuer's telephone number)


(Former Name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No__X___ In a no action letter, the U. S. Securities and Exchange Commission indicated that the company's failure to file a report on Form 8-K in connection with its acquisition of Behavioral Stress Centers, Inc. in November 1, 1996 will not preclude stockholders from selling under Rule 144.

Applicable only to corporate issuers
 Number of shares outstanding of each class of common equity, as of April 30, 1997:
      Class A Common Stock    2,646,884
      Class B Common Stock      731,348
      Class C Common Stock      199,816

 Transitional Small Business Disclosure Format
 (Check one):
 Yes     No   X

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - March 31, 1997 and June 30, 1996.

           Condensed Consolidated Statements of Operations - Three months ended March 31, 1997 and March 31, 1996; Nine months ended March 31,1997 and March 31, 1996.

           Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 1997 and March 31, 1996.

           Notes to Condensed Consolidated Financial Statements - March 31,
           1997.

Item 2.    Management's Discussion and Analysis or Plan of Operation



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION                 PHC Inc. and Subsidiaries
   Item 1 Financial Statements                    CONSOLIDATED BALANCE SHEETS

                                                    March 31       June 30
                                                      1997           1996
ASSETS                                            (Unaudited)
Current assets:
Cash............................................  $   59,846     $  293,515
   Accounts receivable, net of allowance for
   bad debts of 1,563,824 at March 31,
   1997 and 1,492,983 at June 30 1996...........  12,352,515      8,866,065
   Prepaid expenses.............................     567,996        259,893
   Other receivables and advances...............   1,582,293         66,513
   Deferred Income Tax Asset....................     515,300        515,300
                                                  ----------     -----------
   Total current assets.........................  15,077,950     10,001,286
Accounts Receivable, Non Current................   2,201.645        740,000
Loan Receivable.................................     126,305        113,805
Property and equipment, net.....................   7,857,904      7,884,063
Deferred income taxes...........................     154,700        154,700
Deferred financing costs, net of amorization....     773,936        702,948
Goodwill, net of accumulated amortization.......     891,690        709,573
Other assets....................................     972,783        454,160
Net assets of dicontinued operation.............         ---         56,682
                                                  ----------     -----------

   Total Assets.................................  28,056,913     20,817,217
                                                  ----------     -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................   3,942,009      3,127,052
   Notes payable--related parties...............      51,600         56,600
   Current maturities of long term debt.........   1,892,220        403,894
   Current portion of obligations under capital
   leases.......................................     118,591         88,052
   Accrued payroll, payroll taxes and benefits..     712,201        715,515
   Accrued expenses and other liabilities.......     513,682        738,784
                                                   ----------     ---------
   Total Current liabilities....................   7,230,303      5,129,897
                                                   ----------     ---------
Long-term debt..................................   8,973,081      7,754,262
Obligations under capital lease.................   1,585,958      1,468,475
Notes payable related parties...................      23,696         47,394
7% Convertible Debentures (3,125,000 less          2,656,250            ---
   discount 468,750)............................  ----------     ----------
   Total noncurrent liabilities.................  13,238,985      9,270,131
                                                  ----------     ----------
   Total liabilities............................  20,469,288     14,400,028
                                                  ----------    -----------
Minority Interest in Consolidated Subsidiary....          20            ---
                                                  ----------    -----------
Stockholders' Equity:
   Preferred stock, $.01 par value; 1,000,000
   shares authorized, none issued...............         ---            ---
   Class A common stock, $.01 value; 20,000,000
   shares authorized, 2646,884 and 2,293,568
   issued March 1997 and June 1996..............      26,468         22,936
   Less:  Treasury Stock (8,656 shares at par)..         (87)           ---
                                                   ----------     ----------
   Class A common stock, 2,638,228 and 2,293,568
   outstanding March 1997 and June 1996...........    26,381         22,936
   Class B common stock, $.01 par value; 2,000,000
   shares authorized, 731,348 and 812,127 shares
   issued March 1997 and June, 1996, convertible
   into one share of Class A common stock.........     7,314          8,122
   Class C common stock, $.01 par value; 200,000
   shares authorized  same as above and 199,816s
   shares issued March 1997 and June 1996.........     1,998          1,998

Additional paid-in capital.......................   9,039,565     8,078,383
   Notes receivable related to purchase of 31,000
   shares of Class A common stock................         ---       (63,928)
   Accumulated Deficit...........................  (1,487,653)   (1,630,322)
                                                   ----------    -----------
   Total Stockholders'Equity.....................   7,587,605     6,417,189
                                                   ----------    -----------
Total Liabilities & Stockholders' Equity.........  28,056,913    20,817,217
                                                  -----------    -----------
               See Notes to Consolidated Financial Statements

                          PHC INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
                                          March 31             March 31
                                     1997       1996      1997          1996


Revenues:
  Patient Care, net............   7,215,386  6,567,335  19,472,446   15,935,970
  Management Fees..............     402,187     63,599     806,122      164,844
                                   ---------  --------- -----------   ----------
          Total revenue........   7,617,573  6,630,934  20,278,568   16,100,814
                                   ---------  --------- -----------   ----------
Operating expenses:
  Patient care expenses........   4,067,634  3,276,949  10,492,750    8,893,030
  Administrative expenses......   2,986,741  2,966,822   8,478,923    6,589,688
  Contract expenses............      92,200     31,671     232,098       93,673
                                   ---------  --------- -----------   ----------
   Total operating
     expenses..................   7,146,575  6,275,442  19,203,771   15,576,391
                                   ---------  --------- -----------   ----------


Income from operations..........    470,998    355,492   1,074,797      524,423
                                   ---------  --------- -----------   ----------
Interest income.................     73,457      4,225     106,788       10,787
Startup Cost Nursing Facility           ---        ---         ---     (128,313)
Other income....................    122,005     46,282     337,944      141,744
Interest expense................   (558,561)  (260,264) (1,318,226)    (629,988)
Gain from operations
  held for sale.................        ---      1,136      36,478       18,819
                                   ---------  --------- -----------   ----------
  Total other income(expense)...   (363,099)  (208,621)   (837,016)    (586,951)
                                   ---------  --------- -----------   ---------

Income (loss) before Provision
  for Taxes.....................    107,899    146,871     237,781      (62,528)
Provision for Income Taxes......     42,971        ---      95,112          ---
                                   ---------  --------- -----------   ----------
NET INCOME (LOSS)...............     64,928    146,871     142,669      (62,528
                                   ---------  --------- -----------   ----------
Net Income (Loss) per share.....        .02        .05         .05         (.02)

Weighted average number of shares
outstanding.....................  3,354,940  2,783,505   3,170,222    2,539,800

                See Notes to Consolidated Financial Statements

                                PHC INC.  AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    For the Nine Months Ended
                                                       March 31       March 31
                                                         1997           1996
Cash flows from operating activities
   Net income(loss).................................    142,669        (62,528)
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization....................    456,215        352,231
   Increase in accounts receivable.................. (3,553,085)    (3,139,612)
   Increase in prepaid expenses and other current
   assets...........................................   (308,103)      (209,329)
   (Increase) Decrease in other assets..............    102,704        (31,971)
   Decrease in net assets of operations held for
   sale.............................................     56,682        107,094
   Increase in accounts payable.....................    486,649         49,769
   Increase in accrued and withheld taxes...........        ---         13,910
   Increase (decrease) in accrued expenses and
   other liabilities................................   (174,508)       155,637
                                                      ----------     ----------
Net cash used in operating activities............... (2,790,777)    (2,764,799)
                                                      ----------     ----------
Cash flows from investing activities
  Acquisition of property and equipment.............   (359,372)    (1,530,567)
  Costs related to business acquisition.............   (945,116)      (575,000)
  Loan Receivable................................... (2,923,290)           ---
                                                      ----------     ----------
Net cash used in investing activities............... (4,227,778)    (2,105,567
                                                    ------------    ----------
Cash flows from financing activities
  Issuance of Common Stock..........................  1,027,854      2,274,501
  Acquisition of Common Stock.......................        (87)           ---
  Net debt activity.................................  3,100,869      2,091,679
  Convertible debt..................................  2,656,250            ---
                                                      ----------     ----------
Net cash provided by financing activities...........  6,784,886      4,366,180
                                                      ----------     ----------
NET INCREASE (DECREASE) IN CASH                        (233,669)      (504,186)
Beginning cash balance..............................    293,515        586,738
                                                      ----------     ----------
ENDING CASH BALANCE                                      59,846         82,552
                                                      ----------     ----------
                  See Notes to Consolidated Financial Statements

                                  PHC, Inc.

                          PHC, INC. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1997


Note A - The Company

     PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan, out-patient psychiatric centers in Nevada, Kansas, Michigan and Virginia and a long-term care facility in Massachusetts. PHC also manages a psychiatric practice in New York through BSC-NY, Inc. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned except as noted below (collectively the "Company"):

     PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island , Inc. ("PHRI") provide treatment of addictive disorders and chemical dependency. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. PHC of Michigan, Inc. ("PHM"), operates
Harbor Oaks  Hospital.  PHM  provides  inpatient  psychiatric  care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates Harmony Healthcare which was purchased on November 1, 1995. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. ("PHK"), operates Total Concept EAP which was purchased on March 15, 1996. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. North Point-Pioneer, Inc. ("NPP"), operates six outpatient behavioral health centers under the name of Pioneer Counseling Centers. Four of the centers were purchased on August 31, 1996 for $110,000 and 15,000 shares of PHC, Inc. Class A Common Stock. The other two centers were purchased on September 6, 1996 for $150,000. STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has systematically phased out its day care center operations and the operating results of STL and its net assets have been classified as "operations held for sale" in the Condensed Consolidated Financial Statements. On November 1, 1996, BSC-NY, Inc. ("BSC"), a newly formed wholly owned subsidiary of the company, merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A Common Stock to the former owners of Behavioral Stress Centers, Inc. At the closing Perlow Physicians, P.C. acquired certain assets of Clinical Associates for $1,500,000 and notes for $750,000 issued to the former owners of Behavioral Stress Centers, Inc. BSC-NY, Inc. is the provider of management, administrative and billing services to Perlow Physicians, P.C. On January 17, 1997 with an effective date of January 1, 1997 PHC, Inc. entered into a Stock Exchange agreement with Psychiatric & Counseling Associates of Roanoke, Inc. consisting of the private practices of two psychiatrists in the Roanoke, Virginia area, Dr. M. Patel and Dr. H. Patel. In this agreement, in exchange for 64,500 shares of PHC, Inc. Class A common stock, PHC, Inc. received 80% of the outstanding common stock of Psychiatric & Counseling Associates of Roanoke, Inc. Concurrent with this agreement Psychiatric & Counseling Associates of Roanoke, Inc. was merged into Pioneer Counseling of Virginia, Inc., ("PCV") which, prior to the merger, was a wholly-owned subsidiary of PHC, Inc. Pioneer Counseling of Virginia, Inc. is now owned 80% by PHC, Inc., 10% by Dr. H. Patel and 10% by Dr. M. Patel and operates a psychiatric practice in the Roanoke, Salem and Blacksburg area of Virginia.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The accompanying financial statements should be read in conjunction with the June 30, 1996 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 4, 1996.

Note C - Subsequent Events

     On April 15, 1997, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. With this Registration Statement the Company seeks to register the underlying securities of the Convertible Debentures to Seacrest Capital Limited and Infinity Investors Limited and warrants issued to Alpine Capital Partners, Inc. in the same transaction as reported on Form 8-K filed on November 5, 1996. In addition to these securities, the Company is also seeking to register securities and warrants issued by the Company over the past year as listed in the Form SB-2 filing for a total of 2,130,000 shares of Class A Common stock issued and issuable upon conversion of the debentures and exercise of the warrants.

Item 2.     Management's Discussion and Analysis or Plan of Operation




                          PHC, INC. and Subsidiaries
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



Results of Operations

     Net patient care revenue increased 9.8% to $7,215,386 for the three months ended March 31, 1997 from $6,567,335 for the three months ended March 31, 1996. This increase in revenue is due primarily to the acquisition of Pioneer Counseling Centers in September 1996, Behavioral Stress Centers in November 1996 and Pioneer Counseling of Virginia in January 1997.

     Net patient care revenue for the psychiatric and substance abuse facilities increased to $5,932,855 for the quarter ended March 31, 1997 from $4,824,603 for the same period in 1996. This increase in revenue is due primarily to the newly acquired psychiatric treatment facilities in Nevada, Kansas, Michigan and Virginia. This does not include the management fees of $194,537 as a result of the New York acquisition. Net Patient care revenue for the long term care facility decreased to $1,282,531 for the three months ended March 31, 1997 from $1,742,732 for the same period in 1996 due to an admission restriction placed on the facility by the Department of Public Health. The problems cited by the Department of Public Health have been corrected and admissions are now being accepted without restriction.


Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable increased during the quarter ended March 31, 1997 by 9.8%, approximately $1,200,000, resulting in cash used in operations during the quarter of approximately $755,078. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     The Company believes that it has the necessary liquidity and capital resources and contingent funding commitments to sustain existing operations for the foreseeable future. The Company also intends to expand its operations through the acquisition or establishment of additional behavioral healthcare related businesses. The Company's expansion plans will be dependent upon obtaining adequate financing as such opportunities arise.

PART II.    OTHER INFORMATION



Item 1.  Legal Proceedings.

     The Company received a notice from Pioneer Health Care, Inc., a Massachusetts non-profit corporation demanding that the Company discontinue use of its PIONEER HEALTHCARE trademark upon the grounds that the mark infringes the rights of Pioneer Health Care, Inc. under applicable law. Pioneer Health Care, Inc. threatened to proceed with the necessary legal action to prevent the Company from using the PIONEER HEALTHCARE mark, and to seek a cancellation of the registration that has been issued by the U.S. Patent Trademark Office (the"PTO") to the Company for the PIONEER HEALTHCARE mark, unless the Company complied with this demand. The Company refused to comply with this demand, whereupon Pioneer Health Care, Inc. filed a petition in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark. The Company thereupon commenced litigation in the United States District Court for the District of Massachusetts seeking a declaratory judgment that its use of the PIONEER HEALTHCARE trademark does not infringe any rights of Pioneer Health Care, Inc. under applicable law, and that it has the right to maintain its registration of that mark. Pioneer Health Care, Inc. has filed a counterclaim in that litigation seeking injunctive and monetary relief against the Company upon claims of trademark infringement, trademark dilution and unfair competition. The Company is defending itself vigorously against those claims. Proceedings upon the petition filed by Pioneer Health Care, Inc. in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark have been stayed pending the resolution of the litigation between the parties. Although the Company regards Pioneer Health Care, Inc.'s counterclaims as being without merit, an adverse decision could result in money damages against the Company and required discontinuance by the Company of the PIONEER HEALTHCARE mark could result in costs to the Company which could have a material adverse effect on the Company.

     In January 1996, the Company received notice that Mullikin Medical Center, A Medical Group, Inc., located in Artesia, California, filed a petition with the PTO seeking cancellation of the registration of the PIONEER HEALTHCARE mark. This cancellation proceeding has been suspended pending the outcome of the litigation described above.

     On or about November 25, 1996, the Company was named as a defendant in a complaint filed by Bentley Associates, L.P. in the Supreme Court of the State of New York (Civil Action No. 605870/96). The complaint arose out of an alleged breach of contract between Bentley Associates, L.P. and Behavioral Stress Center, Inc. for unpaid advisory fees. The complaint sought compensatory damages and other equitable relief. On January 15, 1997, the company filed a motion seeking dismissal from the litigation which was granted on April 28, 1997 by order of the Court.



Item 5.   Other Information

     On April 15, 1997, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. With this Registration Statement the Company seeks to register the underlying securities of the Convertible Debentures to Seacrest Capital Limited and Infinity Investors Limited and warrants issued to Alpine Capital Partners, Inc. in the same transaction as reported on Form 8-K filed on November 5, 1996. In addition to these securities, the Company is also seeking to register securities and warrants issued by the Company over the past year as listed in the Form SB-2 filing for a total of 2,130,000 shares of Class A Common stock issued and issuable upon conversion of the debentures and exercise of the warrants.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            Exhibit No.       Description

             3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts on January 28, 1997

       (b)  Reports on Form 8-K

            On April 9, 1997, the Company filed a Current Report on Form 8-K regarding the Department of Public Health citing the Company's Franvale Nursing and Rehabilitation Center ("Franvale") for

 deficiencies.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                  PHC, INC.


                                     By:  /s/ Bruce A. Shear
Date:    May 14, 1997                   Bruce A. Shear, President and
                                        Chief Executive Officer



Date:    May 14, 1997                By:  /s/ Paula C. Wurts
                                        Paula C. Wurts
                                        Controller, Assistant Treasurer

Exhibit Index

Exhibit No.                       Description

       3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts on January 28, 1997

          27 Financial Data Schedule