Form 10-Q/A
period 1996-12-31
PHC INC /MA/
filed 1997-06-12
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                Form 10-QSB/A-2

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

     The Financial Statements as orginally filed have been adjusted to properly account for warrants issued in connection with financing and services rendered.

PART I.  FINANCIAL INFORMATION                       PHC INC. AND SUBSIDIARIES
         Item 1 Financial Statements               CONSOLIDATED BALANCE SHEETS

                                                   Dec. 31            June 30
                                                     1996               1996
ASSETS                                            (Unaudited)
Current assets:
Cash...........................................     290,253          $293,515
   Accounts receivable, net of allowance
   for bad debts of 1,517,586 at Dec. 31,
    1996 and 1,492,983 at June 30, 1996........  10,529,186         8,866,065
   Prepaid expenses............................     698,279           259,893
   Other receivables and advances..............   2,806,155            66,513
   Deferred Income Tax Asset...................     515,300           515,300
                                                 ----------        ----------
     Total current assets......................  14,839,173        10,001,286
Accounts Receivable, Non Current...............     740,000           740,000
Loan Receivable................................     112,805           113,805
Property and equipment, net....................   7,926,515         7,884,063
Deferred income taxes..........................     154,700           154,700
Deferred financing costs, net of
amortization...................................     837,931           702,948
Goodwill, net of accumulated amortization......     905,872           709,573
Other assets...................................     639,081           454,160
Net assets of discontinued operation...........       1,394            56,682
                                                 ----------        ----------
Total..........................................  26,157,471        20,817,217
                                                 ----------        ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................   3,996,476         3,127,052
  Notes payable--related parties...............      51,600            56,600
  Current maturities of long term debt.........   1,104,875           403,894
  Current portion of obligations under capital
  leases.......................................     113,374            88,052
  Accrued and withheld taxes...................      49,048               -0-
  Accrued payroll, payroll taxes and
  benefits.....................................     555,790           715,515
  Accrued expenses and other liabilities.......     421,769           738,784
  Deferred revenue.............................         ---               ---
                                                 ----------        ----------
     Total Current liabilities.................   6,292,932         5,129,897
                                                  ----------        ----------
Long-term debt.................................   8,427,592         7,754,262
Obligations under capita1 lease................   1,593,148         1,468,475
Notes payable related parties..................      31,596            47,394
7% Convertible Debentures (3,125,000 les
discount 546,875)..............................   2,578,125              ----
                                                  ----------       ----------
  Total noncurrent liabilities.................  12,630,461         9,270,131
                                                 ----------        ----------

  Total liabilities............................  18,923,393        14,400,028
                                                 -----------        ----------
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
  shares authorized, none issued................        ---              ----
  Class A common stock, $.01 value; 10,000,000
  shares authorized,   2,493,552 and 2,293,568
  issued December and June 1996.................     24,936            22,936
  Class B common stock, $.01 par value; 2,000,000
  shares authorized,  790,628 and 812,127
  shares issued  Dec. and June, 1996, convertible
  into one share of Class A common stock........      7,906             8,122
  Class C common stock, $.01 par value; 200,000
  shares authorized same as above and 199,816
  shares issued December and June, 1996..........      1,998             1,998
  Additional paid-in capital.....................  8,889,408         8,078,383
  Notes receivable related to purchase of 31,000
  shares of Class A common stock.................    (63,266)          (63,928)
  Accumulated Deficit............................ (1,626,904)       (1,630,322)
                                                  ----------        ----------
  Total Stockholders' Equity....................   7,234,078         6,417,189
                                                  ----------        ----------
  Total.........................................  26,157,471       $20,817,217
                                                  ----------        ----------
             See Notes to Consolidated Financial Statements

                               PHC INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Three Months Ended          Six Months Ended
                                       December 31                December 31
                                      1996         1995        1996      1995

Revenues:
  Patient Care, net .............. $6,472,204  $4,875,755 12,257,060 $9,368,635
  Management Fees.................    270,731      64,688    403,935    101,245
                                   ----------  ----------  --------- ----------
      Total revenue...............  6,742,935   4,940,443 12,660,995  9,469,880
                                   ----------  ---------- ---------- ----------
Operating expenses:
  Patient care expenses...........  3,368,222   3,015,538  6,425,116  5,616,081
  Administrative expenses.........  3,022,738   1,971,316  5,492,182  3,622,866
  Contract expenses...............     70,005      30,365    139,898     62,002
                                   ----------  ---------- ---------- ----------
      Total operating expenses...   6,460,965   5,017,219 12,057,196  9,300,949
                                   ----------  ----------  --------- ----------
Income (loss) from operations.....    281,970     (76,776)   603,799    168,931
                                   ----------  ----------  --------- ----------
  Interest income.................     30,681       3,799     33,331      6,562
  Startup Cost Nursing Facility...        ---    (128,313)       ---   (128,313)
  Other income (expense)..........    129,475      45,716    210,939     95,462
  Finance Cost....................   (120,000)       ---    (120,000)       --
  Interest expense................   (464,321)   (221,726)  (759,665)  (369,724)
  Gain (loss) from operations held
    for sale......................     37,202      18,650     36,478     17,683
                                   ----------  ---------- ---------- ----------
      Total other income (expense).  (386,963)   (281,874)  (598,917)  (378,330)
                                   ----------  ----------  --------- ----------
Income (loss) before Provision for
Taxes..............................  (104,993)   (358,650)     4,882   (209,399)
Provision for Income Taxes.........   (42,669)    (54,378)     1.464        ---
                                   ----------  ---------- ---------- ----------
  NET INCOME (LOSS)................  $(62,324)  $(304,272)  $  3,418 $ (209,399)
                                   ----------  ---------- ---------- ----------
Net Income (Loss) per share........      (.02)       (.13)       ---       (.09)
Weighted average number
  of shares outstanding............ 3,183,908   2,433,588  3,175,775  2,419,246

                     See Notes to Consolidated Financial Statements

                              PHC INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  For the Six Months Ended
                                                        December 31
                                                    1996                1995
Cash flows from operating activities:
  Net income............................          $  3,418         $(209,399)
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.........            292,385           216,668
  Increase in accounts receivable.......         (2,374,540)       (1,564,093)
  Compensaton Stock Options & stock
  warrants issued for obligations.......            125,000               ---
  Increase in prepaid expenses and other
  current assets........................           (438,386)          (78,576)
  Decrease in other assets..............            133,804            40,102
  Decrease in net assets of operation
  held for sale.........................             55,288           107,371
  Increase  in accounts payable.........            524,622           740,269
  Increase  in accrued and withheld
  taxes.................................             16,736            16,224
  Increase (decrease) in accrued expenses
  and other  liabilities................           (374,026)          134,130
                                                 -----------        ----------
Net cash used in operating
activities...............................        (2,035,699)         (597,304)
                                                 -----------        ----------
Cash flows from investing activities:
  Acquisition of property and
  equipment..............................          (293,866)       (1,125,862)
  Costs related to business
  acquisition...........................         (2,718,201)         (575,000)
                                                 -----------         ---------
Net cash used in investing activities...         (3,012,067)       (1,700,862)
                                                 -----------        ----------
Cash flows from financing activities,
  Issuance of Common Stock..............            688,471               ---
  Net debt activity.....................          1,777,908         1,771,473
  Convertible debt......................          2,578,125               ---
                                                 -----------         ---------
Net cash provided by  financing
activities...............................         5,044,504         1,771,473
                                                 -----------        ----------

NET INCREASE (DECREASE) IN CASH...........           (3,262)         (526,693)
Beginning cash balance....................          293,515           586,738
                                                 -----------        ----------
ENDING CASH BALANCE.......................          290,253           $60,045
                                                 -----------        ----------


                  See Notes to Consolidated Financial Statements

Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant


Date: June 10, 1997                      /s/ Bruce A. Shear
                                             Bruce A. Shear
                                             President
                                             Chief Executive Officer

Date: June 10, 1997                      /s/ Paula C. Wurts
                                             Paula C. Wurts
                                             Controller
                                             Assistant Treasurer