Form 10-Q/A
period 1997-03-31
PHC INC /MA/
filed 1997-06-12
CIK 915127

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

                                                                 PHC INC. AND
                                                                 SUBSIDIARIES
               Item 1 Financial Statements CONSOLIDATED BALANCE
                                    SHEETS

                                                       Mar. 31        June 30
                                                        1997            1996
                                                      --------       ---------
ASSETS                                               (Unaudited)

Current assets:
                                                      $               $
Cash.................................................     59,846       293,515
   Accounts receivable, net of allowance for bad
 debts of 1,563,824 at March 31, 1997 and
 1,492,983 at June 30, 1996.......................... 12,352,515      8,866,06
   Prepaid expenses..................................    567,996       259,893
   Other receivables and advances....................  1,582,293        66,513
   Deferred Income Tax Asset.........................    515,300       515,300
                                                      ----------       --------
     Total current assets............................ 15,077,950    10,001,286
Accounts Receivable, Non Current.....................  2,201.645       740,000
Loan Receivable......................................    126,305       113,805
Property and equipment, net..........................  7,857,904     7,884,063
Deferred income taxes................................    154,700       154,700
Deferred financing costs, net of amortization........    773,936       702,948
Goodwill, net of accumulated amortization............    891,690       709,573
Other assets.........................................    972,783       454,160
Net assets of discontinued operation.................        ---        56,682
                                                      ----------    ----------
     Total Assets.................................... 28,056,913    20,817,217
                                                      ----------    ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  3,942,029     3,127,052
  Notes payable--related parties.....................     51,600        56,600
  Current maturities of long term debt...............  1,892,220       403,894
  Current portion of obligations under capital
leases...............................................    118,591        88,052
  Accrued payroll, payroll taxes and benefits........    712,201       715,515
  Accrued expenses and other liabilities.............    448,570       738,784
                                                      ----------    ----------
     Total Current liabilities.......................  7,165,211     5,129,897
                                                      ----------    ----------
Long-term debt.......................................  8,973,081     7,754,262
Obligations under capital lease......................  1,585,958     1,468,475
Notes payable related parties........................     23,696        47,394
7% Convertible Debentures (3,125,000 less discount
468,750).............................................  2,656,250          ----
                                                      ----------    ----------
  Total noncurrent liabilities....................... 13,238,985     9,270,131
                                                      ----------    ----------
  Total liabilities.................................. 20,404,196    14,400,028

Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
  authorized, none issued............................       ---          ----
  Class A common stock, $.01 value; 20,000,000
  shares  authorized,  2,646,884 and 2,293,568
  issued, 2,638,228 and 2,293,568 outstanding
  March 1997 and June 1996...........................     26,468        22,936
  Class B common stock, $.01 par value; 2,000,000
  shares authorized, 731,348 and 812,127 shares
  issued March 1997 and June, 1996,  convertible
  into one share of Class A common stock.............       7,314        8,122
  Class C common stock, $.01 par value; 200,000
  shares authorized and 199,816 shares issued
   March 1997 and June, 1996.........................       1,998        1,998
  Additional paid-in capital.........................   9,202,296     8,078,38
  Notes receivable related to purchase of 31,000
  shares of Class A common stock.....................         ---      (63,928)
   Less 8,656 Class A common treasury shares, at cost.    (37,818)         ---
  Accumulated Deficit.................................  (1,547,541) (1,630,322)
                                                        ----------   ----------
  Total Stockholders' Equity..........................   7,652,717   6,417,189
                                                        ----------   ----------
  Total Liabilities & Stockholders' Equity............  28,056,913  20,817,217
                                                        ----------  ----------
                See Notes to Consolidated Financial Statements

                          PHC INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended     Nine Months Ended
                                           March 31               March 31
                                      1997           1996    1997         1996
Revenues:
  Patient Care net..............   7,215,386  6,567,335 19,472,446  5,935,970
  Management Fees...............     402,187     63,599    806,122    164,844
                                   ---------  --------- ----------  ---------
Total revenue...................   7,617,573  6,630,934 20,278,568 16,100,814
Operating expenses:
  Patient care expenses.........   4,067,634  3,276,949 10,492,750  8,893,030
  Administrative expenses.......   2.986,741  2,966,822  8,478,923  6,589,688
  Contract expenses.............      92,200     31,671    232,098     93,673
                                   ---------  --------- ---------- ----------
          Total operating
          expenses..............   7,146,575  6,275,442 19,203,771 15,576,391
                                   ---------  --------- ---------- ----------
Income from operations..........     470,998    355,492  1,074,797    524,423
                                   ---------  --------- ---------- ----------
Interest income.................      73,457      4,225    106,788     10,787
Startup Cost Nursing Facility...         ---        ---        ---   (128,313)
Other income (Expense)..........     122,005     46,282    332,944    141,744
Financing Cost..................         ---        ---   (120,000)       ---
Interest expense................    (558,561)  (260,264)(1,318,226)  (629,988)
Gain from operations held for
sale............................         ---      1,136     36,478     18,819
                                   ---------  --------- ----------  ----------
          Total other income        (363,099)  (208,621)  (962,016)  (586,951)
          (expense).............    ---------  --------- ----------  ---------

Income (loss) before Provision
for Taxes.......................     107,899    146,871    112,781    (62,528)
Provision for Income Taxes......      28,536        ---     30,000        ---
                                   ---------  --------- ----------  ----------
NET INCOME (LOSS)...............      79,363    146,871     82,781    (62,528)
                                   ---------  --------- ----------  ----------
Net Income (Loss) per share.....         .02        .05        .03       (.02)
Weighted average number of shares
outstanding....................    3,354,940  2,783,505  3,170,222   2,539,800

                See Notes to Consolidated Financial Statements

                                PHC INC.  AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    For the Nine Months Ended
                                                   March 31          March 31
                                                   ---------         ---------
                                                     1997              1996
Cash flows from operating activities
   Net income (loss)....................               82,781          (62,528)
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization........              456,215          352,231
   Increase in accounts receivable......           (3,553,085)      (3,139,612)
   Compensatory Stock Options and Stoc
   Warrants issued for Obligations......              125,000              --
   Increase in prepaid expenses and other
   current assets.......................             (308,103)        (209,329)
   (Increase) Decrease in other assets...             102,704          (31,971)
   Decrease in net assets of operations
   held for sale...........................            56,682          107,094
   Increase in accounts payable............           486,649           49,769
   Increase in accrued and withheld
   taxes....................................              ---           13,910
   Increase (decrease) in accrued expenses
   and other liabilities.....................        (239,620)         155,637
                                                   -----------      ----------
Net cash used in operating activities........      (2,790,777)      (2,764,799)
                                                   -----------      ----------
Cash flows from investing activities
  Acquisition of property and equipment......        (359,372)      (1,530,567)
  Costs related to business acquisition......        (945,116)        (575,000)
  Loan Receivable............................      (2,923,290)             ---
                                                   -----------      ----------
  Net cash used in investing
  activities.................................      (4,227,778)      (2,105,567)
                                                   -----------      ----------
Cash flows from financing activities
   Issuance of Common Stock...................       1,027,854       2,274,501
   Net debt activity..........................       3,100,782       2,091,679
   Convertible debt...........................       2,656,250             ---
                                                   -----------      ----------
Net cash provided by financing
activities....................................       6,784,886       4,366,180
                                                   -----------      ----------
NET INCREASE (DECREASE) IN CASH                       (233,669)       (504,186)
Beginning cash balance........................         293,515         586,738
                                                   -----------      ----------
ENDING CASH BALANCE                                     59,846          82,552


                  See Notes to Consolidated Financial Statements

 Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PHC, Inc.
                                             Registrant


Date: June 10 1997                          /s/ Bruce A. Shear
                                                Bruce A. Shear
                                                President
                                                Chief Executive Officer

Date: June 10, 1997                         /s/ Paula C. Wurts
                                                Paula C. Wurts
                                                Controller
                                                Assistant Treasurer