Form 10KSB
period 1997-06-30
PHC INC /MA/
filed 1997-10-15
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

[X] Annual  report under  section 13 or 15(d) of the  Securities  Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended June 30, 1997
[ ] Transition  report under section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 [NO FEE REQUIRED] for the transition period from ____ to _____.

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



Issuer's telephone number:  (978) 536-2777 (New area code)

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the fiscal year ended June 30, 1997 were $27,234,372.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 15, 1997, was $13,351,977. (See definition of affiliate in Rule 12b-2 of Exchange Act).

     At September 15, 1997, 4,470,866 shares of the issuer's Class A Common Stock, 730,331 shares of the issuer's Class B Common Stock and 199,816 shares of the issuer's Class C Common Stock were outstanding.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                   Yes No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

INTRODUCTION

     PHC, Inc.(the "Company") is a national health care company specializing in the treatment of behavioral health care including alcohol and drug dependency and related disorders, psychiatric care and long term care. The Company operates 3 substance abuse facilities, 6 psychiatric facilities and 1 long-term care facility. Through the Company's facilities, it provides specialized treatment services to substance abuse patients who typically have poor recovery prognoses and who are prone to relapse; psychiatric care to children, adolescents and adults, on an inpatient and outpatient basis; and traditional geriatric care and specialized subacute services. In addition, the Company provides psychiatric services under contract to approximately 35 long-term care facilities. The Company's national customers include organizations within the transportation, gaming and railroad industries such as CSX, American Airlines, MGM, General Electric and International Brotherhood of Electrical Works.

     The Company's substance abuse services are offered in small specialty care and subacute facilities (i.e., facilities designed to provide care to individuals  who no longer  require  hospital  care but who require some medical care), which permits the Company to provide its clients with efficient and customized treatment without the significant costs associated with the management and operation of general acute care hospitals. The Company tailors these programs and services to "safety-sensitive" industries and concentrates its marketing efforts on the transportation, oil and gas exploration, heavy equipment, manufacturing, law enforcement, gaming, and health services industries. The Company operates substance abuse facilities in Salt Lake City, Utah, West Greenwich, Rhode Island and Salem, Virginia.

     Harbor Oaks Hospital, the Company's psychiatric hospital, provides psychiatric care to adults, adolescents and children and draws patients from the local population. This facility is also used as a mental health resource to complement its substance abuse facilities. Harmony Healthcare and Total Concept, EAP ("Total Concept") provide outpatient psychiatric treatment for adults, adolescents and children with a concentration of individuals in the gaming industry. BSC-NY, Inc. ("BSC") provides management and administrative services to Perlow Physicians, PC which provides psychiatric services under contract to over 35 psychotherapy and psychological practices in the greater New York City metropolitan area. Additionally, BSC is affiliated with a number of outpatient providers and has a contract to provide employee assistance services to the employees of Suffolk County, New York. North Point - Pioneer, Inc. ("NPP") provides outpatient psychiatric treatment for adults, adolescents and children in the Metropolitan Detroit area. Pioneer Counseling of Virginia, Inc. ("PCV") is a physicians' practice specializing in the treatment of behavioral disorders in adults, adolescents and children in the Roanoke Valley, Virginia area.

     The Company's "safety-sensitive" industry focused strategy results in customized outcome oriented programs that the Company believes produce overall cost savings to the patients and/or the client organization. The Company has been able to leverage its industry knowledge to gain additional clients within each of its targeted industries. The Company believes that such services, while potentially more costly on a per patient stay basis, often result in long term health care cost savings to insurers, patients and patients' families. The Company's psychiatric treatment programs provide care at the lowest level of intensity appropriate for the patient in an integrated delivery system including inpatient and outpatient treatment. The integrated nature of these programs, generally involves the same caregivers for different treatment modalities, provides for efficient care delivery and the avoidance of repeat procedures and diagnostic and therapeutic errors. The Company plans to expand its operations through the acquisition or establishment of additional substance abuse and psychiatric treatment facilities.

     Franvale, the Company's long-term care facility, provides traditional geriatric care services as well as specialized subacute services to the high acuity segment (patients requiring a significant amount of medical care) of the geriatric population and to younger patients who require skilled nursing care for longer terms than typically associated with a general acute care hospital. Since long term care is not a part of the Company's core business, Pioneer continuously looks for the best strategic alternative for Franvale but no specific plans have been formulated at this time.

     The Company was organized as a Delaware corporation in 1976 under the name American International Health Services, Inc. and changed its name to "PHC, Inc.," on November 24, 1992. The Company operates as a holding company, doing business under the trade name Pioneer Healthcare, with the exception of the services provided directly by the Company under the name Pioneer Development Support Services. The Company's executive offices are located at 200 Lake
Street,  Suite 102,  Peabody,  Massachusetts,  01960 and its telephone number is
(978) 536-2777.

PSYCHIATRIC SERVICES INDUSTRY

SUBSTANCE ABUSE FACILITIES

      Industry Background

     The demand for substance abuse treatment services increased rapidly in the last decade. The Company believes that the increased demand is related to clinical advances in the treatment of chemical dependencies, greater societal willingness to acknowledge the underlying problems as treatable illnesses, improved health insurance coverage for addictive disorders and chemical dependencies and governmental regulation which requires certain employers to provide information to employees about drug counseling and employee assistance programs.

     To contain costs associated with behavioral health issues in the 1980s, many private payors instituted managed care programs for reimbursement, which included pre-admission certification, case management or utilization review and limits on financial coverage or length of stay. These cost containment measures have encouraged outpatient care for behavioral problems, resulting in a shortening of the length of stay and revenue per day in inpatient chemical abuse facilities. The Company believes that it has addressed these cost containment measures by specializing in treating relapse-prone patients with poor prognoses who have failed in other treatment settings. These patients require longer lengths of stay and come from a wide geographic area. The Company continues to develop alternatives to inpatient care including partial day and evening programs in addition to on site and off site outpatient programs.

     The Company believes that because of the apparent unmet need for certain intense clinical and medical services, its strategy has been successful despite national trends towards outpatient treatment, shorter inpatient stays and rigorous scrutiny by managed care organizations.

      Company Operations

     The Company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients. The Company's three substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs. Each facility caters to a slightly different patient population including high-risk, relapse-prone chronic alcoholics, drug addicts, minority groups and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders). The Company concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents. The Company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

     Each of the Company's facilities operates a case management program for each patient including a clinical and financial evaluation of a patient's circumstances to determine the most cost-effective modality of care from among outpatient treatment, detoxification, inpatient, day care, specialized relapse treatment and others. In addition to care or services provided at one of the Company's facilities, the case management program for each patient includes aftercare. Aftercare may be provided through the outpatient services provided by a facility. Alternatively, the Company may arrange for outpatient aftercare, as well as family and mental health services, through its numerous affiliations with clinicians located across the country once the patient is discharged.

     In general, the Company does not accept patients who do not have either insurance coverage or adequate financial resources to pay for treatment. Each of the Company's substance abuse facilities does, however, provide treatment free of charge to a small number of patients each year who are unable to pay for treatment, but who meet certain clinical criteria and who are believed by the Company to have the requisite degree of motivation for treatment to be successful. In addition, the Company provides follow-up treatment free of charge to relapse patients who satisfy certain criteria. The number of patient days attributable to all patients who receive treatment free of charge in any given fiscal year is less than 5%.

     The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's workforce. For example, subchapter D of the Anti-Drug Abuse Act of 1988, commonly known as the "Drug Free Workplace Act", requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options prior to termination of employment. The Company treats employees who have been referred to the Company as a result of compliance with the Drug Free Workplace Act, particularly from companies that are part of safety sensitive industries, such as railroads, airlines, trucking firms, oil and gas exploration companies, heavy equipment companies and manufacturing companies.

      HIGHLAND RIDGE

     Highland Ridge is a 34-bed alcohol and drug treatment hospital located in Salt Lake City, Utah, and is the oldest free-standing chemical dependency hospital in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), licensed by the Utah Department of Health and is recognized nationally for its excellence in treating substance abuse disorders.

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

     Highland Ridge periodically conducts or participates in research projects. For example, Highland Ridge was the site of a recent research project being conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. This research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineate the nature and scope of research involving human subjects. Highland Ridge benefited from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers.

SPECIALIZED TREATMENT SERVICE

     In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), is a national, 24-hour telephone service which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Five major transportation companies subscribed to these services as of June 30, 1997. This operation is physically located in Highland Ridge Hospital, but services are provided by staff dedicated to PDS2. PDS2 is currently operated by the parent entity, PHC, Inc.

      See "Description of Properties" - Highland Ridge.

      MOUNT REGIS

     Mount Regis is a 25-bed, free-standing alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The center, which was acquired in 1987, is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO, and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, a free standing outpatient clinic. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

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

 .  See "Description  of Properties"- Mount Regis.
   See "Description of Properties"- Changes.

     GOOD HOPE CENTER

     Good Hope is a 49-bed substance abuse treatment facility located in West Greenwich, Rhode Island. In addition to the West Greenwich facility, Good Hope has a satellite location providing outpatient programs in North Smithfield, Rhode Island. Good Hope provides both adult and adolescent programs on an inpatient, outpatient and day treatment basis. The satellite site operates both outpatient and day treatment substance abuse programs.

     Good Hope concentrates on providing services to insurers, managed care networks and health maintenance organizations (HMOs). Good Hope provides the same quality of individualized treatment provided by the Company's other facilities by working closely with the staff of managed care and HMO organizations. The Company recognizes that not all clients are in need of, nor are appropriate recipients of, acute care alcohol and drug treatment services. Good Hope also utilizes its outpatient programs to provide a continuum of care to local patients. The day treatment license permits treatment of substance abuse, which encompasses primary diagnoses of both alcohol abuse and drug abuse. Good Hope's substance abuse treatment program for adolescents also fills a need of the Company's other facilities for a reliable referral for adolescents. Most of the patients treated at Good Hope are from the New England area.

     Good Hope continues to operate at a loss because of a decline in length of stay and lower reimbursements from third party payors. However, the Company's management team is focused on reducing expenses, increasing revenue and enhancing programming and has recently established new contracts which should help to stabilize the patient census.

See "Description of Properties" - Good Hope Center


DESCRIPTION OF PROPERTIES

Facility             Location              Square Feet Annual Rent  Lease Term
                                           ____________ ___________  _________
Highland Ridge      Salt Lake City, Utah      16,072     $252,000      9/30/98
Mount Regis Center  Salem, Virginia           14,000      N/A        N/A   (1)
Changes             Salem, Virginia            1,750     $ 18,000    N/A
Good Hope Center    West Greenwich, RI        25,000     $231,000    N/A   (2)
Good Hope Center    North Smithfield, RI       2,180     $ 20,400     10/31/98

(1)  The building is owned by the Company.
(2) The Company has an irrevocable option to purchase the property for $1,150,000 on March 1, 1998 or $1,100,000 on March 1, 1999 or any
     subsequent March 1 through the end of the lease.

GENERAL PSYCHIATRIC FACILITIES

      Company Operations

     The Company believes that its proven ability to provide high quality, cost-effective care in the treatment of substance abuse will enable it to grow in the related behavioral health field of psychiatric treatment. The Company's primary competitive advantage is its ability to provide an integrated delivery system of inpatient and outpatient care. As a result of integration, the Company is better able to manage and track patients more effectively.

     The Company's inpatient psychiatry services are offered at Harbor Oaks. The Company currently operates five outpatient psychiatric facilities.

     The Company's philosophy at these facilities is to provide the most appropriate and efficacious care with the least restrictive modality of care. Case management is handled by an attending physician and a case manager with continuing oversight of the patient as the patient receives care in different locations or programs. The integrated delivery system allows for better patient tracking and follow-up, and fewer repeat procedures and therapeutic or diagnostic errors. Each new patient receives a thorough diagnostic write-up and a full history is taken. In addition, new patients also receive a full physical examination after which an individualized treatment program is designed which may include inpatient and/or outpatient treatment at one or more of the company's facilities.

     Patients  are  referred  from  managed  health  care  organizations,  state agencies, individual physicians and by patients themselves. The patient population at these facilities ranges from children as young as 5 years of age to senior citizens. The psychiatric facilities treat a larger percentage of female patients than the substance abuse facilities.

      HARBOR OAKS

     Harbor Oaks Hospital is a 64 bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, which was acquired by the Company in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Commerce and is accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has serviced clients from Macomb, Oakland and St. Clair Counties and has now expanded its coverage area to include Wayne, Sanilac and Livingston Counties.

     Harbor Oaks Hospital works in conjunction with New Life Treatment Centers, Inc. ("New Life") to offer counseling programs with a traditional Christian philosophy on an inpatient and partial hospitalization basis. This program has attracted patients from across the state and throughout the midwest and northeast United States. The contract with New Life had an initial term of two years commencing on July 25, 1995 is currently being renegotiated with all operations continuing as amended until a new contract is finalized. Harbor Oaks pays New Life a monthly fee equal to 50% of net receipts from the program, not including receipts from Medicare, Medicaid, CHAMPUS and other federally funded programs. In the original agreement Harbor Oaks was required to pay New Life a minimum of $52,500 per month and a fixed fee of $7,500 per month for each patient whose treatment is covered by a federally funded program. In an amendment to this contract in November 1996 the minimum payment requirement was decreased from $52,500 to $35,000 per month.

     The Company utilizes the Harbor Oaks facility as a mental health resource to complement its nationally focused substance abuse treatment programs. Harbor Oaks Hospital has a specialty program that treats substance abuse patients who have a coexisting psychiatric disorder. This program provides an integrated holistic approach to the treatment of individuals who have both substance abuse and psychiatric problems. The program is offered to both adults and adolescents.

     On February 10, 1997, Harbor Oaks Hospital opened an 8-bed adjudicated residential unit serving adolescents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for 30 days to six months, with a case review at six months to determine if additional treatment is required.

      HARMONY HEALTHCARE

     Harmony Healthcare, an outpatient clinic located in Las Vegas, Nevada, provides psychiatric care to children, adolescents and adults in the local area. Harmony Healthcare also operates employee assistance programs for railroads, healthcare companies and several large casino companies including Boyd Gaming Corporation, the MGM Grand, the Mirage and Treasure Island Resorts with a rapid response program to provide immediate assistance 24 hours a day.

      TOTAL CONCEPT EAP

     Total Concept, an outpatient clinic located in Shawnee Mission, Kansas, provides psychiatric and substance abuse treatment to children, adolescents and adults and manages employee assistance programs for local businesses, gaming, railroads and managed health care companies.

      NORTH POINT-PIONEER, INC.

     NPP operates five psychiatric clinics in Michigan under the name Pioneer Counseling Centers. These clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults. The clinics, which are located near the Harbor Oaks facility, provide more efficient integration of inpatient and outpatient services, a larger coverage area and the ability to share personnel which results in cost savings.

      PIONEER COUNSELING OF VIRGINIA, INC.

     PCV, an outpatient clinic located in Salem, Virginia, provides psychiatric services to adults, adolescents and children referred by a physicians' practice. PCV is 80% owned by the Company. The medical directors, who are employees of the Company, own the remaining 20%.

      BSC-NY, INC.

     BSC provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. BSC is affiliated with several hundred outpatient providers and, in addition, has contracts to provide employee assistance services to the employees of Suffolk County, New York and to employees of certain other companies.


 DESCRIPTION OF PROPERTIES

     Facility            Location           Square Feet  Annual Rent Lease Term
                                            ___________  ___________  __________
Harbor Oaks            New Baltimore,MI          32,000        N/A       N/A(1)
Harmony Healthcare     Las Vegas, NV              4,865   $102,165      5/31/00
Total Concept          Shawnee Mission, KS          150     $4,800      9/30/98
North Point-Pioneer    Farmington Hills, MI       4,992   $ 65,936     01/31/04
North Point-Pioneer    Sterling Heights, MI       2,937   $ 59,969     08/31/01
North Point-Pioneer    Birmingham, MI             3,135   $ 56,430     06/30/01
North Point-Pioneer    Livonia, MI                2,960   $ 50,566      4/30/99
North Point-Pioneer    Clinton Township, MI       3,355   $ 33,427     12/31/97
Pioneer Counseling VA  Salem, VA                  5,700        N/A      N/A (1)
(1)  The building is owned by the company.

OPERATING STATISTICS

     The following table reflects selected financial and statistical information for all psychiatric services.

                                                      Year Ended June 30,
                                         1997          1996           1995
             Inpatient
Net patient service revenues      $13,557,703     $13,000,822     $9,871,623

Net revenues per patient day(1)   $       414     $       385     $      358

Average occupancy rate(2)                  58.8%           63.4%          65.3%
Total number of licensed beds at          172             172            172
end of period
Source of Revenues:
   Private(3)                              91.6%           90.0%          89.8%
   Government(4)                            8.4%           10.0%          10.2%
    Partial Hospitalization and
            Outpatient
Net Revenues:
   Individual                     $ 5,629,760     $ 3,021,486     $2,228,210
   Contract                       $ 1,459,580     $   503,365
Sources of revenues:
   Private                                 98.4%           93.9%          94.6%
   Government                               1.6%            6.1%           5.4%
      Other Psychiatric services
      PDS2(5)                     $   629,761      $  233,164      $ 128,157

      Practice Management(6)      $   650,852

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3)  Private pay  percentage   is  the  percentage  of  total  patient  revenue
     derived from all payors other than  Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs.
(5) PDS2, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the Company's national contracts.
(6)  Practice Management revenue is produced through BSC-NY.

      LONG-TERM CARE FACILITY

      FRANVALE

     The Company owns and operates a 128-bed, multi-level, long-term care facility in Braintree, Massachusetts. For the fiscal year ended June 30, 1997, Franvale operated at 84.1% of capacity

     Currently, the majority of the services provided by the Company at its Franvale facility are skilled nursing services. The short-term rehabilitation and subacute services provided include several forms of intravenous therapy, total parenteral (intravenous) nutrition and pain management. Other subacute services offered include hospice care, wound management and tracheotomy care. The skilled therapeutic services offered by the Company include occupational, physical and speech therapy, respiratory modalities and continence retraining programs. Franvale was the first long-term care facility in Massachusetts to hold DPH certification in all of the modalities of parenteral (intravenous) infusion therapy, and is a leader among long-term care facilities in responding to the needs of the managed care market and for providing transfusion services in a setting that combines the prerequisite skill and cost effectiveness. With completion of the addition and renovation project, the Company is expanding the subacute services it offers to include expanded respiratory therapy services (i.e., mechanically assisted ventilation), peritoneal and neurobehavioral therapeutic services.

     The Company owns the two story building in which Franvale is located which consists of approximately 44,000 square feet. The Company believes that these premises are adequate for its current and anticipated needs.

     On February 19, 1997, the Company's Franvale Nursing and Rehabilitation Center ("Franvale") was cited for serious patient care and safety deficiencies by the Massachusetts Department of Public Health as the result of a routine survey. A civil penalty of $3,050 per day was imposed which was reduced to $2,250 per day on March 12, 1997. After an appeal the fine was reduced to $90,545 in total. At the time of the original citation, the Company was notified by the Department of Public Health and by the federal agency, HCFA, that Franvale would be terminated from the Medicare and Medicaid programs unless Franvale was in substantial compliance with regulatory requirements by March 14, 1997. Franvale submitted a plan of correction to the Department of Public Health and on March 12, 1997, as the result of a resurvey by the Department of Public Health, a new statement of deficiencies was issued, which contained a significant number of violations but recharacterized the level of seriousness of the deficiencies to a lower degree of violation and which extended the threatened date of termination to April 30, 1997.

     As a result of the new statement of deficiencies, the Department of Public Health had precluded the Company from admitting new patients to its Franvale facility until at least April 30, 1997. However, on April 11, 1997, the Company received authority to admit new patients on a case by case basis. Previous patients were readmitted to the Franvale facility from a hospital only after a case by case review by the Department of Public Health. The Company was obligated to notify the attending physician of each resident of Franvale who was found to have received substandard care of the deficiency notice and was obligated also to notify the Massachusetts board which licenses the administrator of Franvale.

     On April 19, 1997 the Department of Public Health, Division of Health Care Quality completed a follow-up survey of the Franvale Nursing Home. As a result of this survey it was determined that all deficiencies cited from the April 17, 1997 visit had been corrected and the restrictions on Franvale's ability to admit patients were lifted.

     The Company replaced the management team at Franvale and expended significant sums for staffing and programmatic improvements in order to bring the facility into substantial compliance at the earliest possible date. The Company engaged Oasis Management Company on November 1, 1996 through June 30, 1997 to provide management services to Franvale. The Company conducted an intensive staff review which resulted in a total reorganization. The present staff was provided with in-service training. The Company is continuing an extensive program of review to ensure that Franvale remains in compliance.

     As a result of the decrease in census resulting from the inability of Franvale to admit new patients and the limitations on its ability to re-admit patients, the monetary penalties which accrued, and the expenses that were incurred by the Company in an attempt to cure the cited deficiencies, the Company experienced a material adverse effect on its financial results in the latter part of the fiscal year ended June 30, 1997, particularly in the fourth quarter of 1997 and anticipates the possibility of continued adverse financial impacts in future quarters. A new management team is in place and marketing efforts have begun to show positive results. Pioneer continuously looks for the best strategic alternative for Franvale although no specific plans have been formulated at this time.

OPERATING STATISTICS

     The following table reflects selected financial and statistical information for Franvale:

                                                     Year ended June 30,
                                           1997          1996         1995
    Net patient service revenues    $  5,306,717   $ 5,043,922   $ 4,180,471

    Net revenues per patient        $        135   $       137   $       135
    day(1)......................
    Average occupancy rate(2)                 84.1%         87.1%         92.7%
    Total number of licensed beds            128           128            91
    at end of period............
    Source of revenues:
         Private(3).............              12.5%          8%            8%
         Government(4)..........              87.5%         92%           92%


(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient days derived from all payors other than Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient days derived from the Medicare and Medicaid programs.

BUSINESS STRATEGY

     The Company's objective is to become a leading national provider of treatment services, specializing in substance abuse and psychiatric care.

     The Company focuses its marketing efforts on "safety-sensitive" industries. This focus results in customized outcome oriented programs that the Company believes produce overall cost savings to the patients and/or client organizations. The Company intends to leverage experience gained from providing services to customers in certain industries which it believes will enhance its selling efforts within these certain industries.

     The Company also intends to pursue at-risk contracts and outpatient, managed care fee-for-service contracts.

     The Company intends to pursue strategic acquisitions that will provide the Company with a greater geographic reach, while incorporating the Company's integrated delivery system. The Company may also engage in strategic acquisitions which will enable it to expand the service offerings it currently provides.

 MARKETING AND CUSTOMERS

     The Company markets its substance abuse, inpatient and outpatient psychiatric health services, both locally and nationally, primarily to safety sensitive industries, including transportation, oil and gas exploration, heavy machinery and equipment manufacturing and healthcare services. Additionally, the Company markets its services in the gaming industry.

     The Company employs 10 individuals dedicated to marketing among the Company's facilities. Each facility performs marketing activities in its local region. The National Marketing Director of the Company, coordinates the majority of the Company's national marketing efforts. In addition, employees at certain facilities perform national marketing activities independent of the National Marketing Director. The Company, with the support of its owned integrated outpatient systems and management services, plans to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

     The Company's inpatient services are complemented by an integrated system of comprehensive outpatient mental health clinics and physician practices owned or managed by the Company. These clinics and medical practices are strategically located in Nevada, Virginia, Kansas City, Michigan, Utah and New York and enable the Company to offer a broad range of wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the Company operates Pioneer Development and Support Services (PDS2) located in the Highland Ridge facility in Salt Lake City, Utah. PDS2 provides clinical support, referrals, management and professional services for a number of the Company's national contracts. It gives the Company the capacity to provide a complete range of fully integrated mental health services.

     The Company has been successful in securing a number of national accounts with a variety of corporations including: Boyd Gaming, Canadian Rail, Conrail, CSX, the IUE, MCC, MGM, The Mirage, Station Casinos, Union Pacific Railroad, Union Pacific Railroad Hospital Association, VBH, and others.

     The Company's marketing efforts for its long-term care facility will continue to emphasize the specialized, transitional subacute care services provided by Franvale. The Company hopes to continue its relationship with existing acute care hospitals for transitional patients and to develop other networks with health care providers to increase its census, particularly of higher paying private pay and long-term care insured patients.


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

     The Company's psychiatric facilities and programs compete primarily within the respective geographic area serviced by them. The Company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities. The main reasons that the Company competes well are its integrated delivery system and dual diagnosis programming. Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The dual diagnosis service was developed in response to demand from insurers, employees and treatment facilities.

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

      MEDICARE REIMBURSEMENT

     Currently the only facilities of the Company that receive Medicare reimbursement are Franvale and Harbor Oaks. At Franvale 21.2% of revenues are derived from Medicare programs and at Harbor Oaks 11.1% of revenues are derived from Medicare programs. The Medicare program reimburses long-term care facilities for routine operating costs, capital costs and ancillary costs. Routine operating costs are subject to a routine cost limitation set for each location. Such routine cost limitations are not applicable for the first three years of the facility's operations. Owing to its high acuity patient population, Franvale has received an exception to this routine cost limit for calendar years 1993, 1994, 1995 and 1996. Capital costs include interest expenses, property taxes, lease payments and depreciation expense. Interest and depreciation are calculated based upon the original owner's historical cost (plus the cost of subsequent capital improvements) when changes in ownership occur after July 1984. Ancillary costs are reimbursed at actual cost to Medicare beneficiaries based on prescribed cost allocation principles.

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

      MEDICAID REIMBURSEMENT

     Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Franvale and Harbor Oaks. A portion of Medicaid costs are paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.

     Harbor Oaks is a participant in the Medicaid program administered by the State of Michigan. Reimbursement is received on a per diem basis, inclusive of ancillary costs. The rate is determined by the state and is adjusted annually based on cost reports filed by the Company.

     The Franvale facility participates in the Medicaid program administered by the Commonwealth of Massachusetts. For 1996 and 1995, Massachusetts Medicaid continued to reimburse skilled nursing facilities on an acuity based prospective system. The 1996 and 1995 rates are based on costs reported and acuity data for 1993 and are adjusted by inflation factors. Under the rate formula established for 1997, Massachusetts nursing facilities received an average increase in their Medicaid rates of approximately 2.4%.

     Actual reimbursement of long-term care costs under the Massachusetts Medicaid program is based in part upon the acuity levels of individual patients. Any changes by the Commonwealth to the methods used to determine patient acuity will therefore affect Medicaid reimbursement to providers of long-term care. At this time the Company cannot predict the impact of future year rate changes on its operations.

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

EMPLOYEES

     As of September 15, 1997, the Company had 523 employees, of which 10 were dedicated to Marketing , 152 (31 part time) to finance and administration and 361 (166 part time) to patient care. Of the Company's 523 employees, 389 are leased from Allied Resource Management of Florida, Inc. ("ARMFCO"), a wholly owned subsidiary of HRC ARMCO, Inc. (formerly known as Alliance Employee Leasing Corporation), a national employee leasing firm. The Company has elected to lease a substantial portion of its employees to provide more favorable employee health benefits at lower cost than would be available to the Company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the Company. The agreement provides that ARMFCO will administer payroll, provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The Company retains the right to reject the services of any leased employee and ARMFCO has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

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

INSURANCE

     Each of the Company's facilities maintains separate professional liability insurance policies. Mount Regis, Harbor Oaks, Harmony Healthcare, Total Concept, NPP, BSC and PCV have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. Good Hope has coverage of $2,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts. The Company's long-term care facility maintains general and professional liability coverage of $2,000,000, with a limit of $1,000,000 per claim and an aggregate of $5,000,000 excess coverage. PCV's two doctors are currently covered by their own malpractice policies.

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

      HIGHLAND RIDGE
     The Highland Ridge premises consists of approximately 16,072 square feet of space occupying two full stories of a three-story building. The Company is in the fourteenth year of a fifteen-year lease term, which lease provides for monthly rental payments of approximately $21,000 for the remainder of the lease term. The lease expires on September 30, 1998, and contains an option to renew. During the term of the lease or any extension thereof, the Company has a right of first refusal on any offer to purchase the leased premises. The Company believes that these premises are adequate for its current and anticipated needs.

      MOUNT REGIS

     The Company owns the Mount Regis facility which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet. Mount Regis/Changes occupies approximately 1,750 square feet of office space leased from Pioneer Counseling of Virginia, Inc. in Salem, Virginia. The Company believes that these premises are adequate for its current and anticipated needs. The Mount Regis Center property is subject to an outstanding mortgage in favor of Douglas Roberts with an outstanding balance of $492,996 at fiscal year ended June 30, 1997.

      GOOD HOPE

     The Company leases the West Greenwich facility which consists of three buildings, containing a total of approximately 25,000 square feet from NMI Realty, Inc., at an annual rent of $206,000 for the second year, $231,000 in the third through fifth years, $255,000 in the sixth year and $255,000 plus 5% of previous year's rent per year in years seven through twenty of the lease. The Company has an irrevocable option to purchase the property for $1,300,000 at the end of the second year, for $1,200,000 at the end of the third year, for $1,150,000 at the end of the fourth year and for $1,100,000 at any time after the end of the fifth year through the end of the term of the lease. The satellite office is leased from Park Square Medical for $1,700 per month. This lease expires October 31, 1998. The Company believes that these premises are adequate for its current and anticipated needs.

      HARBOR OAKS

     Harbor Oaks is located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit. The Company owns the property on which Harbor Oaks operates, consisting of a one-story brick and wood frame building comprising approximately 32,000 square feet and which is used for the operation of a psychiatric hospital, and the underlying real estate of approximately three acres. There have been two additions to the building; in 1982, 19 beds were added and, in 1988, a new administrative area and gymnasium were built. The
Company believes that these premises are adequate for its current and anticipated needs. The Harbor Oaks Hospital property is subject to an outstanding mortgage in favor of Healthcare Financial Partners with an outstanding balance of $1,100,000 at fiscal year ended June 30, 1997.

      HARMONY HEALTHCARE

     The Harmony premises consists of approximately 4,865 square feet of space located on the third floor of the building known as Charleston Tower located at 1701 West Charleston Boulevard, Las Vegas, Nevada. The property is under a four year lease which provides for lease payments of $8,514.00 per month plus common area charges of 3.48% of project expenses. The Company believes that these premises are adequate for its current needs.

      TOTAL CONCEPT

     Total Concept subleases approximately 150 square feet of space for $400 per month from The Menniger Clinic in Shawnee, Kansas. The property is under a one year lease. The Company believes that these premises are adequate for its current and anticipated needs.

      NORTH POINT-PIONEER

     There are five separate locations in Michigan from which North Point-Pioneer operates. The Farmington Hills office consists of 4,922 square feet of space which is under lease through January 31, 2004 and requires current lease payments of $5,408 per month. The Sterling Heights office consists of 2,937 square feet of space which is under lease through August 31, 2001 and requires current lease payments of $5,018 per month. The Birmingham office consists of 3,135 square feet of space which is under lease through June 30, 2001 and requires current lease payments of $4,702 per month. The Livonia office consists of 2,960 square feet of space which is under lease through April 30, 1999 and requires current lease payments of $4,193 per month. The Clinton
Township office consists of 3,355 square feet of space which is under lease through December 31, 1997 and requires current lease payments of $5,571 per month.

      PIONEER COUNSELING OF VIRGINIA

     The Company owns the Pioneer Counseling of Virginia building which consists of 7,500 square feet of office space located in Salem, Virginia. Pioneer currently leases 1,750 square feet to Mount Regis-Changes and 1,500 square feet to Blankenship Opticians, an unrelated party. The Pioneer Counseling of Virginia property is subject to an outstanding mortgage in favor of Dillon & Dillon Associates with an outstanding balance of $538,605 at fiscal year ended June 30, 1997.

      FRANVALE

     The Company owns the real property and improvements for Franvale. The operations are located in a two-story building comprising 44,000 square feet which is located on an approximately two-acre parcel of land. The real property was owned by PHC, Inc. until September 8, 1994, at which time it was transferred to its subsidiary, Quality Care Centers of Massachusetts, Inc., ("QCC"). At the time the property was transferred to QCC, QCC purchased an adjoining 5,825 square foot parcel of land and refinanced its existing debt and financed the costs of renovations and the addition of 37 beds to the long-term care facility. The Company believes that these premises are adequate for its current and anticipated needs. The Franvale property is subject to an outstanding mortgage in favor of Charles River Mortgage Company and guaranteed by the US Department of Housing and Urban Development with an outstanding balance of $6,757,422 at fiscal year ended June 30, 1997.

ITEM 3.           LEGAL PROCEEDINGS.


     The Company received a notice from Pioneer Health Care, Inc., a Massachusetts non-profit corporation demanding that the Company discontinue use of its PIONEER HEALTHCARE trademark upon the grounds that that mark infringes the rights of Pioneer Health Care, Inc. under applicable law. Pioneer Health Care, Inc. threatened to proceed with the necessary legal action to prevent the Company from using the PIONEER HEALTHCARE mark, and to seek a cancellation of the registration that has been issued by the U.S. Patent Trademark Office (the "PTO") to the Company for the PIONEER HEALTHCARE mark, unless the Company complied with this demand. The Company refused to comply with this demand, whereupon Pioneer Health Care, Inc. filed a petition in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark. The Company thereupon commenced litigation in the United States District Court for the District of Massachusetts seeking a declaratory judgment that its use of the PIONEER HEALTHCARE trademark does not infringe any rights of Pioneer Health Care, Inc. under applicable law, and that it has the right to maintain its registration of that mark. Pioneer Health Care, Inc. has filed a counterclaim in that litigation seeking injunctive and monetary relief against the Company upon claims of trademark infringement, trademark dilution and unfair competition. The Company is defending itself vigorously against those claims. Proceedings upon the petition filed by Pioneer Health Care, Inc. in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark have been stayed pending the resolution of the litigation between the parties. Although the Company regards Pioneer Health Care, Inc.'s counterclaims as being without merit, an adverse decision could result in money damages against the Company and required discontinuance by the Company of the PIONEER HEALTHCARE mark could result in costs to the Company which could have a material adverse effect on the Company.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1997.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of June 30, 1997 are as follows:


         NAME                 AGE                       POSITION
Bruce A. Shear                 42   President,  Chief Executive Officer
                                      and Director
Robert H. Boswell              48   Executive Vice President
Paula C. Wurts                 48   Controller, Assistant Clerk and Assistant
                                      Treasurer
Gerald M. Perlow, M.D. (1)(2)  59   Director and Clerk
Donald E. Robar (1)(2)         60   Director and Treasurer
Howard W. Phillips             67   Director
William F. Grieco              44   Director

(1)   Member of Audit  Committee.
(2)   Member of Compensation Committee.

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

     BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February 1996. From 1976 to 1980 he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over ten years. Mr. Shear received an MBA from Suffolk University in 1980 and a BS in Accounting and Finance from Marquette University in 1976.

     ROBERT H. BOSWELL has served as the Executive Vice President of the Company since 1992. From 1989 until Spring of 1994 Mr. Boswell served as the Administrator of the Company's Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the Company's substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University's doctoral program in philosophy. Mr. Boswell is a Board Member of the National Foundation for Responsible Gaming and the Chair for the National Center for Responsible Gaming.

     PAULA C. WURTS has served as the Controller of the Company since 1989, as Assistant Treasurer since 1993, and as Assistant Clerk since January 1996. Ms. Wurts served as the Company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a BS in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received an MBA in Accounting from Western New England College in 1996.

     GERALD M. PERLOW, M.D. has served as a Director of the Company since May 1993 and as Clerk since February 1996. Dr. Perlow is a cardiologist in private practice in Lynn, Massachusetts, and has been Associate Clinical Professor of Cardiology at the Tufts University School of Medicine since 1972. Dr. Perlow is a Diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine (with a subspecialty in cardiovascular disease) and a Fellow of the American Heart Association, the American College of Cardiology, the American College of Physicians and the Massachusetts Medical Center. From 1987 to 1990, Dr. Perlow served as the Director, Division of Cardiology, at AtlantiCare Medical Center in Lynn, Massachusetts. From October 1996 to March 1997, Dr. Perlow served as President and Director of Perlow Physicians, P.C. which has a management contract with BSC. Dr. Perlow received compensation of $8,333 for the period. Dr. Perlow received a BA from Harvard College in 1959 and an MD from Tufts University School of Medicine in 1963.

     DONALD E. ROBAR has served as a Director of the Company since 1985 and has served as the Treasurer since February 1996. He served as Clerk of the Company from 1992 to 1996. Dr. Robar has been a professor of Psychology since 1961, most recently at Colby-Sawyer College in New London, New Hampshire. Dr. Robar received a Ed.D. from the University of Massachusetts in 1978, an MA from Boston College in 1968 and a BA from the University of Massachusetts in 1960.

     HOWARD W. PHILLIPS has served as a Director of the Company since August 1996 and has been employed by the Company as a public relations specialist since August 1995. From 1982 until October 1995, Mr. Phillips was the Director of Corporate Finance for D. H. Blair Investment Corp. From 1969 until 1981, Mr. Phillips was associated with Oppenheimer & Co. where he was a partner and Director of Corporate Finance. Mr. Phillips currently is a member of the Board of Directors of Food Court Entertainment Network, Inc., an operator of shopping mall television networks, and Telechips Corp., a manufacturer of visual phones.

     WILLIAM F. GRIECO has served as a Director of the Company since February 18, 1997. Since November of 1995, he has served as Senior Vice President and General Counsel for Fresenius Medical Care North America. From 1989 until November of 1995, Mr. Grieco was a partner at Choate, Hall & Stewart, the Company's principal outside legal counsel. Mr. Grieco is a member of the Board of Directors of Fresenius National Medical Care Holdings, Inc. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management in 1978 and a JD from Boston College Law School in 1981.

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

 1996                             HIGH     LOW

       First Quarter.....         7 3/4    6 1/2

       Second Quarter....         7 3/8    5 1/2

       Third Quarter.....          9 5/8   5 1/4

       Fourth Quarter....          9 3/4   7

 1997
       First Quarter.....         9 5/8    6 1/2

       Second Quarter ...         7 1/8    4 5/8

       Third Quarter ....         5 5/8    1 3/4

       Fourth Quarter....         4 3/8    2 1/8

 1998
       First Quarter.....         3 9/16   2 1/4
       through September
       15, 1997

     On September 15, 1997, the last reported sale price of the Class A Common Stock was $3.00. On September 15, 1997 there were 109 holders of record of the Company's Class A Common Stock, 321 holders of record of the Company's Class B Common Stock and 322 holders of the Company's Class C Common Stock. Since the Company failed to meet earnings targets as stipulated in its March 1994 prospectus, the Company's Class C Common Stock was canceled and retired on September 28, 1997.

DIVIDEND POLICY

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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 1997 and 1996. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During the fiscal year several operations were acquired which make comparability of period results difficult.

     The Company is a provider of health care services through several chemical dependency centers, an acute psychiatric hospital, several outpatient psychiatric centers and a long-term care facility (collectively called "treatment facilities"). The profitability of the Company is largely dependent on the level of patient occupancy at these treatment facilities. The Company's administrative expenses do not vary significantly as a percentage of total revenue although the percentage tends to decrease slightly as revenue increases because of the fixed components of these expenses.

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

     Over the past several years, the Company has been systematically phasing out its day care center operations due to declining profitability and its lack of fit with the Company's health care operations. At June 30, 1997 the Company has completely eliminated these operations with the sale of the last parcel real estate.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1997 AND 1996


     The Company experienced a loss for fiscal year ended June 30, 1997 primarily as a result of an increase in the Provision for Doubtful Accounts and the increased expenses incurred and decline in census related to the Franvale State Survey in February which placed the facility in Jeopardy Status which precluded admissions for a period of time. Census levels at Franvale did not increase as soon as anticipated after the state resurveyed and lifted the ban on admissions. Occupancy at Franvale for the fiscal year ended June 30, 1997 was at 84.1% as compared to 87.1% for the fiscal year ended June 30, 1996. A new management team is in place at Franvale and marketing efforts have begun to show positive results including some increase in census. Pioneer continuously looks for strategic alternatives for Franvale which is not a part of the Company's core business but has not formed any definitive plans at this time.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has recorded an increase in its accounts receivable reserve and has adopted a more stringent reserve policy going forward as well as instituting a more aggressive collection policy. The Provision for Doubtful Accounts increased from $1,894,087 in fiscal 1996 as compared to $3,397,693 in fiscal 1997. A substantial portion of the increase in the reserve was recorded in the fourth fiscal quarter. The company is currently reviewing these adjustments to determine if some of the adjustments should have been made in prior fiscal quarters.

     Total patient care revenue from all facilities increased 25% to $27,234,372 for the year ended June 30, 1997 from $21,802,758 for the year ended June 30, 1996. Net patient care revenue from psychiatric services increased 30.8% to $21,927,655 for the fiscal year ended June 30, 1997 compared to $16,758,836 for the year ended June 30, 1996. Net patient revenue at the Company's long-term care facility increased to $5,306,717 for fiscal 1997 (5.2%) from $5,043,922 in fiscal 1996 which is attributable to an increase in patient census. Although the gross number of patients increased the percentage of occupancy decreased due to the increase in available beds.

     Total patient care expenses for all facilities increased 20.3% to $14,436,784 for the year ended June 30, 1997 from $12,004,383 for the year ended June 30, 1996. Patient care expenses for psychiatric services were $10,346,111 for the fiscal year ended June 30, 1997 compared to $7,974,811 for fiscal year ended June 30, 1996 a 29.7% increase. Patient care expenses at the Company's long-term care facility increased to $4,090,673 for fiscal 1997 from $4,029,572 in fiscal 1996 (approximately 1.5%).

LIQUIDITY AND CAPITAL RESOURCES

     During the second quarter of 1997, the Company issued Convertible Debentures due December 31, 1998 in the aggregate face amount of $3,125,000 to Infinity Investors Ltd. and Seacrest Capital Limited resulting in $2,500,000 of proceeds to the Company. In the third quarter of 1997, in connection with the issuance of the Convertible Debentures, the Company issued warrants for 150,000 shares to Infinity Investors Ltd. and Seacrest Capital Limited at an exercise price of $2.00 per share. As of September 15, 1997 all of the Convertible Debentures have been converted to Class A Common Stock. A total of 1,331,696 shares of Class A Common Stock were issued for this conversion and in payment of related interest.

     During the fourth fiscal quarter of 1997, the Company issued 1,000 shares of Convertible Preferred Stock for a total of $1,000,000 to ProFutures Special Equities Fund, L.P. resulting in proceeds to the Company of approximately $873,705. The June 30, 1997 financial statements reflect the conversion of half of the Convertible Preferred Stock into 229,964 shares of Class A Common Stock. As of September 15, 1997 the remaining Convertible Preferred Stock was converted to 246,305 shares of Class A Common Stock.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care increased 17.2% to $11,255,000 at June 30, 1997 from approximately $9,606,000 at June 30, 1996. The increase in accounts receivable is net of the sale of certain receivables to LINC Finance Corporation VIII (LINC). This increase in receivables is primarily due to increase in revenues from new acquisitions. The Company continues to closely monitor its accounts receivable balances and implement procedures and policies, including more aggressive collection techniques, to manage this receivables growth and keep it consistent with growth in revenues.

     In December of 1996, PHC of Utah, Inc. and Healthcare Financial Partners-Funding II, L.P. ("HCFP") entered into a revolving credit agreement, pursuant to which HCFP will provide funding of up to $1,000,000 to PHC of Utah, Inc. In February of 1997, PHC of Michigan, Inc. and HCFP entered into a revolving credit agreement, pursuant to which HCFP will provide funding up to $1,500,000 to PHC of Michigan, Inc. Both of these revolving credit agreements are secured by the assets of the subsidiary.

     The Company currently has a mortgage of $1,100,000 secured by the Harbor Oaks facility.

     At June 30, 1997 the Company had approximately $905,700 in cash and cash equivalents, working capital of approximately $4,763,000 and a working capital ratio of approximately 1.6 to 1. Management believes that the Company has adequate resources to fund operations for the foreseeable future. However, the Company is constantly seeking less expensive alternative financing to insure that it will have the necessary capital to fund expansion of its existing business and to pursue acquisition opportunities as they arise.

     The Company has made significant progress toward the accomplishment of its acquisition and expansion strategy during the fiscal year by completing the acquisition of its out patient psychiatric operations in Michigan (North Point-Pioneer, Inc.) and its first psychiatric practice ownership in Salem, Virginia. These acquisitions are key components in the culmination of the Company's vision to provide a fully integrated delivery system in psychiatric care.

     Through merger the Company acquired a psychiatric management operation in New York (BSC-NY, Inc.) which manages psychotherapy and psychological practices in New York. Also in connection with the merger another entity was formed, Perlow Physicians, P.C. ("Perlow"), to acquire the assets of the medical practices now serviced by BSC. The Company advanced Perlow the funds to acquire those assets and at June 30, 1997 Perlow owed the Company $3,063,177 which includes, in addition to acquisition costs, management fees of approximately $511,000 and interest on the advances of approximately $176,000. It is expected that the obligations will be paid over the next several years and, accordingly, most of these amounts have been classified as long term.

     Subsequent to year end the Company issued 172,414 Shares of Unregistered Class A Common Stock to ProFutures Special Equities Fund, L.P. resulting in proceeds to the company of approximately $445,000.

     Also subsequent to year end the Company completed the acquisition of Counseling Associates, an outpatient clinic in Blacksburg, Virginia, for 26, 024 shares of Class A Common Stock and $50,000 in cash. This clinics operations will be included in Pioneer Counseling of Virginia, Inc. which is an 80% owned subsi diary.

ITEM 7.           FINANCIAL STATEMENTS
                                                            AT PAGE

Index........................................                  F-1
Reports of Independent Auditors..............                  F-2
Consolidated Balance Sheets..................                  F-3
Consolidated Statements of Operations........                  F-4
Consolidated Statements of Changes in Stockholders'            F-5
Equity.......................................
Consolidated Statements of Cash Flows........                  F-6
Notes to Financial Statements................                  F-7

                                   PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

     Information required by Item 401 and Item 405 of Regulation S-B is contained in Part I of this report.

Compliance With Section 16(A) Of  The Exchange Act

     In fiscal year 1997, both Mr. Grieco and Mr. Phillips failed to timely file Form 3 upon joining the Company's Board of Directors. In addition, Dr. Robar, Mr. Boswell, Ms. Wurts and Mr. Phillips each filed a Form 4 relating solely to the grant of options outside of the prescribed time limits. These grants, however, could have been reported on Form 5, in which case they would not have been due until August 14, 1997. Additionally, for fiscal year 1997, Dr. Robar failed to timely file a From 4 relating to the sale of the Company's Class A Common Stock and Mr. Boswell and Ms. Wurts each failed to timely file a Form 4 relating to the purchase of the Company's Class A Common Stock.

ITEM 10.    Executive compensation.  Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company has acquired a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

Executive Compensation

     Two executive officers of the Company received compensation in the 1997 fiscal year which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 1997, 1996 and 1995:


                         Summary Compensation Table
                                                          Long Term
                                                         Compensation
                             Annual Compensation             Awards

         (a)         (b)    (c)      (d)     (e)           (g)         (i)
      Name and                              Other       Securities    All Other
      Principal     Year   Salary   Bonus   Annual     Underlying  Compensation
      Position                           Compensation   Options/SARs
                             ($)     ($)     ($)            (#)         ($)
______________________________________________________________________________

Bruce A. Shear.....   1997  $294,167    --   $12,633(1)     --        --
  President and       1996  $294,063    --   $10,818(2)     --        --
Chief Executive       1995  $237,500    --   $ 8,412(3)     --        --
Officer

Robert H. Boswell..   1997  $ 92,750    --   $ 6,000(4)    5,000    $ 6,821
  Executive Vice      1996  $ 80,667  $1,000 $23,750(5)    5,000    $11,250
President             1995  $ 69,750    --   $ 6,000(4)   15,000    $28,050


(1) This amount represents (i) $2,687 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $6,769 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, and (iii) $3,177 personal use of Company car held by Mr. Shear.

(2) This amount represents (i) $2,650 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $5,146 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, and (iii) $3,022 for the personal use of a Company car held by Mr. Shear.

(3) This amount represents (i) $2,450 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $1,195 in premiums paid by the Company for club memberships used by Mr. Shear for personal activities and (iii) $4,767 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear.

(4)  This amount represents (i) an automobile allowance

(5) This amount represents (i) $3,750 automobile allowance, and (ii) $20,000 net gain from the exercise of options and subsequent sale of stock.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive $2,500 stipend per year and $1,000 for each Board meeting they attend. In addition, directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). In fiscal year 1997, Howard Phillips, a member of the board of directors of the Company served on a board of directors of another entity. Mr. Phillips is a member of the Board of Directors of Food Court Entertainment
Network, Inc., an operator of shopping mall television networks, and Telechips Corp., a manufacturer of visual phones. No other executive officers or directors of the Company served on a board of directors of any other entity.

COMPENSATION COMMITTEE
     The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The compensation Committee met once during fiscal 1997. Mr. Shear did not participate in discussions concerning, or vote to approve, his salary.

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

     As of June 30, 1997, the Company had issued options to purchase a total of 207,000 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $3.50 to $7.00 per share. On February 18, 1997, the Board of Directors repriced all outstanding options, other than options granted to members of the Board of Directors, at $3.50 per share. On August 1, 1997 the Company issued an additional 75,000 options at an exercise price of $2.63. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     During the fiscal year ended June 30, 1997 13,375 shares of Class A Common Stock were issued through the exercise of options by employees and 100 shares were issued to a former employee.

   EMPLOYEE STOCK PURCHASE PLAN

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. No more than 100,000 shares may be sold under this Plan. The price per share shall be the lesser of 85% of fair market value on the Offering Date or 85% of the fair market value of a share on the date such right is exercised. Currently there is an offering period under the plan which began on February 1, 1997 and will end on January 31, 1998. There are thirty employees participating in this plan period.

NON-EMPLOYEE DIRECTOR STOCK PLAN

     The Company's Non-Employee Director Stock Plan (the "Director Plan") was adopted by the directors on October 18, 1995 and approved by the Stockholders of the Company on December 15, 1995. Non-qualified options to purchase a total of 30,000 shares of Class A Common Stock are available for issuance under the Director Plan.

     The Director Plan is administered by the Board of Directors or a committee of the Board. Under the Director Plan, each director of the Company who was a director at the time of adoption of the Director Plan and who was not a current or former employee of the Company received an option to purchase that number of shares of Class A Common Stock as equals 500 multiplied by the years of service of such director as of the date of the grant. At each annual meeting of the Board of Directors of the Company following the initial grant described above, each nonemployee director granted under the Director Plan an option to purchase 2,000 shares of the Class A Common Stock of the Company. The option exercise price is the fair market value of the shares of the Company's Class A Common stock on the date of grant. The options are non-transferable and become exercisable as follows: 25% immediately and 25% on each of the first, second and third anniversaries of the grant date. If an optionee ceases to be a member of the Board of Directors other than for death or permanent disability, the unexercised portion of the options, to the extent unvested, immediately terminate, and the unexercised portion of the options which have vested lapse 180 days after the date the optionee ceases to serve on the Board. In the event of death or permanent disability, all unexercised options vest and the optionee or his or her legal representative has the right to exercise the option for a period of 180 days or until the expiration of the option, if sooner.

     On January 23, 1996, a total of 5,500 options were issued under the Director Plan at an exercise price of $6.63 per share. On February 18, 1997, a total of 6,000 options were issued under the Director Plan at an exercise price of $3.50. As of September 15, 1997, none of these options had been exercised.


ISSUANCE OF RESTRICTED STOCK

     On December 17, 1993, the Company issued 11,250 and 19,750 shares of the Company's Class A Common Stock to certain directors and officers of the Company, respectively, at a purchase price of $4.00 per share. The shares of restricted stock were issued pursuant to the Company's Stock Plan. Each purchaser paid to the Company 25% of the purchase price for his or her shares in cash, and the balance with a non-recourse note. The notes bear interest at 6% per year, are payable quarterly in arrears, and became due March 31, 1997. To secure the payment obligation under the non-recourse notes, shares paid for with these notes have been pledged to the Company. See "Certain Transactions." The notes reached maturity on March 31, 1997. Two employees were in default. Mark Cowell forfeited 6,925 shares and Joan Chamberlain forfeited 1,731 shares which are currently held as treasury stock.

     On September 30, 1996 the company issued 15,000 shares of the Company's Class A Common Stock as part of the acquisition of North Point. The Company also issued 150,000 shares of the Company's Class A Common Stock as part of the acquisition of BSC. The Company also issued 64,500 shares of the Company's Class A Common Stock as part of the acquisition of Pioneer Counseling of Virginia.

                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock, Class B Common Stock and Class C Common Stock (the only classes of capital stock of the Company currently outstanding) as of September 15, 1997 by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities,
(ii) each director of the Company, (iii) each of the named executive officers as defined in 17 CFR 228.402(a)(2) and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:

                              Name and Address    Amount and Nature  Percent
      Title of Class        of Beneficial Owner     of Beneficial       of
                                                        Owner         Class
                                                                       (12)
Class A Common Stock       Gerald M. Perlow           16,000(1)          *
                           c/o PHC, Inc.
                           200 Lake Street
                           Peabody, MA   01960
                           Donald E. Robar             9,250(2)          *
                           c/o PHC, Inc.
                           200 Lake Street
                           Peabody, MA   01960
                           Bruce A. Shear             17,500(3)          *
                           c/o PHC, Inc.
                           200 Lake Street
                           Peabody, MA   01960
                           Robert H. Boswell          31,824(4)          *
                           c/o PHC, Inc.
                           200 Lake Street
                           Peabody, MA   01960
                           Howard W. Phillips         37,968(5)          *
                           P. O. Box 2047
                           East Hampton, NY
                           11937
                           William F. Grieco          59,780(6)(7)      1.3%
                           115 Marlborough Street
                           Boston, MA   02116
                           J. Owen Todd               59,280(7)         1.3%
                           c/o Todd and Weld
                           1 Boston Place
                           Boston, MA  02108
                           All Directors and         188,247(8)         4.1%
                           Officers as a Group
                           (7 persons)
Class B Common Stock (9)   Bruce A. Shear            671,259(10)       91.9%
                           c/o PHC, Inc.
                           200 Lake Street
                           Peabody, MA   01960
                           All Directors and         671,259           91.9%
                           Officers as a Group
                           (7 persons)
Class C Common Stock(13)   Bruce A. Shear            156,502(11)       78.3%
                           c/o PHC, Inc.
                           200 Lake Street
                           Peabody, MA   01960
                           J. Owen Todd               13,173(7)         6.5%
                           c/o Todd and Weld
                           1 Boston Place
                           Boston, MA  02108
                           William F. Grieco          13,173(7)         6.5%
                           115 Marlborough Street
                           Boston, MA   02116
                           All Directors and         169,675           84.93%
                           Officers as a Group
                           (7 persons)

*    Less than 1%.
(1) Includes 6,000 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $3.50 to $6.63 per share.
(2) Includes 7,750 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $3.50 to $6.63 per share.
(3) Includes 12,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price of $2.63 per share. Excludes an aggregate of 59,280 shares of Class A Common Stock owned by the Shear Family Trust and the NMI Trust, of which Bruce A. Shear is a remainder beneficiary.
(4) Includes an aggregate of 30,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $2.63 to $3.50 per share.
(5) Includes 37,468 shares issuable upon the exercise of a currently exercisable Unit Purchase Option for 18,734 Units, at a price per unit of $5.60, of which each unit consists of one share of Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at a price per share of $7.50 and 500 shares issuable pursuant to currently exercisable stock options having an exercise price of $3.50 per share.
(6) Includes 500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price of $3.50 per share
(7) Messrs. Todd and Grieco are the two trustees of the Trusts which collectively hold 72,453 shares of the Company's outstanding Common Stock. Gertrude Shear, Bruce A. Shear's mother, is the lifetime beneficiary of the Trusts. In addition to the shares held by the Trusts, to the best of the Company's knowledge, Gertrude Shear currently owns less than 1% of the Company's outstanding Class B Common Stock and 4.97% of the Company's outstanding Class C Common Stock.
(8) Includes an aggregate of 71,500 shares issuable pursuant to currently exercisable stock options. Of those options, 2,750 have an exercise price of $6.63 per share, 51,250 have an exercise price of $3.50 per share and 17,500 have an exercise price of $2.63. Also includes 37,468 shares issuable upon the exercise of the Unit Purchase Option as described in
     (5).
(9) Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer thereof or at any time at the option of the holder.
(10) Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
(11) Includes 12,526 shares of Class C Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares. Excludes an aggregate of 13,173 shares of Class C Common Stock owned by the Shear Family Trust and the NMI Trust (the "Trusts"), of which Bruce A. Shear is a remainder beneficiary.
(12) Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors). The Class C Common Stock is non-voting.
(13) Since the Company failed to meet earnings targets as stipulated in its March 1994 Prospectus, the Company's Class C Common Stock was canceled and retired as of September 28, 1997. Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of September 15, 1997:

              Bruce A. Shear .........................41.39%
              J. Owen Todd..............................0.7%
              William F. Grieco.........................0.7%
              All  Directors  and  Officers as a Group
              (7 persons)........................      42.2%


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

RELATED PARTY INDEBTEDNESS

     For approximately the last ten years, Bruce A. Shear, a director and the President, Chief Executive Officer and Treasurer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the Company did not have financing available from outside sources and, in the opinion of the Company, were entered into at market rates given the financial condition of the Company and the risks of repayment at the time the loans were made. As of June 30, 1997, the Company owed an aggregate of $75,296 to related parties. During the year ended June 30, 1997, the Company paid an aggregate of $114,771 in principal and accured interest under various Notes to related parties.

     As of June 30, 1997, the Company owed Bruce A. Shear $55,296 on a promissory note, which is dated March 31, 1994, matures on December 31, 1998 and bears interest at the rate of 8% per year, payable quarterly in arrears, and requires repayments of principal quarterly in equal installments.

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


Exhibits Index

Exhibit No.                             Description

       ++1.1 Form of Underwriting Agreement.
        +3.1 Restated Articles of Organization of the Registrant, as amended.
       3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts on January 28, 1997.
     ****3.2 By-laws of the Registrant, as amended.
         3.3 Certificate of Vote of Directors establishing a Series of a Class of stock dated June 3, 1997.
        +4.1 Form of Warrant Agreement.
        +4.2 Specimen certificate representing Class A Common Stock.
        +4.3 Form of  Certificates  representing  redeemable  Class A  Warrants
             (form of certificate representing redeemable Class A Warrants included in Exhibit 4.1).
        +4.4 Form of Unit Purchase Option.
        #4.5 Form of warrant issued to Barrow Street  Research,  Inc. and Peter
             G. Mintz.
        #4.6 Form of warrant issued to Robert A. Naify,  Marshall Naify,  Sarah
             M. Hassanein and Whitney Gettinger.
        #4.7 Form of  Subscription  Agreement  prior to the  Purchase  of Units
             Consisting of Shares of Class A Common Stock and Warrants to Purchase Class A Common Stock.
    ###4.7.1 Regulation D Securities  Subscription  Agreement  among PHC, Inc.,
             Infinity Investors Ltd. and Seacrest Capital Limited dated October 1996.
         4.8 Form of Warrant Agreement by and among the Company, American Transfer & Trust Company and AmeriCorp Securities, Inc. executed in connection with the Private Placement.
    ###4.8.1 7%  Convertible  Debenture  issued to Infinity  Investors  Ltd. in the principal amount of $1,975.000.
         4.9 Form of Certificates representing the New Warrants (form of certificate representing New Warrants included in Exhibit 4.8).
    ###4.9.1 7%  Convertible  Debenture  to  Seacrest  Capital  Limited  in the
             principal amount of $1,250.000.
     ###4.10 Book   Entry   Transfer   Agent   Agreement   among   PHC,   Inc.,
             Infinity Investors Ltd., Seacrest Capital Limited and American Stock Transfer & Trust Company dated October 7, 1996.
     ###4.11 Registration  Rights Agreement among PHC, Inc., Infinity Investors and  Seacrest Capital Limited dated October 7, 1996.
        4.12 Form of Subscription Agreement for the Purchase of Units Consisting of Shares of Class A Common Stock and Warrants to Purchase Class A Common Stock.
        4.13 Form of Warrant Agreement by and among the Company, American Stock Transfer & Trust Company and AmeriCorp Securities, Inc, executed in connection with the Private Placement.
        4.14 Form of  Certificates  representing  the  New  Warrants  (form  of certificate representing New Warrants included in Exhibit 4.8).
        4.15 Form of Warrant Agreement issued to Alpine Capital Partners,  Inc.
             to purchase 25,000 Class A Common shares dated October 7, 1996.
        4.16 Stock Exchange  Agreement by and between PHC, Inc. and Psychiatric
             & Counseling Associates of Roanoke, Inc.
      @ 4.17 Form of Warrant  Agreement issued to Barrow Street Research,  Inc.
             to  purchase  3,000  Class A  Common  shares  dated  February  18,
             1997.
      @ 4.18 Form of Consultant Warrant Agreement by and between PHC, Inc., and C.C.R.I. Corporation dated March 3, 1997 to purchase 160,000 shares Class A Common Stock.
      @ 4.19 Amendment  Agreement by and between PHC, Inc.,  Infinity Investors
             Ltd., and Seacrest Capital Limited as parties to Regulation D Securities Subscription Agreement dated October 7, 1996.

Exhibit Index (Con't)

Exhibit No.                             Description

      @ 4.20 Loan and Security  Agreement by and between PHC of Michigan,  Inc.
             and HCFP Funding, Inc. dated March 11, 1997 in the amount of $300.000.
      @ 4.21 Subscription  Agreement  by and between PHC,  Inc. and  ProFutures
             Special Equities Fund, L.P. for 1,000 shares of Series A Convertible Preferred Stock.
      @ 4.22 Warrant Agreement by and between PHC, Inc. and ProFutures  Special
             Equities Fund, L.P. for 50,000 shares of Class A Common  Stock.
        4.23 Warrant Agreement by and between Brean Murray & Company and PHC., Inc. date 07/31/97 (See 10.125).
        4.24 Subscription Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. to purchase PHC, Inc. Units dated 09/19/97.
        4.25 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P.for up to 86,207 shares of Class A Common Stock dated 09/19/97.
      xxx5.1 Opinion of Choate, Hall & Stewart.
   x****10.1 1993 Stock  Purchase and Option Plan of PHC,  Inc., as amended and subject to approval of the Company's shareholders.
      x+10.2 Form of Stock Option Agreement of PHC, Inc.
      x+10.3 Form of  Restricted  Stock  Agreement  with List of employees  and directors who have entered into agreement and corresponding numbers of shares.
       +10.4 Form of Subscription  Agreement for Bridge  financing with List of bridge investors who have entered into agreement and corresponding amounts subscribed for.
      ++10.5 Form of 8%  Subordinated  Notes of PHC,  Inc.  with List of bridge investors who have purchased notes and principal amounts thereof. +10.6 Form of Warrant Agreement for Bridge financing with List of bridge investors holding warrant agreements and corresponding numbers of bridge units for which warrant is exercisable.
       +10.7 Lease  Agreement  between  Blackacre  Realty Trust and PHC,  Inc., dated April 30, 1985, with amendments dated May 22, 1986, on or about March 9, 1988, and May 1, 1992.
     ***10.9 Lease Agreement between David H. Bromm and Changes,  a division of
             Mount Regis, dated April 1, 1995.
      +10.10 Lease  Agreement  between  PHC,  Inc.  and Quality Care Centers of
             Massachusetts, Inc., dated June 30, 1988, as amended on October 25, 1989.
      +10.11 Option to Purchase  Agreement  between PHC,  Inc. and Quality Care
             Centers of Massachusetts, Inc., dated July 6, 1993.
      +10.12 Lease  Agreement  between  Anna Meta  Leonhard  & Claire  Leonhard
             Morse and PHC, Inc., dated December 13, 1989; Approval of Assignment of lease by PHC, Inc. to PHC of California, Inc. dated December 13, 1989.
      +10.13 Settlement  Conference  Order,  dated  February  1,  1993,  in the matter of AIHS of California, Inc. v. Claire Leonhard Morse; Letter from Jerry M. Ackeret to Godfrey J. Tencer, dated September 24, 1993, confirming extension of the Settlement;
             Letter from Godfrey J. Tencer to Jerry M. Ackeret, dated October 4, 1993, accepting extension in letter of September 24, 1993; Letter from Jerry M. Ackeret to PHC, Inc., dated February 15, 1994, agreeing to extension of closing of the purchase of the property to March 8, 1994.
      +10.14 Lease Agreement  between  Palmer-Wells  Enterprises and AIHS, Inc.
             and Edwin G. Brown, dated September 23, 1983, with Addendum dated March 23, 1989, and Renewal of Addendum dated April 7, 1992; Tenant Acceptance Letter to The Mutual Benefit Life Insurance Company and Palmer-Wells Enterprises, executed by PHC, Inc. and Edwin G. Brown, dated June 6, 1989.
      +10.15 Sample Equipment Lease with Trans National Leasing Corp.
      +10.16 Note of PHC,  Inc. in favor of Tot Care,  Inc.,  dated  January 1,
             1991, in the amount of $55,000.
      +10.17 Note of PHC, Inc. in favor of Humpty Dumpty  School,  Inc.,  dated
             March 1, 1991, in the amount of $25,000.

Exhibit Index (Con't)

Exhibit No.                             Description

      +10.18 Note of PHC,  Inc.  in favor of Bruce  A.  Shear,  dated  April 1,
             1993, in the amount of $152,500; Subordination letter from Aquarius Realty to Malden Trust Company as to $50,000 of debt, dated 1983, regarding debt of PHC, Inc.; Subordination letter from Bruce A. Shear and Steven J. Shear, individually, to Malden Trust Company as to $80,000 of debt, dated 1983, regarding debt of PHC, Inc.
      +10.19 Note of PHC,  Inc.  in favor of Steven J.  Shear,  dated  April 1,
             1993, in the amount of $25,000.
      +10.20 Note of PHC,  Inc.  in favor of  Gertrude  Shear,  dated April 15,
             1993, in the amount of $27,700.
      +10.21 Note of PHC,  Inc. in favor of Mark S. Cowell and Karen K. Cowell,
             dated May 5, 1993, in the amount of   $10,000.
      +10.22 Note of PHC, Inc. in favor of Trans National Leasing Corp.,  dated
             May 17, 1993, in the amount of $50,000.
      +10.26 Advance  Funding  Agreement  by and among  Quality Care Centers of
             Massachusetts,   Inc.,   Kelspride   Nursing   Homes,   Inc.   and
             Continental Medical Systems, Inc., dated June 30, 1988, and amendment thereto dated June 30, 1992; Note of Quality Care Centers of Massachusetts, Inc. in favor of Continental Medical Systems, Inc., dated June 30, 1992, in the amount of $240,084; Mortgage, Security Agreement and Assignment by PHC, Inc. to Continental Medical Systems, Inc., dated June 30, 1988, and amendment thereto dated June 30, 1992; Security Agreement by Quality Care Centers of Massachusetts, Inc. to Continental Medical Systems, Inc., dated June 30, 1988, and amendment thereto dated June 30, 1992; Guaranty of PHC, Inc. in favor of Continental Medical Systems, Inc. dated June 30, 1988, and amendment thereto dated June 30, 1992; Guaranty of Bruce A. Shear, individually, dated June 30, 1988, and amendment thereto dated June 30, 1992 and Guaranty Fee , Inc. in favor of Bruce A. Shear in consideration of June 30, 1988, Guaranty on behalf of PHC, Inc.; Waiver and Agreement by and among PHC, Inc., Quality Care Centers of Massachusetts, Inc., Continental Medical Systems, Inc. and CMS Capital Ventures, Inc., dated October 13, 1993.
      +10.28 Purchase and Sale Agreement by and between Alternative  Counseling
             Services, Inc. and PHC of Virginia, Inc., dated March 22, 1993; Note of PHC of Virginia, Inc. in favor of Alternative Counseling Services, Inc., dated April 1, 1993, in the amount of $30,000; Note of PHC of Virginia, Inc. in favor of Alternative Counseling Services, Inc., dated April 1, 1993, in the amount of $15,485 with Changes Clinic Collections on Purchased Receivables, April 1, 1993 - September 7, 1993.
    ***10.29 Note of PHC of  Virginia,  Inc. in favor of Himanshu  S. Patel and
             Anna H. Patel, dated April 1, 1995, in the amount of $10,000. +10.30 Note of PHC of Virginia, Inc. in favor of Mukesh P. Patel and
             Falguni M. Patel, dated April 1, 1993, in the amount of $10,000. +10.31 Mount Regis Center, Limited Partnership Agreement and Certificate
             of Limited Partnership, dated July 24, 1987, by and among PHC of Virginia, Inc. and limited partners; Form of Letter Agreement of limited partners dated October 18, 1993, with List of Selling Limited Partners and Units to be sold.
      +10.32 Contract for Purchase and Sale of Real Estate by and between Douglas M. Roberts, PHC of Virginia, Inc. and PHC, Inc. dated March 31, 1987, with amendment dated July 28, 1987.
      +10.33 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date.
      +10.34 Security  Agreement  Note of PHC of  Virginia,  Inc.  in  favor of
             Mount Regis Center, Inc., dated July 28, 1987, in the amount of $90,000, guaranteed by PHC, Inc., with Security Agreement, dated July 1987.

Exhibit Index (Con't)

Exhibit No.                             Description

      +10.35 Form of  Agreement  amending  Deed of Trust  Note (by Mount  Regis
             Center Limited  Partnership to Douglas M. Roberts,  dated July 28,
             1987) and Security Agreement Note (by PHC of Virginia, Inc. to Mount Regis Center, Inc., dated July 28, 1987, and assigned by Mount Regis to Douglas M. Roberts, effective August 1, 1987) by and between Douglas M. Roberts, PHC of Virginia, Inc., Mount Regis Limited Partnership and PHC, Inc., dated September, 1991.
      +10.37 Note of Quality  Care Centers of  Massachusetts,  Inc. in favor of
             Bruce A. Shear, dated April 1, 1993, in  the amount of $10,000.
       10.38 Exhibit intentionally omitted.
      +10.42 Note of PHC of California,  Inc. in favor of Bruce A. Shear, dated
             April 1, 1993, in the amount of $100,000.
      +10.43 Note of PHC of  California,  Inc.  in  favor  of  Marin  Addiction
             Counseling & Treatment, Inc., dated January 30, 1990, in the amount of $273,163 with Agreement, dated April 26, 1990, evidencing assignment of note by Marin Addiction Counseling Treatment, Inc. to Circle of Help, Inc.; Asset Purchase Agreement by and between Marin Addiction Counseling & Treatment, Inc. and PHC of California, Inc., dated January 19, 1990; Waiver Letter from Circle of Help, Inc. to PHC, Inc., dated February 15, 1994.
      +10.45 Promissory  Note and Corporate  Guarantee of STL, Inc. in favor of
             Joseph and Theodora Koziol, dated November 30, 1992, in the amount of $40,000, Corporate Guarantee by PHC, Inc., with Release of All Demands of even date attached.
      +10.50 Letter  agreement  between PHC, Inc. and Leonard M. Krulewich,  as
             assignee  of  the  ENOBLE  Corporation,   dated  April  26,  1993,
             relative to the transfer of ownership of the DoN; Request for Transfer of DoN, dated May 28, 1993; Request for Transfer of Site of DoN, dated May 28, 1993; Request for Extension of Authorization Period from June 27, 1993, dated June 24, 1993; Letter from counsel of AtlantiCare Medical Center to Massachusetts Department of Public Health, dated July 13, 1993.
    ***10.51 Medical Director Agreement between Mukesh P. Patel and Mount
             Regis Center, dated September 1, 1991.
      +10.52 Copy of Note of Bruce A. Shear in favor of Steven J. Shear,  dated
             December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988.
      +10.53 Management   Agreement  by  and  between  STL,  Inc.  and  Lillian
             Furbish, dated September 8, 1993.
      +10.55 Letter  Agreement  by and between  PHC,  Inc.  and the Utah Group, dated November 5, 1993.
     **10.56 Note of PHC,  Inc.  in favor of Bruce A.  Shear,  dated  March 31,
             1994, in the amount of $110,596.
     **10.57 Consent of PHC,  Inc.  and PHC of Virginia,  Inc.,  dated June 10,
             1994, as to the transfer of partnership property to PHC of Virginia, Inc.; Deed by and between Mount Regis Center, Limited Partnership and PHC of Virginia, Inc., dated June 10, 1994; Consent to Transfer by Douglas M. Roberts, dated June 23, 1994; Form of Mount Regis Center, Limited Partnership Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia, Inc. and each assignor dated as of June 30, 1994; Mount Regis Center, Limited Partnership Certificate of Cancellation of Limited Partnership, filed June 30, 1994.
     **10.58 Letter from PHC of California, Inc. to Circle of Help, Inc., dated September 20, 1994, confirming agreement as to payment by PHC of California, Inc. to Circle of Help, Inc. in the amount of $100,000 as full satisfaction of promissory note of PHC of California, Inc. in favor of Marin Addiction Counseling and Treatment, Inc. in the amount of $273,163 which was assigned to Circle of Help, Inc. on April 26, 1990.

Exhibit Index (Con't)

Exhibit No.                             Description

     **10.59 Settlement  Agreement and Mutual General  Release,  by and between
             PHC of California, Inc. and of the Anna Leonhard Trust, Arnold Leonhard, individually and as Trustee of the Anna Leonhard Trust, and Lloyd Leonhard.
     **10.60 Estoppel,  Consent  and  Subordination  Agreement,  by and between
             Zions First National Bank and Highland Ridge Hospital, dated June 30, 1994.
     **10.61 Regulatory  Agreement for  Multifamily  Housing  Projects,  by and
             between Quality Care Centers of Massachusetts, Inc. and Secretary of Housing and Urban Development, dated September 8, 1994; Mortgage of Quality Care Centers of Massachusetts, Inc. in favor of Charles River Mortgage, dated September 8, 1994; Mortgage Note of Quality Care Centers of Massachusetts, Inc. in favor of Charles River Mortgage Company, Inc., in the amount of $6,926,700, dated September 8, 1994; Security Agreement by and between Quality Care Centers of Massachusetts, Inc. and Charles River Mortgage Company, Inc., dated September 8, 1994; Standard Form Agreement Between Owner and Architect for Housing Services, by and between Quality Care Centers of Massachusetts, Inc. and David H Dunlap Associates, Inc., dated November 5, 1992; Construction Contract by and between Quality Care Centers of Massachusetts, Inc. and Corcoran Jennison Construction Co., Inc., dated September 8, 1994, and related documents.
     **10.62 First Amendment to Management Agreement,  by and between STL, Inc.
             and Lillian Furbish, dated September 21, 1994.
      *10.63 Asset  Purchase  Agreement by and between  Good Hope Center,  Inc.
             and the Company, dated as of  January 21, 1994.
     **10.64 Lease and Option  Agreement,  by and between NMI Realty,  Inc. and
             PHC of Rhode Island, Inc., dated March 16, 1994.
     **10.65 Tenant Estoppel  Certificate of PHC of Rhode Island, Inc. to Fleet
             National Bank, dated September 13,  1994.
     **10.66 Subordination,  Non-Disturbance and Attornment  Agreement,  by and
             among Fleet National Bank, PHC of Rhode Island, Inc. and NMI Realty, Inc., dated September 13, 1994.
     **10.67 Secured  Promissory Note of PHC of Rhode Island,  Inc. in favor of
             Good Hope Center, Inc., dated March 16, 1994, in the amount of $116,000.
     **10.68 Asset Sale Agreement by and between  Harbor Oaks Hospital  Limited
             Partnership and the Company, dated June 24, 1994.
     **10.69 Lease  Agreement by and between  Conestoga  Corp.  and PHC,  Inc., dated July 11, 1994.
     **10.70 Letter from counsel of PHC,  Inc. to  Massachusetts  Department of
             Public Health, dated August 31,1994, requesting, on behalf of the Company and ENOBLE, that the Massachusetts Department of Public Health place them on the agenda of the Public Health Council, with attachments.
     ++10.71 Sale and Purchase  Agreement  by and between PHC of Rhode  Island,
             Inc. and LINC Finance Corporation VIII, dated January 20, 1995 +++10.72 Sale and Purchase Agreement by and between PHC of Virginia, Inc.
             and LINC Finance Corporation VIII, dated March 6, 1995
    ***10.73 Renewal of Lease  Addendum  between Palmer Wells  Enterprises  and
             PHC of Utah, Inc., executed February 20, 1995.
   ****10.74 1995  Employee  Stock  Purchase  Plan,  subject to approval of the
             Company's shareholders.
   ****10.75 1995 Non-Employee  Director Stock Option Plan, subject to approval of the Company's shareholders.
   ****10.76  Note   Note  of  PHC  of   Nevada,   Inc.,   in   favor  of  LINC
             Anthem Corporation, dated November 7, 1995; Security Agreement of PHC, Inc., PHC of Rhode Island, Inc., and PHC of Virginia, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Loan and Security Agreement of PHC of Nevada, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Guaranty of PHC, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Stock Pledge and Security Agreement of PHC, Inc., in favor of LINC Anthem Corporation,
             dated   November  7, 1995.

Exhibit Index (Con't)

Exhibit No.                             Description

   ****10.77 Secured  Promissory  Note  in  the  amount  of  $7,500,000  by and between PHC of Nevada, Inc. and  LINC Anthem Corp.
     ##10.78 Loan and Security  Agreement for  $1,000,000 by and between PHC Of
             Utah, Inc. and HealthPartners Funding LP.
     ##10.79 HealthPartners Revolving Credit Note.
     ##10.80 Guaranty of HealthPartners Revolving Credit Note
     ##10.81 Stock   Pledge  by  and  between   PHC,   Inc.   and  Linc  Anthem
             Corporation
     ##10.82 Asset  Purchase  Agreement  by  and  between  Harmony  Counseling,
             Inc. and PHC, Inc.
     ##10.83 Asset  Purchase  Agreement by and between Total  Concept  Employee
             Assistance Program, Inc.
     ++10.84 Security  Agreement  by  and  between  PHC,  Inc.,  PHC  of  Rhode
             Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996.
   +++++10.85 Custodial  Agreement by and between LINC Anthem  Corporation  and
              PHC, Inc. and Choate, Hall and Stewart dated July 25, 1996. ++++10.86 Loan and Security Agreement by and between Northpoint-Pioneer
              Inc. and LINC Anthem Corporation dated July 25, 1996.
    ++++10.87 Corporate  Guaranty  by PHC,  Inc.,  PHC of Rhode  Island,  Inc.,
              PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996 for North Point-Pioneer, Inc.
    ++++10.88 Stock  Pledge and Security  Agreement  by and between  PHC,  Inc.
              and LINC Anthem Corporation.
    ++++10.89 Secured  Promissory  Note of North  Point-Pioneer,  Inc. in favor of LINC Anthem Corporation dated July 25, 1996 in the amount of $500,000.
    ++++10.90 Lease  Agreement  by and between PHC,  Inc. and 94-19  Associates dated October 31, 1996 for BSC-NY, Inc.
    ++++10.91 Note by and  between  PHC Inc.  and Yakov  Burstein in the amount of $180,000.
    ++++10.92 Note by and between PHC,  Inc.  and Irwin  Mansdorf in the amount of $570,000.
    ++++10.93 Employment  Agreement  by and  between  BSC-NY,  Inc.  and  Yakov
              Burstein dated November 1, 1996.
    ++++10.94 Consulting  Agreement  by and  between  BSC-NY,  Inc.  and  Irwin
              Mansdorf dated November 1, 1996.
    ++++10.95 Agreement  and Plan of  Merger by and among  PHC,  Inc.,  BSC-NY,
              Inc., Behavioral Stress Centers, Inc., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996.
    ++++10.96 Assignment  and  Assumption  Agreement  dated  October  31,  1996 by and between Clinical Associates and Perlow Physicians, P.C. ++++10.97 Bill of Sale by and between Clinical Diagnostics and Perlow
              Physicians, P.C.
    ++++10.98 Employment  Agreement by and between Perlow Physicians,  P.C. and
              Yakov Burstein dated November 1, 1996.
    ++++10.99 Agreement  for  Purchase  and  Sale  of  Assets  by  and  between
              Clinical Associates and Clinical Diagnostics and PHC, Inc., BSC-NY, Inc., Perlow Physicians, P.C., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996.
   ++++10.100 Consulting  Agreement  by and  between  Perlow  Physicians,  P.C.
              and Irwin Mansdorf dated November 1, 1996.
   ++++10.101 Option  Agreement by and between  Pioneer  Healthcare  and Gerald
              M. Perlow M.D., dated November 15, 1996.
 xx****10.102 Asset  Purchase  Agreement by and among Norton A. Roitman,  M.D.,
              Clinical Services of Nevada, Inc., Harmony Healthcare Services, Inc. and the Company dated October 28, 1995.
       10.103 Secured Bridge Note in the principal amount of $400,000 by and between PHC of Michigan, Inc. and HealthCare Financial Partners, Inc. dated January 13, 1996.

Exhibit Index (Con't)

Exhibit No.                             Description

       10.104 Guaranty by PHC. Inc. for Secured Bridge Note in principal amount of $400,000 by and between PHC Michigan and HealthCare Financial Partners, Inc. dated January 17, 1997.
  *****10.105 First  Amendment to Lease  Agreement and Option  Agreement by and
              between NMI Realty, Inc. and PHC of Rhode Island, Inc. dated December 20, 1996.
       10.106 Mortgage by and between PHC of  Michigan,  Inc.  and HCFP Funding
              Inc. dated January 13, 1997 in the amount of $2,000,000.
       10.107 Employment   Agreement  for  Dr.   Himanshu   Patel;   Employment
              Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreements.
       10.108 Plan of Merger by and between Pioneer Counseling of Virginia, Inc. and Psychiatric & Counseling Associates of Roanoke, Inc.
       10.109 Sales Agreement by and between Dillon & Dillon Associates and Pioneer Counseling of Virginia Inc. for building and land located at 400 East Burwell St., Salem Virginia in the amount of $600,000.
       10.110 Loan and Security Agreement by and between PHC of Michigan, Inc. and HCFP Funding Inc., in the amount of $1,500,000.
  ++++10.111 Revolving  Credit  Agreement  by  and  between  HCFP  and  PHC  of
             Michigan, Inc. in the amount of $1,500.000.
 +++++10.112 Unconditional  Guaranty of Payment and  Performance by and between
             PHC, Inc. in favor of HCFP.
 +++++10.113 Amendment  number 1 to Loan and Security  Agreement  dated May 21,
             1996 by and between PHC, of Utah, Inc. and HCFP Funding providing collateral for the PHC of Michigan, Inc. Loan and Security Agreement.
    @ 10.114 Employment  Agreement by and between  Perlow  Physicians  P.C. and
             Nissan Shliselberg, M.D dated March, 1997.
    @ 10.115 Option and  Indemnity  Agreement  by and  between  PHC,  Inc.  and
             Nissan Shliselberg, M.D dated February, 1997.
    @ 10.116 Secured  Term  Note  by and  between  PHC of  Michigan,  Inc.  and
             Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100.000 dated March, 1997.
    @ 10.117 Mortgage between PHC of Michigan,  Inc. and Healthcare  Financial
             Partners - Funding II, L.P. in the amount of $1,100.000.00 dated March, 1997 for Secured Term Note.
    @ 10.118 Mortgage  between PHC of  Michigan,  Inc. and HCPF Funding in the amount of  $1,500.000.00  dated March,  1997 for Revolving Credit
             Note.
    @ 10.119 Submission of Lease  between PHC,  Inc. and Conestoga  Corporation dated 11/09/95 for space at 200 Lake Street, Suite 101b, Peabody, MA 01960.
    @ 10.120 Agreement  by and  between  PHC of  Michigan,  Inc.  and New  Life
             Treatment Centers, Inc. dated July 1, 1996 to provide treatment and care.
    @ 10.121 Lease Line of Credit  Agreement by and between PHC,  Inc. and LINC
             Capital Partners dated March 18, 1997 in the amount of $200,000.
      10.122 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997.
      10.123 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997.
      10.124 Deed, Deed of Trust and Deed Trust Note in the amount of $540,000 by and between Dillon and Dillon Associates and Pioneer Counseling of Virginia, Inc. (Related to Exhibit 10.109).
      10.125 Financial Advisory Agreement, Indemnification Agreement and Form of Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/10/97.
      10.126 Employmen Agreemen by and between Harbor Oaks Hospital and Sudhir Lingnurkar and Pioneer Counseling Center and Sudhir Lingnurkar dated August 1, 1997.
      10.127 Asset Purchasing Agreement, Restrictive Covenants Agreement and Lease with Option to Purchase by and between Pioneer Counseling of Virginia, Inc. and Dianne Jones-Freeman dated August _____, 1997.
      10128 Employment Agreement by and between Pioneer Counseling of Virginia and Dianne Jones-Freeman dated August _____, 1997.
      ##16.1 Letter on Change in Independent Public Accountants.
    ****21.1 List of Subsidiaries.
        23.1 Consent of Independent Auditors.
        23.2 Exhibit intentionally omitted.

Exhibit Index (Con't)

Exhibit No.                             Description

        23.3 Consent of Choate, Hall & Stewart (included in Exhibit 5.1).
        99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
           + Filed as an exhibit to the  Company's  Registration  Statement  on
             Form SB-2 dated March 2, 1994 (Commission file number 33-71418). ++ Filed as an exhibit to the Company's quarterly report on Form
             10-QSB, filed with the Securities and Exchange Commission (Commission file number 0-23524) on February 14, 1995.
         +++ Filed as an  exhibit  to the  Company's  quarterly  report on Form
             10-QSB, filed with the Securities and Exchange Commission (Commission file number 0-23524) on May 15, 1995.
        ++++ Filed as an  exhibit  to the  Company's  quarterly  report on Form
             10-QSB, filed with the Securities and Exchange Commission (Commission file number 0-23524) on December 5, 1996.
       +++++ Filed as an  exhibit  to the  Company's  quarterly  report on Form
             10-QSB, filed with the Securities and Exchange Commission (Commission file number 0-23524) on February 25, 1997.
           * Filed as an exhibit to the amendment to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (Commission file number 0-23524) on August 15, 1994.
          ** Filed  as an  exhibit  to the  Company's  annual  report  on Form
             10-KSB,   filed  with  the  Securities  and  Exchange  Commission
             (Commission  file  number  0-23524)  on  September  28, 1994.
         *** Filed  as an  exhibit  to the  Company's  annual  report  on  Form
             10-KSB, filed with the Securities and Exchange (Commission Coommission file number 0-23524) on October 2, 1995.
        **** Filed as an  exhibit  to the  Company's  Post-Effective  Amendment
             No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995 (Commission file number 33-71418).
       ***** Filed as an exhibit to the Company's  Post-Effective Amendment No.
             2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995 (Commission file number 33-71418).
           # Filed as an exhibit to the  Company's  Registration  Statement  on
             Form 3  dated March 12, 1996 (Commission file number 33-714418).
          ## Filed as an exhibit to the Company's report on Form 10-KSB,  filed with the  Securities  and Exchange  Commission  on  September  28,
             1994.
          ## Filed as an exhibit to the Company's  Current  Report on Form 8-K, filed with the Securities and Exchange Commission (Commission file number 0-23524) on November 5, 1996.
           x Management contract or compensatory plan or arrangement.
          xx Shown as  Exhibit  10.76  in  Registration  Statement  on Form S-3
             dated  March 12, 1996.
         xxx Filed as an Amendment to SB-2, filed May    1997.
           @ Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated April 15, 1997 (Commission file number 333-71418).

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            PHC, INC.




Date: October 14, 1997                           By: /S/ BRUCE A. SHEAR
                                                       Bruce A. Shear
                                                       President and Chief
                                                       Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                             TITLE(S)                      DATE


/s/ BRUCE A. SHEAR                  President, Chief         October 14, 1997
    Bruce A. Shear                  Executive Officer and
                                    Director
                                    (principal executive
                                    officer)

/s/ PAULA C. WURTS                  Controller and Assistant  October 14, 1997
    Paula C. Wurts                  Treasurer
                                    (principal financial and
                                    accounting officer)

/s/ GERALD M. PERLOW                Director                  October 14, 1997
    Gerald M. Perlow


/s/ DONALD E. ROBAR                 Director                  October 14, 1997
    Donald E. Robar


/s/  HOWARD PHILLIPS                Director                  October 14, 1997
     Howard Phillips


/s/ WILLIAM F. GRIECO               Director                  October 14, 1997
    William F. Grieco

    PHC, INC. AND SUBSIDIARIES

         Contents

         Consolidated Financial Statements

   Independent auditors' report                                 F-2

   Balance sheets as of June 30, 1997 and 1996                  F-3

   Statements of operations for the years ended
    June 30, 1997 and 1996                                      F-4

   Statements of changes in stockholders' equity for the
    years ended June 30, 1997 and 1996                          F-5

   Statements of cash flows for the years ended June 30,        F-6
    1997 and 1996

   Notes to financial statements                                F-7

                                              Richard A. Eisner & Company, LLP
                                                   Accountants and Consultants





INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

Cambridge, Massachusetts
September 19, 1997





                                                                            F2
     University Place, 124 Mt. Auburn Street, Suite 200, Harvard Square, Cambridge, MA 02138 Telephone (617) 576-5790, Fax (617) 497-5490
New              York,              NY              Melville,               NY
Cambridge, MA                  Florham Park, NJ

PHC, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                       June 30,
1997                                                                      1996
ASSETS (Notes C and D)
 Current assets:
    Cash and cash equivalents

                                                                                          $   905,692   $   293,515
   Accounts receivable, net of allowance for bad debts of .............................
   $2,982,138 at June 30, 1997 and
   $1,492,983 at June 30, 1996 (Notes A, C and M) .....................................    10,650,368     8,866,065
   Prepaid expenses ...................................................................       375,382       259,893
   Other receivables and advances .....................................................       260,212        66,513
   Deferred income tax asset (Note F) .................................................       515,300       515,300
   Other receivables, related party (Note L)
                                                                                               80,000
                                                                                               ______     _________
    Total current assets ..............................................................    12,786,954    10,001,286

Accounts receivable, noncurrent .......................................................       605,000       740,000
Loans receivable ......................................................................       134,284       113,805
Property and equipment, net (Notes A and B) ...........................................     8,408,211     7,884,063
Deferred income tax asset (Note F) ....................................................       154,700       154,700
Deferred financing costs, net of amortization .........................................       751,325       772,823
Goodwill, net of accumulated amortization (Note A) ....................................     1,644,252       841,413
Restricted deposits and funded reserves ...............................................       170,874
Other assets (Note A) .................................................................       222,032       252,445
Net assets of operations held for sale (Note J) .......................................        56,682
Other receivables, noncurrent, related party (Note L) .................................                 ___________
                                                                                                          2,983,177

                                                                                          $27,860,809   $20,817,217

LIABILITIES
Current liabilities:
   Accounts payable ...................................................................   $ 4,171,334    $ 3,127,052
   Notes payable - related parties (Note E) ...........................................        51,600         56,600
   Current maturities of long-term debt (Note C) ......................................       580,275        403,894
   Revolving credit note and secured term note ........................................     1,789,971
   Current portion of obligations under capital leases (Note D) .......................       139,948         88,052
   Accrued payroll, payroll taxes and benefits ........................................       703,842        715,515
   Accrued expenses and other liabilities
                                                                                              587,024        738,784

      Total current liabilities
                                                                                            8,023,994      5,129,897

Long-term debt and accounts payable (Note C) ..........................................     9,759,601      7,754,262
Obligations under capital leases (Note D) .............................................     1,594,562      1,468,475
Notes payable - related parties (Note E) ..............................................        23,696         47,394
Convertible debentures ($3,125,000 less discount $390,625) ............................                  ____________
(Note C) ..............................................................................     2,734,375

      Total noncurrent liabilities ....................................................    14,112,234      9,270,131

      Total liabilities ...............................................................    22,136,228     14,400,028

Commitments and contingent liabilities (Notes A, G, H, K, L and M)

STOCKHOLDERS' EQUITY (Notes H and K)
Preferred stock, $.01 par value; 1,000,000 shares authorized,
500 shares issued and outstanding in 1997 (liquidation ................................             5
preference $504,333)
Class A common stock, $.01 par value; 20,000,000 shares
authorized, 2,877,836 and 2,293,568 shares issued and .................................        28,778         22,936
outstanding in 1997 and 1996, respectively
Class B common stock, $.01 par value; 2,000,000 shares
authorized, 730,360 and 812,237
issued and outstanding in 1997 and 1996, respectively .................................         7,304          8,122
convertible into one share of Class A common stock
Class C common stock, $.01 par value; 200,000 shares
authorized, 199,816 shares issued and outstanding in 1997 and .........................         1,998          1,998
                                                                                                                1996
Additional paid-in capital ............................................................    10,398,630      8,078,383
Notes receivable related to purchase of 31,000 shares of Class ........................       (63,928)
A common stock
Treasury stock, 8,656 shares at cost ..................................................       (37,818)
Accumulated deficit
                                                                                           (4,674,316)     (1,630,322)
                                                                                          ___________     ___________

      Total stockholders' equity
                                                                                            5,724,581       6,417,189


                                                                          $27,860,809     $20,817,217

See notes to financial statements

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations


June 30,
 1997                                                                1996
Revenues:
   Patient care, net (Note A)                         $26,007,333  $21,569,594
   Management fees (Note L)                               597,278
   Other                                                  629,761      233,164
                                                      ___________  ___________

      Total revenue
                                                       27,234,372   21,802,758

Operating expenses:
   Patient care expenses                               14,436,784   12,004,383
   Cost of management contracts                           324,440      146,407
   Provision for doubtful accounts                      3,397,693    1,894,087
   Administrative expenses                             10,341,973    7,800,715

      Total operating expenses                         28,500,890   21,845,592
                                                       __________   __________

Loss from operations                                  (1,266,518)     (42,834)
                                                       __________   __________
Other income (expense):
Interest income                                           201,286       14,486
Other income, net                                         490,327      211,292
Start-up costs (Note A)                                              (128,313)
Interest expense                                      (2,094,301)    (863,484)
Gain from operations held f                               26,853       11,947

      Total other expense                             (1,375,835)    (754,072)

Loss before income taxes (benefit)                    (2,642,353)    (796,906)
Income taxes (benefit) (Note F)                          197,311     (211,591)

Net Loss                                             $(2,839,664)   $(585,315)

Net loss per share (Note A)                               $(.87)       $(.22)

Weighted average number of shares outstanding          3,270,175    2,709,504

See notes to financial
statements
F-4

PHC, INC.  AND SUBSIDIARIES


Consolidated statements of Changes In Stockholders' Equity

                           Class A          Class B         Class C
                        Common Stock     Common Stock     Common Stock   Preferred Stock
                       Shares   Amount  Shares  Amount   Shares  Amount   Shares  Amount


Balance - June 30,    1,504,662 $15.047 898,795  $8.988 199.966   $2,000
1995
Payment of notes
receivable
Conversion of shares    86,554      866 (86,558)  (866)   (150)      (2)
Exercise of options     22,500      225
Issuance of stock
for obligations in       6,600       66
lieu of cash
Exercise of bridge
loan warrants           33,509      335
Sale of stock in
connection with        493,750    4,937
private placement
Costs related to
private placement
Exercise of IPO         21,493      215
warrants
Issuance of shares
with acquisitions       87,000      870
Exercise of private
placement warrants      37,500      375
Amount paid for
options, not yet
issued
Compensatory stock
options
Net loss, year ended  ________ ________ _______ _______ _______  _______ ________ ______
June 30, 1996

Balance - June 30,    2,293,568  22,936 812,237   8,122 199,816    1,998
1996
Costs related to
private placements
Issuance of shares
with acquisitions      229,500    2,295
Exercise of options     13,475      135
Payment of notes
receivable
Conversion of shares    81,877      818 (81,877)  (818)
Issuance of employee
stock purchase plan      9,452       94
shares
Issuance of shares      20,000
in connection with
consulting agreement                200
Issuance of warrants
with convertible
debentures
Cancellation of
notes receivable
Payment of notes
receivable
Issuance of                                                                 1,000    $10
preferred stock
Adjustment related
to beneficial
conversion
Conversion of          229,964    2,300                                     (500)    (5)
preferred stock
Dividend on
preferred stock
Net loss, year ended  ________ ________ _______ _______ _______  _______ ________ ______
June 30, 1997

Balance - June 30,
1997                  2,877,836 $28,778 730,360 $7,304 199,816   $1,998      500    $ 5



See notes to financial statements

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated statements of Changes In Stockholders' Equity

                       Additional     Notes                       Accumulated
                        Paid-in     Receivable   Treasury Shares    Deficit     Total
                        Capital,    for Stock
                      Common Stock
                                                 Shares   Amount
Balance - June 30,      $5,554,874    $(75,362)                   $(1,045,007)$4,460,540
1995
Payment of notes                        11,434                                   11,434
receivable
Conversion of shares             2                                                   -0-
Exercise of options        113,575                                               113,800
Issuance of stock
for obligations in          36,184                                                36,250
lieu of cash
Exercise of bridge
loan warrants              153,617                                               153,952
Sale of stock in
connection with          1,970,063                                             1,975,000
private placement
Costs related to
private placement        (422,395)                                             (442,395)
Exercise of IPO            137,785                                               138,000
warrants
Issuance of shares
with acquisitions          392,678                                               393,548
Exercise of private
placement warrants         149,625                                               150,000
Amount paid for
options, not yet             9,375                                                 9,375
issued
Compensatory stock           3,000                                                 3,000
options
Net loss, year ended      ________     ________
June 30, 1996                                                       (585,315)  (585,315)

Balance - June 30,       8,078,383     (63,928)                   (1,630,322)  6,417,189
1996
Costs related to
private placements       (141,295)                                             (141,295)
Issuance of shares
with acquisitions          838,524                                               840,819
Exercise of options         59,709                                                59,844
Payment of notes                            662                                      662
receivable
Conversion of shares                                                                 -0-
Issuance of employee
stock purchase plan         30,530                                                30,624
shares
Issuance of shares
in connection with
consulting agreement        79,800                                                 80,00
Issuance of warrants
with convertible           125,000                                               125,000
debentures
Cancellation of
notes receivable                         37,818    8,656 $(37,818)                   -0-
Payment of notes                         25,448                                   25,448
receivable
Issuance of                999,990                                             1,000,000
preferred stock
Adjustment related
to beneficial
conversion
 feature of                330,284                                  (200,000)    130,284
convertible stock
and convertible
debentures
Conversion of              (2,295)                                                   -0-
preferred stock
Dividend on                                                           (4,330)    (4,330)
preferred stock
Net loss, year ended
June 30, 1997         ____________ ____________  _______ _________(2,839,664) (2,839,664)

Balance - June 30,     $10,398,630        -0-    8,656   $37,818) $(4,674,316)$5,724,581
1997

See notes to financial statements                                F-5

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                      Year Ended
                                                                                          June 30,
                                                                                       1997            1996


       Cash flows from operating activities:
        Net loss                                                                    $(2,839,664     $ (585,315)
        Adjustments to reconcile net loss to net cash used
          in operating activities:
         Deferred tax benefit                                                                         (418,137)
         Depreciation and amortization                                                  679,248        554,025
         Beneficial conversion feature of convertible debt                              130,284
         Compensatory stock options and stock and warrants issued for
           obligations                                                                  205,000         39,250
         Changes in:
           Accounts receivable                                                       (1,649,303)
                                                                                                    (2,985,052)
           Prepaid expenses and other current assets                                   (309,188)
                                                                                                       (69,978)
           Other assets                                                                 113,419       (107,711)
           Net assets of operations held for sale                                        56,682        106,886

           Accounts payable                                                           1,044,282      1,414,089

          Accrued expenses and other liabilities                                       (167,763)       295,475


             Net cash used in operating activities                                   (2,737,003)    (1,756,468)
      Acquisition of property and equipment and intangibles                            (895,914)    (1,557,419)

      Loan receivable                                                                (3,063,177)       (17,462)

             Net cash used in investing activities                                   (3,959,091)    (1,574,881)

    Cash flows from financing activities:
      Revolving debt, net                                                             1,789,981
      Proceeds from borrowings                                                        2,749,505      2,043,748


     Payments on debt                                                                 (696,886)      (402,828)

      Deferred financing costs                                                           21,498       (711,960)

      Issuance of capital stock                                                         944,173      2,109,166
      Convertible debt                                                                2,500,000

         Net cash provided by financing activities                                    7,308,271      3,038,126

    Net increase (decrease) in cash and cash equivalents                                612,177       (293,223)

    Beginning balance of cash and cash equivalents                                      293,515        586,738

    Ending balance of cash and cash equivalents                                     $   905,692    $   293,515

    Supplemental cash flow information:
      Cash paid during the year for:
          Interest                                                                   $ 1,933,133    $   779,898
         Income taxes                                                                $    86,414    $   187,120

    Supplemental disclosures of noncash investing and financing activities:
      Stock issued for acquisitions of equipment and services                        $   840,819    $   393,548


      Note payable due for litigation                                                               $   225,000
settlement

      Capital leases                                                                $   284,048     $    94,699

      Conversion of preferred stock                                                 $   500,000
      Beneficial conversion feature of preferred stock                              $   200,000

      See notes to financial statements                                             F-6


PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1997 and 1996

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and consolidation:
PHC,  Inc.  ("PHC")  operates  substance  abuse  treatment  centers in several locations in the United States, a nursing home in Massachusetts, a psychiatric hospital in Michigan and psychiatric outpatient facilities in Nevada, Kansas and Michigan. PHC, Inc. also manages a psychiatric practice in New York, operates an outpatient facility through a physicians practice, and operates behavioral health centers through its newest acquisitions. PHC of Utah, Inc. ("PHU"), PHC of Virginia, Inc. ("PHV") and PHC of Rhode Island, Inc. ("PHR") provide treatment of addictive disorders and chemical dependency. PHC of Michigan, Inc. ("PHM") provides inpatient and outpatient psychiatric care. PHC of Nevada, Inc. ("PHN") and PHC of Kansas, Inc. ("PHK") provide psychiatric treatment on an outpatient basis. North Point-Pioneer, Inc. ("NPP") operates six outpatient behavioral health centers under the name of Pioneer Counseling Centers. Behavioral Stress Centers, Inc. ("BSC") provides management and administrative services to psychotherapy and psychological practices (see Note L). Pioneer Counseling of Virginia, Inc. ("PCV'), an 80% owned subsidiary provides outpatient services through a physicians practice (see Note L). Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. STL, Inc. ("STL") operated day care centers (see Note J). The consolidated financial statements include PHC and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

For the year ended June 30, 1996, the Company incurred start-up costs related to an addition at Quality Care prior to obtaining a license to admit patients. These costs, amounting to $128,313, are included in other expense in the accompanying statement of operations under the caption "Start-up Costs".

During the year ended June 30, 1997, the Company recorded an increase in its accounts receivable reserve, a substantial portion of the increase was recorded in the fourth fiscal quarter. The Company is currently reviewing these adjustments to determine if some of these adjustments should have been made in prior fiscal quarters.

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

A substantial portion of the Company's revenue at the Franvale Nursing and Rehabilitation Center is derived from patients under the Medicaid and Medicare programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement, as well as reimbursement from certain private payor sources for both Franvale and substance abuse treatment center services. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively at the beginning of each calendar year. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual calendar cost reports filed by the Company with Medicare. The Company's calendar year cost reports to Medicare are routinely audited on an annual basis. The Company periodically reviews its provisional billing rates and provides for estimated Medicare adjustments. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
Revenues and accounts receivable: (continued)
The Company has $1,787,000 receivables, from Medicaid and Medicare, at June 30, 1997, which constitutes a concentration of credit risk should Medicaid and Medicare defer or be unable to make reimbursement payments as due.

Charity care amounted to approximately $725,000 and $865,000 at June 30, 1997 and 1996, respectively and is classified as patient care revenue and an equal amount of cost is charged to patient care expenses in the statements of operations.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                  Estimated
                                 Useful Life
              Assets
               Buildings                            20 through 39 years
               Furniture and equipment               3 through 10 years
               Motor vehicles                        5 years
               Leasehold improvements              Term of lease

Other assets:

Other assets represent deposits, deferred expenses and covenants not to compete. Covenants not to compete are amortized over the life of the underlying agreement using the straight line method.

Goodwill, net of accumulated amortization:

The excess of the purchase price over the fair market value of net assets acquired are being amortized on a straightline basis over their estimated useful lives, generally twenty years.

Loss per share:

Net loss per share is based on the weighted average number of shares of common stock outstanding during each period excluding Class C common shares held in escrow. Common stock equivalents have been excluded since they are antidilutive.

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

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE A-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTIN POLICIES (CONTINUED)

Cash equivalents:

     Cash equivalents are short-term highly liquid investments with original maturities of less than three months.

Fair value of financial instruments:
     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value.

Impairment of long-lived assets:

     During the year ended June 30, 1997 the Company wrote-off the carrying value of the goodwill for one of its subsidiaries in the amount of approximately $50,000.

Stock-based compensation:

     The Company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company adopted the disclosure only alternative in fiscal year 1997 which requires disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows:

                                                            June 30,
                                                        1997       1996

              Land                                   $ 302,359  $ 251,759
              Buildings                              7,854,419  7,338,838
              Furniture and equipment                1,760,359 1,404,716
              Motor vehicles                            50,889     50,889
              Leasehold improvements                   385,543    301,067

                                                    10,353,569 9,347,269
              Less accumulated depreciation
              and amortization                       1,945,358  1,463,206

                                                    $8,408,211 $7,884,063


  NOTE C - LONG-TERM DEBT

     At June 30, 1996, the Company had substantially completed an addition and renovation to the Quality Care facility in which 37 new beds were added. The Company financed this addition and renovation through the United States Department of Housing and Urban Development ("HUD"). At June 30, 1997 and June 30, 1996 unamortized deferred financing costs related to the construction note payable totalled $690,750 and $711,960, respectively, and are being amortized over the life of the note. Interest costs capitalized in conjunction with the construction approximated $65,250.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, l997 and 1996

NOTE C - LONG-TERM DEBT (CONTINUED)

         Long-term debt is summarized as follows:
                                                                           June, 30,
                                                                                                  1997         1996
          Note payable with interest at 9% requiring monthly payments of $1,150                $44,816       $58,154
           through May 2001
          Note payable due in monthly installments of $2,000 including imputed
           interest at 8% through April 1, 1999                                                 40,574       60,163
          9% mortgage note due in monthly installments of $4,850 through
           July 1, 2012, when the remaining principal balance is payable                       492,996      505,485
          Note payable due in monthly installments of $21,506 including interest at 10.5% through November 1, 1999, collateralized by all assets
           of PHN and certain receivables                                                      547,092      735,213
          Construction obligations:
           Construction note payable collateralized by real estate and insured by HUD due in monthly installments of $53,635, including interest
            at 9.25%, through December 2035                                                  6,757,422    6,301,986
           Other construction obligations to be added to note payable                                       344,802
          Note payable to a former vendor, payable in monthly installments of
           $19,728 including interest at 9.5%                                                               152,353
          Note payable due in monthly installments of $26,131 including interest at 11.5% through June 2000 when the remaining principal balance is
           payable, collateralized by all assets of NPP (see Note L)                           818,371
          Note payable due in monthly installments of $5,558 including interest at
           9.25% through May 2012 when the remaining principal balance is
           payable, collateralized by the real estate                                          538,605
          Term mortgage note payable with interest only payments through
           March 1998 principal due in monthly installments of $9,167 beginning
           April 1998 through February 2001, a balloon payment of approximately
           $780,000 plus interest is due March 2001, interest at prime plus 5%
           (13.5% at June 30, 1997) collateralized by all assets of PHM                      1,100,000

                                                                                            10,339,876    8,158,156
          Less current maturities                                                              580,275      403,894

          Noncurrent maturities                                                             $9,759,601   $7,754,262



PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE C - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows as of June 30, 1997:

                 Year Ending
                 June 30,                                     Amount
                 1998                                       $580,275
                 1999                                        692,681
                 2000                                        583,450
                 2001                                      1,388,742
                 2002                                         48,624
                 Thereafter                                7,046,104

                                                         $10.339.876

     In 1997, the Company issued 7% convertible debentures due December 31, 1998 in the aggregate principal amount of $3,125,000. The number of shares of Class A common stock into which the debentures may be converted is determined by dividing the principal amount to be converted by the conversion price. The conversion price is equal to 94% of the average closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the date of conversion. The beneficial conversion feature, valued at $130,284, was recorded as additional interest. In addition, on March 31, 1997 the Company issued warrants to the debenture holders as compensation for amending the debenture agreement to allow for a later filing of the Registration Statement which was originally required to be filed in December 1996. The warrants provide for the purchase of 150,000 shares of Class A common stock at $2.00 per share and expire in 2003. The warrants were valued at $125,000. Subsequent to June 30, 1997, all of the convertible debentures were converted into 1,331,696 shares of Class A common stock.

     The Company has entered into a revolving credit note and a secured note with maximum advances of $1,500,000 and $1,000,000, respectively. Advances are made based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime plus 2.25% (10.75% at June 30, 1997). These agreements expire on February 1999 and July 1998, respectively, automatically renewable for one-year periods thereafter unless terminated by either party. Upon expiration, all remaining principal and interest is due. The notes are collateralized by substantially all of the assets of the Company's subsidiaries.


NOTE D - CAPITAL LEASE OBLIGATION

     At June 30, 1997, the Company is obligated under various capital leases for equipment and real estate providing for monthly payments of approximately $31,000 for fiscal 1998 and terms expiring from December 1997 through February 2014. The carrying value of assets under capital leases is as follows:

                                                           June 30,
                                                          1997         1996
       Building                                        $1,477,800  $1,477,800
       Equipment and improvements                         485,004     214,754
       Less accumulated depreciation and                (501,732)   (400,768)
       amortization

                                                       $1,461,07  $1,291,786

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

     Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1997:


       Year Ending

                                                           Real
       June 30,                           Equipment       Property        Total

       1998                                $140,307      $ 231,000       $371,307
       1999                                 117,083        239,000        356,083
       2000                                  95,121        259,248        354,369
       2001                                  70,828        272,208        343,036
       2002                                  13,557        295,188        308,745
       Thereafter                                        4,641,341      4,641,348

       Total future minimum lease           436,896      5,937,992      6,374,888
       payments
       Less amount representing              83,804      4,556,574      4,640,378
       interest

       Present value of future
       minimum
            lease payments                  353,092      1,381,418      1,734,510
       Less current portion                 102,632         37,316        139,948

       Long-term obligations under         $250,460     $1,344,102     $1,594,562
       capital lease

     The Company has an irrevocable option to purchase the real property noted above for $1,150,000 on March 1, 1998 or $1,100,000 on March 1, 1999 or any
subsequent March 1 through the end of the lease.


NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:
                                                              June 30,
                                                         1997        1996
Note payable, President and principal stockholder,
interest at 8%,
due in installments through 1998                          $55,296 $ 78,996
Notes payable, other related parties, interest at          20,000   24,998
12% and payable on demand

                                                           75,296  103,994
Less current maturities                                    51,600   56,600

                                                          $23,696   47,394

Maturities of related party debt are as follows at June 30, 1997:

                 Year Ending
                  June 30,                           Amount

                  1998                                $51,600
                  1999                                 23,696

                                                      $75,296

     Related party interest on notes receivable related to the purchase of Class A common stock approximated $1,699 and $4,295 for the years ended June 30, 1997 and 1996, respectively.
                                                                     F-12

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE F - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                                      June 30,
                                                                  1997      1996
          Temporary differences attributable to:
             Allowance for doubtful accounts                  $1,007,000$ 510,000
             Depreciation                                       147,000   154,700
             Other                                                3,000     5,300
          Operating loss carryforward                           340,000

                Total deferred tax asset                      1,497,000   670,000

          Less:
              Valuation allowance                             (827,000)
             Current portion                                  (515,300)  (515,300)

                Long-term portion                              $154,700  $154,700

The Company had no deferred tax liabilities at June 30, 1997 and 1996.

Income tax expense (benefit) is as follows:

                                                                  YearEnded
                                                                        June 30,
                                                               1997       1996
          Deferred income taxes benefit                                 $(418,137)
          Current income taxes                                 $197,311   206,546

                                                               $197,311 $(211,591)

     Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:

                                                                    Year Ended
                                                                      June 30,
                                                                  1997      1996
          Income tax benefit at statutory rate                $(898,400)    $(271,000)

          State income taxes                                    197,311        80,850
          Increase in valuation allowance                       827,000
          Increase due to nondeductible items, primarily
             penalties and travel and entertainment expenses     12,000        12,100
          Other                                                  59,400       (33,541)

                                                              $ 197,311     $(211.591)

     The  Company  has  a  net   operating   loss   carryforward   amounting  to
approximately $994,000 which expires at various dates through 2012.

     Subsequent to June 30, 1997, the Company may be subject to Internal Revenue Code provisions which limit the loss carryforward available for use in any given year.
                                                                         F-13

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

     The Company leases office and treatment facilities and furniture and equipment under operating leases expiring on various dates through January 2003. Rent expense for the years ended June 30, 1997 and 1996 was approximately $752,000 and $450,000, respectively. Minimum future rental payments under noncancelable operating leases, having remaining terms in excess of one year as of June 30, 1997 are as follows:

             Year Ending
             June 30,                                           Amount
             1998                                             $ 688,105
             1999                                               441,833
             2000                                               297,780
             2001                                               202,876
             2002                                                93,450
             Thereafter                                         136,864


                                                             $1,860,908

Litigation:

     The Company is involved in litigation related to the use of its trademark name, PIONEER HEALTHCARE, in an action pending before a federal court. If the Company were required to discontinue using the PIONEER HEALTHCARE mark, the costs and/or monetary damages related to the litigation involved could have an adverse effect on the Company's financial performance.

NOTE H - STOCK PLANS

[1]  Stock plans:

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

     The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 1 00,000 shares may be issued under this plan.

     Also in October 1995, the Company adopted a nonemployee directors' stock option plan that provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 1997, options for 1 1,500 shares were granted under this plan. A maximum of 30,000 shares may be issued under this plan. Each outside director shall be granted an option to purchase 2,000 shares of Class A

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE H - STOCK PLANS (CONTINUED)

[1]  Stock plans: (continued)

     common stock at fair market value, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.

     In February 1997, all 95,375 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations.

     Under the above plans 179,198 shares are available for future grant or purchase.

     The Company had the following activity in its stock option plans for fiscal 1997 and 1996:

                                                 Number       Weighted-Average
                                                    of            Exercise Price
                                                 Shares               Per Share
               Option plans:
               Balance - June 30, 1995           92,000               $5.10
               Granted                           46,500               $6.20
               Cancelled                         (1,250)              $5.00
               Exercised                         (22,500)             $5.06
               Balance - June 30, 1996           114,750              $5.56
               Granted                           125,500              $4.56
               Repriced options:
               Original                          (95,375)             $5.99
               Repriced                          95,375               $3.50
               Cancelled                         (21,400)             $6.05
               Exercised                         (13,475)             $5.16
               Balance - June 30, 1997           205,375              $4.27

     Options for 89,250 shares are exercisable as of June 30, 1997 at exercise prices ranging from $2.87 to $6.63 and a weighted-average exercise price of approximately $3.71 per share, with a weighted-average remaining contractual life of approximately three years.

     The exercise prices of options outstanding at June 30, 1997 range from $2.87 to $6.63 per share and have a weighted-average exercise price of approximately $3.07 per share, with a weighted-average remaining contractual life of approximately four years.

(2)     Stock-based compensation:

     The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1997 or 1996. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:
                                                         Year Ended
                                                         June 30,
                                              1997               1996

       Net loss             As                                $(585,315)
                            reported        $(2,839,664)
                            Pro forma       (2,893,272)       (610,497)
       Net loss per         As                  $(0.87)       $(0.22)
       share                reported
                            Pro forma            (0.88)       (0.23)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1997 and 1996

NOTE H - STOCK PLANS (CONTINUED)

[2]  Stock-based compensation: (continued)

     The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996: dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of between 5% and 7%; and an expected holding period of five years.

     The per share weighed-average grant-date fair value of options granted during the years ended June 30, 1997 and 1996 was $3.44 and $2.07, respectively.


NOTE I - SEGMENT INFORMATION

     The Company's continuing operations are classified into two primary business segments: substance abuse/psychiatric services and long-term care.
                                                          Year Ended
                                                            June 30,
                                                      1997       1996
                Revenue:
                  Substance abuse/psychiatric
                    services                     $20,700,616   $16,525,672
                  Long-term care                   5,306,717     5,043,922
                  Other                              629,761       233,164
                  Management fees                    597,278

                                                 $27,234,372   $21,802,758

                Income (loss) from operations:
                  Substance abuse/psychiatric
                    services                      $283,782        $818,188
                  Long-term care                 (1,447,468)      (826,463)
                  Other                              324,440       146,407
                  General corporate                (427,272)      (180,966)
                  Interest and other income expense,
                    net                           (1,375,835)     (754,072)

                Loss before income taxes        $(2,642,353)   $   796,906)

                Depreciation and amortization:
                  Substance abuse/psychiatric
                    services                        $449,641      349,437
                  Long-term care                     210,130      176,450
                  General corporate                   19,477       28,138
                                                    $679,248   $  554,025

                Capital expenditures:
                  Substance abuse/psychiatric
                    services                        $729,661   $   233,466
                  Long-term care                     213,489       982,978
                  General corporate                   63,150        16,583
                                                  $1,006,300   $ 1,233,027

                Identifiable assets:
                  Substance abuse/psychiatric
                    services                      $18,352,342   $10,877,197
                  Long-term care                   7,437,633      8,619,133
                  General corporate                2,070,834      1,264,205
                  Net assets of operations held for sale             56,682
                                                 $27,860,809    $20,817,217

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1997 and 1996

NOTE J - OPERATIONS HELD FOR SALE

     The Company has  systematically  phased out its day care center  operations
(STL). At June 30, 1996, the Company had net assets relating to its day care centers amounting to approximately $57,000, which primarily represented the depreciated cost of one remaining real estate parcel. The parcel was sold in October 1996 at a gain of approximately $38,000.


NOTE K - CERTAIN CAPITAL TRANSACTIONS

     In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 1997:
                              Number of         Exercise         Expiration
  Description                 Units/Shares         Price              Date
  Bridge warrants             4,814 units       $4.57 per unit    September 1998
  Unit purchase option        146,077 units     $5.99 per unit    March 1999
  IPO warrants                1,657,821 shares  $7.50 per share   March 1999
  Private placement warrants  703,125 shares    $4.00 per share   January 1999
  Bridge warrants             33,696 shares     $7.50 per share   March 1999
  Warrant for services        25,000 shares     $6.88 per share   October 2001
  Warrant for services        3,000 shares      $3.50 per share   February 2002
  Consultant warrant (see below) 160,000 shares $2.62 per share   March 2002
  Convertible debenture warrants
  (Note C)                    150,000 shares    $2.00 per share   March 2002
  Preferred stock warrant     50,000 shares     $2.75 per share   June 2000

     Each unit consists of one share of Class A common stock and a warrant to purchase one share of Class A common stock at $7.50 per share.

     In June 1997, the Company received $1,000,000 in exchange for the issuance of Series A convertible preferred stock and warrants to purchase 50,000 shares of Class A common stock. The warrants are exercisable at $2.75 per share and expire in 2000. The warrants were valued at $30,000. The number of shares of Class A common stock into which the preferred stock may be converted is equal to 80% of the closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the conversion. The beneficial conversion feature, due to the 80% discount above, valued at $200,000 was recorded as additional dividends. In June 1997, 500 shares of preferred stock were converted into 229,640 shares of Class A common stock. Subsequent to year-end the 500 remaining shares of preferred stock were converted into 246,305 shares of Class A common stock. The issuance of these securities will result in the issuance of some additional Class A common shares under existing dilution agreements with other stockholders.

     Cumulative preferred dividends are at the rate of $60 per share per year, payable quarterly. Dividends are payable in cash or in shares of preferred stock at $1,000 per share. At June 30, 1997, accrued dividends amounted to $4,330.

     Certain Consultant Warrants may be canceled if certain stock prices, as defined in the agreement, are not achieved by March 3, 1998.

     In February 1996, the Company issued, in a private placement, units comprised of 6,250 shares of Class A common stock and warrants to purchase 9,375 shares of Class A common stock. A total of 79 units, representing 493,750 shares of Class A common stock and 740,625 warrants were issued in the offering at a gross purchase price of $1,975,000. Fees and expenses payable in connection with the offering total $442,395. Subject to the terms and conditions of the applicable warrant agreement, each warrant is exercisable for one share of Class A common stock at an exercise price of $4.00, subject to adjustment upon certain events. The warrants expire in January 1999. Upon the issuance of the units described above, certain additional shares of Class A common stock or securities exercisable therefor become issuable under the antidilution provisions of certain outstanding securities of the Company.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1997 and 1996

NOTE K - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

     Subsequent to June 30, 1997, the Class C common stock was canceled and retired because of restrictions on the release of the stock, due to earnings targets which were not achieved.

     Subsequent to June 30, 1997, the Company issued a warrant for the purchase of 150,000 shares of common stock in exchange for services. The exercise price of the warrant is $2.50 per share and the warrant expires May 2002.

NOTE L - ACQUISITIONS

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

               Accounts receivable                        $231,509
               Equipment and other assets                   54,397
               Covenant not to compete                      10,500
               Goodwill                                    671,359
               Accrued benefits payable                   (13,765)
                                                          $954,000

     On March 29, 1996 PHN entered into a lease  agreement  for the real estate.
The  lease  payments,   which  increase  annually,  are  due  in  equal  monthly
installments over a
period of four years.

     On March 16, 1996, the Company purchased an outpatient facility located in Kansas ("PHK'') which provides psychiatric services to patients. The Company acquired the tangible and intangible property owned by the seller of the business for consideration consisting of 12,000 shares of Class A common stock of PHC, Inc., valued at $70,548. The purchase price was allocated as follows:

               Equipment and other assets                $20,000
               Covenant not to compete                    10,000
               Goodwill                                   40,548
                                                         $70,548

     In connection with the acquisition, PHK entered into a lease agreement for the real estate. The lease payments, which increase annually, are due in equal monthly installments over a period of three years.

     In September 1996, the Company purchased the assets of seven outpatient behavioral health centers located in Michigan ("NPP"). The centers were purchased for $532,559 and 15,000 shares of Class A common stock of PHC, Inc. valued at $5.04 per share. The Company borrowed $900,000 (see Note C) to finance the purchase and to provide working capital for the centers. The purchase price was allocated as follows:

               Office equipment                          $ 18,000
               Covenants note-to-compete                   20,000
               Goodwill                                   597,746
               Deposits                                    15,072
               Liabilities assumed                       (42,659)

                                                         $608,159

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1997 and 1996

NOTE L - ACQUISITIONS (CONTINUED)

     Concurrent with the asset purchase agreement, NPP entered into an employment agreement with a former owner which requires an annual salary of $150,000 and an annual bonus. The agreement is effective for four years and is automatically extended for successive one year terms unless terminated. The salary and bonus are subject to adjustment based on collected billings.

     NPP also entered into a management agreement whereby $1,500 per month would be paid for five years to the former owners.

     Subsequent to year-end, under the employment agreement, the Company issued 15,000 unregistered shares of Class A common stock.

     On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. Also, in connection with the merger, another entity was formed, Perlow Physicians, P.C. ("Perlow"), to acquire the assets of the medical practices theretofore serviced by BSC. The Company advanced Perlow the funds to acquire those assets and at June 30, 1997 Perlow owed the Company $3,063,177 which includes in addition to acquisition costs, management fees of approximately $51 1,000 and interest on the advances of approximately $176,000. It is expected that the obligations will be paid over the next several years and accordingly, most of these amounts have been classified as noncurrent. The Company has no ownership interest in Perlow.

The purchase price of BSC was allocated as follows:

      Goodwill                            $63,600
      Equipment and other assets                  20,000

                                          $83,600

     The merger agreement requires additional purchase price to be paid by BSC to the former owners of Behavioral Stress Centers, Inc. for the three years following the merger date. The additional purchase price is based on the income of BSC before taxes and is to be paid in PHC stock, at market value up to $200,000 and the balance, if any, in cash.
     BSC also entered into a management agreement with Perlow. The agreement requires Perlow to pay 25% of its practice expenses to BSC on a monthly basis over a five-year period with an automatic renewal for an additional five-year period.

     On November 1, 1996, BSC entered into a lease agreement for its facilities. The lease payments are due in equal monthly installments over a three year period with an option to extend annually for three additional years. The lease is to be paid by Perlow in accordance with the management agreement.

     On January 17, 1997, with an effective date of January 1, 1997, the Company entered into a Stock Exchange Agreement with a Virginia corporation owned by two individuals to whom the Company has an outstanding note payable. The corporation consists of private practices of psychiatry. The Stock Exchange Agreement provided that in exchange for $50,000 in cash and 64,500 shares of restricted Class A common stock, the Company received an 80% ownership interest in the Virginia corporation. The Company also paid $80,444 in legal fees in connection with the Agreement. Concurrent with the Stock Exchange Agreement the two owners of the Virginia corporation each executed Employment Agreements with the Virginia corporation to provide professional

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1997 and 1996

NOTE L - ACQUISITIONS (CONTINUED)

     services and each was granted an option to purchase 15,000 shares of Class A common stock at an exercise price of $4.87 per share. The options expire on April 1, 2002. Each agreement requires an annual salary of $200,000 and expires in five years. Further, a Plan and Agreement of Merger was executed whereby the Virginia corporation was merged into PCV.

     On January 17, 1997 PCV entered into a purchase and sale agreement with an unrelated general partnership, to purchase real estate with buildings and improvements utilized by the Virginia Corporation for approximately $600,000 of which $540,000 was paid through the issuance of a note (Note C).

     In accordance with the above agreements the purchase price was allocated as follows:

               Land                                               $ 50,600
               Building                                            540,000
               Covenant not-to-compete                              50,000
               Goodwill                                            285,038

                                                                  $925,638

     In accordance with the agreement the two owners will be paid a finders fee for all subsequently acquired medical practices within a 200 mile radius of PCV and those medical practices identified by the owners wherever the location. The finders fee is payable in Class A common stock and in cash.

     Information is not available to present pro forma financial information relating to the 1997 acquisitions. The Company has so advised the Securities and Exchange Commission and has received a no action letter with respect to this matter. Had the acquisitions made during the fiscal years ended June 30, 1996, been made as of July 1, 1995, the pro forma effect on the Company's results of operations is immaterial.

NOTE M - SALE OF RECEIVABLES

     The Company has entered into a sale and purchase agreement whereby third-party receivables are sold at a discount with recourse. The interest rate is calculated at 5.5% plus the six-month LIBOR rate which is 11.5% and 11.3% at June 30, 1997 and 1996, respectively. The amount of receivables subject to recourse at June 30, 1997 totaled approximately $577,000 and the agreement states that total sales of such outstanding receivables are not to exceed $4,000,000. Proceeds from the sale of these receivables totalled approximately $3,000,000 and $3,500,000 for the years ended June 30, 1997 and 1996, respectively. The purchase fees related to the agreement amount to approximately $127,000 and $73,720 for the years ended June 30, 1997 and 1996, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The agreement expires December 31, 1997.


NOTE N - SUBSEQUENT FINANCING

     In September 1997, the Company received $500,000 in exchange for the issuance of 170,414 shares of unregistered Class A common stock.

     Also, subsequent to June 30, 1997, the Company purchased the assets of an outpatient clinic in Virginia for 26,024 shares of Class A common stock and $50,000 in cash. The clinic's operations will be included in PCV.

EXHIBIT 21.1

NAME OF SUBSIDIARY         DOING BUSINESS AS (NAME)              STATE OF
                                                               INCORPORATION

PHC, Inc.                  Pioneer Healthcare               Massachusetts
                           PDS2

PHC of Utah, Inc.          Highland Ridge Hospital          Massachusetts

PHC of Virginia, Inc.      Mount Regis Center               Massachusetts
                           Changes

PHC of  Rhode Island, Inc. Good Hope Center                 Massachusetts

PHC of Michigan, Inc.      Harbor Oaks Hospital             Massachusetts

PHC of  Nevada, Inc.       Harmony Healthcare               Massachusetts

Harmony Behavioral                                          Nevada
Healthcare

Northpoint-Pioneer, Inc.   Pioneer Counseling Center        Massachusetts

PHC of Kansas, Inc.        Total Concept EAP                Massachusetts

Quality Care Centers of    Franvale Nursing and             Massachusetts
Massachusetts, Inc.        Rehabilitation Center

PHC of California, Inc.    Marin Grove                      Massachusetts

Pioneer Counseling of      Counseling Associates of         Massachusetts
Virginia, Inc.             Virginia, Inc Massachusetts
                           Counseling Associates of
                           Virginia

BSC-NY, Inc.               Behavioral Stress Center         New York

STL, Inc.                                                   Massachusetts

Professional Health                                         New York
Associates, Inc.

Exhibit 4.23                                                       APPENDIX B


           FORM OF WARRANT FOR THE PURCHASE OF SHARES OF COMMON STOCK


No. 1

                                                                150,000 Shares

FOR VALUE RECEIVED, PHC, Inc. (the "Company"), hereby certifies that Brean Murray & Co., Inc., or a permitted assign thereof, is entitled to purchase from the Company, at any time or from time to time commencing June 1, 1997, and prior to 5:00 P.M., New York City time, on May 31, 2002, one hundred fifty thousand (150,000) fully paid and nonassessable shares of the common stock, of the Company for an aggregate purchase price of $375,000 (computed on the basis of US $2.50 per share). Upon issuance, 40,000 shares shall be fully vested and the balance shall be 10,000 per month on the 1st of each month for the next 11 months beginning with the month of July 1997 provided that agreement between Brean Murray and the Company dated June 1, 1997 remains in full force and effect and has not been terminated by either party as of an application vesting date. (Hereinafter, (i) said common stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefore, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder or under any other Warrant (as hereinafter defined) are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, all identical warrants issued on the date hereof and all warrants hereafter issued in exchange or substitution for this Warrant or such other warrants are referred to as the "Warrants" and
(vi) the holder of this Warrant is referred to as the "Holder" and the holder of this Warrant and all other Warrants are referred to as the "Holders"). The Aggregate Warrant Price is not subject to adjustment. The Per Share Warrant Price is subject to adjustment as hereinafter provided; in the event of any such adjustment, the number of Warrant Shares shall be adjusted by dividing the Aggregate Warrant Price by the Per Share Warrant Price in effect immediately after such adjustment.

I.          Exercise of Warrant.

      A.    Cashless Exercise

      This Warrant may be exercised, in whole at any time or in part from time to time, commencing June 1, 1997, and prior to 5:00 P.M., New York City time, on May 31, 2002, by the Holder by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part. Payment for Warrant Shares shall be made by certified or official bank check payable to the order of the Company or the Warrant may be exercised by surrender of the Warrant without payment of any other consideration, commission or remuneration, by execution of the cashless exercise subscription form (at the end hereof, duly executed. The number of shares to be issued in exchange for the Warrant will be computed by subtracting the Warrant Exercise Price from the closing bid price of the common stock on the date of receipt of the cashless exercise subscription form, multiplying that amount by the number of shares represented by the Warrant, and dividing by the closing bid price as of the same date.

      If this Warrant is exercised in part, this Warrant must be exercised for a number of whole shares of the Common Stock, and the Holder is entitled to receive a new Warrant Covering the Warrant Shares which have not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the largest number of whole shares of the Common Stock to which the Holder shall be entitled and, if this Warrant is exercised in whole, in lieu of any fractional share of the Common Stock to which the Holder shall be entitled, pay to the Holder cash in an amount equal to the fair value of such fractional share (determined in such reasonable manner as the Board of Directors of the Company shall determine), and (b) deliver the other securities and properties receivable upon the exercise of this Warrant, or the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of this Warrant.

II    Reservation of Warrant Shares; Listing.

      The Company agrees that, prior to the expiration of this Warrant, the Company will at all times (a) have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock and other securities and properties as from time to time shall be receivable upon the exercise of this Warrant, free and clear of all restrictions on sale or transfer and free and clear of all pre-emptive rights.

III.  Protection Against Dilution.

      A. If, at any time or from time to time after the date of this Warrant, the Company shall issue or distribute to the holders of shares of Common Stock evidences of its indebtedness, any other securities of the Company or any cash, property or other assets (excluding a subdivision, combination or reclassification, or dividend or distribution payable in shares of Common Stock, referred to in Subsection 3(b), and also excluding cash dividends or cash distributions paid out of net profits legally available therefor if the full amount thereof, together with the value of other dividends and distributions made substantially concurrently therewith or pursuant to a plan which includes payment thereof, is equivalent to not more than 5% of the Company's net worth) (any such nonexcluded event being herein called a "Special Dividend"), the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price then in effect by a fraction, the numerator of which shall be the then current market price of the Common Stock (defined as the average for the thirty consecutive business days immediately prior to the record date of the daily closing price of the Common Stock as reported by the NASDAQ system less the fair market value (as determined by the Company's Board of Directors) of the evidences of indebtedness, securities or property, or other assets issued or distributed in such Special Dividend applicable to one share of Common Stock and the denominator of which shall be such then current market price per share of Common Stock. An adjustment made pursuant to this Subsection 3(A) shall become effective immediately after the record date of any such Special Dividend.

      B. In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the Per Share Warrant Price shall be adjusted so that the Holder of any Warrant upon the exercise hereof shall be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have owned immediately prior thereto. An adjustment made pursuant to this Subsection 3(B) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this Subsection 3(B), the Holder of any Warrant thereafter surrendered for exercise shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of any Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes or capital stock or shares of Common Stock and other capital stock.

      C. Except as provided in Subsection 3(A) and 3(D), in case the Company shall hereafter issue or sell any rights, options, warrants or securities convertible into Common Stock entitling the holders thereof to purchase Common Stock or to convert such securities into Common Stock at a price per share (determined by dividing (i) the total amount, if any, received or receivable by the Company in consideration of the issuance or sale of such rights, options, warrants or convertible securities plus the total consideration, if any, payable to the Company upon exercise or conversion thereof (the "Total Consideration") by (ii) the number of additional shares of common stock issuable upon exercise or conversion of such securities) less than the then current Per Share Warrant Price in effect on the date of such issuance or sale, the Per Share Warrant Price shall be adjusted as of the date of such issuance or sale so that the same shall equal the price determined by dividing (i) the sum of (a) the number of shares of Common Stock outstanding on the date of such issuance or sale multiplied by the Per Share Warrant Price plus
            (b) the Total Consideration by (ii) the number of shares of Common Stock outstanding on the date of such issuance or sale plus the maximum number of additional shares of Common Stock issuable upon exercise or conversion of such securities. The provision of this section shall not apply to the issuance of any shares of Common Stock on the exercise conversion or exchange of any rights, options, warrants or convertible securities outstanding on the date hereof or any such shares issued to employees, directors, or consultants, pursuant to the Company's Non-Employee Director Plan, Omnibus Stock Plan or Employee Stock Purchase Plan based upon the number of options or shares currently authorized under such plan increased by 50%.

      D. In case of any capital reorganization or reclassification, or any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the continuing corporation, or in case of any sale or conveyance to another entity of the property of the Company as an entirety or substantially as an entirety, or in the case of any statutory exchange of securities with another corporation (including any exchange effected in connection with a merger of a third corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the Holder of this Warrant shall have the right thereafter to convert such Warrant into the kind and amount of securities, cash or other property which he would have owned or have been entitled to receive immediately after such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance had this Warrant been converted immediately prior to the effective date of such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance and in any such case, if necessary, appropriate adjustment shall be made in the application of the provisions set forth in this Section 3 with respect to the rights and interests thereafter of the Holder of this Warrant to the end that the provisions set forth in this
            Section 3 shall thereafter correspondingly be made applicable, as nearly as may reasonably be, in relation to any shares of stock or other securities or be, in relation to any shares of stock or other securities or property thereafter deliverable on the conversion of this Warrant. The above provisions of this Subsection 3(D) shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, statutory exchanges, sales or conveyances. The issuer of any shares of stock or other securities or property thereafter deliverable on the conversion of this Warrant shall be responsible for all of the agreements and obligations of the Company hereunder. Notice of any such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance and of said provisions so proposed to be made, shall be mailed to the Holders of the Warrants not less than 30 days prior to such event. A sale of all or substantially all of the assets of the Company for a consideration consisting primarily of securities shall be deemed a consolidation or merger for the foregoing purposes.

      E. No adjustment in the Per Share Warrant Price shall be required unless such adjustment would require an increase or decrease of at least $0.05 per share of Common Stock; provided, however, that any adjustments which by reason of this Subsection 3(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment; provided further, however, that adjustments shall be required and made in accordance with the provisions of this Section 3 (other than this Subsection 3(e) not later than such time as may be required in order to preserve the tax-free nature of a distribution to the Holder of this Warrant or Common Stock issuable upon exercise hereof. All calculations under this Section 3 shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be. Anything in this
           Section 3 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Per Share Warrant Price, in addition to those required by this Section 3, as it in its discretion shall deem to be advisable in order that any stock dividend, subdivision of shares or distribution of rights to purchase stock or securities convertible or exchangeable for stock hereafter made by the Company to its shareholders shall not be taxable.

      F. Whenever the Per Share Warrant Price is adjusted as provided in this Section 3 and upon any modification of the rights of a Holder of Warrants in accordance with this Section 3, the Company shall promptly obtain, at its expense, a certificate of a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular auditors of the Company) setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or the effect of such modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause copies of such certificate to be mailed to the Holders of the Warrants.

      G. If the Board of Directors of the Company shall declare any dividend or other distribution with respect to the Common Stock, other than a cash distribution out of earned surplus, the Company shall mail notice thereof to the Holders of the Warrants not less than 15 days prior to the record date fixed for determining shareholders entitled to participate in such dividend or other distribution.

IV.   Fully Paid Stock, Taxes.

      The Company agrees that the shares of the Common Stock represented by each and every certificate for Warrant Shares delivered on the exercise of this Warrant shall, at the time of such delivery, be validly issued and outstanding, fully paid and nonassessable, and not subject to pre-emptive rights, and the Company will take all such actions as may be necessary to assure that the par value or stated value, if any, per share of the Common Stock is at all times equal to or less than the then Per Share Warrant Price. The Company further covenants and agrees that it will pay, when due and payable, any and all Federal and state stamp, original issue or similar taxes which may be payable in respect of the issue of any Warrant Share or certificate therefor.

V.    Registration Under Securities Act of 1933.

      A. The Company agrees that if, at any time and from time to time during the period commencing on June 1, 1997 and ending on May 31, 2002, the Board of Directors of the Company shall authorize the filing of a registration statement or a post-effective amendment to a registration statement (any such registration statement being hereinafter called a "Subsequent Registration Statement") under the Act other than a registration statement on Form S-8 or other form which does not include substantially the same information as would be required in a form for the general registration of securities) in connection with the proposed offer of any of its securities by it or any of its shareholders, the Company will (i) promptly notify the Holder and each of the Holders, if any, of other Warrants and/or Warrant Shares that such Subsequent Registration Statement will be filed and that the Warrant Shares which are then held, and/or which may be acquired upon the exercise of the Warrants, by the Holder and such Holders, will, at the Holder's and such Holders' request, be included in such Subsequent Registration Statement, (ii) include in the securities covered by such Subsequent Registration Statement all Warrant Shares which it has been so requested to include, (iii) use its best efforts to cause such Subsequent Registration Statement to become effective as soon as practicable and (iv) take all other action necessary under any Federal or stat law or regulation of any governmental authority to permit all Warrant Shares which it has been so requested to include in such Subsequent Registration Statement or to be sold or otherwise disposed of, and will maintain such compliance with each such Federal and state law and regulation of any governmental authority for the period necessary for the Holder and such Holders to effect the proposed sale or other disposition.

      B. Whenever the Company is required pursuant to the provisions of this Section 5 to include Warrant Shares in a registration statement or a post-effective amendment to a registration statement, the Company shall (i) furnish each Holder of any such Warrant Shares and each underwriter of such Warrant Shares with such copies of the prospectus, including the preliminary prospectus, conforming to the Act, (and such other documents as each such Holder or each such underwriter may reasonably request) in order to facilitate the sale or distribution of the Warrant Shares, (ii) use its best efforts to register or qualify such Warrant Shares under the blue sky laws (to the extent applicable) of such jurisdiction or jurisdictions as the Holders of any such Warrant Shares and each underwriter of Warrant Shares being sold by such Holders shall reasonably request and (iii) take such other actions as may be reasonably necessary or advisable to enable such Holders and such underwriters to consummate the sale or distribution in such jurisdiction or jurisdictions in which such Holders shall have reasonably requested that the Warrant Shares be sold.

      C. The Company shall pay all expenses incurred in connection with any registration or other action pursuant to the provisions of this Section 5, other than underwriting discounts and applicable transfer taxes relating to the Warrant Shares.

      D. The Company will indemnify the Holders of Warrant Shares which are included in each Subsequent Registration Statement substantially to the same extent as the Company has indemnified the underwriters (the "Underwriters") of its public offering of Common Stock pursuant to the Underwriting Agreement and such Holders will indemnify the Company (and the underwriters, if applicable) with respect to information furnished by them in writing to the Company for inclusion therein substantially to the same extent as the Underwriters have indemnified the Company.

VI.   Limited Transferability.

      This Warrant may not be sold, transferred, assigned or hypothecated by the Holder until the first anniversary hereof except (a) to any successor firm or corporation of Brean Murray & Co., Inc., (b) to any of the officers, managing directors, any associates of Brean Murray & Co., Inc., to a finder that has been recognized by both parties or of any such successor firm or (c) in the case of an individual, pursuant to such individual's last will and testament or the laws of descent and distribution, and is so transferable only upon the books of the Company which it shall cause to be maintained for the purpose. The Company may treat the registered Holder of this Warrant as he or it appears on the Company's books at any time as the Holder for all purposes. The Company shall permit any Holder of a Warrant or his duly authorized attorney, upon written request during ordinary business hours, to inspect and copy or make extracts from its books showing the registered holders of Warrants. All warrants issued upon the transfer or assignment of this Warrant will be dated the same date as this Warrant, and all rights of the Holder thereof shall be identical to those of the Holder.

VII.  Loss, etc., of Warrant.

      Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant, and of indemnity reasonably satisfactory to the Company, if lost, stolen or destroyed, and upon surrender and cancellation of this Warrant, if mutilated, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.

VIII. Warrant Holder Not Shareholders.

      Except as otherwise provided herein, this Warrant does not confer upon the Holder any right to vote or to consent to or receive notice as a shareholder of the Company, as such, in respect of any matters whatsoever, or any other fights or liabilities as a shareholder, prior to the exercise hereof.

IX.   Communication.

      No notice or other communication under this Warrant shall be effective unless, but any notice or other communication shall be effective and shall be deemed to have been given if, the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:

      A.    the Company at 200 Lake Street, Suite 102, Peabody, Massachusetts
            01960

      B. the Holder at 570 Lexington Avenue, New York, New York 10022, or such other address as the Holder has designated in writing to the Company.

X.    Headings.

      The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.

XI.   Applicable Law.

      This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of law thereof.

IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its Chief Executive Officer and its corporate seal to be hereunto affixed by its Secretary this 31st day of July, 1997.

                                 PHC,INC.

                                 By:___________________
                                 Bruce Shear
                                 Chief Executive Officer
ATTEST:

_____________________
Assistant Clerk

[Corporate Seal]

                                  SUBSCRIPTION


The undersigned, _________________ pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for and purchase ----------- shares of the Common Stock of PHC, Inc. Common stock covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant.

Dated:  ___________________________       Signature:  ________________________

                                          Address:   _________________________

                                                     ________________________

                                   ASSIGNMENT

FOR VALUE RECEIVED ___________________ hereby sells, assigns and transfers unto ______________ the foregoing Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint attorney, to transfer said Warrant on the books of PHC, Inc.


Dated:  ___________________________       Signature:  ________________________

                                          Address:  _________________________


                                                    _________________________




FOR VALU RECEIVED ________________________ hereby assigns and transfers unto ______________ the right to purchase shares of the Common Stock of Pioneer Healthcare, Inc. by the foregoing Warrant, and a proportionate part of said Warrant and the rights evidenced hereby, and does irrevocably constitute and appoint attorney, to transfer that part of said Warrant on the books of PHC, Inc.

Dated:  ___________________________       Signature:  ________________________

                                          Address:   _________________________

                                                     _________________________

                         CASHLESS EXERCISE SUBSCRIPTION


The undersigned, ___________________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe to that number of shares of Common Stock of PHC, Inc. as are issuable in accordance with the formula set forth in paragraph l(b) of the Warrant, and makes payment therefore in full by surrender and delivery of this Warrant.

Dated: _______________________      Signature:  ___________________________

                                    Address:  _____________________________

Exhibit 4.24
                            SUBSCRIPTION AGREEMENT

                                  PHC, INC.

      THE SECURITIES WHICH ARE THE SUBJECT TO THIS SUBSCRIPTION AGREEMENT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR UNDER THE SECURITIES LAWS OF ANY STATE AND WILL BE OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THESE LAWS BY VIRTUE OF PHC, INC.'S INTENDED COMPLIANCE WITH SECTIONS 3(b), 4(2) AND 4(6) OF THE
SECURITIES ACT OF 1933, THE PROVISIONS OF REGULATION D UNDER SUCH ACT AND SIMILAR EXEMPTIONS UNDER STATE LAW. THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY ANY REGULATORY AUTHORITY. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

      The undersigned purchaser, (hereafter the "Purchaser") hereby offers to purchase Units of PHC, Inc. (the "Company"), a publicly held corporation formed under the laws of the Commonwealth of Massachusetts. This offer to purchase may, for any reason whatsoever, be revoked by the Purchaser or rejected by the Company prior to acceptance of this offer by the Company.

      Section 1.1 Purchase and Sale of Units. Upon the following terms and conditions, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company, the number of Units indicated herein. Each Unit shall consist of four (4) shares (the "Shares") of the Company's Class A Common Stock, $.01 par value per share ("Common Stock"), and warrants for the purchase of two (2) Shares of such Common Stock (referred to herein as a "Warrant" or collectively as "Warrants").

      Section 1.2 Purchase Price. The purchase price for the Units (the "Purchase Price") shall be four (4) multiplied by the lesser of: (a) $2.90; or (b) the average of the closing bid prices of the Common Stock as reported by NASDAQ during the fifteen (15) consecutive trading days preceding the Closing Date (but not including such date).

      Section 1.3  The Closing

      (a) The closing of the purchase and sale of the Units (the "Closing"), shall take place at the offices of Choate, Hall & Stewart at 10:00 a.m. local Boston, Massachusetts time, on the later of the following:
(i) the date on which the last to be fulfilled or waived of the conditions set forth in Section 4.1 and 4.2 hereof and applicable to the Closing shall be fulfilled or waived in accordance herewith, or (ii) such other time and place and/or on such other dale as the Purchaser and the Company may agree. The date on which the Closing occurs is referred to herein as the "Closing Date".

      (b) On the Closing Date, the Company shall deliver to the Purchaser certificates representing the Shares registered in the name of the Purchaser and the Warrant Agreement representing the Warrants, and the Purchaser shall deliver to the Company the Purchase Price for all the Units by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Company. In addition, each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

      Section 1.4   Covenant to Register.

      (a) For purposes of this Section, the following definitions shall apply:

            (i) The terms "register," "registered," and "registration" refer to a registration under the Securities Act of 1933, as amended (the "Act"), effected by preparing and filing a registration statement or similar document in compliance with the Act, and the declaration or ordering of effectiveness of such registration statement, document or amendment thereto.

            (ii) The term "Registrable Securities" means the Shares of the Company's Class A Common Stock comprising the Units and issuable upon conversion of the Warrants and the Remedy Warrants, if any, or upon any other stock issued in payment of dividends, or otherwise issuable pursuant to this Agreement and any securities of the Company or securities of any successor corporation issued as, or issuable upon the conversion or exercise of any warrant, right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of the Units.

            (iii) The term "holder of Registrable Securities" means the Purchaser and any permitted assignee of registration rights pursuant to
Section 1.4(h).

      (b) (i) The Company shall as soon as possible file a registration statement on Form SB-2 covering all the Registrable Securities, and shall use its best efforts to cause such registration statement to become effective on or before ninety (90) days after the Closing Date (the "Initial Registration"). In the event such registration is not so declared effective or does not include all Registrable Securities, a holder of Registrable Securities shall have the right to require by notice in writing that the Company register all or any part of the Registrable Securities held by such holder (a "Demand Registration") and the Company shall thereupon effect such registration in accordance herewith (which may include adding such shares to an existing shelf registration). The parties agree that if the holder of Registrable Securities demands registration of less than all of the Registrable Securities, the Company, at its option, may nevertheless file a registration statement covering all of the Registrable Securities. If such registration statement is declared effective with respect to all Registrable Securities and the Company is in compliance with it obligations under Subsection (d) of this Section 1.4, the demand registration rights granted pursuant to the Subsection (b)(i) shall cease. If such registration statement is not declared effective with respect to all Registrable Securities or if the Company is not in compliance with such obligation, the demand registration rights described herein shall remain in effect.

            (ii) The Company shall not be obligated to effect a Demand Registration under Subsection (b)(i) above: (A) if all of the Restorable Securities held by the holder of Registrable Securities which are demanded to be covered by the Demand Registration are, at the time of such demand, included in an effective registration statement and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4; (B) if all of the Registrable Securities may be sold under Rule 144(k) of the Act and the Company's transfer agent has accepted an instruction from the Company to such effect; or (C) at any time after two (2) years from the Closing Date.

            (iii) Subject to Subsection (iv)(B) hereof, the Company may suspend the effectiveness of any such registration effected pursuant to this Subsection (b) in the event and for such period of time as, such a suspension is required by the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company will use its best efforts to cause such suspension to terminate at the earliest possible date.

            (iv) (A) If the registration covering all Registrable Securities is not effective by the ninety first (91st) day after the Closing date (the "Effective Date"), other than by reason of the failure of any holder of Registrable Securities to provide the Company with information pursuant to Section 1.4(e) hereof, the Company shall deliver to Purchaser as liquidated damages warrants for the purchase of 3,000 Shares of Common Stock for each thirty (30) day period thereafter (the number of Shares to be pro-rated daily) (the "Remedy Warrants"), until the earlier of (A) the date that the Common Stock is registered pursuant to an effective registration statement or (B) one (1) year after the Closing Date. The Remedy Warrants shall have the same terms including, without limitation, exercise price and expiration, as the Warrants comprising the Units.

                  (B) If, following such effectiveness, either the effectiveness of the Registration Statement is suspended or a current prospectus meeting the requirements of Section 10 of the Act is not available for delivery by the Purchaser (either referred to herein as a "suspension"), the Company shall deliver to Purchaser as liquidated damages Remedy Warrants until the earlier (i) the suspension is terminated, or (ii) the date on which the Company is no longer required to effect a demand registration pursuant to
Section 1.4(b) (ii) thereof.

                  (C) Any Remedy Warrants deliverable pursuant to the foregoing provisions of this subsection (iv) shall be delivered on or before the fifth (5th) day following the end of the calendar month in which such payment obligation arose.

                  (D)  This subsection is in addition to the provisions of
                       Section 7.2(a) hereof.

      (c) If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Purchaser) any of its stock or other securities under the Act in connection with a public offering of such securities (other than a registration on Form S-4, Form S-8 or other limited purpose form) and all Registrable Securities have not theretofore been included in a registration statement under Subsection (b) of this Section 1.4 which remains effective, the Company shall, at such time, promptly give all holders of Registrable Securities written notice of such registration Upon the written request of any holder of Registrable Securities given within twenty (20) days after receipt of such notice by the holder of Registrable Securities, the Company shall use its best efforts to cause to be registered under the Act all Registrable Securities that such holder of Registrable Securities requests to be registered. However, the Company shall have no obligation under this Subsection (c) if (i) the Registrable Securities may be sold without registration under Rule 144(k) and the Company's transfer agent has accepted an instruction from the Company to such effect, (ii) the Registration Statement is filed more than two (2) years after the Closing Date, or (iii) to the extent that, with respect to any underwritten offering initiated by the Company later than one calendar year following the Closing, the managing underwriter of such offering reasonably notifies such holder(s) in writing of its determination that the Registrable Securities or a portion thereof shall be excluded therefrom.

     (d) Whenever required under this Section 1.4 to effect the registration of any Registrable Securities including, without limitation, the Initial Registration, the Company shall, as expeditiously as reasonably possible:

           (i) Prepare and file with the SEC a registration statement or amendment thereto with respect to such Registrable Securities and use its best efforts to cause such registration to become effective as provided in
Section 1.4(b)(i), and keep such registration statement effective for so long as any holder of Registrable Securities desires to dispose of the securities covered by such registration statement; provided, however, that in no event shall the Company be required to keep the Registration Statement effective for a period greater than two (2) years from the Closing Date;

           (ii) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection  with such  registration  statement  as may be  necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement and notify the holders of the filing and effectiveness of such Registration Statement and any amendments or supplements;

           (iii) Furnish to each holder of Registrable Securities such numbers of copies of a current prospectus, including a preliminary prospectus, conforming with the requirements of the Act, copies of the registration statement any amendment or supplement to any thereof and any documents incorporated by reference therein and such other documents, all free of charge, as such holder of Registrable Securities may reasonably require in order to facilitate the disposition of Registrable Securities owned by such holder of registrable Securities;

           (iv) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or "Blue Sky" laws of such jurisdictions as shall be reasonably requested by the holder of Registrable Securities;

           (v) Notify each holder of Registrable Securities immediately of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and use its best efforts to promptly update and/or correct such prospectus;

           (vi) Furnish, at the request of any holder of Registrable Securities in connection with any underwritten public offering, (A) an opinion of counsel of the Company, dated the effective date of the registration statement, in form and substance reasonably satisfactory to the holder and its counsel and covering, without limitation, such matters as the due authorization and issuance of the securities being registered and certain matters pertaining to disclosure under and compliance with securities laws by the Company in connection with the registration thereof and/or (B) a "comfort" letter or letters of the Company's independent public accountants provided at the Company's expense in form and substance reasonably satisfactory to the holder and its counsel;

            (vii) Use its best efforts to list the Registrable Securities covered by such registration statement with any national market or securities exchange on which such securities are then listed;

           (viii) Make available for inspection by the holder of Registrable Securities, upon request, all SEC Documents (as defined below) filed subsequent to the Closing and require the Company's officers, directors and employees to supply all information reasonably requested by any holder of Registrable Securities in connection with such registration statement; and

           (ix) Furnish to each holder of Registrable Securities prompt notice of the commencement of any stop-order proceedings under the Act, together with copies of all documents in connection therewith, and use its best efforts to obtain withdrawal of any such stop order as soon as possible.

     (e) Upon request of the Company, each holder of Registrable Securities will furnish to the Company in connection with any registration under this Section such information regarding itself, the Registrable Securities and other securities of the Company held by it, and the intended method of disposition of such securities as shall be reasonably required to effect the registration of the Registrable Securities held by such holder of Registrable Securities. The intended method of disposition (Plan of Distribution) of such securities as so provided by Purchaser shall be included without alteration in the Registration Statement covering the Registrable Securities and shall not be changed without the prior written consent of the Purchaser.

     (f) (i) The Company shall indemnify, defend and hold harmless each holder of Registrable Securities which are included in a registration statement pursuant to the provisions of Subsections (b) or (c) hereof and each of its officers, directors, employees, agents, partners or controlling persons (within the meaning of the Act) (each, an "indemnified party") from and against, and shall reimburse such indemnified party with respect to, any and all claims, suits, demands, causes of action, losses, damages, liabilities, costs or expenses ("Liabilities") to which such indemnified party may become subject under the Act or otherwise, arising from or relating to (A) any untrue statement or alleged untrue statement of any material fact contained in such registration statement, any prospectus contained therein or any amendment or supplement thereto, or (B) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading; provided, however, that the Company shall not be liable in any such case to the extent that any such Liability arises out of or is based upon an untrue statement or omission so made in strict conformity with information furnished by such indemnified party in writing specifically for use in a registration statement.

          (ii) in the event of any registration under the Act of Registrable Securities pursuant to Subsections (b) or (c), each holder of such Registrable Securities hereby severally agrees to indemnity, defend and hold harmless the Company, and its officers, directors, employees, agents, partners, or controlling persons (within the meaning of the Act) (each, an "indemnified party") from and against, and shall reimburse such indemnified party with respect to, any and all Liabilities to which such indemnified party may become subject under the Act or otherwise, arising from or relating to (A) any untrue statement or alleged untrue statement of any material fact contained in such registration statement, any prospectus contained therein or any amendment or supplement thereto, or (B) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading; provided, that such holders will be liable in any such case to the extent and only to the extent, that any such Liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, prospectus or amendment or supplement thereto in reliance upon and in conformity with written information furnished by such holder specifically for use in the preparation thereof.

          (iii) Promptly after receipt by any indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against another party (the "indemnifying party") hereunder, notify such party in writing thereof, but the omission so to notify such party shall not relieve such party from any Liability which it may have to the indemnified party other than under this Section and shall only relieve it from any Liability which it may have to the indemnified party under this section if and to the extent an indemnifying party is materially prejudiced by such omission. In case any such action shall be brought against any indemnified party and such indemnified party shall notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to the indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to the indemnified party under this section for any legal expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided, however, that if the defendants in any such action include both parties and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to them which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of one such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred.

      (g) (i) With respect to the inclusion of Registrable Securities in a registration statement pursuant to Subsections (b) or (c), all fees, costs and expenses of and incidental to such registration, inclusion and public offering shall be borne by the Company; provided, however, that any securityholders participating in such registration shall bear their pro-rata share of the underwriting discounts and commissions, if any, incurred by them in connection with such registration.

         (ii) The fees, costs and expenses of registration to be borne by the Company as provided in this Subsection (g) shall include, without limitations all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, and all legal fees and disbursements and other expenses of complying with state securities or Blue Sky laws of any jurisdiction or jurisdictions in which securities to be offered are to be registered and qualified. Subject to appropriate agreements as to confidentiality, the Company shall make available to the holders of Registrable Securities and their counsel its documents and personnel for due diligence purposes. Except as otherwise provided herein, fees and disbursements of counsel and accountants for the selling security holders shall be borne by the respective selling security holders.

      (h) The rights to cause the Company to register all or any portion of Registrable Securities pursuant to this Section 1.4 may be assigned by Purchaser to a transferee or assignee. Within a reasonable time after such transfer, the Purchaser shall notify the Company of the name and address of such transferee or assignee, and the securities with respect to which such registration rights are being assigned. Such assignment shall be effective only if, immediately following such transfer, the further disposition of such securities by the transferee or assignee is restricted under the Act. Any transferee asserting registration rights hereunder shall be bound by the applicable provisions of this Agreement.

      (i) The Company shall not agree to allow the holders of any securities of the Company to include any of their securities in any registration statement filed by the Company pursuant to Subsection (b) unless such inclusion will not reduce the amount of the Registrable Securities included therein.

      Section 1.5 Company Standoff. Except in a business combination, or under existing employee stock incentive or purchase plans, the Company shall not for its own account effect any public sale or distribution of any securities similar to the Registrable Securities or any securities exercisable for or convertible or changeable into the Registrable Securities during the thirty (30) days prior to, and during the thirty (30) days immediately following, the effective date of any registration statement filed or amended pursuant to Section 1.4(b); provided, however, that the Company may effect such public sale or distribution during the thirty (30) days immediately following the effective date of such registration statement if such sale or distribution of securities is at a price equal to or greater than 125% of the last trade price of the Company's Common Stock on the day of Closing.

      Section 2.1 Representations and Warranties of the Purchaser. The Purchaser makes the following representations and warranties to the Company.

      (a) Accredited Investor. The Purchaser is an "accredited investor", as such term is defined in Rule 501(a) of Regulation D, promulgated under the Act.

      (b) Speculative Investment. The Purchaser is aware that an investment in the Units is @y speculative and subject to substantial risks. The Purchaser is capable of bearing the high degree of economic risk and the burden of this venture, including, but not limited to, the possibility of complete loss of the Purchaser's investment in the Units and underlying Common Stock which make liquidation of this investment impossible for the indefinite future.

      (c) Disposition. The Purchaser understands that neither the Units nor the underlying Common Stock have been registered under the Act. The Units are being acquired by reason of a specific exemption under the Act as well as under certain state statutes for transactions by an issuer not involving any public offering and that any disposition of the Units may, under certain circumstances, be inconsistent with this exemption and may make the Purchaser an "underwriter" within the meaning of the Act. The Purchaser acknowledges that the Units purchased must be held and may not be sold, transferred, or otherwise disposed of for value unless they are subsequently registered under the Act , sold pursuant to Rule 144 of the Act, or an exemption from registration under the Act is available.

      (d) Privately Offered. The offer to acquire the Units was directly communicated to the Purchaser in such manner that the Purchaser was able to ask questions of and receive answers concerning the terms and conditions of this transaction. At no time was the Purchaser presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising.

      (e) Purchase for Investment. The Units are being acquired solely for the Purchaser's own account, for investment, and are not being purchased with view to the resale, distribution, subdivision or fractionalization thereof without a valid registration with applicable Governmental authorities.

      Section 2.2 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

      (a) Organization and Qualifications. The Company is a corporation duly incorporated and existing in good standing under the laws of the Commonwealth of Massachusetts and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries except as listed in Exhibit A hereto. The Company and each such subsidiary, if any, is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualifications necessary other than those in which the failure so to qualify would not have a Material Adverse Effect. "Material Adverse Effect", for purposes of this Subscription Agreement (as it may be amended from time to time, the "Agreement"), means any adverse effect on the business, operations, properties, prospects or financial condition of the entity with respect to which term is used and which is material to such entity and other entities controlled by such entity taken as a whole.

      (b) Authorization Enforcement. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue the Units and Registrable Securities in accordance with the terms hereof, (ii) the execution and delivery of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Company or its Board of Directors or stockholders is required, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of creditor's rights and remedies or by other equitable principles of general application) and (v) prior to the Closing Date, any necessary Certificate of Amendment to the Company's Charter authorizing Company to issue all of the Units and Registrable Securities will have been filed with the Massachusetts Secretary of State and will be in full force and effect, enforceable against the Company in accordance with the terms of such amended Charter.

      (c) Authorized Capital: Rights or Commitments to Stock: The authorized capital stock of the Company consists of 20,000,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock, 200,000 shares of Class C Common Stock and 1,000,000 shares of Series A Preferred Stock; there are 4,470,866 shares of Class A Common Stock issued and 4,462,210 shares of such Class A Common Stock outstanding; there are no shares of such Preferred Stock issued and outstanding; and, upon issuance of the Units in accordance with the terms hereof, there will be approximately 4,643,282 shares of such Common Stock and no shares of such Preferred Stock issued.

     All of the outstanding shares of the Company's Common Stock have been validly issued and are fully paid and non-assessable. Except as set forth in Exhibit A hereto or as described in the SEC Documents, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company, or contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of capital stock of the Company or options, warrants, scrip, rights to subscribe to, or commitments to purchase or acquire, any shares, or securities or rights convertible into shares, of capital stock of the Company. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Articles of Organization as in effect on the date hereof (the "Charter"), and the Company's By-Laws, as in effect on the date hereof (the "By-Laws").

     (d) Issuance of Units. The issuance of the Units has been duly authorized and, when paid for and issued in accordance with the terms hereof, the Units shall be validly issued, fully paid and non-assessable. The Common Stock issuable upon conversion of the Warrants will be duly authorized and reserved for issuance and, upon conversion, will be validly issued, fully paid and non-assessable and the holders shall be entitled to all rights and preferences accorded to a holder of Common Stock.

      (e) No  Conflicts.  The  execution,  delivery  and  performance  of this
Agreement by the Company and the consummation by the Company of the transactions contemplated hereby do not and will not (i) result in a violation of the Company's Charter or By-Laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any federal, state, local or foreign law, rule, regulation, order, judgment or decree (including Federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or assets of the Company or any of its subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect); provided that, for purposes of such representation as to Federal, state, local or foreign law, rule or regulation, no representation is made herein with respect to any of the same applicable solely to the Purchaser and not to the Company. The business of the Company is not being conducted in violation of any law, ordinance or regulations of any governmental entity, except for violations which either singly or in the aggregate do not and will not have a Material Adverse Effect. The Company is not required under Federal, state or local law, rule or regulation in the United States to obtain any consent, authorization or order of, or make any filing (other than any filing of a vote establishing a class or series of stock with the Massachusetts Secretary of State) or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Units in accordance with the terms hereof (other than any SEC, NASD or state securities filings which may be required to be made by the Company subsequent to the Closing, and any registration statement which may be filed pursuant hereto); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) SEC Documents, Financial Statements. The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, except as set forth in Exhibit A, the Company has filed on a timely basis all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d), in addition to one or more registration statements and amendments thereto heretofore filed by the Company with the SEC under the Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "SEC Documents"). The Company directly or through its agent has delivered to the Purchaser true and complete copies of the SEC Documents. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement.

     Except as set forth in Exhibit A, as of their respective dates the SEC Documents complied in all material respects with the requirements of the Act or the Exchange Act as the case may be and the rules and regulations of the SEC promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such SEC Documents, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in Exhibit A, the financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

     (g) No Material Adverse Change. Since the date through which the most recent quarterly report of the Company on Form 10-Q has been prepared and filed with the SEC, a copy of which is included in the SEC Documents, no Material Adverse Effect has occurred or exists with respect to the Company or any of its subsidiaries.

     (h) No Undisclosed Liabilities. The Company and its subsidiaries have no material liabilities or obligations not disclosed in the SEC Documents, other than those incurred in the ordinary course of the Company's or any of its subsidiaries' respective businesses since the date of the most recently filed SEC Documents which, individually or in the aggregate, do not or would not have a Material Adverse Effect on the Company or any of its subsidiaries.

     (i) No Undisclosed Events or Circumstances. No event or circumstance has occurred or exists with respect to the Company or any of its subsidiaries or their respective businesses, properties, prospects, operations or financial condition which, under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed.

     0) No General Solicitation. Neither the Company, nor any of its affiliates, or, to the best of its knowledge, any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Act) in connection with the offer or sale of the Units.

      (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Units under the Act.

      Section 3.1 Securities Compliance. The Company shall notify the SEC and NASD, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Units, and the Common Stock issuable upon conversion thereof, to the Purchaser.

      Section 3.2 Registration and Listing. Until at least two (2) years after all Registrable Securities have been registered, the Company will cause its Common Stock to continue to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under such Exchange Act, will comply with all requirements related to any registration statement filed pursuant to this Agreement and will not take any action or file any document (whether or not permitted by the Act or the Exchange Act or the rules theretunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Acts, except as permitted herein. Until at least two
(2) years after all Registrable Securities have been registered, the Company will take all action within its power to continue the listing or trading of its Common Stock on the NASDAQ Small Cap Market and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the NASD and NASDAQ. The covenants set forth in this
Section 3.2 shall not be deemed to prohibit a merger, sale of all assets or other corporate reorganization if the entity surviving or succeeding to the Company is bound by this Agreement with respect to its securities issued in exchange for or in replacement of the Units or Common Stock or the consideration received for or in replacement of the Units or Common Stock is cash.

      Section 3.3 Right of First Refusal and Most-Favored-Nation Clause. If at any time before the end of the thirty (30) day period following the effective date of a registration statement filed pursuant to Section 1.4 hereof the Company proposes to issue Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, pursuant to an offering exempt from registration under the Act, the Company shall provide to Purchaser reasonable advance notice of all the terms of such proposed issuance. The Purchaser shall have the right to purchase or refuse to purchase all or any part of such securities proposed to be issued in such offering, and shall have at least seventy two (72) hours after receipt of such notice to review the terms of the proposed issuance.

      If the Company issues Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities at any time during the one hundred eighty day following the Closing Date at an effective price per share of Common Stock which is lower than the conversion price of the Units at that time, then the Company shall issue to each holder an additional number of shares of Common Stock necessary to match the lower issue price. This Section shall not be applicable to issuances of Common Stock, or options granted at market price, pursuant to any shareholder-approved option plan covering not more than 10% of the Company's outstanding stock.

      Section 3.4 Sale Restrictions. Purchaser agrees not to sell more than ten thousand (10,000) Shares of Common Stock of the Company on any trading day without the prior written consent of the Company.

      Section 4.1 Conditions Precedent to the Obligation of the Company to Sell the Units. The obligation hereunder of the Company to issue and/or sell the Units to the Purchaser is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Company at any time in its sole discretion.

            (a) Accuracy of the Purchaser's Representations and Warranties. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

      (b) Performance by the Purchaser. The Purchaser shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Purchaser at or prior to the Closing.

      (c) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the actions contemplated by this Agreement.

      (d) Legal action. No legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement.

      Section 4.2 Conditions Precedent to the Obligation of the Purchaser to Purchase the Units. The obligation hereunder of the Purchaser to acquire and pay for the Units is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Purchaser at any time in its sole discretion.

      (a) Accuracy of the Company's Presentations and Warranties. The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

       (b) Performance by the Company. The Company shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Company at or prior to the Closing.

      (c) NASDAQ. From the date hereof to the Closing Date, trading in the Company's Common Stock shall not have been suspended by the SEC or the NASDAQ Small Cap Market (except for any suspension of trading of limited duration agreed to between the Company and the NASDAQ Small Cap Market solely to permit dissemination of material information regarding the Company), and trading in securities generally as reported by NASDAQ shall not have been suspended or limited or minimum prices shall not have been established on securities whose trades are reported by NASDAQ.

      (d) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

      (e) Opinion of Counsel, Etc. The Purchaser shall have received before or at the Closing an opinion of counsel to the Company (covering, without limitation, such of the matters set forth in Section 2.2(a) through (e)), as are in form and substance reasonably satisfactory to the Purchaser and its counsel, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

      Section 5.1 Legend on Stock. Each certificate representing the Shares of Common shall be stamped or otherwise imprinted with a legend substantially in the following form:

      THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAW OR AN APPLICABLE EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS.

      The Company agrees to immediately (within five (5) business days after receipt of certificates) reissue certificates representing the Shares of Common Stock without the legend set forth above at such time as (a) the holder thereof is permitted to dispose of such Shares pursuant to Rule 144(k) under the Act, (b) the securities are sold to a purchaser or purchasers who (in the opinion of counsel to such holders, in form and substance reasonably satisfactory to the Company and its counsel) are able to dispose of such securities publicly without registration under the Act, or (iii) such securities are registered under the Act.

      Section 6.1 Termination bv Mutual Consent. This Agreement may be terminated at any time prior to the Closing by the mutual written consent of the Company and the Purchaser.

      Section 6.2 Other Termination This Agreement may be terminated by action of the Board of Directors or other governing body of the Purchaser or the Company at any time if the Closing shall not have been consummated by the fifth (5th) business day following the date of this Agreement, provided that the party seeking to terminate the Agreement is not in breach of the AgreemenL

      Section 6.3 Automatic Termination. This Agreement shall automatically terminate without any further action of either party hereto if the Closing shall not have occurred by the seventh (7th) business day following the date of this Agreement, provided, however, that any such termination shall not terminate the liability of any party which is then in breach of the Agreement.

      Section  7.1  Fees  and  Expenses.  Except  as  otherwise  set  forth in
Section 1.4 hereof each party shall pay the fees and expenses of its advisers, counsel, accountants and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Units and Common Stock pursuant hereto.

      Section 7.2 Specific Enforcement, Consent to Jurisdiction.

      (a) The Company and the Purchaser acknowledge and agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which either of them may be entitled by law or equity.

      (b) The Company and the Purchaser each (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in Texas for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. The Company and the Purchaser each consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this paragraph shall affect or limit any right to serve process in any other manner permitted by law.

      Section 7.3 Entire Agreement: Amendment. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby and, except as specifically set forth herein, neither the Company nor the Purchaser makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be waived or amended other than by a written instrument signed by the party against whom enforcement of any such amendment or waiver is sought.

      Section 7.4 Notices Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be effective
(a) upon hand delivery or delivery by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second (2nd) business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur. The addresses for such communications shall be:

to the Company:   Bruce A. Shear, President and Chief Executive Officer
                  PHC, Inc.
                  200 Lake Street -- Suite 102
                  Peabody, Massachusetts 01960

to the Purchaser: At the  address set forth at the foot of this  Agreement  or as specified in writing by Purchaser.

Any party hereto may from time to time change its address for notices by giving at least ten (10) days' written notice of such changed address to the other party hereto.

      Section 7.5 Waivers. No waiver by either party of any default with respect to any provision, condition or requirement of this Agreement shall be deemed to be a continuing waiver in the future or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of either party to exercise any right hereunder in any manner impair the exercise of any such right accruing to it thereafter.

      Section 7.6 Headings. The headings herein are for convenience only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.

      Section 7.7 Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

      Section 7.8 Survival. The representations and warranties of the Company and the Purchaser contained in herein and the agreements and covenants set forth in Sections 1.1 through 1.5, 3.1 through 3.4 and 7.1 through 7.16 shall survive the Closing for a period of one year.

      Section 7.9 Publicity. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser without its consent, unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

      Section 7.10 NASDAQ. The term "NASDAQ" or "NASDAQ Small Cap Market" herein refers to the principal market on which the Common Stock of the Company is traded. If the Common Stock is listed on a securities exchange, or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" or "NASDAQ Small Cap Market" shall be deemed to refer to such exchange or other principal market.

      Section 7.11 Acceptance. Execution and delivery of this Agreement shall constitute an offer to purchase the Units, which offer, unless previously revoked by the Purchaser, may be accepted or rejected by the Company, in its sole discretion for any cause or for no cause and without liability to the Purchaser. The Company shall indicate acceptance of this Agreement by signing as indicated on the signature page hereof.
                                      13

      Section 7.12 Binding Agreement. Upon acceptance of this Agreement by the Company, the Purchaser agrees that he may not cancel, terminate or revoke any agreement of the Purchaser made hereunder, and that this Agreement shall survive the death or disability of the Purchaser and shall be binding upon heirs, successors, assigns, executors, administrators, guardians, conservators or personal representatives of the Purchaser.

      Section 7.13 Incorporation by Reference. All Information set forth on the signature page is incorporated as integral terms of this Agreement.

      Section 7.14 Counterparts. This Agreement may be signed in multiple counterparts, which counterparts shall constitute one and the same original signature.

      Section 7.15 Severability. If any portion of this Agreement shall be held illegal, unenforceable, void or voidable by any court, each of the remaining terms hereof shall nevertheless remain in full force and effect as a separate contract.

      Section 7.16 Successors and Assigns This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.



                THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.
                         THE SIGNATURE PAGE FOLLOWS.

     IN WITNESS WHEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price per Unit of $11.60, the Purchaser tenders herewith the full purchase price of:
      Five Hundred Dollars ($500,000)

The exact name(s) (Including correct, legible spelling) and the information
under which title will be taken is as follows:    (Please print or type):

      ProFutures Special Equities, Fund, L.P.
      1310 Highway 620 South - Suite 200, Austin, Texas  78734

  Social Security or IRS Employer Identification Number(s): 74-2786952

Signature of Purchaser:

Name of Purchaser:
      ProFutures Special Equities, Fund, L.P.
      By:  ProFutures Fund Management, Inc., a General Partner

By:  ________________________________ Dated:  September 19, 1997

Name:    Gary D. Halbert
Title:   President

Accepted By:

PHC, Inc., a Massachusetts corporation

By:  __________________________________________

Name:     Bruce A. Shear
Title:    President
                                      15

                                  EXHIBIT A
                     to PHC, Inc. Subscription Agreement

Section 2.2(a): PHC, Inc.  Subsidiaries:

PHC of Utah, Inc.                       New Baltimore, MI 48047
D/B/A Highland Ridge Hospital
4578 Highland Drive
Salt Lake City, UT 84117

PHC of Virginia, Inc.                   PHC of Rhode Island, Inc.
D/B/A Mount Regis Center                D/B/A Good Hope Center
D/B/A Changes                           P.O. Box 1491
405 Kimball Avenue                      Coventry, RI 02816-0029
Salem, VA 24153

Quality Care Centers of Mass, Inc.      Pioneer Counseling of Virginia, Inc.
D/B/A Franvale Nursing & Rehab Center   (80% Owned)
20 Pond Street                          D/B/A Pioneer Counseling of Virginia
Braintree, MA 02184                     D/B/A Counseling Associates of Virginia
                                        400 East Burwell street
                                        Salem, VA 24153

PHC of Nevada, Inc.                     PHC of Kansas, Inc.
D/B/A Harmony Healthcare                D/B/A Total Concept EAP
2340 Paseo del Prado, Bldg.  D          7451 Szwitzer, Suite 101
Las Vegas, NV 89102                     Shawnee Mission, KS 66203

Northpoint - Pioneer, Inc.              Professional Health Associates
D/B/A Pioneer Counseling Center         94-19 59 Avenue
31700 W. 13 Mile; Suite 201             Elmhurst, NY 11373
Farmington hills, MI 48334

BSC-NY, Inc.
D/B/A Behavioral Stress Center
94-19 59 Avenue
Elmhurst, NY 11373

Harmony Behavioral Health
2340 Paseo del Prado, Bldg.  D
Las Vegas, NV 89102

PHC of Michigan, Inc.
D/B/A Harbor Oaks Hospital
35031 23 Mile Road

                             EXHIBIT A (cont'd.)

Section 2.2(f):

The Company failed to file two years' of audited financial statements for Behavioral Stress Centers, Inc. and Clinical Diagnostics and Clinical Associates, as described in the December 18, 1996 letter from Choate, Hall & Stewart to Mr. Robert Bayless of the Securities and Exchange Commission, attached hereto as Exhibit 1.

                                  EXHIBIT 1


                              CHOATE, HALL &- STEWART
                        A PARTNERSHIP INCLUDING PROFESSIONAL    1934 Act
                                    CORPORATIONS
                                   EXCHANGE PLACE               Form 8-K
                                  53 STATE STREET                Item 7
Roslyn G. Daum            BOSTON, MASSACHUSETTS 02109-2891
(617) 248-5069                TELEPHONE (617) 248-5000
                              FACSIMILE (617) 248-4000
                                   TELEX 49615800

                                         December 18, 1996


Securities and Exchange Commission
450 Fifth Street
Judiciary Plaza
Washington, D.C. 20549

Attention:  Mr. Robert Bayless
                   Associate Director
                   (Chief Accountant)
                   Division of Corporation Finance
                   Mail Stop 3-10

RE:  PHC, Inc.
       Commission File No. 0-23524

Dear Mr. Bayless:

      I am writing on behalf of our client, PHC, Inc. (the "Company") and at the suggestion of Mr. Wayne Carnall and Mr. William Carter of the staff of the Securities and Exchange Commission (the "Commission"). The subject of this letter was discussed between Mr. Carnall and Grant F. Waite, a member of the firm of Richard A. Eisner & Company, LLC, the Company's independent certified public accountants on December 3, 1996. I spoke with Mr. Carter today.

      I am writing to request that the Division of Corporation Finance agree that it will not recommend any enforcement action against the Company based solely on its failure to file certain audited financial information of an acquired business as required by Item 7 of Form 8-K in the following circumstances:

      The Company is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric and long-term care. Effective October 31, 1996, the Company acquired through a wholly-owned subsidiary (the "Subsidiary"), Behavioral Stress centers, Inc., a New York corporation which provided management and administrative services to psychotherapy and psychological practices in the New York City metropolitan area. The Subsidiary concurrently entered into a Management Agreement with a newly formed professional corporation (the "Professional Corporation") which acquired certain assets, including service contracts with 35 nursing homes in the New York Metropolitan area, of Clinical Associates and Clinical Diagnostics, entities owned by the owners of Behavior Stress Centers, Inc. Behavioral Stress Centers, Inc., Clinical Diagnostics and Clinical Associates are hereinafter referred to as the "Acquired Companies".

Mr. Robert Bayless
December 18, 1996
Page 2

      As merger consideration, the Company issued 150,000 shares of its Class A Common Stock to the owners of Behavioral Stress Centers, Inc. In addition, the Company is obligated to pay the Sellers 49% of the profits of the Subsidiary over the next three years plus an additional amount equal to four times 49% of the profits during the third year, payable partly in stock and partly in cash and notes. The profits of the Subsidiary for this purpose will include the fees from the Professional corporation. The purchase price for the assets of Clinical Associates and Clinical Diagnostics was $750,000 which was paid by the Company pursuant to a promissory note.

      The Acquired Companies utilized the cash basis method of accounting. Their record keeping was rudimentary at best. For example, revenue was
recognized   by  the   Acquired   Companies   upon  the  receipt  of  payment,
irrespective of when services were rendered. unfortunately, the Acquired Companies did not retain, in all circumstances, the documentation required to verify the date on which services were rendered, and some of the records that were retained were destroyed in a basement flood. Accordingly, there is no consistent and accurate record available that would allow the determination of the period in which a service, resulting in a payment, was actually rendered.

      In addition, it appears chat the Acquired Companies did not invoice all services rendered and in many cases did not create invoices in a timely manner. Some of the records of invoices which were retained were also destroyed in the flood described above, and the Acquired Companies did not retain backup information in a secure, off-site location. As a result of the poor record-keeping of the Acquired Companies, it is impossible to trace invoices to determine whether payment has been received or whether the services were billed.

      Prior to the acquisition of the Acquired Companies and in light of the inability of the Company to verify certain accounting records of the Acquired Companies, the Company spent significant time and effort studying the prudence of the acquisition and whether the transaction would be economically beneficial to the Company and its shareholders. Among the due diligence conducted by the Company was an attempt to substantiate cash basis income by verifying actual cash deposits to various bank accounts maintained by the Acquired Companies through analysis of corresponding deposit slips and photocopies of checks provided by the Acquired Companies. In its internal analysis of expected cash flow from the Acquired Companies, the Company excluded any items that did not seem representative of revenue derived from the rendering of service. The Company reviewed the check ledgers of the Acquired Companies to analyze their expenses, verifying that all checks were accounted for based on their sequential numbering. In analyzing the economic impact on the Company of the proposed acquisition, the Company assumed that all non-payroll expenses were to be included in the expenses of the Acquired Companies and made an independent estimate of payroll expenses based on the Company's personnel costs.

      The structure of the transaction was designed to limit the potential exposure of the Company arising from the transaction. Much of the consideration payable to the sellers is in the form of an earn-out based on the profitability of the Subsidiary. The Agreement and Plan of Merger contains representations of the Sellers relating to the average cash flow of the Acquired Companies; if these representations prove untrue, in addition to the Company's normal contractual indemnities and rights, there is a right of set-off against the consideration payable to the sellers. The Management Agreement entitles the Company, for the 90-day period following the Closing, to set off against its $750,000 note to the sellers a pro raga reduction for each nursing home which may terminate its contract with the Professional Corporation.

   Mr.  Robert Bayless
   December 18, 1996
   Page 3




            In addition to the financial testing described above, the Company conducted extensive due diligence which included inquiries concerning the reputation of the sellers and the Acquired Companies, a review of all bank accounts, a review of all material contracts, insurance matters, copies of all licenses and registrations and a review of all tax returns of the Acquired Companies for the tax years from 1992-1995. Based on its due diligence review, the Company believes that the acquisition of the Acquired Companies will be beneficial to the Company and its shareholders.

      Pursuant to Item 310(c) of Form S-B (whether as in effect on the closing of the acquisition or as subsequently amended) , it is estimated that the Acquired Companies are of maximum significance to the Company. On November 14, 1996, in its Report an Form 10-QSB (as amended by a filing of Form 10-QSB-A-1 on December 5, 1996), the Company reported on the acquisition of the Acquired -Companies. Such filing did not include any financial information for the Acquired Companies. Pursuant to Item 7(a) (4) of Form 8-K. the Company is obligated to file two years' of audited financial statements for the Acquired Companies within 60 days after the Report on Form 8-K is filed (in this case, not later than January 13. 1997). For the reasons stated above, the Company's independent public accountants, Richard
A. Eisner & Company, LLP, have indicated to the Company that they will not be able to conduct an audit of the Acquired Companies in accordance with generally accepted accounting standards for the periods required. In addition, the Company believes that it will be virtually impossible to produce unaudited financial statements for the Acquired Companies on an accrual basis in accordance with generally accepted accounting principles for the period prior to the Closing. The Company intends to file a Form 8-K shortly which will explain its inability to file the required audited financial statements for the Acquired Companies.

     We understand that the staff generally will not waive the requirement for audited financial statements set forth in Item 7 of Form 8-K. Accordingly, we are writing to request in the circumstances that the Division of Corporation Finance agree not to recommend enforcement action against the Company for its failure to file the audited financial statements of the Acquired Companies as required by Item 7 of Form 8-K.

     Please call me at the direct dial number set forth above  should you have
any  questions   concerning  this  request.   Thank  you  for  your  time  and
consideration of this matter.

                                                Very truly yours,

                                                  Roslyn G. Daum




William H. Carter, Esq.                         Mr. Wayne E. Carnall
Office of Chief Counsel                               Office of Chief
Accountant
Mail Stop 3-3                                   Mail Stop 3-13









1/312141

EXHIBIT 10.122                      Contract No:            RFC-97-2002
                                    License No:             CA50149
                                    Index Code:             96000
                                    Prog Cost Acct (PCA):   72213
                                    Agency Object Code:     6325
                                    Commodity Code:         952-41
(Sealed)                            Federal ID#:            04-3232990
                                    Mail Code               001
                                    Method of Payment:      Per Diem

                                    AGREEMENT
                                     between
                           FAMILY INDEPENDENCE AGENCY
                                       and
                              HARBOR OAKS HOSPITAL

I.   INTRODUCTION

This Agreement, effective the lst day of January, 1997, and ending the 30th day of September, 1998, is by and between the Family Independence Agency having a mailing address of 235 S. Grand, P.O. Box 30037, Lansing, Michigan 48909 (hereinafter referred to as the "Agency"), and Harbor Oaks Hospital, a licensed, child caring organization having a mailing address of 200 Lake Street, Suite 102, Peabo dy MA 01960 (hereinafter referred to as the "Contractor").

The parties to this Agreement have entered into Master Contract #FC-127, previously or concurrently with the execution of this Service Contract. The terms of the Master Contract referred to above are incorporated into and made a part of this Service Contract. If termination of the Master Contract occurs, this Service Contract shall terminate.

This Agreement is for the purpose of specifying the rights and responsibilities of the Agency and the Contractor in the joint provision of foster care services to children and to assure that those services are provided in a manner and to a degree which will serve the best interests of each of those children.

                                   WITNESSETH:

WHEREAS,  the  Agency  has been  designated  to  cooperate  with  the  Federal government and with all other departments or agencies of the State in any plans established in cooperation with the Federal government, and is authorized to contract with State or local units of government and private agencies under the provisions of MCLA 400.14 through 400.122; and,

WHEREAS, the Agency has the authority to purchase services under Title IV B and Title IV E of the Social Security Act and under provisions of MCL 400.14 through 400.122; and,

WHEREAS, the children of the State of Michigan have a right to permanence and stability and shall not be left in temporary, non-permanent situations, any longer than necessary, and,

WHEREAS, Bruce A. Shear has lawful authority to bind the Contractor to the terms set forth in this Agreement.

NOW, THEREFORE, in consideration of the above, and in consideration of the promises and mutual covenants hereinafter contained, the parties hereto agree as follows:

II.  LOCATION OF FACILITIES

The Contractor shall provide services described herein in the facilities located at:

35031 23 Mile Road
New Baltimore, MI 48047

III.  CLIENT PROFILE

A.   Eligible clients

Services provided by the Contractor under this Agreement are limited to those children and families for whom the Agency can legally provide care and services and for whom the Agency makes a State payment. Only PA 150 youth referred by CIC are eligible.

County child-care funded children referred to the Agency for care and supervision by probate court order but for whom the Agency may have no legal responsibility to make a payment, are eligible clients.

CIC Placed Youth

     1 . The  Contractor   agrees  to  participate  with  the  Agency  in  the
         provision of service to specified Agency, Act 150 wards who have been referred through the Central Intake Committee (CIC) for care and supervision and subsequently assigned to the Contractor's facility.

     2. The Contractor agrees to give admission priority to youth to be served under the terms of this Agreement whenever such youth are referred to the Contractor and a vacant bed exists in the Contractors facility or is projected to exist within 2 weeks of the Central Intake Committee (CIC) assignment date up to the number specified in Section III., Part D. 3. This shall not limit the number of placements to that number, and the Contractor may provide additional beds for CIC referred youth.

     3. The Contractor shall provide services described herein to youth having the following characteristics:

           a. Male wards committed to the Agency under the provisions of P.A. 150.

           b. Referred through the Central intake Committee (CIC) except wards ordered into secure institution at the time of referral by the local Juvenile Court judge.

B.   Method for Determination of Eligibility

  The Agency shall determine the children and families' eligibility.

C.   Geographic Area to be Served

     1 The Contractor shall provide all services described herein the following geographic area: Wayne, Oakland, Genesee and Macomb Counties.

     2. The Contractor may by arrangement with the Agency's placing local office and the Agency's Bureau of Child and Family Services provide services to Agency-referred children and families from other areas of the State.

D.   Number of Clients to be Served

     1 On no day during this Agreement period, shall there be more than 8 children in placement for whom the Agency has the responsibility to make a State payment.

     2. The Agency does not guarantee any minimum number of referrals or youth in care at any point in time.

     3. Of the number of children in #1., there shall be no more than 8 of these children who are designated as CIC placed youth.

  E. Admission Criteria

  The criteria for admission outlined in the behavior and diagnostic grid shall be considered indicative of the Contractors capability to provide services. It is understood by both parties that behaviors of one child or some children in a program can affect the Contractors ability to serve children who are referred subsequently. It is also understood by both parties that combinations of behaviors may influence intake decision making. The behavior and diagnoses which the Contractor shall accept are as follows:

                                    MILD*       MODERATE**     SEVERE***
1.  EATING DIFFICULTIES
a)  Anorexia Nervosa                 yes         n/a            no
b)  Bulimia                          yes         n/a            no
c)  Pica                             no          no             no
d)  Feeding or other Eating Problems no          no             no

2.  SEXUAL CONCERNS
a)  Sexually Active                  yes         yes            no
b)  Masturbation                     yes         yes            no
c)  Sexually Abused                  yes         yes            no

    Homosexual Behavior              to be evaluated on an individual basis

3.   AGGRESSIVE BEHAVIOR
a)   Assaultive with Adults          yes         based on an    no
b)   Assaultive with Peers           yes         individual     no
c)   Destructive of Property         yes         evaluation     no
d)   Sexually Assaultive Toward      n/a         n/a            no
     Adults
e)   Sexually Assaultive Toward      n/a         n/a            no
     Peers

4.   ADJUSTMENT DIFFICULTIES
a)   Fire Setting                    n/a         n/a            yes
b)   Substance Abuse                 yes         yes            yes
c)   Substance Experimentation       yes         yes            yes
d)   Withdrawn                       yes         yes            yes
e)   Stealing                        yes         yes            yes
f)   Oppositional Behavior           yes         yes            yes
g)   School Truancy                  yes         yes            yes
h)   Verbally Abusive                yes         yes            yes
i)   Runaway                         yes         yes            yes

5.   SELF DESTRUCTIVE
a)   Talks About Suicide             yes         yes            yes
b)   Has Attempted Suicide           n/a         n/a            yes
c)   Self-mutilation                 yes         yes            yes

6.   FUNCTIONAL DISORDERS
a)   Lacks Age-Appropriate           yes         yes            no
     Self-Care Skills
b)   Encopresis                      yes         yes            no
c)   Enuresis                        yes         yes            no

7.   ATTENTION DEFICITS
a)   Hyperactive                     yes         yes            yes
b)   Attention Span Problems         yes         yes            yes

8.   AFFECTIVE DIFFICULTIES
a)   Depression                      yes         yes            yes

9. PHYSICAL AND EMOTIONAL/     CONTRACTOR          CONTRACTOR'S DEGREE
    INTELLECTUAL               SPECIALIZES         OF TREATMENT
    DISABILITIES****           IN THIS AREA        CAPABILITY IN THIS AREA

                             YES   NO       MILD*   MODERATE**  SEVERE***

a)  Mentally Impaired        yes            yes      yes         no
                                   _____
b)  Emotionally Impaired     yes            yes      yes         no
                                   _____
c)  Hearing Impaired         yes            yes      yes         no
                                   _____
d)  Visually Impaired        yes            yes      yes         no
                                   _____
e)  Speech & Language
     Impaired                yes   _____    yes      yes         yes
f)  Specific Learning
    Disability               yes   _____    yes      yes         no
g)  Severely Multiple
     Impaired                _____          _____    _____       _____
                                     x
h) Preprimary Impaired       _____          _____    _____       _____
                                     x
i)  Physical or Otherwise
    Health Impaired         _____
                                     x
j)  Epileptic Seizures             _____    yes      _____       _____
                             x
k)  Psychotic                      _____    yes      yes         yes
                             x

DEFINITIONS-
* MILD: This behavior has occurred only once or twice in the past 12 months with each episode lasting for a short period of time and was mild in its expression.

** MODERATE: This behavior has occurred 3-5 times in the past 12 months with each episode lasting for an extended period of time and was moderate in its expression.

*** SEVERE: This behavior has occurred 6 or more times in the past 12 months with each episode lasting for an extended period of time and was severe in its expression.

NOTE: The handicaps listed in a-i above are defined in the Michigan Special Education Rules, August, 1982, R340.1703 - R340.1714. The levels mild and moderate equate to educable and trainable respectively for a. Mentally Impaired.

The conditions listed in a-k must be verified by a professional qualified to diagnose the particular disability.

F.  Program Focus

    Pioneer Residential Program serves adjudicated, adolescent males from the ages of 12 to 18. We will serve adolescents whose function show evidence of sufficient adaptive behaviors, and cognitive/intellectual capacity to utilize modalities offered by the program. The capacity of this program is limited to eight (8).

    The services provided to residents are an educational program, recreational activities and adult life functioning skills. The residents will also be given: a medical status evaluation with treatment as indicated; psychiatric evaluation by a Board Certified Child Adolescent psychiatrist; psychological testing as needed; social work evaluation, consultation and follow up; discharge planning; spiritual services; 24 hour direct care services; nutritional services; and immunizations as needed. Outside resources will also provide the following services: dental services, emergency medical services, optical services, and vocational rehabilitation as needed.

    The residential program will maintain and establish policies and procedures pertaining to the following: for admission to the program each resident will have an admission assessment completed in conjunction with their care manager to determine appropriate placement. There will be written policies describing the care given to the resident including
    24-hour residential care, nursing care available as needed, and a behavioral modification program. Upon discharge, there will be policies describing discharge placement based on the individual resident's needs in conjunction with their case manager/representative.

IV. Services to be Provided: Throughout the term of this Agreement the Contractor shall maintain the capability to provide services as specified in the treatment plan for each child and his/her family accepted for care 24 hours a day, 365 days a year.

     A.   Basic Residential Care

     The following maintenance elements are considered essential to the physical and emotional well-being of children in out-of-home care and shall be provided by the Contractor. If, in the opinion of the Agency, these are not provided by the Contractor for each child covered by the terms of this Agreement, the Agency may consider immediate termination of this Agreement.

     Food, shelter; ongoing clothing needs; personal incidentals such as personal allowances and school supplies; routine health, medical and dental care; routine transportation; supervision of the child; emotional nurturing; and discipline which shall not be punitive but shall be
     relevant   to  the  growth  and   development   of  the  child.   Routine
     transportation is defined as any travel, including family visitation, required by the child or family for treatment purposes which occurs in the

     Contractor's  geographic  area  to  be served,  Section  III, C. tha   may
     not reasonably be provided by the parents or other funding source. Each of these maintenance items shall be provided in a manner and degree to which each child and family can experience a living environment that is
     inviting,  clean,   well  maintaine  and  meets  each child's sustenance,
     physical and emotional health needs.

B.   Social Services

Defined as a comprehensive and coordinated set of activities concerned with the investigation and resolution of the problems which necessitate the child's out-of-home placement (except for emergency shelter services).

     1 .  Referral Acceptance

     The Contractor shall accept and act on referrals from the Agency upon receipt of the Agency's referral packet. Any contractor/agency forms or narrative information required on a referral must be completed by Contractor staff from information in the Agency's referral packet or other sources. Agency staff shall not be required to complete application or other Contractor forms for inclusion in the agency case record or agency files or for any other purpose. The Agency's referral packet shall include:

          a. Copy of the commitment order or placement and care order from the court, or appropriate documentation of authorization from the local law enforcement agency.

          b. Copy of the Initial Service Plan, Updated Service Plan(s), progress report(s), and Termination Summary(ies) from prior placement(s) if applicable as required by Child Welfare Licensing (CWL) rules and Agency policy as specified in the Agency's Services Manual (SM). If any of these documents are incomplete at placement, the completed materials must be forwarded to the Contractor within two weeks of placement.

          C. Photocopy of the birth verification, or copy of the request for verification. The Agency shall immediately forward a copy of the birth verification upon receipt.

          d. If available, copy of the Youth Health Record (FIA-1662, FIA-1663, and FIA-1664) or other documentation of physical and dental examination(s) within the past 12 months and history, including immunization record.

     e. Photocopy of the active Medicaid (MA) card or the MA recipient identification (ID) number, if the child is active for MA and the card is not available. If MA must be opened for the child, the Agency shall provide a copy of the MA recipient ID number as soon as available.

f. Photocopy of Social Security Card or the application (SS-5). The Agency shall immediately forward a copy of Social Security card upon receipt.

g.   Initial  Placement  Outline  and  Information   Record   (FIA-3307),   if
     required, or other documentation required by Agency policy as specified in the SM or CWL rules.

h.  Court study(ies)/report(s), if available.

i.  Educational report(s), if available and applicable.

j.  Copy(ies) of psychological/psychiatric report(s), if available.

In that psychological assessments are routinely required for intake decision-making if an otherwise appropriate referral is made, and if there is no current psychological assessment available, the Contractor shall arrange and pay for an assessment as a part of the referral acceptance process and established per diem rate.

k.   Copy of the  Protective  Services  5-day  Placement  Packet and  Transfer
     Summary as specified in the Agency's SM, if applicable. Additional Protective Services reports shall be forwarded when completed.

The Agency's local office shall be notified, within 5 working days of receipt of appropriate referral materials, of the decision to set up the initial interview, reject or accept the child, and if accepted, the admission date or status on a waiting list. If an initial interview is held, the Agency's local office shall be notified within 3 working days of rejection or acceptance of the referral and if accepted the date of admission, or the status on waiting list. If a child is rejected, the reasons for non-acceptance shall be given to the Agency in writing within 5 working days.

The Contractor shall not refuse to consider providing services to a youth solely based on the fact that the youth is handicapped, which is defined as emotionally impaired, hearing impaired, mentally impaired, physically or otherwise health impaired, learning disabled, speech or language impaired or visually impaired.

2.   Intake Assessment

The Contractor shall not accept a child for placement prior to the signing of an Individual Service Agreement (FIA-3600) by both the Contractor and the Agency's local office. When a child is placed in an out-of-county, private, child-caring institution and the Agency's placing local office requests monitoring service from the Agency's local office where the child is placed, the FIA-3600 shall clearly state which Agency local office is responsible for ongoing monitoring of the child's care. The FIA-3600 shall state whether the Contractor or the Agency's placing local office shall be responsible for ongoing service to the child's family.

3.   Case Plan

Within the initial 30 days of placement (the intake period), the Contractor shall submit to the Agency's local office an Initial Service Plan (ISP) as specified in the Agency's SM and prepare a plan for ongoing provision of service and care. This plan shall include:

     a. An assessment of current functioning of the child and family unit which includes, but is not limited to, siblings.

     b. An appraisal of resources available to the Contractor to resolve problems identified.

     c. A statement of the immediate and long-term treatment goals and the methods relating to the specific behavior precipitating out-of-home placement and which when met, shall enable the child to be placed in a non-institutional setting.

     d. A projected time limit for reaching treatment goals and anticipated next placement.

  4. Reporting

     a. At the end of every 90 day period the Contractor shall complete an Updated Service Plan Format containing a reassessment of the child, the status of the attainment of goals and the establishment of new goals as specified in the SM.

     b. The Contractor shall prepare and submit to the Agency's local office a narrative termination and release summary within 10 working days of a child leaving care.

     c. The Contractor shall complete and retain an Attendance Record (FIA-667) provided by the Agency or a similar record of the Contractor's design containing like data.

d. The Contractor shall agree to continue services to each child for at least 30 days following written notification to the Agency of the Contractor's decision to terminate the child from placement. However, in order to avoid termination of placement, to provide adequate care to the child and to define those children who need specific, additional resources, the Contractor shall not issue a 30-day notification until contact has been made with the Agency's local office worker supervising the placement and the Agency's Office of Children Service's contract initiator or designee and a determination has been made on what resources are needed to preserve the placement and meet the needs of the child.

The Contractor, by accepting the child, has indicated an ability to meet the child's service needs as described in the written referral material. This includes the provision of sufficient structure and supervision to continue service to children who exhibit dangerous and self-destructive behavior identified before or at the time of admission.

The  Contractor   shall  request  the  Agency  to  remove  a  child  from  the
Contractors program in less than 30 days only if the following conditions are met:

     1) The behaviors or their intensity which endanger the child or others were not made known to the Contractor before or at time of admission, and

     2) The youth makes actual physical attacks upon other persons and requires ongoing restraint to prevent harm to self or others, or

     3) The youth makes an overt suicide attempt and hospitalization is necessary, and

     4) The actual behavior considered dangerous to self or others is grossly deviant from what the Agency has specified as acceptable in the Admission Criteria, Section III., E.

     Non-physical   disruption  of,  or  non-cooperation  in  program  is  not sufficient reason for the Contractor to request immediate removal of a child.

     5) When a child who must be terminated from the Contractors care is in need of further residential treatment, the Contractor shall cooperate with the Agency in the identification of specific treatment needs and possible alternative placements.

         6) Any time the Agency's local office staff do not meet the responsibilities outlined in this Agreement, the Contractor shall notify the local office director responsible for case management planning. If the dispute is not resolved, the Contractor is to contact the local office director's chain of command in the Agency. This includes those situations in which the Agency's local office staff do not respond to the Contractor's request for removal under IV.B.4.d. In no case shall the Contractor discharge a child to a non-licensed, non-supervised living arrangement.

         7) The Contractor shall complete and submit to the Agency, medical, dental and all other reports as specified in the FIA-3600. If the youth remains in the Contractor's care beyond 10 months the Contractor shall cooperate with the Agency in completing a new FIA-3600.

         8) The Contractor shall report any release, AWOL, serious injury or illness requiring hospitalization of a child to the Agency's local office and parent within 24 hours of the incident and confirm the information, in writing, within five working days. The death of a child shall be reported immediately to the parent or next of kin and the Agency's local office. This shall be confirmed in writing to the Agency's local office within five (5) working days

CIC Referral Process

The Contractor shall participate in and cooperate fully with the CIC process.

     The Contractor shall consider for admission to its facility youth referred to the Contractor by the CIC Committee for assignment to its facility within the network of service facilities.

     The Contractor shall review referral information which conforms to requirements of the Agency's SM. Referral information which does not comply with these requirements shall be returned to the originator with a request for specific information and the Contractor shall, in the meantime, notify the CIC Committee of any delay resulting from insufficient referral information.

Referral Review

Within 3 working days of receipt of appropriate referral information from the Agency, the Contractor shall notify the CIC Committee and the Agency's local office of its intention to conduct a pre-placement interview, in conformance with the Contractor's admissions criteria as specified in Section Ill. E., of this Agreement.

Acceptance for Placement

On the day of the pre-placement interview, when possible, but no later than 3 working days after the pre-placement interview the Contractor shall notify the CIC Committee and the Agency's local office of acceptance or rejection of the youth for placement.

Once the Contractor has notified the CIC Committee and the Agency's local office of its decision to accept a referred youth for placement in its facility, it will admit the youth within 10 working days if there is a vacancy within the limits of Section III. D. 3.

      The  Contractor  and the Agency's local office shall prepare and sign an
      Individual   Service   Agreement   FIA-3600  (or  equivalent)  prior  to
      placement.

      The Contractor shall notify the CIC Committee of the date of placement.

      The Contractor shall provide services to the youth and his family both during placement and after release from the Contractor's facility unless special circumstances exist which indicate a need for the Agency's local office to provide a portion of such service. In such an exception, the conditions of the exception and the responsibilities of the Contractor as well as the Agency's local office are to be specified on the FIA-3600 prior to placement in the Contractor's facility.

  Reporting

   At the end of every 90 day period the Contractor shall complete an Updated Service Plan Format containing a reassessment of the child, the status of the attainment of goals and the establishment of new goals as specified in the Agency's SM.

   The Contractor shall prepare and submit to the Agency's local office a narrative termination and release summary within 10 working days of a child leaving care.

   The Contractor shall complete and retain an Attendance Record (FIA-667) provided by the Agency or a similar record of the Contractors design containing like data.

   The Contractor shall maintain client case files in accordance with the administrative rules for child caring institutions.
   The Contractor shall provide services to a youth and his family until:
   Release is approved by the Juvenile Court, or

    The CIC Committee and the Contractor mutually agree to a reassignment to a Training School Center, or

    Emergency reassignment back to the geographically aligned Training School Center is made by the Contractor for any of the following reasons:

          The youth shall receive services more appropriate to his treatment needs if reassigned.

          The youth's assaultive behavior poses a clear danger to himself, other youth, or staff.

          The youth will not remain in the Contractor's facility and his behavior is a risk to the community.

The Contractor shall comply with RSD Operations policy governing emergency reassignment.

Any time Agency staff do not meet the responsibilities outlined in Section V the Contractor shall notify the Agency's local office director responsible for case management planning. If the dispute is not resolved, the Contractor is to contact the local office director's chain of command in the Agency.

The Contractor shall complete other reports as specified by the FIA-3600.

The  Contractor  shall  notify  the  Agency  worker  of  any  release,   AWOL,
hospitalization, death, arrest or any other unusual legal or medical incident involving a child in placement.

Truancy Procedures

The Contractor shall comply with RSD Operations policy regarding the procedures for reporting truancies and obtaining apprehension orders. In addition, the Contractor shall take the following actions to prevent or control truancy:

      Provide training for staff regarding measures to avoid truancies.

      Re-integrate truants back into the program with discussion of the incident via staff/team meetings.

The Contractor shall record successful truancies of CIC youth on its Monthly Case Event Report to the Institutional Data Center, documenting the time (hour and date) of departure and return, and recording any arrest during the course of the truancy or a petition filed as a result of alleged actions during the truancy.

5.   Legal or Court Related

The Contractor shall cooperate with the Agency in matters relating to any legal or court activities concerning the child. The Contractor shall provide primary court testimony, recommendations, and reports to the court as requested by the court or the Agency when providing primary case services to a child and to the family specified on the FIA-3600. If court reports and recommendations are requested, they shall be sent to the Agency for review prior to the court hearing.

6.   Discipline

The Contractor shall have a discipline policy that shall be directed toward positive behavior development and which shall exclude and prohibit any form of corporal punishment of any child in care. Discipline practices and treatment plans shall conform to the Contractors discipline policy.

7.  Individual or Group Therapy/Counseling

The Contractor shall provide direct counseling services for each child either individually or in group sessions. This shall be provided at least weekly.

8. Intervention with Parents and Coordinating Activities to Assure the Involvement of the Child's Family:

The Contractor shall, in accordance with each child's individual treatment plan:

    a. Include the family in the development of the case plan for the child within the first 30 days or as otherwise specified by the FIA-3600. If other siblings have been placed in family foster care with a child placing agency, the FIA-3600's for all children shall specify that, in general, family work shall be the responsibility of the child placing agency, and the FIA-3600 for the youth in the Contractor's care shall specify that home visits and post placement planning shall be coordinated with the child placing agency. This does not preclude the Contractor from family intervention necessary for the child's treatment.

    b Offer transportation assistance, and flexible hours to meet the family's time schedule to facilitate the family's accomplishment of the treatment goals.

    c. Provide an identifiable area for family visits which offer privacy and comfort.

d. Include a specific plan as to attainment of family goals and needs, delineation of roles of the Contractor, Agency worker(s), and family to accomplish these goals.

9. Transitional Service With the Child After He/She Leaves Placement The Contractor shall:

     a. Submit a discharge services plan to the Agency worker, with an assessment of the child/family situation within 14 days of the child leaving residential care, as specified in the Agency's SM. The following information shall be documented and may be incorporated in an Updated Service Plan:

          1)  Reason for termination.

          2)  Location of child.

          3)  Summary of services provided during care.

          4) Assessment of child's and the parent's needs which remain to be met.

          5)  A statement that the termination has been explained to:

              - The child in a manner consistent with his/her capacity to understand.

              - The parent(s), the foster parents, the referring agency, and the person(s) assuming custody of the child.

           6)  Provision for follow-up services.

           7)  A summary explaining circumstances if an unplanned termination.

           8)   Medical information must be given to the parents at this time.

      b. Assign according to each child's individual treatment plan a social services worker to maintain contact with the child and family for the first 60 days following placement if the child is placed in a family setting unless such service is waived in writing by the Agency's local office.

      c. Make at least one home visit per month to assist the child and family in re-establishing family equilibrium unless otherwise specified on the FIA-3600, unless such service is waived according to IV., B., 2.

      d. Submit a final report to the Agency worker, within 90 days of placement discharge, which updates the case information through the 60 day transition period. The final report shall provide an update to the discharge plan including family contacts, collateral contacts, agency and family activities to achieve unmet goals and objectives and an assessment of the child/family situation at the end of the 60 day transition period.

10.   Child Care

Defined as those activities necessary to meet the daily physical, social and emotional needs of the child. The Contractor shall:

      a. Provide a minimum of 2 on-duty direct child contact staff for every 4 youth during non-school hours: 7:00 a.m. to 11:00 p.m. (includes program coordinator).

      b. Maintain a minimum of 1 on-duty direct child contact staff for every 4 youth during sleeping hours: 11:00 p.m. to 7:00 a.m. Of these staff 1 shall be awake during this period.

      c. There shall be, within 10 minutes, on-call Contractor support staff or contracted staff for emergency assistance at all times.

      d. Have available an emergency plan for contacting police, fire, or medical resource staff.

      e. Provide a minimum of 50 hours new staff orientation to be given within the first thirty days of employment. A minimum of 2 hours per month staff development shall be provided to direct care staff.

  11. Education - The Contractor shall:

      a. Assure that every youth is provided an approved educational program within five (5) days of admission, and/or job training or career exploration program within the first 25 days of enrollment in school.

      b. Screen for possible educational handicaps; and, if a handicap is suspected, refer to an Individual Education Planning Committee
          (IEPC) within the first 30 days to assess, plan and place the youth in the most appropriate education/vocational program.

     c. For youth with identified handicaps for whom termination or release is planned, an exit review of the educational plan is to be initiated at least 30 days prior to placement in the community and forwarded to the Agency's local office.

     d. Assure that staff shall be available to the school program in crisis situations.

12. Non-Routine Health Care The Contractor shall assure that specific health care is provided, including:

     a. Special diets provided as needed and regularly reassessed utilizing appropriate specialized personnel.

     b. Availability of rehabilitative, physical or dental procedures by medical personnel.

     c.   Review of prescriptive non-routine health care by medical personnel.

     d.   Coordination   with  the  Agency  for  securing  of   prosthetic  or
          mechanical equipment.

     e. Utilization of enrolled Medicaid providers for health procedures unless an exception is given by the Agency.

  13. Wardrobe

      The Contractor shall assure that the child has an adequate wardrobe, which includes at least those items as defined by the Clothing Inventory Checklist (FIA-3377) while in placement and upon leaving placement. Problems with adequacy of wardrobe while in placement shall be documented on the Updated Service Plan. When the child is absent the Contractor shall have a process in place to keep the child's wardrobe and possessions safe until claimed by the child or the Agency. If the possessions are not claimed within 90 days, the Contractor shall return the possessions to the Agency at the Agency's discretion.

  14. Recreation Activities

      Defined as a planned, age appropriate, regular, and recurring set of staff-supervised leisure time events designed to support the child's treatment plan. The Contractor shall:

     a. Provide a minimum of 1 hour(s) per day per child of  activities  which
        shall  contain  a  variety  of  physical,  intellectual,   social  and
        cultural opportunities indoors and outdoors.

     b. Assign a minimum of 1 staff for every 4 youth to directly supervise the activities.

     These recreational activities shall be supported by appropriate supplies and equipment that are in serviceable condition or resources outside the contracting agency.

C.   Related Services .

     The Contractor shall provide the following in accordance with the treatment plan for an individual youth. The costs for these elements are included in the reimbursement rate:

     1 .  Psychological Services

          Defined as various professional activities or methods, provided by a licensed psychologist or a limited licensed psychologist, including therapy with children individually or in groups, consultation with staff, administering and interpreting psychological tests and work with parents.

          a. The Contractor shall provide as needed, the recommended number of hours of psychological services to an individual child on an as needed basis.

          b.  The Contractor shall provide psychological therapy as follows:

                  As needed by a staff psychologist.

          c. The Contractor shall provide psychological testing as follows: as needed.

          d. The Contractor shall provide psychological consultation to staff as follows:

               On an as needed basis.

      2.   Psychiatric Services

      Defined as various professional activities or methods, performed by a medical doctor certified by the Michigan Medical Board in psychiatry, including individual or group therapy, diagnostic interviews with children, and consultation or supervision of agency staff.

         a. The Contractor shall provide as needed, the recommended number of hours of psychiatric services to an individual child, on an as needed basis.

         b. Contractor shall. provide psychiatric services to children as follows:

                    Initial psychiatric evaluation and provide treatment as needed. Additionally, the Contractor will provide medication review for youth receiving psychotropic medication.

         c.   The  Contractor  shall  provide   psychiatric   consultation  or
              supervision of agency staff as follows: none.

     3.  School Support Services

         Defined as individual educational assistance to children, provided as a supplement to their on-going educational programs, to help them participate in either basic or special education programs. The Contractor shall provide:

         a. Evidence for the child's need for tutorial service as indicated by the IEPC.

         b. Tutorial  staff  with  appropriate   educational   credentials  to
            provide the special service.

         c. A minimum of 1 hour per week of face-to-face tutor-child contact.

         d. An educational assessment at regular time intervals to determine the continued need for this service.

D.   Staffing

     The Contractor shall provide trained staff sufficient to adequately fulfill the terms of this Agreement and shall demonstrate a good faith effort to recruit and employ staff which reflect the racial, ethnic and cultural composition of t he Contractor's client population.

E.   Program Performance Objectives

     During the contract period the Contractor shall maintain a performance level at or above the standards listed below:

     1.   The  percentage  of youth  released  to a less  structured  setting*
          shall  be  at  least  60%.   Fifty   percent   (50%)  is   minimally
          acceptable.**

2. The percentage of youth released to a less structured setting* who continue to reside in a less structured placement three months after discharge shall be at least 85%.**

3. No more than 16% of all youth placed with the Contractor shall be discharged from the facility while on truancy status.**

4. The average length of stay for pre-adolescent youth (age 12 and younger at intake) shall be 15 months or less. The average length of stay for adolescent youth (age 13 and over at intake) shall be 10 months or less.**

     *A less structured setting is defined as a family placement and includes: own home, relative home, legal guardian, foster family home, foster family group home, adoption, independent living. This excludes placements into shelter care and any facility licensed as a child care institution.

     **Youth who remained in the Contractor's facility less than one month shall be excluded.

     Data Verification

     Within 30 days of receipt, the Contractor shall review and verify in writing the accuracy of data provided by the Agency in measuring achievement of the objectives as specified in Section V., B.

     For CIC Placed Children

     The  Contractor's  performance  shall be  evaluated  by  means of  Agency
     review  of  compliance   with  the  General   Provisions  and  Contractor
     Responsibilities as outlined in Section I. and IV. of this Agreement.

     The Contractor shall provide data for program evaluation using the following Bureau of Child and Family Services Residential Services Division's (RSD) Program Objective and RSD's actual performance as comparison criteria.

     a. At least 75% (minimum acceptable) - 85% (Program Objective) of the youth placed under this agreement shall complete the program as planned. (A Truancy Completion is not to be counted as a Planned Completion).

     b. Youth entering the program with educational skills at or above the fifth grade level shall achieve an average gain in grade level equivalent to 1.0 (minimum acceptable) - 1.5 (Program Objective) grade levels per year.

         c. Youth entering the program with educational skills below the fifth grade level shall achieve an average gain in grade level equivalent to 1.0 (minimum acceptable) - 1.2 (Program Objective) grade levels per year.

              Note: The average gain in grade level is accessed through pre- and post-administration of an educational achievement test and an Index of Educational Achievement. The index is determined by the following formula:

              Average gain in grade level

              Average length of stay (in days) divided by 365.

         d.   No  more  than  21%  of  youth   receiving   services  from  the
              Contractor shall be formally re-arrested within three months of release.

         e.   No  more  than  42%  of  youth   receiving   services  from  the
              Contractor shall be formally re-arrested within 12 months after release.

         f. At least 62% of youth receiving services from the Contractor shall be productive (in school, skill training or employed, part or full-time) three months after release.

         g. Definitions:

            1) A Crisis Completion is a release for an escalation into a more highly structured setting such as return to a training school center, to a mental health hospital or to adult prosecution.

            2) A Truancy Completion is a release of a youth while on truancy status who has been truant longer than 6 hours.

            3) A Planned Completion is a release of youth which is not a Truancy Completion or a Crisis Completion.

F.   Availability of Outside Reviews and Audits

     The Contractor shall make available to the Agency copies of any outside reviews or audits relating to the contracted program. Audits must be conducted in compliance with federal requirements and in accordance with the Agency's "Accounting Manual for Foster Care Agencies".

G.   Corrective Action Requirements:

     If a program review by the Agency reveals a lack of compliance with the requirements of this Agreement, the Contractor shall:

1    Meet with the Agency to discuss the noncompliance,

2.   Prepare a corrective plan of action within 30 days of that meeting and,

3. Achieve compliance within 60 days of receipt of the Agency's approval of the corrective action plan (unless other time frames are agreed to, in writing, by the Agency) or the Agency may terminate this Agreement, subject to the terms of the Master Agreement.


  H. Audited Requirements

     1   The   Contractor   shall  have  an  annual  audit   conducted  by  an
         independent certified public accountant.

     2.   The  Contractor  shall  submit  to the  Agency,  no  later  than the
          fifteenth  day  of  the  fifth  month   following  the  end  of  the
          Contractors fiscal year, copies of:

          a. Audited financial statements which shall disclose (with explanation in Notes) any amounts due to the Agency as a result of an overpayment, excessive initial payment or Contractor financial non-compliance with the contract.

          b.   The management letter to the Contractor.

          c.   All  information   (including   Functional  Expense  Statement)
               required by the "Accounting Manual for Foster Care Agencies" revised October, 1994.

               Mail audit reports to:

               Family Independence Agency
               Financial and Internal Control Administration
               235 S. Grand Avenue, Suite 1516
               P.O. Box 30037
               Lansing, Michigan 48909

        3. However, if an OMB-AL 133 Audit is required because of other Federal funding sources, the Contractor is required to provide the A-133 report and all opinions and management letters to the Agency.

         Additional Provisions

         The Contractor shall comply with the provisions of:

         Act Number 114 of the Public Acts of 1984, as amended, and known as the Interstate Compact on the placement of children;

         Act Number 238 of the Public Acts of 1975, as amended, and known as the
         Child Protection Law;

         Act Number 162 of the Public Acts of 1982, as amended, and known as the
         Nonprofit Corporation Act;

         Act Number 204 of the Public Acts of 1994, as amended, and known as the Children's Ombudsman Act;

         Act Number 116 of the Public Acts of 1 973, as amended, and known as the Child Care Organization Act;

         Chapter X of Act Number 288 of the Public Acts of 1939, as amended, and known as the Adoption Code;

         Act Number 203 of the Public Acts of 1994, as amended, and known as the Foster Care and Adoption Services Act.

V.   AGENCY RESPONSIBILITIES

     A.   Referrals

          1 . The Agency shall be responsible for determination of client eligibility for funding.

          2. The Agency shall provide to the Contractor referral material which complies with IV., B., I., above.

          3. The Agency shall not transfer legal responsibility for any child to the Contractor except as provided herein.

     B.   Monitoring

          1 . The  Agency's  Bureau  of Child  and  Family  Services  shall be responsible for program review and may review, analyze and comment on all activities covered within the terms of this Agreement. If program review by the Agency reveals lack of compliance with the requirements of this Agreement, the following procedure shall be implemented:

              a. The Agency shall notify the  Contractor,  in writing,  of the problem.

         b. The Agency's Bureau of Child and Family Services shall meet with the Contractor to discuss and examine stated problems.

         c. The Agency's Bureau of Child and Family Services shall request the Contractor to submit a corrective plan of action to the Agency within 30 days of the meeting.

         d. After the Contractor's plan of action has been reviewed and approved by the Agency's Bureau of Child and Family Services the Contractor's compliance shall be reviewed in 60 days, unless other time frames are agreed upon in writing by the Agency.

     2. The Agency shall be responsible for data collection, analysis and reporting for the Program Performance Objectives in Section IV., E.

     The Agency shall furnish to the Contractor data for verification of accuracy prior to analysis and reporting. The Agency shall allow the Contractor 30 calendar days for review and verification in writing of the accuracy of the data. Furthermore, no negative action specific to these objectives shall be taken against the Contractor prior to the development and the distribution of data which relates to these performance objectives to all child care institution contractors throughout the state.

C.   Service Planning and Delivery

     1 . The Agency shall cooperate with the Contractor in completing the FIA-3600 and in developing a service plan for the child and family. If the youth is to remain in the Contractors care beyond 10 months the Agency's local office shall initiate a new FIA-3600 at 10 months.

     2. When direct Agency service is specified on the FIA-3600, the Agency's local office shall provide such service and shall complete an Updated Services Plan Format and forward it to the Contractor at the end of each ninety-day period following the Initial Service Plan.

     3. When a child who must be terminated from the Contractor's care is in need of further residential treatment, the Contractor shall cooperate with the Agency in the identification of specific treatment needs and possible alternative placements.

     4. The Agency's local office with case planning responsibility for the child shall review and approve or request modification of the Contractor's 30 day Initial Service Plan Format and each Updated Service Plan Format submitted by the Contractor as required by the SM.

    5. The Agency's local office shall provide the Contractor a copy of the Payment Authorization (FIA-626) at the time of placement for ail State paid placements.

    6. The Agency's local office shall assure that the child has a basic wardrobe, as defined by the Clothing Inventory Checklist (FIA-3377) upon entering the Contractor's care.

    7. The Agency's local office, except in emergencies or when constrained by a court order or parental demand, shall give at least 30 days notification to the Contractor of any discharge decision made without the Contractors concurrence.

    8. In accordance with Section IV., B., 4., d., the Agency, through both the local office supervising the placement and the contract initiator or designee shall cooperate with the Contractor to provide program support that shall enable a child to remain in placement. The contract initiator or designee, within one working day of this determination, shall initiate the Agency's process for approving additional resource payments which may be determined to be needed by the three parties. When the Contractor provides a written notification of the decision to terminate in 30 days the Agency's local office supervising the placement shall:

         a. Acknowledge receipt of the notification within 5 working days.

         b. Provide at least weekly contacts with the Contractor to advise of progress in arranging another placement.

         c. Move the child from the Contractor's care within 30 days.

     9.   Upon the  Contractors  request,  and if the conditions  specified in
          Section IV., B., 4., d., 1) and 2), related to a child who is a danger to self or others have been met, the Agency shall remove the child within 24 hours.

     10. The Agency shall visit the child in placement, as specified in the SM.

D.   Payments

     1. Overpayments identified by the Contractor upon receipt of the bi-weekly Payment to Agency list (BG-047), shall be refunded to the Agency within 60 days. The Contractor shall notify the Agency immediately of overpayment and upon documented reconciliation with any underpayment return the net overpayment to the Agency.

     2. The Contractor's per diem rate(s) for services provided under this Agreement shall be $260.38 for the period January 1, 1997 through December 31, 1997, SUBJECT TO THE TERMS OF THE MASTER

         AGREEMENT. The Administrative Rate for the period after December 31, 1997 and the length of time that rate shall remain in effect shall be mutually agreed upon by the parties to this Agreement.

         No reimbursement shall be made for any youth in care who exceed the Contractor's maximum limit as stated in Section III, paragraph D., 1.

    3. If an individual child or group of children require specialized programming which is outside the Contractor's normal program components, but which is within the Contractor's ability to provide, a special payment for this programming may be negotiated between the Contractor and the Agency through the Agency's Bureau of Child and Family Services. When an individual child's needs require specialized programming which cannot be provided within the Contractor's service, payment by the Agency to a subcontractor shall be reimbursed within the limits of Master Contract, Section VIII, A, entitled "Subcontracts". This section does not apply to the provision of services which may otherwise be specified in the contract such as: psychological, psychiatric and school support services.

    4. The Agency shall make bi-weekly payments to the Contractor for care and services provided to eligible clients under the terms of this Agreement unless written notice is sent by the Agency notifying the Contractor of the implementation date of a positive billing system. Should positive billing be instituted within the effective dates of this Agreement, the Agency shall, from the date of its implementation, make payment to the Contractor approximately four weeks after receipt by the Agency of the Contractor's bi-weekly payment voucher.

     5. For County Child Care funded children, the Agency is not statutorily obligated to make payment to the Contractor. Payment for these children is the statutory responsibility of the County. If payment is not made, the Agency shall make reasonable efforts to assist the Contractor to compel the County to pay. This Agreement shall be amended to conform to final judicial interpretation of the law.

F.   Legal or Court Related

     The Agency shall involve the Contractor in matters relating to any legal or court activities concerning the youth while in the Contractor's care. If the Contractor is to be involved in the court proceedings, the Agency shall provide the Contractor with written reports for court use upon request, subject to confidentiality requirements imposed by statute.

IN WITNESS WHEREOF, the Agency and the Contractor have caused this Agreement to be executed by their respective officers duly authorized to do so.



Dated at  Peabody, Massachusetts         HARBOR OAKS HOSPITAL
                                           (Contractor)

this 2nd  day June, 1997                 By:  /s/ Bruce A. Shear
                                         Bruce A. Shear, President


Witness:  /s/ Stuart A. Kaufman
Stuart A. Kaufman, Dir. of Corp. SVC.



Dated at Lansing, Michigan              FAMILY INDEPENDENCE AGENCY

this 25th day of June, 1997             By:  /s/ Stephen Hilh
                                             Director

Witness:  /s/ Jeffrie L. Herts

Exhibit 4.25

     THIS WARRANT AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE TRANSFERRED IN VIOLATION OF SUCH ACT, THE RULES AND REGULATIONS THEREUNDER OR THE PROVISIONS OF THIS WARRANT.

    Shares Issuable Upon Exercise:   Up to 86,207 shares of the Class A Common
                                     Stock, $.01 par value, of PHC, Inc.

                                WARRANT AGREEMENT

     THIS WARRANT  AGREEMENT  dated as of September  19, 1997 is entered into by
PHC,  Inc.(the   "Company") and  ProFutures  Special  Equities  Fund, L.P. (the
"Holder").
                              W I T N E S S E T H:

     WHEREAS, the Board of Directors has of the Company has authorized the issuance to the Holder of the warrant (the "Warrant") of the Company represented by this Warrant Agreement, which Warrant entitles the Holder to purchase, upon the terms and conditions hereinafter set forth, shares of the Company's Class A common stock, $0.01 par value per share (the "Class A Common Stock").

     NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

                                    ARTICLE I

                                GRANT OF WARRANT

     For value received, this Warrant Agreement entitles the Holder to subscribe for and purchase up to 86,207 shares of Class A Common Stock, at a price per share of $2.90 (the "Warrant Price"). As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Organization of the Company as from time to time amended as provided by law and in such articles (hereinafter the "Charter"), and the term "Grant Date" shall mean September 19, 1997. The number of shares of Class A Common Stock purchasable pursuant to the rights granted hereunder and the purchase price for such shares of Class A Common Stock are subject to adjustment pursuant to the provisions contained in this Warrant Agreement.

                                   ARTICLE II

                       EXERCISE OF WARRANT; EXERCISE PRICE

     Section 2.1 Term. Subject to the provisions of this Warrant Agreement, the purchase right represented by this Warrant Agreement is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to September 19, 2002 (the "Exercise Period").

     Section 2.2 Method of Exercise. The purchase right represented by this Warrant Agreement may be exercised by the holder hereof, in whole or in part and from time to time, by the surrender of this warrant (with the Form of Election attached hereto as Exhibit A duly executed ) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the Warrant Price multiplied by the number of shares then being purchased (the "Exercise Price").

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

                                  ARTICLE III

                  RESERVATION AND AVAILABILITY OF COMMON STOCK;
                            ADJUSTMENTS; REGISTRATION

     Section 3.1 Reservation of Common Stock. The Company covenants and agrees that it will cause to be kept available out of its authorized and unissued Class A Common Stock, or its authorized and issued Class A Common Stock held in its treasury, the number of shares of Class A Common Stock that will be sufficient to permit the exercise in full of this Warrant Agreement.

     Section 3.2 Common Stock to be Duly Authorized and Issued, Fully Paid and Non-assessable. The Company covenants and agrees that it will take all such action as may be necessary to ensure that all shares of Class A Common Stock delivered upon exercise of this Warrant Agreement shall, at the time of delivery of the certificates for such shares, be duly and validly authorized and issued and fully paid and non-assessable shares.

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

     3.4 (a) Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
3.4. The provisions of this Section 3.4 (a) shall similarly apply to successive reclassifications and changes.

     3.4 (b) Subdivision or Combination of Shares. If the Company at any time while this Warrant Agreement remains outstanding and unexpired shall subdivide or combine its Class A Common Stock, the Warrant Price and the number of Shares issuable upon exercise hereof shall be equitably adjusted.

     3.4 (c) Stock Dividends. If the Company at any time while this Warrant Agreement is outstanding and unexpired shall pay a dividend payable in shares of Class A Common Stock (except any distribution specifically provided for in the foregoing Sections 3.4 (a) and (b)), then the Warrant Price shall be adjusted, from and after the date of determination of shareholders entitled to receive such dividend or distribution, to that price determined by multiplying the Warrant Price in effect immediately prior to such date of determination by a fraction (a) the numerator of which shall be the total number of shares of Class A Common Stock outstanding immediately prior to such dividend or distribution, and (b) the denominator of which shall be the total number of shares of Class A Common Stock outstanding immediately after such dividend or distribution and the number of Shares subject to this Warrant Agreement shall be appropriately adjusted.

     3.5 Registration of Shares. The Company covenants and agrees that it will use its best efforts to ensure that all shares of Class A Common Stock deliverable upon exercise in full of the purchase right represented by this Warrant Agreement are registered under the Securities Act of 1933, as amended (the "Act") at the same time as Registrable Shares issuable on the conversion of the Series A Convertible Preferred Stock issued to the Holder.

     3.6 No Impairment. The Company will not, by amendment of its Charter or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Warrant Agreement and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder of this Warrant Agreement against impairment.

     3.7 Notices of Record Date. In the event of any taking by the Company of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed merger or consolidation of the Company with or into any other corporation, or any proposed sale, lease or conveyance of all or substantially all of the assets of the Company, or any proposed liquidation, dissolution or winding up of the Company, the Company shall mail to the holder of this Warrant Agreement, at least fifteen (15) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or vote, and the amount and character of such dividend, distribution or vote.

                                   ARTICLE IV

                HOLDER REPRESENTATIONS, WARRANTIES AND COVENANTS

     The Holder represents and warrants to and covenants with the Company as follows:

     Section 4.1 Representations. It understands the risks of investing in the Company and can afford a loss of its entire investment. It is acquiring the Warrant for investment for its own account and not with the view to, or for resale in connection with any distribution thereof. It understands that the Warrant and the shares of Class A Common Stock issuable upon exercise thereof have not been registered under the Act, or any state blue sky laws, by reason of specified exemptions from the registration provisions of the Act and such laws. It acknowledges that the Warrant and the shares of Common Stock issuable upon exercise thereof must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available. It has been advised or is aware of the provisions of Rule 144 promulgated under the Act, which permits the resale of shares purchased in a private placement subject to the satisfaction of certain conditions and that such Rule may not be available for resale of the shares issuable upon the exercise of the Warrant. It has had an opportunity to (i) discuss the Company's business, management and financial affairs with its management (ii) review the financial statements relating to the Company's last two fiscal years and (iii) review the Company's facilities.

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

                   THE SHARES REPRESENTED HEREBY HAVE NOT BEEN
                 REGISTERED UNDER THE SECURITIES ACT OF 1933, AS
                     AMENDED, AND MAY NOT BE TRANSFERRED IN
                      VIOLATION OF SUCH ACT, THE RULES AND
                   REGULATIONS THEREUNDER OR THE PROVISIONS OF
                                  THIS WARRANT.

     Section 4.4 Restrictions on, and Notice of, Proposed Transfers. The Holder agrees that prior to any proposed transfer of this Warrant or any of the shares of Class A Common Stock issuable upon exercise of this Warrant (collectively, the "Restricted Securities"), in the absence of an effective registration statement filed with the Commission covering the shares of Class A Common Stock issuable upon exercise of the Warrant, the Holder shall give written notice to the Company of its intention to effect such transfer. Each such notice shall describe the manner and circumstances of the proposed transfer in sufficient detail, and shall be accompanied by a written opinion of legal counsel who shall be reasonably satisfactory to the Company, addressed to the Company and reasonably satisfactory in form and substance to the Company's counsel, to the effect that the proposed transfer of the Restricted Securities may be effected without registration under the Act or under any applicable state or other securities laws.



                                    ARTICLE V

                                  MISCELLANEOUS

     Section 5.1 Notices. Notices or demands relating to this Warrant Agreement shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed as follows, or telecopied, or delivered by nationally-recognized overnight or other courier:

If to the Holder:                   ProFutures Special Equities Fund, L.P.
                                    1310 Highway 620 South
                                    Suite 200
                                    Austin, TX 77734

If to the Company:                  PHC, Inc.
                                    200 Lake Street
                                    Peabody, MA 01960
                                    Attention:  Bruce A. Shear
                                    Fax (508) 536-2677

copy to:                            Roslyn G. Daum, Esq.
                                    Choate, Hall & Stewart
                                    Exchange Place
                                    Boston, MA  02109
                                    Fax:  (617) 248-4000

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

     Section 5.3 MASSACHUSETTS CONTRACT. THIS WARRANT AGREEMENT AND THE WARRANT, AND ALL QUESTIONS RELATING TO THE INTERPRETATION, CONSTRUCTION AND ENFORCEABILITY OF THIS WARRANT AGREEMENT AND THE WARRANT, SHALL BE GOVERNED IN ALL RESPECTS BY THE SUBSTANTIVE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

     Section 5.4 Amendments and Waivers. Except as otherwise provided herein, the provisions of this Warrant Agreement may not be amended, modified or supplemented, other than by a written instrument executed by the Company and the Holder.

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

     IN WITNESS WHEREOF, the parties hereto have caused this Warrant Agreement to be duly executed and delivered, all as of the date and year first above written.

                                          PHC, INC.


                                          By:
                                              Name:  Bruce A. Shear
                                              Title:  President


                                          PROFUTURES SPECIAL EQUITIES
                                          FUND, L.P.
                                          By ProFutures Fund Management, Inc.,
                                          a General Partner



                                          By:
                                              Name:  Gary D. Halbert
                                              Title:  President



DS1.363748.1

                                    EXHIBIT A

                                Form of Election



To:      PHC, Inc.
         200 Lake Street
         Peabody, MA  01960
         Attention:  Bruce A. Shear


     1. The undersigned hereby elects to purchase shares of Class A Common Stock PHC, Inc. pursuant to the terms of the attached Warrant Agreement, and tenders herewith payment of the Exercise Price of such shares in full.

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



                                                 Signature



Date
0584401-0000
DS1.363748.1

Exhibit 99.1

                      CAUTIONARY STATEMENT FOR PURPOSES
                    OF THE "SAFE HARBOR" PROVISIONS OF THE
                    PRIVATE LITIGATION REFORM ACT OF 1995

      PHC, Inc. (the "Company") desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this Exhibit 99.1 in its Form 10-KSB in order to do so.

      The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the Company's current quarter and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

      During its last fiscal year and in certain other fiscal years of its operation, the Company has generated losses and there can be no assurance that future losses will not occur.

      The Company has experienced a significant increase in accounts receivable in recent years and there can be no assurance that this trend will not continue, and that if it does, that it will not have a material adverse effect on the Company's cash flow and financial performance.

      The Company historically experiences and expects to continue to experience a decline in revenue in its fiscal quarters ending December 31 due to a seasonality decline in revenue from the Company's substance abuse facilities during such period.

      Payment for the company's substance abuse treatment is provided by private insurance carriers and managed care organizations; payment for long-term and subacute care is provided by private insurance carriers, managed care organizations and the Medicare and Medicaid programs; payment for psychiatric services is provided by private insurance carriers, managed care organizations and the Medicare and Medicaid programs. In general, revenues derived from the Medicare and Medicaid programs in connection with the long-term and subacute care services provided by the Company have been less profitable to the Company than revenues derived from private insurers and managed care organizations in connection with the substance abuse treatment provided by the Company and changes in the sources of the Company's revenues could significantly alter the Company's profitability. Additionally, the Company experiences greater delays in the collection of amounts reimbursable by the Medicare and Medicaid programs than in the collection of amounts reimbursable by private insurers and managed care organizations. Accordingly, a change in the Company's service mix from substance abuse to long-term care could have a materially adverse effect on the Company as would an increase in the percentage of the Company's patients who are insured by Medicare or Medicaid.

      Cost containment pressures from private insurers in the Medicare and Medicaid programs may begin to restrict the amount that the Company can charge for its services.

      There can be no assurance that the Company's existing facilities will continue to meet, or that proposed facilities will meet, the requirements for reimbursement by third party or government payors.

      The Company has substantial receivables from Medicare and Medicaid which constitute a concentration of credit risk should these agencies defer or be unable to make reimbursement payments as due.

      The Company often experiences significant delays in the collection of amounts reimbursable by third-party payors. Although the Company believes it maintains an adequate allowance for doubtful accounts, if the amount of receivables which eventually becomes uncollectible exceeds such allowance, the Company could be materially adversely affected.

      If a growing number of managed care organizations and insurance companies adopt policies which limit the length of stay for substance abuse treatment, the Company's business would be materially adversely affected.

      There can be no assurance that occupancy rates at the Company's facilities will continue at present levels. Similarly, there can be no assurance that the patient census will not decrease in the future.

      There can be no assurance that the Company will be successful in identifying appropriate acquisition opportunities, or if it does, that the Company will be successful in acquiring such facilities or that such acquired facilities will be profitable. The failure of the company to implement its acquisition strategy could have a materially adverse effect an the Company's financial performance. Moreover, the inherent risks of expansion could also have a material adverse effect on the Company's business.

      Additionally, the company's acquisition program will be directed by the President and Chief Executive officer of the Company and the Company does not intend to seek stockholder approval or any such acquisitions unless required by applicable law or regulations. Accordingly, investors will be substantially dependent upon the business judgment of management in making such acquisitions. Furthermore, the company's acquisition strategy is highly dependent on access to capital, of which there can be no assurance.

      The Company and the healthcare industry in general are subject to extensive federal, state and local regulation with respect to liicensure and conduct of operations. There can be no assurance that the Company will be able to obtain new licenses to affect its acquisition strategy or maintain its existing licenses and reimbursement program participation approvals.

      It is not possible to accurately predict the content or impact of future legislation and regulations affecting the healthcare industry. In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes and there can be no assurances that payments under those programs to the Company will, in the future, remain at a level comparable to the present level or be sufficient to cover the cost allocable to such patients.

      Bruce A. Shear the President and Chief Executive officer of the Company together with his affiliates is able to control all matters requiring approval of the stockholders, including the election of a majority of the directors, as a result of his ownership of the Company's stock.

      There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth, or that the Company will be able to continue to attract and retain highly qualified personnel, particularly skilled healthcare personnel.

      The healthcare business is highly competitive and subject to excess capacity.

      The Company has entered into relationships with large employers, healthcare institutions, labor unions and other key clients to provide treatment for chemical dependency and substance abuse as well as other services and the loss of any of these key clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue losses to the Company and attendant loss in income.

      Existing environmental contamination at certain of the Company's facilities and potential future environmental contamination at facilities acquired by the company could have a materially adverse effect on the Company's operations.

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

     On February 13, 1996, the company settled the Action by agreeing to pay NovaCare an amount less than its claim. The Company is not paying NovaCare accrued interest, attorney's fees, costs of collection, or multiple damages. A portion of the settlement amount has already been paid. The balance of the settlement amount is payable over twelve (12) months with interest on the unpaid balance at 9.5%. In the event that the Company defaults an its obligation to pay the settlement amount, it has agreed to entry of judgment against it in the amount of $457, 637.46 (the "Judgment"). The Judgment represents the full unpaid balance of NovaCare's claim against the Company, including interest, attorney's fees, and costs of collection. Any amounts paid by the Company to NovaCare after February 9, 1996 shall be deducted from the Judgment. Until the settlement amount is paid, NovaCare will continue to hold a mortgage on a day care property owned by the Company in Saugus, Massachusetts. As of Fiscal Year Ended June 30, 1997, this obligation has been paid in full.

      Interruption by fire, earthquakes or other catastrophic events, power failures, work stoppages, regulatory actions or other causes to any of the Company's operations could have a materially adverse impact on the Company.

      The company has and in the future may enter into transactions in which it acquires businesses or obtains financing for a consideration that includes the issuance of stock, warrants, options or convertible debt at a price less than the value at which the Company's stock may then be trading in the public markets or which are convertible into or exercisable for Common Stock at a conversion rate or exercise price less than such value. Such transactions may result in significant dilution to the existing holders of the Company's stock.

      The Company has authorized 1,000,000 shares of Preferred Stock, the terms of which may be fixed and which may be issued by the Company's Board of Directors, without stockholder approval. The issuance of the Preferred Stock could have the affect of making it more difficult for a third party to acquire the Company and may result in the issuance of stock that dilutes the existing stockholders and has liquidation, redemption, dividend and other preferences superior to the Company's outstanding Class A Common Stock.


NOTE:
     THIS DOES NOT DISCUSS PREFERRED STOCK, REDEMPTION OF WARRANTS, THE EFFECTS OF DE-LISTING FROM NASDAQ, PENNY STOCK RULES OR THIN FLOAT. THOSE SUBJECTS ARE, HOWEVER, INCLUDED IN THE RISK-FACTOR SECTION OF THE 06/97 S-3.

EXHIBIT 10.123                                                    FC-127
                                                                 (Sealed)
                                 MASTER CONTRACT
                                    AGREEMENT


This Agreement, effective the lst day of January, 1997, is by and between the FAMILY INDEPENDENCE AGENCY, having a mailing address of 235 S. Grand Avenue, P.O. Box 30037, Lansing, Michigan 48909, Lansing, Michigan 48926 (hereinafter referred to as the "Agency'), and Harbor Oaks Hospital, having a mailing address of 200 Lake Street, Suite 102, Peabody, MA 01960 (hereinafter referred to as the "Contractor").

The purpose of this Agreement is to specify the rights and responsibilities of the Agency and of the Contractor in the provision of services to clients and to assure that those services are provided in a manner and to a degree which will serve the best interests of each client. The Agency has the legal authority to purchase services from private agencies.

WHEREAS,  the  Agency  has been  designated  to  cooperate  with  the  Federal government and with all other departments or agencies of the State in any plans established in cooperation with the Federal government, and is authorized to contract with State or local units of government and private agencies under the provisions of MCLA 400.14 through 400.122; and,

WHEREAS, the Agency has the authority to purchase services under Title IV B and Title IV E of the Social Security Act and under provisions of MCL 400.14 through 400.122; and,

WHEREAS, Bruce A. Shear has lawful authority to bind the Contractor to the terms set forth in this Agreement.

In consideration of the promises and mutual covenants contained in this Agreement, the Agency and the Contractor agree as follows:

      SECTION I. PURCHASE OF SERVICES AND PAYMENT

A. Incorporation of Service Contracts: The attached Service Contract(s) are incorporated into this Agreement and are made part of this Agreement. The Contractor agrees to provide the services described in the attached Service Contract(s) and the Agency agrees to make the payments described in those Service Contract(s).

B. Appropriation of Funds: The parties acknowledge that funding for the services to be provided is dependent on annual appropriations from the Michigan Legislature. Because the Contractor provides services to court and state wards under Agency supervision, reduced appropriations impair the Agency's ability to purchase the entire range of contracted services. If appropriations are less than requested for the Agency, reduced legislatively or by executive order, the parties shall develop a written modification of this Agreement within thirty days and prior to any reduction in payments to the Contractor. Concurrent with the development of written modifications to this agreement, the Agency shall formally request of the Agency of Management and Budget, a supplemental appropriation sufficient to fund the projected shortfall. The modified Agreement shall provide for reductions in services required to be provided commensurate with the funds which are made available.

This amendment must permit the Contractor to remain in compliance with licensing standards and statutory requirements, and may not threaten the physical health or safety of youth served under this Agreement. Specific funding and service reductions shall be defined in amendments to the individual service contracts which are part of this Agreement.

If the Contractor and the Agency cannot reach agreement within the 30 day period, the Agency or the Contractor may terminate this Agreement immediately upon written notice to the other party, notwithstanding Section 11. C., of this Agreement.

C. Fees and Other Sources of Funding: The Contractor shall not seek or obtain funding through fees or charges to any client for services which the Agency reimburses the Contractor under this Agreement.

If other governmental funding is obtained for the same services, the Contractor shall immediately return to the Agency its portion of the duplicate amount. However, the Contractor may seek gifts, grants and other sources of funding in order to supplement services provided under this Agreement.

D. Payment Reconciliation: When the Agency determines through audit or reconciliation of days of care that an under or overpayment to the Contractor has occurred, the Agency shall remit to the Contractor the amount of underpayment within 30 days, or the Contractor shall remit to the Agency the amount of overpayment within 30 days. If the Contractor disagrees with the Agency's finding of over or under payment, the
     Contractor may within 30 days of notification of the over or underpayment, prepare a written justification for revision of the amount and shall be afforded an opportunity for a conference with the Agency's designee. The amount owed must be paid within 30 days of the Contractor's written notification from the Agency of its decision on the reconciliation. The Contractor shall make good faith efforts to notify the Agency of overpayments.

E. Increased Cost of Service: In the event of a substantial change in the cost of services (defined as 5% or more of the rate or total cost established in a service contract) resulting from changes in law, regulation or Agency policies, the parties shall, within 30 days, negotiate a change in payments to the Contractor to cover the changed cost of providing services.


     SECTION II.  TERMINATION, CANCELLATION, DISPUTE RESOLUTION

  A. Licensure: If applicable law requires the licensing of Contractor's facilities or services, this Agreement shall be in effect only so long as the Contractors facilities and services covered by the Agreement are licensed as required by 1973 P.A. 116, as amended and applicable administrative rules for child caring institutions and child placing agencies. If the Contractors license is revoked pursuant to the Child Care Organizations Act, MCL 722.111 et seq. and the Administrative Procedures Act, MCL 24.271 et seq., this Agreement shall be immediately terminated by the Agency.

B. Cancellation of Contract by the Agency may be for (a) default of the Contractor, or (b) lack of further need for the service. Default is defined as the failure of the Contractor to fulfill the obligations of the contract. In case of default by the Contractor, or lack of further need for the service specified in the contact due to program changes, changes in laws, rules or regulations, relocation of offices, or lack of funding, the Agency may cancel the contract without further liability to the Agency or its employees, by giving the Contractor written notice of such cancellation sixty days prior to the date of cancellation. The notice shall be by certified mail or personally delivered, setting forth the particular reasons for the proposed action and fixing a date, not less than thirty days from the date of service, on which the Contractor shall be afforded the opportunity for a conference with the Director or his/her designee. The Agreement shall not be terminated until the Agency director notifies the Contractor in writing of his/her findings of fact and conclusions following the conference. The Contractor may terminate this Agreement upon sixty days written notice to the Agency at any time prior to the completion of the Agreement period. In addition, the Agency may immediately cancel the contract without further liability to the Agency, or its employees if the Contractor, an officer of the Contractor, or an owner is convicted of a criminal offense incident to application for or performance of a State, public or private contract or subcontract, or convicted of a criminal offense including but not limited to any of the following: embezzlement, theft, forgery, bribery, falsification or destruction of records, receiving stolen property, attempting to influence a public employee to breach the ethical conduct standards for State of Michigan employees; convicted under state or federal antitrust statutes; or convicted of any other criminal offense which in the sole discretion of the Agency, reflects on the Contractor's business integrity.

C. Termination of Service Contracts: When any of the conditions for termination listed in this section apply only to specific service contracts and not to the Contractor's entire operation, then termination shall be limited to the specific service contract(s) affected. Any individual service contract which is incorporated into this Agreement by
     Section I. A., may be terminated with no effect on the remainder of this Agreement or other service contracts.

D. Closeout: When this Agreement is concluded or terminated, the Contractor shall provide the Agency, within 90 days after conclusion or termination, all required financial, performance and other reports. The Agency shall make payments to the Contractor for allowable reimbursable costs not covered by previous payments. The Contractor shall refund to the Agency any payments or funds advanced to the Contractor in excess of allowable reimbursable expenditures.

Payment shall be made by the responsible party within 150 days of the conclusion or termination of the Agreement, except for additional payments resulting from reconciliation of days of care or audit findings, in accordance with Section I. D., of this Agreement.

E. Dispute Resolution: Except as otherwise provided in this Agreement, the parties to this Agreement shall notify each other in writing of any claim against the other party, for breach of any of the terms of this Agreement. No suit may be commenced by either party for breach of this Agreement prior to the expiration of 30 days from the date of such notification. During this 30-day period, the Contractor and the Agency shall meet at reasonable times and places as often as necessary for the purpose of seeking a resolution of the dispute.

     SECTION III. RECORDS, REPORTING AND MONITORING

A. Reports. The Agency shall establish, publish and make available to the Contractor reasonable program and fiscal review reporting requirements, procedures, and forms prior to the effective date of this Agreement. Except to comply with federal or state laws, or promulgated administrative rules or court orders, or to maximize federal funding or other funding sources, those reporting requirements, procedures and forms may not be changed during the term of this Agreement unless the Contractor consents in writing and unless the Agency, if so requested, provides technical assistance in the use of such forms, procedures and reports. The Contractor's consent shall not be unreasonably withheld. The requirement for written consent may be waived by voluntary compliance by the Contractor.

B. Maintenance of Records: The Contractor shall retain all records relevant to this Agreement for six years from the end of the contract year to which records relate. The Contractor shall assure, as a condition of any change of management, that new management shall maintain such records for any unexpired portion of the six-year period.

C.  Reporting  Requirement  Pertaining to Former State of Michigan  Employees:
    The Contractor shall report within two days after the end of each month, the name(s) and social security number(s) of any former State of Michigan employees who:

    a. Retired under the provisions of Acts 2 and 3, PA 1984 (between June 2, 1984 and September 30, 1984); and

    b. Performed services purchased by this Agency through this Agreement. These reports shall be submitted by memo to:

         Office of Contract Management
         235 S. Grand Avenue
         P.O. Box 30037
         Lansing, Michigan 48909

    and must include the Contractor's name, contract number, and the month and year to which the report pertains.

  D. Financial Accounting. The Contractor shall maintain financial records in accordance with generally accepted accounting principles applied in a consistent manner.

E. Access to Programs. The Contractor shall permit the Agency or its duly authorized agents reasonable access to facilities to conduct program review. Such access shall not interfere with program operations, in that they shall be preceded by 48 hours prior notice of visit unless the Agency believes the health or welfare of children is in danger. Otherwise, such visits shall be within normal working hours.


     SECTION IV. INSURANCE, INDEMNIFICATION AND LITIGATION

A. Insurance Coverage. The Contractor shall provide and maintain public liability insurance in such amounts as are reasonable and prudent to insure against claims which may arise out of the Contractor's operations under the terms of this Agreement and provide proof of such insurance coverage to the Agency prior to the effective date of this Agreement. Unemployment compensation coverage, and worker's compensation insurance shall be maintained in accordance with applicable federal and state law and regulations.

B. Liability. The Contractor shall indemnify, save and hold harmless the Agency against any liability of any kind which the Agency may sustain, incur or be required to pay arising out of this Agreement; provided, however, that the provisions of the paragraph shall not apply to liabilities or expenses caused by or resulting from the willful or negligent acts or omissions of the Agency or any of its officers or employees.

C. Notification Regarding Litigation. If either party becomes involved in or is threatened with litigation related to the provision of services under this Agreement, that party shall immediately notify the other, and the other may enter the litigation to protect its interests.


     SECTION V. COMPLIANCE WITH APPLICABLE LAWS

  A. Compliance  with Applicable Laws and  Regulations.  The Contractor  shall
     comply   with  all   applicable   federal,   state  and  local  laws  and
     regulations, as they may apply to the performance of this Agreement.

  B. Compliance with Civil Rights Laws. The Contractor shall not discriminate against any employee or applicant for employment with respect to hire, tenure, terms, conditions, or privileges of employment, or a matter directly or indirectly related to employment, because of race, color, religion, national origin, age, sex, height, weight, or marital status as provided under MCLA 37.2209. The Contractor shall also comply with the Michigan Handicappers Civil Rights Act, MCLA 37.1101 et seq. and Section 504 of the Federal Rehabilitation Act of 1973, P.L. 93-112, 87 Stat. 394. Further, the Contractor shall comply with the Americans with Disabilities Act of 1990 (ADA), P.L. 101-336, 104 Stat. 328, which prohibits discrimination against individuals with disabilities and provides enforcement standards.

     SECTION VI. CONFIDENTIALITY

A. Confidentiality. Records regarding children and facts compiled about children and their parents and relatives are confidential. The use or disclosure of identifying information concerning children and their families obtained in connection with the performance of this Agreement shall be restricted to purposes directly connected with the administration of the programs implemented by this Agreement. Furthermore, the Contractor may not publish or distribute any material identifying any child receiving services under this Agreement without prior written permission from the child (age 14 or older), his/her parents or guardians, and the Agency.


     SECTION VII. MISCELLANEOUS

A. Subcontracts. The Contractor shall not assign this Agreement or enter into subcontracts for direct client services with additional parties without obtaining prior written approval of the Agency which shall not be unreasonably withheld. The Agency, as a condition of granting such approval, shall require that such assignees or subcontractors shall be subject to all conditions and provisions of this Agreement. The Contractor shall be responsible for the performance of all assignees or subcontractors.

B. Agreement Inclusiveness. This Agreement and the attached Service Contract(s) contain all of the terms and conditions agreed to by the parties. No other understanding, oral or otherwise, regarding this Agreement shall be deemed to exist or to bind the parties.

C. Waiver, Modifications. No modification of the provisions of this Agreement shall be binding upon the parties unless signed by both parties, and in writing. The Contractor shall, upon request by the Agency and within 15 days of receipt of a proposed amendment required due to revision of Federal or State law or regulations, sign and return such amendment. If the Contractor refuses to sign and return an amendment which requires compliance with Federal or State law, or regulations, this Agreement shall terminate upon such refusal.

D.   Severability.  Each  paragraph  of this  Agreement  shall be  treated  as severable. If any paragraph is adjudged illegal, invalid or unenforceable, this Agreement shall remain in full force and effect, as though such paragraph had never been contained in this Agreement.

E. Notices. Any notice required under this Agreement shall be sent to the parties and addresses identified on page 1 of this Agreement.

IN WITNESS WHEREOF, the Agency and the Contractor have caused this Agreement to be executed by their respective officers duly authorized to do so.



Dated at Peabody, Massachusetts                   HARBOR OAKS HOSPITAL
                                                  (Contractor)

this 2nd day of June,  1997                       By:  /s/ Bruce A.Shear
                                                  Bruce A. Shear, President


Witness:  /s/ Stuart A. Kaufman,
             Dir. of Corp. Svc.


Dated At Lansing  Michigan                      FAMILY INDEPENDENCE AGENCY

this 25th day of June, 1997                     By:  /s/ Stephen Hilh
                                                  Director Designee
Witness:  /s/ Jeffrie L. Herts

Exhibit 10.124


                               DEED OF TRUST NOTE

$540,000.00
Roanoke, Virginia
                                                      April 30, 1997

      FOR VALUE RECEIVED, the undersigned (jointly and severally if more than one) promise(s) to pay to the order of DILLON AND DILLON ASSOCIATES, a Virginia General Partnership, (or the parties as indicated below) at such place as the holder hereof may designate, the principal sum of Five Hundred Forty Thousand and 00/100 Dollars ($540,000.00), together with interest thereon at the rate of Nine and one-quarter percent (9.25%) per annum from the date hereof until paid.

      Payments on the principal sum and the interest thereon shall be due and payable in monthly installments of Five Thousand Five Hundred Fifty-seven and 64/100 Dollars ($5,557.64), each on the 1st day of each and every month commencing June, 1997, and continuing until May 1, 2012, when the remaining unpaid balance of this indebtedness and interest thereon shall be due and payable. Each monthly installment paid hereunder shall be applied first to interest then due on the unpaid principal and the remainder, if any, shall be applied to the unpaid balance of this indebtedness

      The makers have the privilege at any time of prepaying all or part of the principal balance and interest due and unpaid without penalty or premium of any kind.

      The  makers  shall  pay a late  charge  of Five  percent  (5.0%)  of any
monthly   installment   not  received  within  fifteen  (I5)  days  after  the
installment is due.

      In the event the maker shall be in default hereof, holder will provide notification of default and maker will have thirty (30) days from said notification to cure said default. Maker shall not be entitled to more than one (1) such notification in any twelve (12) month period.

      It is expressly agreed that upon failure of the undersigned to perform or comply with any of the terms and conditions hereof or any of the covenants and conditions contained in the deed of trust securing this note, then and in any or all of such events, the holder hereof shall have the right to declare the entire unpaid balance of this indebtedness, together with all accrued interest charges, expenses, advances, and reasonable attorneys fees in the amount of 25% of the outstanding balance, immediately due and payable, and failure to exercise such right shall not constitute a waiver of the right to exercise the same upon any subsequent failure.

      We, the undersigned, and any guarantors or endorsers hereof, jointly and severally, waive the benefit of our Homestead exemption as to this obligation, notice of maturity, demand, presentment for payment, notice of non-payment and protest, and hereby waive notice of and consent to any extensions of this note; and further agree to pay all reasonable attorney's fees and other related collection costs and expenses incurred by it, should it become necessary to place this note in the hands of an attorney for collection or to protect the interest of the holder hereof as provided in the deed of trust securing this note.

NOTICE: THE DEBT SECURED HEREBY IS SUBJECT TO CALL IN FULL OR THE TERMS THEREOF BEING MODIFIED IN THE EVENT OF SALE OR CONVEYANCE OF THE PROPERTY CONVEYED.

                              PIONEER COUNSELING OF VIRGINIA, INC.
                              a Massachusetts Corporation


                                 By.    Bruce A. Shear, President




COMMONWEALTH OF MASSACHUSETTS
County of Essex, to-wit


      I, the undersigned, a Notary Public, in and for the jurisdiction aforesaid in the Commonwealth of Virginia Massachusetts whose notarial commission expires on the 30th day of April, 1997, certify that this is the note described in a Deed of Trust this day executed by the maker(s) hereof in my presence whereby property known as 400 East Burwell Street, Salem, Virginia 24153, located in the City of Salem, Commonwealth of Virginia was conveyed to Douglas D. Wilson and Charles F. Barnett, Jr., Trustees.



     STUART A. KAUFMAN, NOTARY PUBLIC                     Stuart Kaufman
                                                          --------------
     MY COMMISSION EXPIRES FEBRUARY 26, 2004              Notary Public

                                                I CERTIFY THAT THIS
                                                IS A TRUE COPY


                                  DEED OF TRUST

      THIS DEED OF TRUST, made this 30th day of April 1997, by and between PIONEER COUNSELING OF VIRGINIA, INC. , a Massachusetts Corporation, hereinafter referred to as Grantor, and DOUGLAS D. WILSON, of the City of Roanoke, Virginia, and CHARLES F. BARNETT, JR., of the County of Botetourt, Virginia. Grantees, hereinafter referred to as Trustees, to secure DILLON AND DILLON ASSOCIATES, a Virginia General Partnership, hereinafter referred to as beneficiary.

                                   WITNESSETH:

      For and in consideration of $10.00 and other good and valuable consideration, the receipt of which is hereby acknowledged by the Grantor, the Grantor does hereby grant and convey unto the Trustees, with General Warranty and English Covenants of title, the following described land, situated in the City of Salem, Commonwealth of Virginia, together with all improvements now or hereafter erected on the property and all easements, rights and appurtenances thereto belonging:

            BEGINNING at a point of intersection on the South line of Burwell Street with the Easterly line of Strawberry Alley, thence with the South side of Burwell Street, N. 77 degree 24' 00" E. 139.25 feet to a point; thence leaving Burwell Street and with a new line through the property of the Grantors, S. 13 degree 00' 00" E. 210.37 feet to a point on the North side of an unnamed alley (16 feet wide); thence with the North side of said alley, S 77 degree 24' 00" W.
            139.25 feet to a point on the East side of Strawberry Alley (16.5 feet wide); thence with the East side of Strawberry Alley N. 13 degree 00' 00" W. 210.37 feet to the point of Beginning, and containing 0.673 acre, as more particularly shown on survey for Pioneer Counseling of Virginia, Inc., a Massachusetts Corporation, dated April 7, 1997, prepared by
            T. P. Parker &, Son, Engineers-Surveyors-Planners, a copy of which plat is attached to deed dated April 8, 1997, said deed being attached immediately hereto; and

            BEING the same Property conveyed to Pioneer Counseling of Virginia, Inc., by deed dated April 8, 1997, of record in the Clerk's Office of the Circuit Court for the City of Salem.

      IN TRUST, HOWEVER, to secure the beneficiary hereof the payment of a certain indebtedness evidenced by a note, dated April 30, 1997, made payable by Pioneer Counseling of Virginia, Inc., a Massachusetts Corporation, to Dillon and Dillon Associates, a Virginia General Partnership in the principal amount of Five Hundred Forty Thousand and 00/100 DOLLARS ($540,000.00) together with interest thereon as therein provided; and further to secure all other obligations contained in said note and all obligations contained herein.

      THIS DEED OF TRUST shall be construed to impose and confer upon the parties hereto all duties, rights, and obligations prescribed in Sections 55-59 through 55-60 of the Code of Virginia of 1950, as amended to date, in like manner as if the same were expressly set forth herein, except so far as may be herein otherwise provided; and the following provisions of said sections are hereby incorporated in and made a part of this Deed of Trust in their respective short forms, with the full meaning and intent as expressed and set forth therein, namely:

         (a)  "Exemptions waived."

         (b)  "Subject to all upon default."

         (c)  "Renewal, extension or reinstatement permitted."

         (d)  "Right of anticipation reserved."

         (e) "Advertisement required": Once a week for two successive weeks in The Roanoke Times or some other newspaper published, or having a general circulation, in the county or city in which the above property lies.

         (f)  "Substitution of trustee permitted."

         (g)  "Any trustee may act."

         (i) "Insurance required: $487.000.00 with loss payable clause to Beneficiary."

         (j)  "Trustee's commission of 5 percent of gross proceeds of sale."

      Any forbearance by the beneficiary hereof as to any rights or options the beneficiary may have under the terms of this Deed of Trust, under the aforementioned note, or under applicable law, shall not be construed as a waiver of, or preclude the exercise of, the same or any other right or option.

NOTICE - THE DEBT SECURED HEREBY IS SUBJECT TO CALL IN FULL OR THE TERMS THEREOF BEING MODIFIED IN THE EVENT OF SALE OR CONVEYANCE OF THE PROPERTY CONVEYED.

        WITNESS the following signature:

                                PIONEER COUNSELING OF VIRGINIA, INC.,
                                a Massachusetts Corporation


                                BY   Bruce A. Shear, President



COMMONWEALTH OF VIRGINIA MASSACHUSETTS

County of Essex, to-wit:

      The foregoing instrument was acknowledged before me this 30th day of April, 1997, by Bruce A. Shear, President of Pioneer Counseling of Virginia, Inc., a Massachusetts Corporation, on behalf of the corporation.

My Commission expires:        STUART A. KAUFMAN, NOTARY PUBLIC
                              MY COMMISSION EXPIRES FEBRUARY 26, 2004



                                                ________________________
                                                      Notary Public

                                                  I CERTIFY THAT THIS IS A
                                                  TRUE COPY

      THIS DEED, made and entered into this the 8th day of April, 1997, by and between DILLON AND DILLON ASSOCIATES, a Virginia General Partnership comprised of Ronald W. Dillon and Wayne E. Dillon, Grantor, PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts Corporation, Grantee.

                                  :WITNESSETH:

      THAT, FOR AND IN CONSIDERATION of the sum of TEN DOLLARS ($10.00), cash in hand, paid by the Grantee unto the Grantor, and other good and valuable consideration, the receipt of which is hereby acknowledged, the Grantor does hereby bargain, sell, grant and convey with General Warranty and English Covenants of Title unto Grantee, all that certain lot or parcel of land, lying and being in the City of Salem, Commonwealth of Virginia, and more particularly described as follows, to-wit:

            BEGINNING at a point of intersection on the South line of Burwell Street with the Easterly line of Strawberry Alley, thence with the South side of Burwell Street, N. 77degree 24' 00" E. 139.25 feet to a point; thence leaving Burwell Street and with a new line through the property of the Grantors, S. 13 degree 00' 00" E. 210.37 feet to a point on the North side of an unnamed alley (16 feet wide); thence with the North side of said alley, S. 77degree 24' 00" W.
            139.25 feet to a point on the East side of Strawberry Alley (16.5 feet wide), thence with the East side of Strawberry Alley N. 13degree 00' 00" W. 210.37 feet to the point of Beginning, and containing 0.673 acre, as more particularly shown on survey for Pioneer Counseling of Virginia, Inc., a Massachusetts Corporation, dated April 7. 1997, prepared by
            T. P. Parker & Son, Engineers-Surveyors-Planners, a copy of which plat is attached hereto and made a part hereof; and

            BEING the same property conveyed to Dillon and Dillon Associates, a Partnership comprised of Ronald W. Dillon and Wayne E. Dillon, by deed dated April 21, 1977, of record in the aforesaid Clerk's Office in Deed Book 47, page 727.

      This deed is made subject to all easements, reservations, restrictions, and conditions of record affecting the hereinabove described property.

      WITNESS the following signatures:

                              DILLON AND DILLON ASSOCIATES,
                              a Virginia General Partnership


                              ___________________________________
                               Ronald W. Dillon, Partner


                              ____________________________________
                               Wayne E. Dillon, Partner

COMMONWEALTH OF VIRGINIA
CITY OF ROANOKE, to-wit:

            The foregoing instrument was acknowledged before me this 29 day of 1997, by Ronald W. Dillon, Partner of Dillon and Dillon Associates, a Virginia General Partnership, on behalf of the partnership.

My commission expires:  03/31/98                Cynthia Stafford
                                                Notary Public

COMMONWEALTH OF VIRGINIA
CITY OF ROANOKE, to-wit:

            The foregoing instrument was acknowledged before me this 29 day of April, 1997,.by Wayne E. Dillon, Partner of Dillon and Dillon Associates, a Virginia General Partnership, on behalf of the partnership.

      .
My commission expires:  03/31/98                Cynthia Stafford
                                                Notary Public

Exhibit 10.125




                                  BREAN MURRAY





                          FINANCIAL ADVISORY AGREEMENT




                                  June 1, 1997





PHC, Inc.
200 Lake Street, Suite 102
Peabody, MA 01960

Attention:  Bruce Shear
            Chief Executive Officer

Gentlemen:

This will confirm that Brean Murray & Co., Inc. ("Brean Murray") has been retained as a financial advisor to PHC, Inc. (the "Company") to perform such financial consulting services as the Company may reasonably request. The term of this agreement (the "Agreement") shall extend through June 30, 1998, provided, however, that either the Company or Brean Murray may terminate this Agreement prior to such date and as of the end of any month upon no less that 30 days' prior written notice.

The Company agrees to reimburse Brean Murray for all reasonable out-of-pocket expenses incurred in carrying out the terms of this Agreement, including travel, telephone, facsimile, courier, computer time charges, attorneys' fees and disbursements, and any sales, use or similar taxes. These out-of-pocket expenses will be payable from time to time promptly upon invoicing by Brean Murray therefor.

As further consideration to Brean Murray for entering into this Agreement, the Company will issue (for a nominal consideration of $150.00) to Brean Murray or its designees upon execution of this Agreement a warrant or warrants to purchase 150,000 shares of the Company's common stock at $2.50 per share, the terms and conditions governing such issue of warrants to be substantially in the form of Appendix B hereto annexed.


      BREAN MURRAY & CO., INC. - 570 LEXINGTON AVENUE - NEW YORK, NEW YORK
                                   10022-6822
        TELEPHONE: (212) 702-6500 - FACSIMILE: (212) 702-6649 - INTERNET:
                               HTTP://WWW.BMUR.COM
                      MEMBER NEW YORK STOCK EXCHANGE, INC.

Page 2
June 1, 1997

It is contemplated that from time to time the Company may request Brean Murray to perform investment banking services (as distinguished from financial consulting services) in connection with matters involving the Company, such as the private placement of securities; mergers; acquisitions; divestitures; valuations, or corporate reorganizations. Any fees which Brean Murray shall become entitled to receive from the Company in connection with the performance of any such investment banking services shall be set forth in a separate agreement between the Company and Brean Murray and shall be in addition to the compensation provided herein. Neither the Company nor Brean Murray, however, will have any obligation to enter into any separate agreement, the terms and conditions of which must be negotiated between Brean Murray and the Company. Nothing contained in the Agreement shall preclude the Company from engaging any other person to provide financial advisory or investment banking services to the Company; provided however, that during the term of this Agreement and for a period of six months thereafter, the Company shall give Brean Murray the irrevocable right of first refusal to act as placement agent or underwriter with respect to its securities in any private or public sale, provided that Brean Murray offers such services on terms no less favorable than the Company can obtain elsewhere. The Company shall give Brean Murray five business days to notify them of their intention to match the terms or such right of first refusal will expire.

In order to enable Brean Murray to render its services hereunder, the Company agrees to provide Brean Murray, among other things, all reasonable information requested or required by Brean Murray including, but not limited to, information concerning historical and projected financial results and possible and known litigious, environmental and other contingent liabilities. The Company also agrees to make available to Brean Murray such representatives of the Company, including, among others, directors, officers, employees, outside counsel and independent certified public accountants, as Brean Murray may reasonably request. The Company will promptly advise Brean Murray of any material changes in its business or finances during the term of this Agreement. The Company represents that all information made available to Brean Murray by the Company will be complete and correct in all material respects and will not contain any untrue statements of a material fact or omit to state a material fact necessary in order to make the statements therein not misleading in light of the circumstances under which such statements are made. In rendering its services hereunder, Brean Murray will be using and relying primarily on such information without independent verification thereof or independent appraisal of any of the Company's assets. Brean Murray does not assume responsibility for the accuracy or completeness of the information to which reference is made hereto.

The services herein provided are to be rendered solely to the Company. They are not being rendered by Brean Murray as an agent or as a fiduciary of the shareholders of the Company and Brean Murray shall not have any liability or obligation with respect to its services hereunder to such shareholders or any other person, firm or corporation.

The Company and Brean Murray hereby agrees to the terms and conditions of the Indemnification Agreement attached hereto as Appendix A with the same force and effect as if such terms and conditions were set forth at length herein.

Page 3
June 1, 1997


Brean Murray intends to maintain its position as a market maker in the Company's stock and will cover the Company from a research perspective; provided however, that Brean Murray reserves the right in its sole discretion to cease acting as a market maker or covering the Company from a research perspective based upon market factors in general or the business or condition of (financial or otherwise) or market factor affecting the Company.

This Agreement sets forth the entire understanding of the parties relating to the subject matter hereof and supersedes and cancels any prior communications, understandings and agreements between the parties. This Agreement cannot be terminated or changed, nor can any of its provisions be waived, except by written agreement signed by all parties hereto or except as otherwise provided herein. This Agreement shall be binding upon and inure to the benefit of any successors and assigns of the Company and Brean Murray.

This Agreement shall be governed by and construed to be in accordance with the laws of the State of New York applicable to contracts made and to be performed solely in such State by citizens thereof. Any dispute arising out of this Agreement shall be adjudicated in the courts of the State of New York or in the federal courts sitting in the Southern District of New York and the Company hereby agrees that service of process upon it by registered or certified mail at its address set forth above shall be deemed adequate and lawful. The parties hereto shall deliver notices to each other by personal delivery or by registered or certified mail (return receipt requested) at the addresses set forth above.

Please confirm that the foregoing is in accordance with your understanding by signing on behalf of the Company and returning an executed copy of this Agreement, together with the warrant or warrants described herein, whereupon this Agreement shall become binding between the Company and Brean Murray & Co., Inc.

                                    Very truly yours,

                                    BREAN MURRAY & CO., INC.



                                    By:  _________________________________
                                         Joan M. Finsilver
                                         Managing Director

ACCEPTED AND AGREED TO:

PHC, INC.


By:   ____________________________
      Bruce A. Shear, President

Date:  07/31/97

                                                                    APPENDIX A
                            INDEMNIFICATION AGREEMENT


Appendix A to Letter Engagement Agreement (the "Agreement"), dated June 1, 1997 by and between PHC, Inc. (the "Company") and Brean Murray & Co., Inc. ("Brean Murray").

The Company agrees to indemnify and hold Brean Murray and its affiliates, control persons, directors, officers, employees and agents (each an "Indemnified Person") harmless from and against all losses, claims, damages, liabilities, costs or expenses, including those resulting from any threatened or pending investigation, action, proceeding or dispute whether or not Brean Murray or any such other Indemnified Person is a party to such investigation, action, proceeding or dispute, arising out of Brean Murray's entering into or performing services under this Agreement, or arising out of any matter referred to in this Agreement. This indemnity shall also include Brean Murray's and/or any such other Indemnified Person's reasonable attorneys' and accountants' fees and out-of-pocket expenses incurred in, and the cost of Brean Murray's personnel whose time is spent in connection with, such investigations, actions, proceedings or disputes which fees, expenses and costs shall be periodically reimbursed to Brean Murray and/or to any such other Indemnified person by the Company as they are incurred; provided, however, that the indemnity herein set forth shall not apply where a court of competent jurisdiction has made a final determination that Brean Murray acted in a grossly negligent manner or engaged in willful misconduct in the performance of its services hereunder which gave rise to the loss, claim, damage, liability, cost or expense sought to be recovered hereunder (but pending any such final determination the indemnification and reimbursement provisions hereinabove set forth shall apply and the Company shall perform its obligations hereunder to reimburse Brean Murray and/or each such other Indemnified Person periodically for its, his or their fees, expenses and costs as they are incurred). Brean Murray agrees promptly to reimburse the Company for any such amounts advanced as to which it is determined Brean Murray was not entitled to indemnification in accordance with the foregoing provision. The Company also agrees that neither Brean Murray nor any Indemnified Person shall have any liability (whether direct or indirect, in contract or tort or otherwise) to the Company for or in connection with any act or omission to act by Brean Murray as a result of its engagement under this Agreement except for any such liability for losses, claims, damages, liabilities or expenses incurred by the Company that is found in a final determination by a court of competent jurisdiction to have resulted from Brean Murray's gross negligence or willful misconduct.

Page 2
Indemnification Agreement
June 1, 1997




If for any reason, the foregoing indemnification is unavailable to Brean Murray or any such other Indemnified Person or insufficient to hold it harmless, then the Company shall contribute to the amount paid or payable by Brean Murray or any such other Indemnified Person as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect not only the relative benefits received by the Company and its shareholders on the one hand and Brean Murray or any such other Indemnified Person on the other hand, but also the relative fault of the Company and Brean Murray or any such other Indemnified Person, as well as any relevant equitable considerations; provided that in no event will the aggregate contribution by Brean Murray and any such other Indemnified Person hereunder exceed the amount of fees actually received by Brean Murray pursuant to this Agreement. The reimbursement, indemnity and contribution obligations of the Company hereinabove set forth shall be in addition to any liability which the Company may otherwise have and these obligations and the other provisions hereinabove set forth shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company, Brean Murray and any other Indemnified Person.

The terms and conditions hereinabove set forth in this Appendix A shall survive the termination and expiration of this Agreement and shall continue indefinitely thereafter.

                              PHC, INC.


                              By:  _______________________
                              Bruce A. Shear, President


                              BREAN MURRAY & CO., INC.

                              By: ________________________
                              Joan M. Finsilver, Managing Director

Exhibit 10.126


                              EMPLOYMENT AGREEMENT

    THIS EMPLOYMENT AGREEMENT is entered into this 1st day of August, 1997, and is effective July 1, 1997 ("Effective Date"), by and between PHC of Michigan, Inc., a Massachusetts corporation, doing business as Harbor Oaks Hospital (hereinafter the "Hospital") and Sudhir Lingnurkar, M.D. (hereinafter "Psychiatrist").

                                   WITNESSETH

WHEREAS, Hospital operates a licensed psychiatric hospital at 35031 23 Mile Road in the City of New Baltimore, Michigan; and

WHEREAS, Hospital under its current ownership, needs and desires to position itself for future growth in today's evolving medical marketplace, e.g., as it relates to inpatient full and partial hospitalization programs, outpatient programs, efficiencies in delivery of services, and affiliations, including teaching affiliations; and

WHEREAS, Hospital desires to employ a psychiatrist with extensive experience in the field of behavioral health services, to serve as Program Development and Projects Coordinator, and

WHEREAS, Psychiatrist is experienced in the field of behavioral health services, as well as in the administration and management of hospital-based behavioral health programs, and wishes to accept such employment by Hospital,

NOW, THEREFORE, in consideration of the mutual covenants contained in this Agreement, the parties agree as follows:

                                    ARTICLE I
                       EMPLOYMENT AND PROVISION OF SERVICE

1.1 Employment. Hospital hereby employs Psychiatrist as its Program Development and Projects Coordinator, or such other reasonably related position as it may designate, to perform such duties as are reasonably required by such position (including, without limitation, those summarized on the job description attached hereto as Exhibit A and made part of this Agreement) and such other duties as may be assigned from time to time by Hospital.

1.2 Services to be Provided. Psychiatrist will devote at least ten (10) hours per week to rendering administrative services on-site at Hospital, by telephone, or at such other locations selected by Hospital's President and Chief Executive Officer, or his administrative designee, in his capacity as Program Development and Projects Coordinator, according to a schedule agreed upon by Psychiatrist and Hospital's President and Chief Executive Officer, or his administrative designee. Psychiatrist shall be available for telephone consultation and emergency on-site assistance during all other hours. In addition to his responsibilities as Program Development and Projects Coordinator, Psychiatrist shall fulfill his obligations as a member of Hospital's Medical Staff, including attendance at Medical Staff and committee meetings.

1.3 Representations/Covenants. Psychiatrist represents and covenants the following:

     (a) Psychiatrist has and will during the term hereof maintain a valid and unrestricted license to practice medicine in the State of Michigan, and that there is not presently pending nor threatened against Psychiatrist any action, claim or proceeding the outcome of which could result in revocation or suspension of Psychiatrist's license to practice medicine in Michigan;

     (b) Psychiatrist has and will during the term hereof maintain full and unrestricted Medical Staff privileges at Hospital;

     (c) Psychiatrist shall abide at all times by the bylaws and rules and regulations of Hospital and of the Medical Staff,

     (d) Psychiatrist is qualified to provide the leadership required for an intensive treatment program; and

     (e) Psychiatrist's performance hereunder shall not conflict with any other agreements to which Psychiatrist was or is a party; and

     (f) Psychiatrist meets the training and experience requirements for examination by the American Board of Psychiatry and Neurology or the American Osteopathic Board of Neurology and Psychiatry.

1.4 Practice Standards. Psychiatrist agrees that his practice shall at all times be consistent with the policies and procedures of Hospital and of a quality commensurate with the applicable standards of practice. Psychiatrist shall comply with and execute a copy of Hospital's Code of Conduct, and shall conform to any compliance plans adopted by
      Hospital. Psychiatrist shall comply with all applicable laws and regulations in performing his duties hereunder.

1.5   Reporting   Relationship.   Psychiatrist   shall  report  to  Hospital's
      President and Chief Executive Officer or his administrative designee.

                                   ARTICLE II
                                SUPPORT SERVICES

2.1 Equipment Supplies and Facilities. Hospital shall provide the equipment, supplies, facilities and personnel which Hospital and Psychiatrist mutually agree to be necessary to perform the services contemplated herein. Psychiatrist agrees promptly to bring to Hospital's attention, in writing, any deficiencies known or believed by Psychiatrist to exist in the equipment, supplies or facilities provided by Hospital. Any and all equipment, supplies and facilities furnished to Psychiatrist by Hospital pursuant to this Agreement shall be and remain the property of Hospital.

                                   ARTICLE III
                         COMPENSATION, BILLING, EXPENSES

3.1 Salary. Hospital shall pay Psychiatrist, as a salary for services rendered pursuant to this Agreement, the amount of Seventy Five Thousand Dollars ($75,000.00) per year, payable in equal semi-monthly installments. Psychiatrist's salary and performance will be reviewed by Hospital's President and Chief Executive Officer on a yearly basis.

3.2 Employment Taxes. Hospital shall withhold, on behalf of Psychiatrist, appropriate employment taxes.

3.3 Patient Referrals. Hospital and Psychiatrist agree that the benefits to Psychiatrist hereunder do not require, are not payment for, and are not in any way contingent upon, the referral, admission, or any other arrangement for the provision of any item or service offered by Hospital of any patients of Psychiatrist to any facility or health care operation controlled, managed, or operated by Hospital.

3.4 No Entitlement to Benefits. As a part-time employee, the Psychiatrist will not automatically be eligible to participate in any benefit program offered by the Hospital to its full-time employees, except as delineated in the Hospital's Employee Handbook. Psychiatrist shall be responsible for all personal and professional expenses relative to professional society membership fees, dues and expenses of attending educational meetings or seminars, except as otherwise may be specifically agreed upon by Hospital in its sole discretion.

3.5   Vacation,   Professional  Meetings  and  Coverage.   Psychiatrist  shall
      schedule vacation times and professional meetings at times convenient for Hospital and shall comply with the Hospital's policies in regard to maintenance of Psychiatrist coverage.

3.6 Fees for Professional and Hospital Services. The position contemplated by this Agreement is an administrative position only. Therefore, Psychiatrist shall have the exclusive right to bill his private practice patients, their medical insurers, governmental agencies and other third parties or individuals responsible for such charges for all professional services rendered by Psychiatrist at Hospital or in Psychiatrist's private office practice. Further, Hospital shall have the exclusive right to bill patients or responsible third parties for the use of its Facilities, equipment and supplies, and for the services of other employees of Hospital.

3.7 Expenses. Hospital shall reimburse Psychiatrist for all reasonable and necessary business expenses incurred by him in the performance of his duties hereunder, in accordance with its policies and procedures, as they may be amended from time to time.

                                   ARTICLE IV
                              TERM AND TERMINATION

4.1 Term. This Agreement shall become effective on the Effective Date, and thereafter remain in full force and effect for a period of one (1) year unless earlier terminated as provided herein.

4.2   Termination With Cause.

      (a) By Hospital. Hospital may terminate this Agreement immediately upon written notice to Psychiatrist, which notice shall describe the reason for such termination, for any of the following reasons, each of which shall be deemed to be "cause":

            (i) The death or disability of Psychiatrist. The term "disability" as used herein shall mean Psychiatrist's inability to perform the essential duties of this Agreement, with or without accommodation, that continues for a period of ninety (90) consecutive days;

            (ii)  Psychiatrist   is   convicted   in  a  court  of   competent
                  jurisdiction of any felony offense or any misdemeanor offense involving moral turpitude;

            (iii) Dishonesty  or  disloyalty  by  the   Psychiatrist   in  the
                  performance of his duties hereunder,

            (iv)  Insubordination by Psychiatrist;

            (v) Conduct by Psychiatrist which jeopardizes Hospital's right or ability to operate its programs and business;

            (vi) Failure or inability of Psychiatrist to perform his duties in a manner which is reasonably acceptable to Hospital;

            (vii) Gross neglect of duty;

            (viii)      In the  event  that  any of  the  representations  and
                  covenants set forth in Section 1.3 ceases to be true. If Psychiatrist's license to practice medicine in the State of Michigan is suspended, revoked or canceled, the point in which "the representation and covenant ceases to be true" shall be the respective date of such suspension, revocation or cancellation of Psychiatrist's license; or

            (ix) Psychiatrist's material breach of any provision of this Agreement.

     (b) By Psychiatrist. Psychiatrist may terminate this Agreement immediately upon written notice to Hospital, which notice shall describe the reason for such termination, for any of the following reasons, each of which shall be deemed to be "cause":

            (i) The death or disability of Psychiatrist. The term "disability" as used herein shall mean Psychiatrist's inability to perform the essential duties of this Agreement, with or without accommodation, that continues for a period of ninety (90) consecutive days; or

            (ii)  Hospital breaches a material provision of this Agreement.

4.3 Termination Without Cause. This Agreement may be terminated by either party without cause upon thirty (30) days prior written notice. In the event of such notice, Hospital, at its election, may relieve Psychiatrist of his duties and responsibilities at any time thereafter, prior to Psychiatrist's last day of employment (as so designated on the notice), and provide him with pay during the remainder of the notice period.

4.4 Legislative, Regulatory or Administrative Change. In the event there shall be a change in state or federal law, regulations, or general instructions (or in the Application thereof), the adoption of new legislation, or a change in any third-party reimbursement system any of which is reasonably likely to materially and adversely affect the manner in which Psychiatrist may perform or is compensated for his services under this Agreement, or which shall make this Agreement unlawful the parties shall immediately use their best efforts to enter into a new agreement or basis for compensation for the services furnished pursuant to this Agreement that complies with the law, regulation, or policy. If the parties are unable to reach a new agreement within a reasonable time, then either party may terminatee this Agreement by thirty (30) days notice to the other on any future dat specified in that notice.

4.5 Effects of Termination. Upon termination of this Agreement, as herein above provided, neither party shall have any obligation under this Agreement, except (i) obligations accruing before the date of termination, and (ii) obligations, promises or covenants in this Agreement that are expressly made to extend beyond the term of this Agreement.

4.6 Renewal. Hospital and Psychiatrist may renew this Agreement after the term of the Agreement has expired.

                                    ARTICLE V
                               GENERAL PROVISIONS

5.1 Professional Activities. Consistent with Psychiatrist's obligations under this Agreement, Psychiatrist may maintain a private practice. Psychiatrist may provide professional services to entities other than Hospital with the approval of Hospital. Psychiatrist shall provide Hospital, on an annual basis, a declaration of possible conflicts of interest and file the same with Hospital's President and Chief Executive Officer, or his administrative designee, upon the renewal or extension of this Agreement.

5.2 Hospital Insurance Coverage. Hospital will maintain coverage on behalf of Psychiatrist for liability that he may incur in carrying out his administrative duties under this Agreement. Since the rendering of patient care services is beyond the scope of Psychiatrist's duties as described in this Agreement, such coverage does not extend to claims arising out of professional services Psychiatrist renders or fails to render, including professional services Psychiatrist provides to patients at Hospital or elsewhere for which Psychiatrist may generate a bill in accordance with Section 3.6 of this Agreement. Psychiatrist agrees to maintain insurance coverage for patient care services, as are required of the Medical Staff of Hospital. Psychiatrist shall notify Hospital within one (1) business day after he becomes aware of any malpractice action against him or any investigation, action or proceeding, the outcome of which could result in revocation or suspension of his license to practice medicine.

5.3 Access to Records. Psychiatrist agrees that until the expiration of four (4) years after the furnishing of the services provided under this Agreement, Psychiatrist will make available to the Secretary, U.S. Department of Health and Human Services, and the U.S. Comptroller General, and their representatives, this Agreement and all books, documents, and records necessary to certify the nature and extent of those services. If Psychiatrist carries out the duties of this Agreement through a subcontract worth $10,000 or more over a twelve-month period with a related organization, the subcontract will also contain an access clause to permit access by the Secretary, Comptroller General, and their representatives, to the related organization's books and records.

5.4 Ownership. The ownership and right of control of all reports, records, and supporting .documents prepared in connection with the operation of Hospital shall vest exclusively in Hospital; provided, however, that Psychiatrist shall have the right of access to the reports, records, and supporting documentation that shall be provided by state law and Hospital's policies.

5.5 Confidentiality. Psychiatrist agrees to keep the provisions of this Agreement confidential subject to the terms of this Section 5.5. Except for disclosure to legal counsel, accountants, or financial advisors, Psychiatrist shall not disclose during or after any term of this Agreement the terms of this Agreement to any person who is not a party or signatory to this Agreement, unless disclosure is required by law or otherwise authorized by this Agreement or in writing by both parties. To protect the confidentiality of patient information and records, Psychiatrist shall comply with all regulatory, statutory, and ethical requirements of confidentiality and Psychiatrist-patient privilege. This provision shall survive termination of this Agreement.

5.6 Allocation of Time. Psychiatrist agrees to execute whatever documents are reasonably requested by Hospital for submission to third party payors with regard to the allocation of Psychiatrist's time under this
      Agreement.  Psychiatrist agrees to record the amount of time      and
      the number of days he spends working on each service listed on Exhibit A and shall maintain time records in a form containing such information as Hospital requests. Psychiatrist agrees to render a bi-weekly report to Hospital that documents the Psychiatrist's efforts and activities with respect to services provided under this Agreement. Psychiatrist shall also render any other written reports as required by Hospital pursuant to any compliance plan adopted by the Hospital. These records shall be maintained by Psychiatrist at Hospital and shall, upon Hospital's request, be made available for inspection.

5.7 Indemnity. Psychiatrist shall exonerate, indemnify and hold Hospital harmless from and against all loss, damage, injury, claim demand, or expense, including reasonable attorney's fees, based upon, arising out of, or in any way related to any negligent act, misfeasance or nonfeasance of Psychiatrist in connection with his provision of professional services to patients of Psychiatrist. The above obligations shall survive the termination of this Agreement.

5.8 Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes any and all other agreements, either oral or in writing, between the parties with respect to this subject matter.

5.9 Assignment. This Agreement shall not be assigned or assignable by either party hereto without the prior written consent of the other party, not to be unreasonably withheld.

5.10 Notices. Any and all notices provided for herein shall be given in writing by registered or certified mail, return receipt requested, directed to the address shown below, unless notice of a change of address is furnished.

      If to Hospital:                           If to Psychiatrist:
      Harbor Oaks Hospital
      35031 23 Mile Road                        Sudhir Lingnurkar, M.D.
      New Baltimore, MI 48047
                                              ________________________________
      Attn:   Administrator
                                              ________________________________


      With a copy to:

      Bruce A. Shear, President
      PHC of Michigan, Inc.
      200 Lake Street; Suite 102
      Peabody, MA 01960

5.11 Governing Law. This Agreement shall be interpreted and construed in accordance with the laws of the State of Michigan.

5.12 Waiver. A waiver by either party of a breach or failure to perform under this Agreement shall not constitute a waiver of any subsequent breach or failure.

5.13 Severability. Should any provision of this Agreement be held invalid, unenforceable, or unconstitutional by any governmental body or court of competent jurisdiction, such holdings shall not dismiss the validity or enforceability of any other provision hereof.

5.14 Headings. The headings in this Agreement are for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

5.15 No Third Party Rights. This Agreement is intended solely for the benefit of the parties hereto, and shall not be deemed to create any rights in any other person or entity, including patients.

5.16 Dispute Resolution. The parties agree to use good faith negotiation to resolve any dispute that arises under this Agreement. If the parties are not able to resolve the dispute by negotiation, either party may submit the dispute to a mediator, mutually agreeable to the parties, to resolve the dispute. Mediation shall be conducted in New Baltimore, Michigan in accordance with the rules of the National Health Lawyers Association ("NHLA") Alternative Dispute Resolution Services. If the parties are unable to reach an agreement through mediation, the parties shall submit the underlying dispute to arbitration which shall be conducted in New Baltimore, Michigan in accordance with the Rules of Procedure of the NHLA Alternative Dispute Resolution Service. In the event of binding arbitration, judgment on the award or decision rendered by the arbitrator may be entered in any court having jurisdiction.


IN WITNESS WHEREOF, Hospital has caused this Agreement to be executed by its duly authorized officer and Psychiatrist has executed this Agreement as of the day and year first above written.


WITNESS                                   "PSYCHIATRIST"

______________________________            ____________________________
                                          Sudhir Lingnurkar, M.D.


WITNESS                                   "HOSPITAL"

Teresa A. Bates                           _______________________________
                                          By:   Bruce A. Shear
                                          Its:  President

                                  EXHIBIT A

            POSITION DESCRIPTION FOR PROGRAM DEVELOPMENT AND PROJECTS
                                 COORDINATOR


Summary of Basic Employment Functions:

Actively coordinates and manages the Hospital's inpatient (full and partial) hospitalization program, the Hospital's outpatient programs, and such initiatives designed to enhance the efficiencies in delivery of patient care services, the quality of care rendered, and the reputation of the Hospital in the medical community, Hospital Administration, Hospital Medical Staff and Hospital Professional Staff. The Program Development and Projects Coordinator serves as a resource person for issues concerning program development and projects within the field of behavioral health medicine.


Responsibilities:

Advise Harbor Oaks Hospital regarding program development and develop initiatives to enhance the efficiencies in delivery of patient care services, the quality of care rendered, and the reputation of the Hospital. The majority of the Program Development and Project Coordinator's work will occur off-site, or by telephone, or at such other site as selected by the President and Chief Executive Officer of the Hospital, or his administrative designee, including, but not limited to, at Corporate Offices in Peabody, MA, or at any of Hospital's affiliated sites throughout the USA. Some travel for this position may be necessary.

Actively review current patient care programs and efficiencies of service in light of (1) patient mix, (2) payor source and (3) the current standards of practice in the field of behavioral health.

Draft and advise on policies and procedure, provide medical and professional staff continuing education concerning program development/enhancement and practice efficiencies within the practice of behavioral health.

Serve as Harbor Oaks Hospital's primary liaison on issues program development and projects with the health care community.

Regularly chair/attend the management meetings to discuss issues related to program development and projects.

Regularly attend Professional/Medical Staff Meetings.

                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is entered into this 1st day of August, 1997, and is effective July 1, 1997 ("Effective Date"), by and between North Point - Pioneer, Inc., a Massachusetts corporation, doing business as Pioneer Counseling Center (hereinafter "PCC") and Sudhir Lingnurkar, M.D. (hereinafter "Psychiatrist").

                                   WITNESSETH

WHEREAS, PCC operates licensed outpatient behavioral health clinics in the greater metropolitan Detroit area; and

WHEREAS, PCC, under its current ownership, needs and desires to position itself for future growth in today's evolving medical marketplace, e.g., as it relates to outpatient programs, efficiencies in delivery of services, and affiliations, including teaching affiliations, patient mix and payor mix; and

WHEREAS, PCC desires to employ a psychiatrist with extensive experience in the administration and management of the practice of clinic-based behavioral health services, to serve as Corporate Assistant Medical Director, and

WHEREAS, Psychiatrist is experienced in the administration and management of the practice of clinic-based behavioral health services and wishes to accept such employment by PCC;

NOW, THEREFORE, in consideration of the mutual covenants contained in this Agreement, the parties agree as follows:

                                    ARTICLE I
                       EMPLOYMENT AND PROVISION OF SERVICE

1.1 Employment. PCC hereby employs Psychiatrist as its Corporate Assistant Medical Director, or such other reasonably related position as it may designate, to perform such duties as are reasonably required by such position (including, without limitations those summarized on the job description attached hereto as Exhibit A and made part of this Agreement) and such other duties as may be assigned from time to time by PCC.

1.2 Services to be Provided. Psychiatrist will devote at least ten (10) hours per week to rendering administrative services on-site at PCC, by telephone, or at such other locations selected by PCC's President and Chief Executive Officer, or his administrative designee, in his capacity as Corporate Assistant Medical Director, according to a schedule agreed upon by Psychiatrist and PCC's President and Chief Executive Officer, or his administrative designee. Psychiatrist shall be available for telephone consultation and emergency on-site assistance during all other hours. In addition to his responsibilities as Corporate Assistant Medical Director, Psychiatrist shall fulfill his obligations as a member of PCC's Medical Staff, including attendance at Medical Staff and committee meetings.

1.3 Representations/Covenants. Psychiatrist represents and covenants the following:

     (a) Psychiatrist has and will during the term hereof maintain a valid and unrestricted license to practice medicine in the State of Michigan, and that there is not presently pending nor threatened against Psychiatrist any action, claim or proceeding the outcome of which could result in revocation or suspension of Psychiatrist's license to practice medicine in Michigan;

     (b) Psychiatrist has and will during the term hereof maintain full and unrestricted Medical Staff privileges at PCC;

     (c) Psychiatrist shall abide at all times by the bylaws and rules and regulations of PCC and of the Medical Staff,

     (d) Psychiatrist is qualified to provide the leadership required for an intensive treatment program; and

     (e) Psychiatrist's performance hereunder shall not conflict with any other agreements to which Psychiatrist was or is a party; and

     (f) Psychiatrist meets the training and experience requirements for examination by the American Board of Psychiatry and Neurology or the American Osteopathic Board of Neurology and Psychiatry.

1.4  Practice  Standards.  Psychiatrist  agrees that his practice shall at all times be consistent with the policies and procedures of PCC and of a quality commensurate with the applicable standards of practice. Psychiatrist shall comply with and execute a copy of PCC's Code of Conduct, and shall conform to any compliance plans adopted by PCC. Psychiatrist shall comply with all applicable laws and regulations in performing his duties hereunder.

1.5 Reporting Relationship. Psychiatrist shall report to PCC's President and Chief Executive Officer or his administrative designee.

                                   ARTICLE II
                                SUPPORT SERVICES

2.1 Equipment Supplies and Facilities. PCC shall provide the equipment, supplies, facilities and personnel which PCC and Psychiatrist mutually agree to be necessary to perform the services contemplated herein. Psychiatrist agrees promptly to bring to PCC's attention, in writing, any deficiencies known or believed by Psychiatrist to exist in the equipment, supplies or facilities provided by PCC. Any and all equipment, supplies and facilities furnished to Psychiatrist by PCC pursuant to this Agreement shall be and remain the property of PCC.

                                   ARTICLE III
                         COMPENSATION, BILLING, EXPENSES

3.1 Salary. PCC shall pay Psychiatrist, as a salary for services rendered pursuant to this Agreement, the amount of Seventy Five Thousand Dollars ($75,000.00) per year, payable in equal semi-monthly installments. Psychiatrist's salary and performance will be reviewed by PCC's President and Chief Executive Officer on a yearly basis.

3.2 Employment Taxes. PCC shall withhold, on behalf of Psychiatrist, appropriate employment taxes.

3.3 Patient Referrals. PCC and Psychiatrist agree that the benefits to Psychiatrist hereunder do not require, are not payment for, and are not in any way contingent upon, the referral, admission, or any other arrangement for the provision of any item or service offered by PCC, of any patients of Psychiatrist to any facility or health care operation controlled, managed, or operated by PCC.

3.4 No Entitlement to Benefits. As a part-time employee, the Psychiatrist will not automatically be eligible to participate in any benefit program offered by the PCC to its full-time employees, except as delineated in PCC's Employee Handbook. Psychiatrist shall be responsible for all personal and professional expenses relative to professional society membership fees, dues and expenses of attending educational meetings or seminars, except as otherwise may be specifically agreed upon by PCC in its sole discretion.

3.5   Vacation,   Professional  Meetings  and  Coverage.   Psychiatrist  shall
      schedule vacation times and professional meetings at times convenient for PCC and shall comply with PCC's policies in regard to maintenance of Psychiatrist coverage.

3.6 Fees for Professional and PCC Services. The position contemplated by this Agreement is an administrative position only. Therefore,
      Psychiatrist  shall  have  the  exclusive  right  to  bill  his  private practice patients, their medical insurers, governmental agencies and other third parties or individuals responsible for such charges for all professional services rendered by Psychiatrist at PCC or in Psychiatrist's private office practice. Further, PCC shall have the exclusive right to bill patients or responsible third parties for the use of its facilities, equipment and supplies, and for the services of other employees of PCC.

3.7 Expenses. PCC shall reimburse Psychiatrist for all reasonable and necessary business expenses incurred by him in the performance of his duties hereunder, in accordance with its policies and procedures, as they may be amended from time to time.

                                   ARTICLE IV
                              TERM AND TERMINATION

4.1 Term. This Agreement shall become effective on the Effective Date, and thereafter remain in full force and effect for a period of one (1) year unless earlier terminated as provided herein.

4.2   Termination With Cause.

      (a) By PCC. PCC may terminate this Agreement immediately upon written notice to Psychiatrist, which notice shall describe the reason for such termination, for any of the following reasons, each of which shall be deemed to be "cause":

            (i) The death or disability of Psychiatrist. The term "disability" as used herein shall mean Psychiatrist's inability to perform the essential duties of this Agreement, with or without accommodation, that continues for a period of ninety (90) consecutive days;

            (ii)  Psychiatrist   is   convicted   in  a  court  of   competent
                  jurisdiction of any felony offense or any misdemeanor offense involving moral turpitude;

            (iii) Dishonesty  or  disloyalty  by  the   Psychiatrist   in  the
                  performance of his duties hereunder;

            (iv)  Insubordination by Psychiatrist;

            (v) Conduct by Psychiatrist which jeopardizes PCC's right or ability to operate its programs and business;

            (vi) Failure or inability of Psychiatrist to perform his duties in a manner which is reasonably acceptable to PCC,

            (vii) Gross neglect of duty;

            (viii)      In the  event  that  any of  the  representations  and
                  covenants set forth in Section 1.3 ceases to be true. If Psychiatrist's license to practice medicine in the State of Michigan is suspended, revoked or canceled, the point in which "the representation and covenant ceases to be true" shall be the respective date of such suspension, revocation or cancellation of Psychiatrist's license; or

           (ix)  Psychiatrist's   material  breach  of  any  provision  of this
                 Agreement.

      (b) By Psychiatrist. Psychiatrist may terminate this Agreement immediately upon written notice to PCC, which notice shall describe the reason for such termination, for any of the following reasons, each of which shall be deemed to be "cause":

            (i) The death or disability of Psychiatrist. The term "disability" as used herein shall mean Psychiatrist's inability to perform the essential duties of this Agreement, with or without accommodation, that continues for a period of ninety (90) consecutive days; or

            (ii)  PCC breaches a material provision of this Agreement.

4.3 Termination Without Cause. This Agreement may be terminated by either party without cause upon thirty (30) days prior written notice. In the event of such notice, PCC, at its election, may relieve Psychiatrist of his duties and responsibilities at any time thereafter, prior to Psychiatrist's last day of employment (as so designated on the notice), and provide him with pay during the remainder of the notice period.

4.4 Legislative, Regulatory or Administrative Change. In the event there shall be a change in state or federal law, regulations, or general instructions (or in the application thereof), the adoption of new legislation, or a change in any third-party reimbursement system, any of which is reasonably likely to materially and adversely affect the manner in which Psychiatrist may perform or is compensated for his services under this Agreement, or which shall make this Agreement unlawful, the parties shall immediately use their best efforts to enter into a new agreement or basis for compensation for the services furnished pursuant to this Agreement that complies with the law, regulation, or policy. If the parties are unable to reach a new agreement within a reasonable time, then either party may terminate this Agreement by thirty (30) days notice to the other on any future date specified in that notice.

4.5 Effects of Termination. Upon termination of this Agreement, as herein above provided, neither party shall have any obligation under this Agreement, except (i) obligations accruing before the date of termination, and (ii) obligations, promises, or covenants in this Agreement that are expressly made to extend beyond the term of this Agreement.

4.6 Renewal. PCC and Psychiatrist may renew this Agreement after the term of the Agreement has expired.

                                    ARTICLE V
                               GENERAL PROVISIONS

5.1 Professional Activities. Consistent with Psychiatrist's obligations under this Agreement, Psychiatrist may maintain a private practice. Psychiatrist may provide professional services to entities other than PCC with the approval of PCC. Psychiatrist shall provide PCC, on an annual basis, a declaration of possible conflicts of interest and file the same with PCC's President and Chief Executive Officer, or his administrative designee, upon the renewal or extension of this Agreement.

5.2 PCC Insurance Coverage. PCC will maintain coverage on behalf of Psychiatrist for liability that he may incur in carrying out his administrative duties under this Agreement. Since the rendering of patient care services is beyond the scope of Psychiatrist's duties as described in this Agreement, such coverage does not extend to claims arising out of professional services Psychiatrist renders or fails to render, including professional services Psychiatrist provides to patients at PCC or elsewhere for which Psychiatrist may generate a bill in accordance with Section 3.6 of this Agreement. Psychiatrist agrees to maintain insurance coverage for patient care services, as are required of the Medical Staff of PCC. Psychiatrist shall notify PCC within one (1) business day after he becomes aware of any malpractice action against him or any investigation, action or proceeding, the outcome of which could result in revocation or suspension of his license to practice medicine.

5.3 Access to Records. Psychiatrist agrees that until the expiration of four (4) years after the furnishing of the services provided under this Agreement, Psychiatrist will make available to the Secretary, U.S. Department of Health and Human Services, and the U.S. Comptroller General and their representatives, this Agreement and all books, documents, and records necessary to certify the nature and extent of those services. If Psychiatrist carries out the duties of this Agreement through a subcontract worth $10,000 or more over a twelve-month period with a related organization, the subcontract will also contain an access clause to permit access by the Secretary, Comptroller General and their representatives, to the related organization's books and records.

5.4 Ownership. The ownership and right of control of all reports, records, and supporting documents prepared in connection with the operation of PCC shall vest exclusively in PCC; provided, however, that Psychiatrist shall have the right of access to the reports, records, and supporting documentation that shall be provided by state law and PCC's policies.

5.5 Confidentiality. Psychiatrist agrees to keep the provisions of this Agreement confidential subject to the terms of this Section 5.5. Except for disclosure to legal counsel accountants, or financial advisors, Psychiatrist shall not disclose during or after any term of this Agreement the terms of this Agreement to any person who is not a party or signatory to this Agreement, unless disclosure is required by law or otherwise authorized by this Agreement or in writing by both parties. To protect the confidentiality of patient information and records, Psychiatrist shall comply with all regulatory, statutory, and ethical requirements of confidentiality and Psychiatrist-patient privilege. This provision shall survive termination of this Agreement.

5.6 Allocation of Time. Psychiatrist agrees to execute whatever documents are reasonably requested by PCC for submission to third party payors with regard to the allocation of Psychiatrist's time under this Agreement. Psychiatrist agrees to record the amount of time and the number of days he spends working on each service listed on Exhibit A and shall maintain time records in a form containing such information as PCC requests. Psychiatrist agrees to render a bi-weekly report to PCC that documents the Psychiatrist's efforts and activities with respect to services provided under this Agreement. Psychiatrist shall also render any other written reports as required by PCC pursuant to any compliance plan adopted by the PCC. These records shall be maintained by Psychiatrist at PCC and shall, upon PCC's request, be made available for inspection.

5.7 Indemnity. Psychiatrist shall exonerate, indemnify and hold PCC harmless from and against all loss, damage, injury, claim, demand, or expense, including reasonable attorney's fees, based upon, arising out of, or in any way related to any negligent act, misfeasance or nonfeasance of Psychiatrist in connection with his provision of professional services to patients of Psychiatrist. The above obligations shall survive the termination of this Agreement.

5.8 Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes any and all other agreements, either oral or in writing, between the parties with respect to this subject matter.

5.9 Assignment. This Agreement shall not be assigned or assignable by either party hereto without the prior written consent of the other party, not to be unreasonably withheld.

5.10 Notices. Any and all notices provided for herein shall be given in writing by registered or certified mail, return receipt requested, directed to the address shown below, unless notice of a change of address is furnished.

      If to PCC:                                If to Psychiatrist:
      Pioneer Counseling Center
      28511 Orchard Lake Road                   Sudhir Lingnurkar, M.D.
      Farmington Hills, MI 48334
                                                __________________________
      Attn: Chief Operating Officer             __________________________

      With a copy to:

      Bruce A. Shear, President
      PHC of Michigan, Inc.
      200 Lake Street; Suite 102
      Peabody, MA 0 1960



5.11 Governing Law. This Agreement shaft be interpreted and construed in accordance with the laws of the State of Michigan.

5.12 Waiver. A waiver by either party of a breach or failure to perform under this Agreement shall not constitute a waiver of any subsequent breach or failure.

5.13 Severability. Should any provision of this Agreement be held invalid, unenforceable, or unconstitutional by any governmental body or court of competent jurisdiction, such holdings shall not dismiss the validity or enforceability of any other provision hereof.

5.14 Readings. The headings in this Agreement are for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

5.15 No Third Party Rights. This Agreement is intended solely for the benefit of the parties hereto, and shall not be deemed to create any rights in any other person or entity, including patients.

5.16 Dispute Resolution. The parties agree to use good faith negotiation to resolve any dispute that arises under this Agreement. If the parties are not able to resolve the dispute by negotiation, either party may submit the dispute to a mediator, mutually agreeable to the parties, to resolve the dispute. Mediation shall be conducted in Farmington Hills, Michigan in accordance with the rules of the National Health Lawyers Association ("NHLA") Alternative Dispute Resolution Services. If the parties are unable to reach an agreement through mediation, the parties shall submit the underlying dispute to arbitration which shall be conducted in Farmington Hills, Michigan in accordance with the Rules of Procedure of the NHLA Alternative Dispute Resolution Service. In the event of binding arbitration, judgment on the award or decision rendered by the arbitrator may be entered in any court having jurisdiction.



IN WITNESS WHEREOF, PCC has caused this Agreement to be executed by its duly authorized officer and Psychiatrist has executed this Agreement as of the day and year first above written.

WITNESS                                   "PSYCHIATRIST"
___________________________________       ____________________________
                                          Sudhir Lingnurkar, M.D.

WITNESS                                   "PCC"

  Teresa R. Bates                         _____________________________
                                          By: Bruce A. Shear
                                          Its:  President

                                    EXHIBIT A

          POSITION DESCRIPTION FOR CORPORATE ASSISTANT MEDICAL DIRECTOR


Summary of Basic Employment Functions:

Actively coordinate and manage PCC's outpatient programs and services and develop initiatives designed to enhance the efficiencies in the delivery of patient care services, the quality of care rendered, and the reputation of PCC in the medical community, in conjunction with PCC Administration, PCC Medical Staff and PCC Professional Staff. The Corporate Assistant Medical Director serves as a resource person for issues concerning corporate-wide DELIVERY of patient care services, management issues, corporate philosophies and focus, program development and projects within the field of behavioral health medicine.

Responsibility:

Review and advise PCC regarding outpatient programs and services and develop initiatives to enhance the efficiencies in the delivery of patient care services, the quality of care rendered, and the reputation of PCC in the medical community. The majority of the Corporate Assistant Medical Director's work will occur on-site at one, or more, of the PCC clinics, currently owned or hereafter commenced or acquired, or by telephone, or at such other site as selected by the President and Chief Executive Officer of PCC, or his administrative designee, including, but not limited to, at the corporate offices in Peabody, MA or at any of PCC's affiliated sites throughout the USA. Some travel for this position may be necessary.

Actively review current patient care programs and efficiencies of services in light of (1) patient mix, (2.) payor source and (3) the current standards of practice in the field of behavioral health.

Draft and advise on policies and procedure, provide medical and professional staff continuing education concerning program development/enhancement and practice efficiencies within the practice of behavioral health.

Serve as PCC's primary/ liaison on issues concerning outpatient programs and services and undertake such projects designed to enhance the efficiencies in the delivery of patient care services, the quality of care rendered and the reputation of PCC in the medical community.

Regularly chair/attend the management meetings to discuss issues related to outpatient programs and services and undertake such projects designed to enhance the efficiencies in the delivery of patient care services, the quality of care rendered and the reputation of PCC in the medical community.

Regularly attend Professional/Medical Staff Meetings.

   the delivery of patient care services, the quality of care rendered and the reputation of PCC in the medical community.

Regularly chair/attend the management meetings to discuss issues related to outpatient programs and services and undertake such projects designed to enhance the efficiencies in the delivery of patient care services, the quality of care rendered and the reputation of PCC in the medical community.

Regularly attend Professional/Medical Staff Meetings.

Exhibit 10.127













                           Asset Purchase Agreement

                                  as between

                           COUNSELING ASSOCIATES OF
                           SOUTHWEST VIRGINIA, INC.
                                   (Seller)

                                     and

                              PIONEER COUNSELING
                               OF VIRGINIA INC.
                                 (Purchaser)

                              Table of Contents

1. Assets to be Conveyed.....................................       2
    1.1. Tangible Personal Property..........................       2
    1.2. Leases & ContractRights.............................       2
    1.3. Patient Lists.......................................       2
    1.4. Telephone Numbers...................................       3
    1.5. Books, Records & Promotional Materials..............       3
    1.6. General Intangibles.................................       3
    1.7. Goodwill & Claims...................................       3

2. Excluded Assets...........................................       3

3. Purchase Price and Allocation of Purchase Price...........       3
    3.1. Purchase Price......................................       3
         3.1.1. Cash Payment.................................       3
         3.1.2. PHC, Inc. Class A Common Stock...............       4
         3.1.3. Additional Consideration.....................       4
                3.1.3.1 FuturePayments.......................       4
                3.1.3.2.1 PaymentDate........................       4
                3.1.3.1.2 Pre-tax Profit Defined.............       4
         3.1.3.2 Tail Coverage...............................       4
    3.2. Prorations..........................................       4
    3.3. Allocation of Purchas Price.........................       5

4. Closing...................................................       5

5. Representations and Warranties o Seller...................       5
    5.1. Organization & Standing.............................       5
    5.2. Authority...........................................       5
    5.3. Financial Statements................................       5
    5.4. No Violation of Agreement...........................       6
    5.5. Regulatory Compliance...............................       6
    5.6. Restrictive Covenant................................       6
    5.7. Leases and Contracts for Personal Property..........       6
    5.8. Indebtedness........................................       6
    5.9. Contracts and Commitments...........................       6
         5.9.1. Purchase Commitments.........................       6
         5.9.2. Collective Bargaining/EmploymentAgreements...       6
         5.9.3. Compensation Arrangements....................       7
         5.9.4. Employees....................................       7
         5.9.5. Benefits.....................................       7
         5.9.6. Independent Contractors......................       7

         5.10. Tax Returns and Payments.......................       7
         5.11. Litigation and Other Proceedings...............       7
         5.12. Broker.........................................       8
         5.13. Insurance......................................       8
         5.14. Notices........................................       8
         5.15. Employees......................................       8
         5.16. Employment Laws................................       9
         5.17. CostReports....................................       9
         5.18. Third Party Billing............................       9
         5.19. Bankruptcy & Insolvency........................       9
         5.20. Information Not Misleading.....................       10
         5.21. Audits.........................................       10
         5.22. Trade Name.....................................       10
         5.23. Leaseholds.....................................       10
         5.24. Patient Payments & Third Party Payor Contracts.       10
         5.25. Seller Responsibilities........................       10
         5.26. Consultants....................................       11
6. Covenants of Seller........................................       11
         6.1. Condition of Personal Property..................       11
         6.2. Access and Preparation of License Application...       11
         6.3. Ordinary Course of Business.....................       11
         6.4. Compensation....................................       11
         6.5. Insurance.......................................       11
         6.6. Review of Staff.................................       12
         6.7. Right o Inspection..............................       12
         6.8  Publicity.......................................       12
         6.9. Termination Notices, Liabilities................       12

7. Representation and Warranties of Purchaser.................       12
      7.1. Organization of Purchaser..........................       13
      7.2. Corporate Action by Purchaser......................       13

8. Purchaser's Due Diligence & Conditions Precedent to
       Closing................................................       13
      8.1. Representation, Warranties and Covenants...........       13
      8.2. Leases for Real Property...........................       13
      8.3. Third Party Payors.................................       13
      8.4. Licenses and Approvals.............................       13
      8.5. Sale of Assets.....................................       14
      8.6. Insurance..........................................       14
      8.7. No Materia Change..................................       14
      8.8. RestrictiveCovenant................................       14
      8.9. Payroll............................................       14

      8.10. Consents..........................................       14
      8.11. Financial Due Diligence...........................       14
      8.12. Corporate Authority...............................       14
      8.13. Opinion of Counsel for Seller.....................       14
      8.14. Certificate of Release............................       15
      8.15. Employment Agreements.............................       16
      8.16. Title to Assets...................................       16
      8.17. List of Creditors.................................       16
      8.18. Notice to Creditors, Indemnity....................       16
      8.19. Compliance with Bulk Sales Law....................       16
      8.20. Payment of Creditors..............................       16
      8.21. Failure of Conditions Precedent...................       17

9. No Assumption of Liabilities...............................       17

10.Indemnification............................................       17
      10.1. Indemnification of Purchaser by Seller............       17
      10.2. Indemnification of Seller by Purchaser............       17

11. Rights of Termination and Remedies for Default............       18
      11.1. Default by Seller.................................       18
      11.2. Purchaser's Right to Terminate....................       18
      11.3. Seller's Right to Terminate.......................       18

12. Miscellaneous.............................................       19
      12.1.Survival...........................................       19
      12.2. Disclaimer of Intent to become Partners...........       19
      12.3. Additional Documents..............................       19
      12.4. Notices...........................................       19
      12.5. Non-Assignment....................................       20
      12.6. Sole Agreement....................................       20
      12.7. Governing Law.....................................       20
      12.8. Successors........................................       20
      12.9. Captions..........................................       20
      12.10.Severability......................................       20
      12.11.Counterparts......................................       20
      12.12.No Waiver.........................................       21
      12.13.Attorney's Fees an Costs..........................       21
      12.14.Confidentiality...................................       21

SCHEDULE   1.1   TANGIBLE PERSONAL PROPERTY............................     23
SCHEDULE   1.2   LEASES and CONTRACT RIGHTS............................     24
SCHEDULE   2     EXCLUDED  ASSETS......................................     25
SCHEDULE   5.6   RESTRICTIVE COVENANT..................................     26
SCHEDULE   5.8   INDEBTEDNESS..........................................     27
SCHEDULE   5.9.4 PAYROLL RECORD........................................     28
SCHEDULE   5.9.5 EMPLOYEE FRINGE BENEFITS SCHEDULE.....................     29
SCHEDULE   5.9.6 INDEPENDENT CONTRACTOR  AGREEMENTS....................     30
SCHEDULE   5.15  EMPLOYEES.............................................     31
SCHEDULE   8.2   REAL PROPERTY LEASE...................................     32
SCHEDULE   8.5.1 BILL OF SALE..........................................     33
SCHEDULE   8.5.2 ASSIGNMENT OF INTANGIBLE RIGHTS.......................     34
SCHEDULE   8.5.3 ASSIGNMENT and ASSUMPTION AGREEMENT...................     35
SCHEDULE   8.15  JONES-FREEMAN EMPLOYMENT AGREEMENT....................     36

                           ASSET PURCHASE AGREEMENT

     This Asset Purchase Agreement (hereinafter the "Agreement") is made and entered into as of this 1st day of October, 1997, by and between Counseling Associates of Southwest Virginia, Inc., a Virginia corporation (hereinafter "Seller") with its registered office located at 2807 S. Main Street, Unit 110, Blacksburg, Virginia, 24060, and Pioneer Counseling of Virginia, Inc., a Massachusetts corporation (hereinafter "Purchaser") with its registered office located at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960.

      WHEREAS, Seller owns and operates a behavioral health care clinic located in Blacksburg, Virginia (hereinafter the "Business"); and,

      WHEREAS, Purchaser, a subsidiary of PHC, Inc., who is an owner and operator of health care facilities in several states, including Virginia, and who provides health care and management services for inpatient and outpatient mental health services for its facilities and for facilities owned by others; and,

      WHEREAS, Seller is the owner of and wishes to sell substantially all of the assets utilized in the operation of the Business, and the Purchaser is desirous of purchasing such assets upon the terms and conditions contained in this Agreement; and,

      WHEREAS, Purchaser desires to employ and/or cause Dianne Jones-Freeman (hereafter "Jones-Freeman") to be employed as the Chief Operating Officer of the behavioral health clinic to be operated by Purchaser in the Salem, VA area, and Jones-Freeman desires to be so employed, and

      WHEREAS, Purchaser desires to enter into a lease agreement for the premises currently occupied by the Seller, said premises being owned by Jones-Freeman and James Garrison, equally, for the purposes of establishing a behavioral health clinic in Blacksburg, Virginia; and

      WHEREAS, the Seller and Purchaser desire to memorialize their various understandings and agreements in connection with the foregoing matters pursuant to this Agreement;

      NOW, THEREFORE, for and in consideration of the mutual covenants and promises herein contained, and for other good and valuable consideration, the sufficiency and receipt of which is hereby severally acknowledged, the Seller and Purchaser agree as follows:

1. Assets to be Conveyed. On the terms and conditions set forth herein, Seller shall sell, assign, convey, transfer and deliver to Purchaser by instruments of transfer in a form reasonably satisfactory to Purchaser and its counsel, all right, title and interest in and to all of the assets of the Business (whether personal, mixed, tangible and intangible, absolute or contingent) owned by Seller or in which the Seller has any right, title or interest, wheresoever situated, whether or not the same are carried and/or reflected on the books and records of Seller, free and clear of all mortgages, liens, charges, claims, pledges, security interests or other encumbrances, unless specifically identified as an excluded asset in Paragraph 2, below, including the following (hereinafter collectively the "Assets"):

      1.1 Tangible Personal Property. All office equipment, goods, furniture, furnishings, trade fixtures, tools, machinery, materials, supplies, signs, vehicles, computers, telephones and telephone systems, all third party billing manuals and related materials, all patient files and records, all marketing materials, leasehold improvements and all tangible personal property owned by Seller and used in the operation of the Business including, but not limited to, those items listed in Schedule 1.1 attached hereto and incorporated herein by this reference, together with any replacements thereof or additions thereto made between the date hereof and the date of closing, less any retirements of the assets listed made in the ordinary and usual course of business in connection with the acquisition of similar property or assets;

      1.2. Leases & Contract Rights. All of the Seller's rights under all of the various leases, licenses, permits, approvals, purchase orders and commitments, contracts, prepaid expenses, patient deposits or co-payments, agreements and all similar items of the Seller as well as all agreements or instruments that pertain to the Business, the Assets (as hereafter defined), including, but not limited to, all purchase orders, sales and purchase contracts, machinery and equipment leases, other leases, subleases, permits, certificates of occupancy and any and all other agreements with independent contractors, suppliers, vendors, distributors, dealers, patients and other parties, including, but not limited to, the contract rights listed and identified on Schedule 1.2 attached hereto and incorporated herein by this reference. Notwithstanding the foregoing, Seller and Purchaser agree that Purchaser shall not be required to assume any leases or contracts whatsoever, if Purchaser, in its sole, uncontrolled and absolute discretion, determines that such leases and/or contracts are not necessary or desirable to it and which are identified by Purchaser prior to closing; excepting any that Purchaser was not provided notice of by its inclusion on said Schedule 1.2;

      1.3. Patient Lists. All of Seller's patient lists, mailing lists, lists of referral sources, claim submissions and collections lists, and all such patient files and other records as shall be necessary to the operation of the Business or which Purchaser shall reasonably require;

      1.4. Telephone Numbers. All of Seller's rights in and to all of the current telephone numbers utilized by Seller in connection with the Business;

      1.5. Books, Records & Promotional Materials. All of Seller's books, records, files and correspondence, display and promotional materials, brochures, mailers, circulars and all other documents and promotional materials used in connection with the operation of the Business;

      1.6. General Intangibles. All of Seller's marketing know-how and trade secrets of the Seller related to the Business, if any, including, but not limited to, all of Seller's confidential information, operation data, routines, developments, enhancements, price lists, patient and employee
documentation  (including,   but  not  limited  to,  all  purchasing  records,
property records, employment records, environmental compliance records, purchasing and billing records, insurance and claim records, personnel and payroll records and accounting records), supplier lists, manuals, files, operating instructions and any similar items related to the Assets and/or the Business;

      1.7. Goodwill & Claims. All of Seller's goodwill throughout the world, including, without limitation, the right to use the name "Counseling Associates" and any and all derivations thereof and all of the Seller's right, title and interest in and to all patents, trademarks, trademark applications and trade names, logos, service marks and any registrations or derivations thereof and any other tangible or intangible property, rights or claims relating to the Business and/or the Assets, currently owned, held, leased, relied upon, licensed or asserted by the Seller, including but not limited  to, all  rights,  claims  and choses in action of the Seller  against third parties related to the Business and/or Assets arising out of transactions or events occurring prior to the date of closing and all rights in, to and under all warranties and representations related to the Assets which were acquired by the Seller from the manufacturers, previous owners or holders of the Assets.

2. Excluded Assets. It is understood and agreed that the assets being sold to Purchaser do not include cash and those other items identified on
Schedule 2 attached hereto.

3.    Purchase Price and Allocation of Purchase Price

      3.1. Purchase Price. The purchase price payable by Purchaser to Seller for the Assets shall be:

      3.1.1. Cash Payment. Payment to Seller, at closing, in the amount of Fifty Thousand ($50,000.00) Dollars.

      3.1.2. PHC. Inc. Class A Common Stock. Payment, at closing, in the form of PHC, Inc. Class A Common Stock, with a fair market value of Seventy Five Thousand ($75,000.00) Dollars, based upon an average of the NASDAQ closing bid and ask price per share, for the five trading days proceeding the Closing date, (hereinafter the "Stock"), subject to the restrictions of Rule 144 of the Securities Act of 1933, which Stock shall be evidenced by appropriate certificates issued in the name of the Seller and delivered at the closing.

      3.1.3.         Additional Consideration.

            3.1.3.1. Future Payment. Payment to Seller in an amount equal to ten (10%) percent of the pre-tax profit of the Business, as defined above, for the three (3) years following the effective date of this Agreement.

                  3.1.3.1.1. Payment Date. Payment of any amount due under this paragraph shall be made no sooner than one hundred twenty (120) days after the anniversary of the effective date of this Agreement. For example, payment for the first year is due no earlier than December 29, 1998; second year, December 29, 1999; and, third year, December 29, 2000.

                  3.1.3.1.2. Pre-tax Profit Defined. The phrase "pre-tax profit" as used in this provision shall be defined as the total of collected revenue less total expenses, other than applicable state and federal income taxes, for an applicable twelve (12) month period.

                  3.1.3.2. Tail Coverage Purchaser agrees to purchase, on behalf of Seller, professional liability "tail" insurance coverage, for
Seller's Business, with policy limits of $1,000,000.00 per claim / $3,000,000.00 aggregate.

      3.2 Prorations. Expenses, including but not limited to, such items as rent and other occupancy expenses, power and utility charges, personal property taxes upon a due-date basis, based on the most recent assessment available, insurance premiums if policies are assigned to Purchaser, and prepaid and deferred items shall be prorated between Seller and Purchaser as of the date of closing, the prorations to be made and paid, insofar as feasible, on the date of closing. If the net result of the prorations is to increase the amount payable by Purchaser, the increase shall be paid to Seller at closing. All arrearages, if any, shall be paid from Seller's cash proceeds at closing or deducted from the Purchase Price payable by Purchaser hereunder.

     3.3. Allocation of Purchase Price It is agreed that the purchase price shall be allocated as follows:

            (a)   The  sum  of  ____________   and  00/100   ($___________.00)
                  Dollars for Assets  identified in Subsections 1.1, 1.2, 1.3,
                  1.4 and 1.5, inclusive, described above;

            (b)   The sum of  _________________  and 00/100  ($___________.00)
                  Dollars for the General Intangibles, Goodwill and Claims identified in Subsections 1.6 and 1.7, inclusive, above; and

            (c) The sum of Fifty Thousand and 00/100 ($50,000.00) Dollars for the Restrictive Covenant Agreement to be executed by the Seller(s) at the closing of this transaction pursuant to Section 5.6 below.

4. Closing. The consummation of this Agreement (hereinafter the "Closing") shall be held at such place as the parties may mutually agree upon or through the use of escrow agents, as the parties may agree. The Closing shall take place on or before September 1, 1997 (hereinafter the "Closing Date"). The Parties may agree in writing to extend the Closing Date without prejudice to either party. The closing of this transaction may occur through the use and exchange of facsimile signatures on the relevant documents.

5. Representations and Warranties of Seller. As an inducement to Purchaser to enter into and consummate this Agreement, Seller warrants and represents that:

      5.1. Organization & Standing. Seller is now, and on the date of Closing will be a corporation duly organized and existing in good standing under the laws of the Commonwealth of Virginia. Seller represents that it has the requisite power, authority, licensure and certification to own the Assets and to operate the Business as now conducted.

      5.2. Authority. Seller is the sole owner of the Assets, and has the full power and authority to enter into and to perform this Agreement. All corporate proceedings necessary to duly authorize the execution and delivery of this Agreement by the officer executing the same on Seller's behalf, have been duly taken in accordance with all applicable laws and this Agreement is the legal and binding obligation of Seller, enforceable in accordance with its terms and conditions against the Seller.

      5.3. Financial Statements. Seller has delivered to Purchaser relevant tax returns, income statements and balance sheets for the Business for the fiscal years ending 1995 through 1997 and monthly from January, 1997, through August, 1997, (hereinafter the "Financial Statements"). The Financial Statements have been prepared on a consistent basis in accordance with generally accepted accounting principals and practices consistently applied and fairly represent the financial condition of Seller at the relevant dates and the results of operations and the changes in financial position of the Seller for such periods. Three (3) days prior to Closing Seller shall deliver to Purchaser an income statement and balance sheet for the period ending July 31, 1997. If the Closing Date is extended, financial statements will be provided for the period of August 1, 1997, to the end of the calendar month immediately preceding the Closing.

      5.4. No Violation of Agreement. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated herein will violate or result in a breach of any condition of the Articles of Incorporation, Bylaws, or any amendments, renewals or modifications thereof, or violate or result in a breach of any condition of any agreement, lease, contract, judgment, decree, statute, rule or regulation applicable to Seller, or result in the creation or imposition of any security interest, lien, charge or encumbrance upon the Assets, except as provided herein, if any.

      5.5. Regulatory Compliance. The Business and the Assets are, and will be at the Closing Date, in compliance with all applicable federal, state and local laws, ordinances, codes, regulations and requirements.

      5.6. Restrictive Covenant. Seller, it's owners, managers and shareholders shall each execute Restrictive Covenants in the form and substance collectively attached hereto as Schedule 5.6, and incorporated herein by this reference and agrees to be bound thereby.

      5.7. Leases and Contracts for Personal Property. Seller owns all assets necessary to operate the Business. Seller does not lease any personal property, equipment or used in the conduct of the Business which are not identified on Schedule 1.2 attached hereto.

      5.8. Indebtedness. Seller has no indebtedness, either contingent or otherwise, other than as identified on Schedule 5.8 attached hereto and incorporated herein by this reference.

      5.9.        Contracts and Commitments.

            5.9.1. Purchase Commitments. Seller has no purchase commitments extending beyond the Closing Date which are in excess of the normal, ordinary, and usual requirements of the operation of the Business or at any excessive price;

            5.9.2. Collective Bargaining/Employment Agreements. Seller has no collective bargaining or employment agreements, nor any agreements that contain any severance or termination pay liabilities or obligations;

            5.9.3. Compensation Arrangements. Seller has no bonus, deferred compensation, profit sharing, or retirement arrangement, whether legally binding or not, nor does it presently pay any pension, deferred compensation, or retirement allowance to anyone;

            5.9.4. Employees. Seller has no employees except as identified in Seller's most recent payroll record attached hereto as Schedule
5.9.4 and incorporated herein by this reference to whom it pays compensation or renumeration in any other form or nature;

            5.9.5.      Benefits,   Seller  does  not  pay  any  compensation,
vacation, sick day allowances or other benefit programs to any of its employees which is not disclosed in Schedule 5.9.5 attached hereto; and

            5.9.6. Independent Contractors. Seller has disclosed the identity of all independent contractors and all pertinent information relating to their respective engagements or retention on Schedule 5.9.6 attached hereto and incorporated herein by this reference and has heretofore fully disclosed to Purchaser all written agreements between Seller and such independent contractors.

            5.10. Tax Returns and Payments. All federal, state and local tax payments, reports and returns required to have been paid or filed by Seller have been so paid or filed. Seller has paid or withheld all federal state and local taxes which were due and payable or required by law to have been withheld, respectively, to the date hereof, except those which are being contested in good faith by an appropriate proceeding. There are no unpaid assessments of federal or state income taxes or other federal, state or local taxes, including, but not limited to, personal property taxes, pending or assessed against Seller. Seller has made adequate provisions for all taxes, assessments, fees, penalties, interest, and all other governmental charges which were, or may become, payable with respect to it at any time as a result of events occurring on or before the Closing Date, which will in any way affect the licensure or operation of the Business or ownership of the Assets by Purchaser.

            5.11. Litigation and Other Proceedings. Except as otherwise described herein, there is no litigation, arbitration, or other legal proceeding or administrative proceeding pending or threatened against the Business or the Assets, which might affect the operation of the Business or the Assets, or its authorization to operate behavioral health programs under the applicable provisions of Virginia or federal law, and Seller is not in default in any respect of any order or any decree or rule of any court or governmental authority which may have jurisdiction over Seller or the
Assets.   Seller  possesses  all  permits  and  licenses   necessary  for  the
operation of the Business, and otherwise operates the Business in material compliance with all applicable laws, regulations, and ordinances.

            5.12. Broker. No broker, finder or agent has been engaged by Seller or Purchaser in regard to the sale of the Assets and Seller and Purchaser hereby agree to indemnify each other, defend each other and hold each other free and harmless from and against any and all liability, loss, costs, damage, and expense including without limitation, reasonable attorneys' fees and costs of litigation any party shall ever suffer or incur because of any claim by any broker, or any agent thereof, whether or not meritorious, for any fee, commission, or other compensation with respect to this Agreement or to the sale of the Assets.

            5.13.       Insurance.    Seller   has   continuously   maintained
insurance for professional liability, general liability, casualties and hazards relative to the Business and the Assets, since _________, 19_____.

            5.14. Notices. Seller is not aware of and has not received any communications from any insurance companies, third party payors, governmental agencies or from any other parties of any conditions, defects or inadequacies with respect to the leaseholds utilized by the Business or the Assets, (including health hazards, state or local notices relating to health care licensing, certificate of need status, or dangers, nuisance or waste, which, if not corrected, would result in termination of insurance coverage or increase its cost) or from governmental agencies or any other parties with respect to any violations of building codes and/or zoning ordinances or other governmental laws, regulations or orders with respect to the leaseholds or the Assets, pending or threatened condemnation proceedings with respect to any of the leaseholds utilized by the Business, or any other modification of the zoning classification, or of any building or environmental code requirements applicable to such leaseholds or any part thereof. Seller shall immediately notify Purchaser of any violations or conditions of which Seller receives notice (whether written or oral).

            5.15. Employees. There are no employees of Seller or of any affiliate of Seller currently employed in the operation and/or maintenance of the Business Assets, other than as shown on Schedule 5.15 attached hereto. Schedule 5.15 attached hereto also sets forth as of the date of this Agreement a complete list and description of all fringe benefits, including hospitalization insurance, accident and health insurance, disability insurance, death insurance, vacation policies, meals and lodging policies and parking policies along with true, correct and complete copies of all contracts and disclosures related thereto. As of the date of this Agreement, there are no pension, retirement, incentive or other similar arrangements or plans to which Seller is bound.

            5.16. Employment Laws. Seller has complied in all material respects with all applicable state, federal and local laws and regulations respecting employment and employment practices, terms and conditions of employment, wages and hours and other laws and regulations related to employment of employees of the Seller, the Assets or of agents of Seller, and there are no arrears in the payment of wages, withholding or social security taxes, unemployment insurance premiums or other similar obligations other than in the ordinary course of business and no impediment to termination of service of any such employees.

            5.17. Cost Reports All rate setting forms or cost reports which Seller has been required to file as of the Closing Date with any state or federal authority or other third party payor, have been timely filed and accurately reflect the costs of the operation of the Business.

            5.18. Third Party Billing. All billings submitted to third party payors, including but not limited to Medicare and Medicaid, have been within payment guidelines, for services actually provided, and not false or fraudulent in any fashion.

            5.19. Bankruptcy & Insolvency, No bankruptcy, insolvency, petition for dissolution, rearrangement, surrender, assignment for the benefit of creditors, private or public sale, auction or similar action involving the Business or the Assets, whether voluntary or involuntary, is pending or threatened, and Seller has not:

            (a)   filed a voluntary petition in bankruptcy;

            (b) been  adjudicated  as  bankrupt  or  insolvent  and is not the subject of any petition or action seeking any reorganization, arrangement, recapitalization, readjustment, liquidation, dissolution or similar relief under any Federal bankruptcy act or any other laws;

            (c)  sought  or  acquiesced  in the  appointment  of any  trustee, receiver or liquidator of all or any substantial part of its properties, the Business Assets, personal property or any portion thereof; or

            (d) made an assignment  for the benefit of creditors,  surrendered or abandoned any of the Assets, agreed to sell or auction any of the Assets for the benefit of creditors or admitted in writing its inability to pay its debts generally as the same become due.

            (e)  Seller  is  not  anticipating  or  contemplating  any  of the actions set forth in (a) through (d) of this subsection.

            5.20 Information Not Misleading. All the information concerning Seller, the Assets and all reports, contracts, or other items obtained by Purchaser pursuant to this Agreement are true, complete and correct in all respects and fairly present the information set forth in a manner that is not misleading and Seller has not omitted any information required to be included in order to make the information furnished not misleading.

             5.21. Audits. There have been no Medicare, Medicaid, or private insurance audits within the thirty-six (36) month period preceding the date of this Agreement and Seller has not been informed of any recoupment claims.

             5.22. Trade Name. Seller represents, warrants, and covenants that Seller has the exclusive right to use the trade name "Counseling Associates" and any other names used now or in the past in association with the Business, and Seller has not granted and will not grant to any other person, firm, or corporation the right to use such trade names.

             5.23.      Leaseholds.   Seller  leases  the  following  improved
commercial premises under the terms of certain lease agreements, and Seller has heretofore delivered true and accurate copies of all such lease agreements and any amendments, renewals, extensions, riders and/or modifications thereof to Purchaser:

             (a) Counseling Associates of Southwest Virginia, Inc. 2807 S. Main St., Unit 110
                  Blacksburg, VA 24060

            5.24. Patient Payments & Third Party Payor Contracts. There are no advances or pre-payments made by clients for services not rendered, or to be rendered, prior to the Closing Date, other than those accounted for to Purchaser, and transferred to Purchaser as an item listed in
Schedule 1.2. There are no third party payor managed care agreements existing between Seller and any third party payor, other than those specifically approved by Purchaser, which obligate Seller to provide professional services beyond the Closing Date.

            5.25. Seller's Responsibilities. Seller shall remain responsible for all liabilities, including but not limited to, the payment of compensation of the employees of the Business including any and all accrued benefits and the amounts payable, for the period prior to the Closing Date. The accounts receivable for the period prior to the Closing Date shall remain the assets of Seller. After the Closing Date, any monies collected by Purchaser for the period prior to the Closing Date will be forwarded to Seller upon receipt.

            5.26.       Consultants.   There  are  no  consultants  of  Seller
currently employed in the operation and/or maintenance of the Business or the Assets.

6.    Covenants of Seller,

      6.1. Condition of Personal Property. Seller represents and warrants that, subject to ordinary wear and tear, all Tangible Personal Property as identified in Subsection 1.1 above shall be in good working order, condition and repair through the Closing Date.

      6.2. Access and Preparation of License Application. Seller agrees to use best efforts to assist Purchaser in making application for all necessary licenses and permits required for the operation of the Business by Purchaser. Seller will provide whatever access, materials, expertise and information reasonably requested in connection with any licensing or permitting authority review, including, but not limited to, Medicare, Medicaid and other third party payors. Seller will likewise cooperate with any efforts of Purchaser to obtain contracts with or certification by any third party payor or insurer. Until this transition is complete, and Seller has obtained all necessary licenses, contracts and certifications, Seller will allow Purchaser to operate under Seller's license and certifications to the extent allowable by law.

      6.3. Ordinary Course of Business. From the date hereof to the Closing Date, Seller shall conduct its operation of the Business only in the ordinary course thereof, will take all necessary action to preserve the goodwill and operation of such Business, and will make no material change in the operation of such Business nor enter into any material contract creating an obligation extending after the Closing in excess of Five Hundred and 00/100 ($500.00) Dollars or incur any material liability without the written consent of Purchaser, which consent shall not be unreasonably withheld.

      6.4. Compensation. From the date hereof through the Closing Date, except upon the prior written consent of Purchaser, Seller will not increase any salary or other form of compensation payable, or to become payable, to any of its employees or independent contractors or make any other severance or retirement arrangement with any such employees or independent contractors.

      6.5. Insurance. From the date hereof through the Closing Date, Seller shall maintain insurance on the Business at the same levels as is maintained on the date hereof

     6.6.        Review  of  Staff.   Seller   shall   allow   Purchaser   an
opportunity to review the credentials and employment histories of all current staff, inclusive of all employees and independent contractors of the Business upon execution of this Agreement. Seller further agrees to provide Purchaser, prior to the time of closing of this transaction, copies of credentials and licenses for all employees and/or contractors providing patient care services at the Clinic.

      6.7. Right of Inspection. Prior to the Closing, Purchaser and its officers, employees, attorneys and agents shall be entitled during normal business hours, to inspect the leasehold identified in Subsection 5.23 above, the books, documents and records relating to the Assets, and to make copies of the same, and Seller agrees to furnish such information relating to Seller and the Assets as Purchaser reasonably may request and to permit Purchaser and such persons to consult with the officers, employees, attorneys and agents of Seller for the purpose of determining the accuracy of the covenants, representations and warranties made herein. Seller shall cooperate with Purchaser, and cause its employees and independent contractors to cooperate with Purchaser, as necessary and reasonable to insure a smooth transition of ownership of the Business.

      6.8. Publicity. All press releases, filings and other publicity concerning the transactions contemplated hereby will be jointly coordinated and will be subject to review and approval by both Seller and Purchaser, such approval not to be unreasonably withheld or delayed.

      6.9. Termination Notices, Liabilities. Seller shall deliver appropriate notices of termination to all Seller's personnel on the Closing Date, to be immediately effective. Seller shall be responsible for all unpaid wages, fringe benefits (including any unpaid or unfunded liabilities under any employee benefit plan as that term is defined under Section 3(3) of ERISA), income tax withholdings, social security taxes, unpaid sick pay and vacation pay, unemployment taxes and other such expenses and/or liabilities with respect to all such personnel accruing or arising or otherwise attributable to the period prior to closing. Seller further represents and warrants to Purchaser that no liability under Title IV of ERISA has been incurred by Seller since the effective date of ERISA which has not been fully satisfied and paid in full. Moreover, the Seller has not engaged in any transaction which could be subject to liability under Section 4069 of ERISA. In addition, Seller shall serve all necessary notices and/or reports to the Virginia employment authorities and/or as otherwise required by state or federal law prior to closing and provide Purchaser with the required disclosure form(s) on or before the Closing Date. In no event shall Purchaser be responsible, as a successor employer or otherwise, for any of such liabilities, all of which shall be discharged by Seller.

7.   Representation and Warranties of Purchaser.

      7.1.  Organization  of  Purchaser.   Purchaser  is  a  corporation  duly
organized, existing and in good standing under the laws of the Commonwealth of Massachusetts.

      7.2. Corporate Action by Purchaser. Purchaser has full power and authority to enter into and perform this Agreement, all corporate proceedings necessary to duly authorize the execution and delivery of the Agreement by the officer or officers executing the same on Purchaser's behalf have been taken and this Agreement is the legal and binding obligation of Purchaser, enforceable in accordance with its terms and conditions applicable to Purchaser.


8. Purchaser's Due Diligence & Conditions Precedent to Closing. Purchaser shall not be obligated to purchase the Assets nor is it bound by any of the terms of this Agreement until all of the following conditions are met, any one or all of which may be waived by Purchaser in writing:

      8.1. Representation Warranties and Covenants. The representations and warranties of Seller contained in this Agreement shall be true and accurate in all material respects at and through the Closing as though such representations and warranties were made on that date and Seller shall have performed all covenants and agreements on its part required to be performed on or before the Closing Date which are specifically authorized or contemplated by this Agreement.

      8.2. Leases for Real Property. Purchaser shall have executed a valid, legally enforceable lease for the leasehold identified in Subsection 5.23, above upon terms acceptable to Purchaser. Such Lease Agreement shall provide occupancy rights to Purchaser effective coincident with the Closing Date on terms and conditions acceptable to Purchaser. If Purchaser leases the leasehold from Seller, or it's owner, manager or shareholder, then a copy of said lease shall be attached hereto as Schedule 8.2.

      8.3. Third Party Payors. Purchaser shall have satisfied itself that there will be adequate insurance and third party payor reimbursement available for patients who will be treated for behavioral health services by the Business as intended to be operated by Purchaser.

      8.4. Licenses and Approvals. Purchaser shall have obtained all necessary licenses, permits and approvals to occupy the leasehold identified in Subsection 5.23 above or suitable alternative premises and has made application for all necessary licenses, permits and approvals to operate said premises for the provision of behavioral health services.

      8.5. Sale of Assets. Seller shall sell, convey and transfer to Purchaser the Assets by delivering to Purchaser the Bill of Sale in the form attached hereto as Schedule 8.5.1, an Assignment of Intangible Rights in the form attached hereto as Schedule 8.5.2, and an Assignment and Assumption Agreement in the form attached hereto as Schedule 8.5.3, and any other forms of documentation requested by Purchaser.

      8.6.        Insurance.   Purchaser  shall  have  obtained   general  and
professional   liability   insurance   coverage  in  amounts  Purchaser  deems
necessary to operate the Business.

      8.7. No Material Change. The business affairs and financial condition of the Business and/or any of the Assets shall not have been, or shall not be threatened to be, adversely affected in any way as a result of fire, explosion, earthquake, disaster, accident, labor trouble or dispute, any action by the United States or any other governmental authority, civil disturbances, uprising, activity of armed forces, or Act of God or public enemy which has not been disclosed or provided for in this Agreement.

      8.8. Restrictive Covenant. Seller, including its owners, managers and shareholders, shall have each executed a Restrictive Covenant in the form and substance collectively attached hereto as Schedule 5.6 and incorporated herein by this reference.

      8.9. Payroll. Purchaser shall have received from Seller a copy of the most recent payroll register for the Business with evidence that all employees and independent contractors of Seller have been compensated up to the Closing Date.

      8.10. Consents. At the Closing, Seller will furnish to Purchaser written consents from third parties to Purchaser's assumption and use of any and all tradenames, trademarks, goodwill and other Business Assets referred to in Section 1.

      8.11. Financial Due Diligence. Purchaser shall have had an opportunity to conduct financial due diligence with respect to Seller's detailed business records for the thirty six (36) month period prior to the execution date of this Agreement.

      8.12. Corporate Authority. Seller shall have complied fully with the laws of the Commonwealth of Virginia relevant to the transactions contemplated herein. Seller shall provide to Purchaser a copy of the necessary corporate resolutions to duly approve the execution, delivery and performance of this Agreement by Seller.

      8.13. Opinion of Counsel for Seller. Purchaser shall have received from counsel to Seller, ten (10) days prior to the Closing Date, a written opinion letter (which shall be limited to the laws of Virginia) addressed to Purchaser in form and substance to the effect that:

      (a) Seller has the full power and authority to execute and deliver this Agreement and such other documents contemplated hereby.

      (b) The execution, delivery and performance of this Agreement and such other documents contemplated hereby have been duly authorized by all requisite corporate actions of Seller and this Agreement and such other documents contemplated hereby, have been duly executed and delivered by Seller.

      (c) This Agreement and such other documents as contemplated hereby are legal, valid and binding obligations of Seller and are enforceable against them in accordance with their respective terms, except as limited by general equity principles (whether considered in a proceeding at law or at equity) and by bankruptcy, insolvency, reorganization, moratorium and other laws affecting the enforcement of creditors' rights generally.

      (d) To the knowledge of counsel after due inquiry, the execution and delivery by Seller of this Agreement and the consummation by Seller of the transactions contemplated hereby will not be or result in a violation of any statute or regulation of any governmental authority or of any decree, order, or judgment and will not be or result in a violation or constitute a default or ground for revocation under any contract, agreement, indenture, license or instrument known to such counsel to which Seller is a party or by which Seller is bound.

      (e) The shareholders of Seller have approved the transfer of the Business and Assets by Seller to Purchaser pursuant to this Agreement.

      (f) To the knowledge of counsel after due inquiry, Seller is not a party to any pending litigation or any proceeding before any court or government department or agency which might affect the subject transaction, and such counsel does not know of any such threatened litigation or proceeding against Seller.

      8.14. Certificate of Release, Purchaser shall have received a Tax Clearance Certificate from the Commonwealth of Virginia stating that, as of a date not more than five (5) days before the Closing Date, no contributions, interest, or penalties are due to the Commonwealth of Virginia from the Seller.

      8.15. Employment Agreements, Purchaser shall enter into an employment agreement with Jones-Freeman in the form and substance attached hereto as Schedule 8.15, and incorporated herein by this reference (hereinafter the "Employment Agreement").

      8.16. Title to Assets, Seller shall order, and provide to Purchaser, a Uniform Commercial Code Search Report relative to the Assets and Business from the Commonwealth of Virginia and conduct any additional examinations and investigations which are deemed necessary or desirable with respect to the condition of title in and to the Assets and Business.

      8.17. List of Creditors. Seller, not less than thirty (30) days prior to closing, will furnish to Purchaser, in accordance with the requirements of Article Six of the Uniform Commercial Code, a list of its existing creditors, signed and sworn by Seller, and containing the names and business addresses of all existing creditors of Seller, with the amounts due to each creditor, and also the names of all persons who are known to Seller to assert claims against Seller even though such claims are disputed. Seller and Purchaser will prepare schedules of property to be transferred, sufficient to identify such property, in accordance with the Bulk Sales and other requirements of the Uniform Commercial Code.

      8.18. Notice to Creditors, Indemnity. Seller acknowledges that, in accordance with the provisions of the Uniform Commercial Code, Purchaser intends to deliver or send appropriate notices to all persons shown on the list of creditors furnished by Seller and to other persons, if any, who are known to Purchaser to hold or assert claims against Seller. Seller will cooperate with Purchaser in all matters relating to such notice and will furnish any additional information that may be required by Purchaser to satisfy the statutory provisions in this regard. Such additional information shall include, but not be limited to, the names and business addresses of persons who become creditors of Seller before the Closing Date as well as persons who assert claims against Seller even though disputed.

      8.19. Compliance with Bulk Sales Law. Seller shall comply with all applicable requirements of the Uniform Commercial Code and Virginia law relative to the sale of the Assets and Seller hereby agrees to indemnify, defend and hold Purchaser harmless from any and all damages which may result from the actions and/or omissions of Seller in connection with the sale and transfer of the Assets.

      8.20. Payment of Creditors. Except as otherwise provided herein, Seller shall pay in full all of its creditors as of the Closing Date to the extent their claims are undisputed, or to effectuate a plan of payment, giving priority to tax authorities, and shall provide Purchaser with certificates of tax liability or tax clearance certificates from the Commonwealth of Virginia as soon as possible. If such certificates reflect a tax liability on the part of Seller to the Commonwealth of Virginia, Purchaser shall be entitled to pay such amounts as may be shown as owing on the certificates of tax liability from the cash proceeds due at closing or deduct same from the purchase price.

      8.21. Failure of Conditions Precedent. In the event the foregoing conditions precedent, contained in Sections 8.1 through 8.20, inclusive, cannot be satisfied prior to the Closing Date and are not waived by Purchaser, this Agreement shall be null and void. Purchaser shall use its best efforts in good faith to bring about the fulfillment of all conditions within its control set forth in this Section 8. Without waiving any rights with respect to representation, warranties and covenants made by Seller in this agreement, Purchaser agrees that by proceeding with the Closing, all conditions precedent to the obligations of Purchaser have been met to Purchaser's satisfaction.

9. No Assumption of Liabilities. Purchaser shall assume no liabilities of any kind or nature of Seller or any liabilities of any kind or nature arising out of the Business conducted with respect to the Assets through the Closing Date. Seller shall assume no liabilities of any kind or nature of Purchaser or any liability of any kind or nature arising out of the business conducted by Purchaser after the Closing Date.

10.   Indemnification.

      10.1. Indemnification of Purchaser by Seller. Seller hereby indemnifies and holds Purchaser, its directors, officers, employees and agents harmless from: (a) any and all liabilities and obligations or claims against Seller, and from all liabilities and obligations or claims arising out of the operation of the Business through the Closing Date, or claims arising out of the winding up, dissolution, or conduct of other business of Seller, if any, including, but not limited to, any and all liabilities, obligations, claims, fines, penalties or similar charges levied upon the Business due to the non-compliance of Seller with any applicable federal, state and local laws, ordinances, codes, regulations and requirements; (b) any damage or deficiency due to breach of warranty, misrepresentation, or nonfulfillment of any agreement on the part of the Seller under this Agreement; (c) with respect to all actions, suits, proceedings, demands, assessments, judgments, costs and expenses connected with the foregoing including without limitation reasonable attorney's fees and expenses. For purposes of satisfying any claim under this indemnification provision, Purchaser shall have all remedies available under this indemnification provision and applicable law.

      10.2. Indemnification of Seller by Purchaser. Purchaser shall indemnify and hold Seller, its directors, officers, employees and agents harmless from (a) any and all liabilities, claims, actual damage, loss, cost or expense arising out of the conduct of the business after the Closing Date by the Purchaser, if any; including, but not limited to, any and all liabilities, obligations, claims, fines, penalties or similar charges levied upon the Business due to the non-compliance of Purchaser with any applicable federal, state and local laws, ordinances, codes, regulations and requirements; (b) any actual damage, loss, cost or expense arising out of the breach of any warranty, misrepresentation, or nonfulfillment of any agreement on the part of Purchaser under this Agreement; and, (c) with respect to all actions, suits, proceedings, demands, assessments, judgments, costs and expenses connected with the foregoing, including without limitation reasonable attorney's fees and expenses.

11.   Rights of Termination and Remedies for Default.

      11.1. Default by Seller. In the event that all of the conditions precedent set forth in Section 8 of this Agreement have been satisfied or waived by Purchaser on or prior to the Closing Date and Purchaser is ready, willing and able to proceed with the Closing, but Seller is unable, unwilling or refuses to consummate the Closing in accordance with the terms and conditions of this Agreement, or in the event that Seller is otherwise in breach of this Agreement, Purchaser shall have the right to pursue all other remedies available at law or equity.

      11.2. Purchaser's Right to Terminate. If any one or more conditions set forth in Section 8 has not been fulfilled or satisfied through no fault of Purchaser and not waived in writing by Purchaser on or prior to the Closing Date, then Purchaser, at its option, may terminate this Agreement, effective upon the receipt by Seller of written notice of such termination. In the event of any such termination of this Agreement, all of Seller's and Purchasers obligations hereunder shall terminate without further loss, cost, damage, claim, right or remedy in favor of any Party, and none of the Parties hereto shall have any further liability or responsibility to the other without the need to exchange releases to confirm same, except that Seller shall be responsible for all costs and fees incurred by Purchaser on account of this transaction.

      11.3. Seller's Right to Terminate. In the event that Purchaser is unable to close by _______________, 1997, and the Parties have not mutually agreed to an extension and this inability to close is not due to Seller's default, then Seller shall be entitled to terminate the transaction; provided, however, if non-satisfaction of the condition set forth in Section
8.2 is the sole cause of Purchaser's inability to close by _______________, 1997, Seller hereby agrees not to terminate the transaction. In the event of a termination of this transaction under this Section 11.3, all of Purchaser's obligations hereunder shall terminate without further loss, cost, damage, claim, right or remedy in favor of any Party, and none of the Parties hereto shall have any further liability or responsibility to the other without the need to exchange releases to confirm same.

      11.4. Default by Purchaser. In the event that Seller is ready, willing and able to proceed with the Closing and Purchaser fails to complete the transactions contemplated in this Agreement, which failure is due exclusively to the unwillingness, inability or refusal of Purchaser to fulfill its obligations at such Closing, other than pursuant to Purchaser's right to terminate under any provision of Section 11.2, then Seller may terminate this Agreement. Seller shall also have the right to pursue all other remedies available at law or equity.

12.   Miscellaneous.

      12.1. Survival. All representations, warranties and covenants of Seller and Purchaser contained herein shall survive the Closing.

      12.2. Disclaimer of Intent to become Partners. The Parties, by the execution of this Agreement, do not intend to become partners or joint venturers.

      12.3. Additional Documents. Purchaser and Seller will, at any time before, at or after the Closing Date, sign, execute and deliver, or cause others to do so, all such documents and instruments to do, or cause to be done, all such other acts and things as may be reasonable and necessary to carry out the provisions of this Agreement.

      12.4 Notices. Any notice, request or other communication to be given by any party hereunder shall be in writing and shall be sent by registered or certified mail, or overnight delivery, postage prepaid, addressed as follows:

      (a)    If to Seller, to:                         Dianne Jones-Freeman

                                    _____________________________

                                    _____________________________




         With a copy to:            Bruce Stockburger, Esq.
                                    Gentry, Locke, Rakes & Moore
                                    10 Franklin Rd. S.E. Ste. 800
                                    Roanoke, VA. 24038-0013

            or to such other person or place as Seller shall furnish to Purchaser in writing, or

      (b)    If to Purchaser, to:   Bruce A. Shear, President
                                    Pioneer Counseling of Virginia, Inc.
                                    200 Lake Street, Suite 102
                                    Peabody, MA 01960

      With a copy to:               Philip Cwagenberg, Esq.
                                    Ishbia & Gagleard, P.C.
                                    251 Merrill Street, 2nd Floor
                                    Birmingham, Michigan 48009

            or to such other person or place as Purchaser shall furnish to Seller in writing.

      12.5. Non-Assignment. Except as otherwise provided herein, the rights under this Agreement may not be assigned, nor obligations delegated, by either party hereto without the prior written consent of the other, which shall not be unreasonably withheld, except that without such consent Purchaser may assign its rights herein to any corporation, partnership or other entity or individual affiliated with Purchaser. In such case, Purchaser's assignee shall be substituted for Purchaser in all respects as if such assignee were the original Purchaser hereunder.

      12.6. Sole Agreement. This Agreement may not be amended or modified in any respect whatsoever except by instrument in writing signed by both the Purchaser and the Seller. This Agreement, including its schedules and those documents specifically incorporated by reference, constitutes the entire agreement between the Parties with respect to the subject matter hereof and supersedes all prior negotiations, discussions, writing and agreements between them.

      12.7.       Governing  Law.  This   Agreement   shall  be  governed  and
construed in accordance with the law of the Commonwealth of Virginia.

      12.8. Successors. All the terms of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the Seller and Purchaser and their respective successors and assigns, subject to the provisions of Section 12.5 hereof.

      12.9.       Captions.   The   captions   of  this   Agreement   are  for
convenience of reference only and shall not define or limit any of the terms or provisions hereof.

      12.10. Severability. Should any one or more of the provisions of this agreement be determined to be invalid, unlawful or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions thereof shall not in any way be affected or impaired thereby, unless the absence of such invalid, unlawful or unenforceable provision will frustrate the purpose of this Agreement.

      12.11. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

      12.12. No Waiver. Except as provided herein, no failure to exercise and no delay in exercising, on the part of the Purchaser, any right, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other right, power or privilege. The rights provided in this Agreement shall be cumulative and not exclusive of any rights provided by law.

      12.13. Attorney's Fees and Costs. Each party to this Agreement shall pay its' own out-of-pocket charges and expenses (including without limitation attorneys' fees) incurred in connection with the negotiation, preparation and execution of this Agreement. In connection with any litigation with respect to this Agreement, the prevailing party, whether Purchaser or Seller, shall be entitled to recover all costs incurred, including reasonable attorneys' fees for services rendered in connection with such litigation, including appellate proceedings and post-judgment proceedings.

      12.14. Confidentiality. Seller and Purchaser, and their respective principals, partners, directors, shareholders and officers agree that they will maintain in confidence: (1) the terms of this Agreement; (2) the identity of the parties hereto and their respective partners, principals, shareholders, officers and directors; (3) the pendency of the transaction; and (4) all confidential information obtained relative to this transaction; and such persons and entities shall not disclose the same prior to the Closing Date, to any person or entity, other than their respective legal counsel, accountants and other agents and representatives, to Seller's landlords as necessary to obtain their consent to the assignment of leases to Purchaser, and to appropriate regulatory commissions, as may be necessary to permit the consummation of this transaction. In addition, Seller and its principals agree that they will not disclose, at any time after the Closing Date, the identity of the principals of Purchaser without the prior written consent of Purchaser and its principals. This confidentiality provision shall be binding upon and inure to the benefit of the parties hereto and their respective principals and shall survive the closing of this transaction. For purposes of this Agreement, confidential information shall be defined as proprietary information, or information from which the circumstances, in good faith and conscience, should be treated as confidential, which includes, but is not limited to, information regarding trade secrets, price lists, patient lists, assets, liabilities or other information regarding the business of Seller or Purchaser which may be acquired in connection with, incident to or as a result of the performance of the terms and conditions contained in this Agreement.

      IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.


WITNESSES                           "PURCHASER"

___________________________________ Pioneer Counseling of Virginia, Inc.,
                                    a Massachusetts corporation

                                    By:  ______________________________
__________________________________            Bruce A. Shear
                                              Its: President

                                    "SELLER"

__________________________________  Counseling Associates of Southwest
                                    Virginia, Inc.,
                                    a Virginia corporation

                                    By:    _____________________________
__________________________________              Diane Jones-Freeman
                                                Its: President

                                     and

__________________________________  By:    _____________________________
                                               James Garrison
__________________________________             Its: Vice President






F:\DATA\PIONEER\CASV\APA.5

                       RESTRICTIVE COVENANTS AGREEMENT

      THIS RESTRICTIVE COVENANT AGREEMENT (hereafter referred to as the "Agreement"), made and entered into as of the _________ day of ___________________, 1997, by and among Pioneer Counseling of Virginia, Inc., a Massachusetts corporation (hereinafter "Purchaser") with its registered office located at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960, and Counseling Associates of Southwest Virginia, Inc., a Virginia corporation (hereinafter "Seller") with its registered office located at 2807 S. Main Street, Unit 110, Blacksburg, Virginia, 24060.

                                 WITNESSETH:

     WHEREAS, on ___________, 1997, Seller and Purchaser entered into an Asset Purchase Agreement (hereafter the "APA"), wherein Seller agreed to sell, and Purchaser agreed to Purchase, substantially all of the assets of Seller's behavioral health clinic in Blacksburg, Virginia; and,

     WHEREAS, in addition to the APA described above, Dianne Jones-Freeman, a principal of Seller, is to be employed by Purchaser under the terms of an Employment Agreement (hereafter the "EA") between the parties executed contemporaneously with the APA and this Agreement; and

     WHEREAS,, in light of the purposes and particulars of the APA and the EA, Purchaser has required from Seller that it provide this Agreement as part of the consideration for the complete transaction between the parties; and,

     WHEREAS, Purchaser has represented to Seller that without the promises and representations contained in this Agreement that it would not agree to enter into either the APA or the EA;

     WHEREAS, the parties hereto acknowledge and agree that the consideration recited in the APA, the receipt and adequacy of which is confessed and acknowledged, shall be, and is, sufficient consideration to support this agreement, and all other contemporaneous agreements, between the parties;

     NOW, THEREFORE, in consideration of the mutual covenants and conditions contained in the APA and EA and as hereinafter contained, the parties hereto do hereby agree as follows:

1. Covenant Not To Compete. Seller agrees that for a period of five (5) years from date of execution of this Agreement, that it shall not, for itself or as a representative, employee, agent, partner, stockholder, independent contractor, joint venturer or otherwise:

      a. Engage, directly or indirectly, in the same or similar behavioral health business as Purchaser or any of its affiliated companies, at any location within the state of Virginia (referred to as the "Prohibited Area"); and,

      b. Provide professional behavioral health services of any kind to any patients of the Seller (either active patients existing at the time of the closing of the underlying transaction, or inactive patients who had received any treatment within the eighteen (18) month period preceding closing of the underlying transaction); and,

      c. Solicit, directly or indirectly, any patients of the Seller (either active patients existing at the time of the closing of the underlying transaction, or inactive patient who had received any treatment within the eighteen (18) month period preceding closing of the underlying transaction) for services similar to or of the same nature as that provided by Purchaser or any facility or clinic owned and/or operated by Purchaser, or any affiliated organization; and,

      d. Solicit, counsel, or induce any employee, or contractor, of Purchaser, or any facility and/or clinic owned and/or operated by Purchaser, or any affiliated organization, to terminate their relationship and/or position with Purchaser, or any facility or clinic owned and/or operated by Purchaser, or any affiliated organization; and,

      e. Request, counsel or otherwise advise any patients of Purchaser, or any facility or clinic owned and/or operated by Purchaser, or any affiliated organization, to curtail withdraw or cancel any of their business with the Purchaser, or any facility and/or clinic owned and/or operated by Purchaser, or any affiliated organization.

            For purposes of this Agreement, patients shall be defined as individuals for whom Purchaser, or any facility and/or clinic owned and/or operated by Purchaser, or any affiliated organization, has, in the past, presently or at the time of termination of this Agreement, provided professional services in the ordinary course of its business.

            Any notice provided for by this Agreement shall be in writing and may be given by personal delivery, or by mailing it by certified mail, return receipt requested, or by overnight delivery, to Purchaser or to Seller at the respective addresses set forth in the APA, or such other address as Purchaser or Seller shall specify by written notice to the other parties delivered in accordance with this Section

2. Non-Solicitation of Referral Sources. Seller further agrees that for a period of five (5) years from date of execution of this Agreement it will not, directly or indirectly, whether as an officer, director, shareholder, partner, proprietor, associate, manager, employee, representative or consultant, become or be interested in or associated with, within the Prohibited Area (except on behalf of the Purchaser, its successors or assigns, except as provided herein), or in any capacity, solicit, directly or indirectly, any business in the Prohibited Area from any person, corporation, firm, partnership, referral source or other entity whatsoever which conducted business, was employed, served as an independent contractor, or was otherwise similarly engaged, with Seller prior to the date hereof; and,

3. Non-Disclosure of Confidential Information. Seller further agrees that for a period of five (5) years from date of execution of this Agreement, it shall not, directly or indirectly, whether as an officer, director, shareholder, partner, proprietor, associate, manager, employee, representative or consultant, become or be interested in or associated with, advise or disclose to any person, corporation, firm, partnership or other entity whatsoever (except Purchaser), or any officer, director, stockholder, partner, associate, employee, agent or representative of any such partnership, firm or corporation, any information, including without Imitation, information concerning Purchaser's past or present customers or patients, prospective customers or patients, staff, contemplated acquisitions, trade secrets, discoveries, ideas, methods, market investigation, surveys, research, know-how or any other non-public information relating to the business and objectives of Purchaser unless the same has become public by means other than that prohibited hereunder and then only to the extent it has become public.

4 Non-Recruitment. Seller further that for a period of five (5) years from date of execution of this Agreement that it will not, directly or indirectly, whether as an officer, director, shareholder, partner, proprietor, associate, manager, employee, representative or consultant, become or be interested in or associated with, induce or attempt to influence any employee, agent, servant, referral source, contractor, or independent contractor of Purchaser, or an affiliate, or any former employee, agent, servant, referral source, contractor or independent contractor of any of Seller to terminate his or her employment or contracted relationship with Purchaser, or the affiliate, or to accept employment, or otherwise become contractually engaged, with another entity in the mental health industry.

            The term "former employee, agent, servant, referral source, contractor or independent contractor" is defined as any person who has provided services to, or for, Seller within the eighteen (18) months preceding the date of this Agreement, who is not engaged or employed by Purchaser, or an affiliate, to provide those services, within six (6) months from the date of execution of this Agreement.

5. Specific Enforcement. The parties hereto agree that a violation of the covenants contained in this Agreement shall cause irreparable injury to Purchaser, its affiliates, successors and assigns, for which monetary damage cannot be readily calculated, and that, accordingly, Purchaser and its affiliates, successors and assigns shall be entitled, in addition to any other rights and remedies they may have at law or in equity, to an injunction enjoining and restraining Seller from doing or continuing to do any such act or other violation or threatened violation of this Agreement.

6. Consideration. The parties hereto acknowledge and agree that the consideration recited in the APA and EA, executed contemporaneously with this Agreement, is sufficient and adequate consideration for this Agreement. Part and parcel of the agreement between the parties, the parties acknowledge and agree that without this Agreement Purchaser would not consummate this transaction.

7. Benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective heirs, administrators, executors and successors. This Agreement is personal to each of the parties hereto and neither party may assign or delegate it's rights and obligations hereunder without first having obtained the written consent of the other party, said consent not to be unreasonably withheld.

8. Notices. Any notice, request or other communication to be given by any party hereunder shall be in writing and shall be sent by overnight delivery, or by certified mail, return receipt requested, addressed as provided in the APA.

9. Governing Law. This Agreement shall be governed and construed in accordance with the law of the Commonwealth of Virginia.

10. Captions. The captions of this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

11. Severability. Should any one or more of the provisions of this agreement be determined to be invalid, unlawful or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions thereof shall not in any way be affected or impaired thereby, unless the absence of such invalid, unlawful or unenforceable provision will frustrate the purpose of this Agreement

12. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

13. Authority. By affixing their signatures hereto, the undersigned warrant and represent that they are authorized, in law and in fact, to enter into this agreement, and do so, knowingly and voluntarily.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.


WITNESSES                           "Purchaser"

________________________________    Pioneer Counseling of Virginia, Inc.
                                    a Massachusetts corporation

                                    By:  ______________________________
________________________________             Bruce A. Shear
                                             Its:  President

                                    "Seller"

                                    Counseling Associates of Southwestern
                                    Virginia, Inc.,
                                    a Virginia corporation


                                    By:  _________________________
________________________________            Diane Jones-Freeman
                                            Its:  President


F.\DATA\PIONEER\RESTRICT.4

                          LEASE WITH OPTION TO PURCHASE

      THIS LEASE AGREEMENT is made as of August ________1997, by and between DIANNE JONES-FREEMAN and JAMES E. GARRISON, JR. (hereinafter collectively the "Lessor"), and PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation registered to conduct business in the Commonwealth of Virginia (hereinafter the "Lessee").

      1. Leased Premises. In consideration of the rents and covenants herein set forth, Lessor hereby leases to Lessee and Lessee hereby leases from Lessor, for the term and upon the terms and conditions hereinafter set forth, the property known as Unit 110, South Main Commons, 2807 South Main Street, Blacksburg, Virginia, located in Montgomery County,
Virginia, (hereinafter the "Leased Premises"), including all common areas associated therewith, all parking associated therewith, and all ingress and egress associated therewith, as demonstrated on the site diagram attached hereto as Exhibit l.

      2. Term. The initial term of this Lease shall be for a period of five (5) years, commencing on, September 1, 1997, and terminating at midnight on August 31, 2002.

      3. Renewal This Lease shall automatically renew under the terms and conditions of this Agreement for successive one (1) year periods immediately subsequent to the original term of the Lease. This automatic renewal is subject to the right of the Lessee to terminate the Lease by providing written notice to the Lessor in accordance with the terms of this Agreement no less than ninety (90) days prior to the expiration of the then current lease term. Lessor has the same right to terminate this Lease, upon ninety (90) days written notice prior to the expiration of the then current lease term, commencing the eighth (8th) year, and beyond, of this Lease.

      4.    Rental.

            (a) Base Rent. Lessee covenants and agrees to pay Lessor, as rental for the Leased Premises, base annual rent of Sixty-Six Thousand Seven Hundred and 00/100 Dollars ($66,700.00), which shall be payable in monthly installments of Five Thousand Five Hundred Fifty Eight and 33/100 Dollars ($5,558.33) without deduction, offset, notice or demand in advance on the first day of each calendar month during the initial or any renewal term of this Agreement. Payments shall be made by check payable to the Lessor or their assigns and delivered to the Lessor's address then in effect for receipt of notices hereunder.

            (b) Additional Rent. As additional rent, Lessee shall pay all utility charges, related to the Leased Premises as required by this Agreement.

  5. Use of Leased Premises. The Lessee shall use and occupy the Leased Premises, subject to the terms and conditions hereof, for the operation of its mental health counseling practice and for any other uses as may be customary and incidental thereto and for any legally permitted purpose

      6. Maintenance and Repairs. The Lessee, at its sole expense, shall make all minor and/or maintenance repairs to improvements, if any, comprising a portion of the Leased Premises, including, but not limited to, minor and/or maintenance repairs and replacements to any interior finishes, routine maintenance of heating and air conditioning systems, and plumbing and electrical fixtures, necessary to keep the Leased Premises in good order and repair. Lessee will, at the expiration of the term of this Lease or any renewal hereof, deliver up the Leased Premises in as good order and condition as received, reasonable wear and tear and damage by fire or other casualty of the kind insured against in standard policies of fire insurance with extended coverage excepted.

      Lessor shall maintain the roof, walls, floor and other structural elements of any buildings constituting a portion of the Leased Premises. Additionally, Lessor shall be responsible for repairs to and replacement of the plumbing, electrical, heating and air conditioning systems.

      In the absence of any act, omission or commission by the Lessor, or any agent, servant or employee of the Lessor, and as otherwise imposed by operation of law, Lessor shall not be liable for any damages ( whether caused by the use of the Leased Premises, water, electricity, heating equipment, or by theft or otherwise) to personal property that the Lessee or assigns or any other person may sustain on or about the Leased Premises.

      7. Hazard Insurance. The Lessee shall insure at its own expense its personal property, improvements, inventory and contents against loss or damage by fire or other hazards.

      8.    Condemnation.

            (a) Total. If the Leased Premises are wholly condemned by any public authority under the power of eminent domain, or any voluntary transfer by Lessor to any condemning authority under threat of condemnation, the Lessee's leasehold interest in the Leased Premises shall be deemed to terminate as of the date on which title to the Leased Premises vests in the condemning authority. Lessee shall at that time pay to the Lessor all accrued but unpaid rent, prorated through such date of termination.

      Further, in the event of a total taking of the premises, Lessee shall be entitled to immediate payment, from Lessor, of any and all rental sums paid by Lessee, to Lessor, that were to be applied to the option purchase price of the building, under terms of Paragraph ____ of this Lease. Further, in the event of a total taking, Lessee retains the right to seek compensation from the taking authority for the value of its interest in the Leased
Premises, and such other recoveries that it may be entitled to under law, such as, moving expenses, business interruption expenses, value of leasehold, etc.

            (b) Partial. If a portion of the Leased Premises shall be partially condemned by public authorities under the power of eminent domain, or voluntary transfer to any condemning authority under threat of condemnation, and if as a direct result of such occurrence a portion of the Leased Premises shall be rendered partially untenantable, the base rent shall thereafter be reduced to reflect any resulting decrease in the usable square footage of the Leased Premises.

      Notwithstanding the foregoing, if a partial condemnation of the Leased Premises occurs which renders the Leased Premises untenantable then Lessee in it's sole and absolute discretion may immediately terminate this Lease, paying to Lessor any and all sums outstanding, and receiving from Lessor any and all rental sums paid by Lessee, to Lessor, that were to be applied to the option purchase price of the building, under terms of Paragraph _______, of this Lease.

      Further, in the event of a partial taking of the premises, Lessee retains the right to seek compensation from the taking authority for the value of its interest in the Leased Premises, and such other recoveries that it may be entitled to under law, such as, moving expenses, business interruption expenses, value of leasehold, etc.

            (c) No Entitlement to Compensation. Except as otherwise provided for herein, the compensation awarded or paid upon such total or partial taking of the Leased Premises shall belong to and be the sole property of the Lessor except that Lessee shall have a lien against the proceeds of the condemnation and/or against the real property, which may foreclose upon in an action in equity or in law, equal to all rental sums paid by Lessee, to Lessor, that were to be applied to the option purchase price of the building, under terms of Paragraph ____, of this Lease. Further, the Lessee shall be entitled to participate in the condemnation proceedings and shall be entitled to compensation for the taking or impairing of its unamortized portion of leasehold improvements made by to the Leased Premises, and shall be entitled to recover any and all sums paid by the condemning authority for moving expenses, business interruption, revenues loss, etc.

      9.    Environmental   Matters   -   Lessee's   Obligations   Except   as
otherwise provided in and subject to the terms of paragraph 11 hereof, Lessee agrees as follows:

            (a) Legal Requirements. During the term of this Lease, Lessee shall, at Lessee's sole cost and expense, comply with and observe all state and federal environmental laws, and any and all rules and regulations relating thereto ("Environmental Laws") pertaining to the Leased Premises or Lessee's use and occupancy of the Leased Premises. Lessee shall promptly deliver to Lessor copies of all notices which Lessee receives from governmental authorities alleging any violation of Environmental Laws or requesting compliance with any Environmental Laws. For purposes of the foregoing, Lessee shall be deemed the "owner" of any fixtures or equipment owned by lessee and located on the Leased Premises, by Lessee, and shall be deemed the "Operator" of the Leased Premises and of all fixtures and equipment located thereon, whether or not owned by Lessee. To the extent such Environmental Laws require that any insurance be maintained, bonds posted or periodic information be provided to any governmental agency. Lessee shall provide the same.

            (b) Lessor's Right to Correct Environmental laws Violations.. If Lessee fails to comply with any applicable Environmental Laws, or if Lessor reasonably believes a violation of the Environmental Laws is threatened, Lessor shall have the right (but not the obligation) to act in place of Lessee and to take such action as it may deem necessary or desirable to ensure compliance or to mitigate, abate or correct the violation or threatened violation. No less than fourteen (14) days prior to any action by Lessor, Lessor will give written notice to Lessee of the proposed action, and permit Lessee to ensure compliance or to mitigate, abate or correct the violation or threatened violation, before Lessor takes any action. All costs of any kind whatsoever incurred by Lessor in connection therewith, including consultant's and attorneys' fees, shall be payable on demand, shall bear interest at the rate of twelve percent (12%) per annum until paid, and shall constitute additional rent.

            (c) Indemnification. For any and all claims that arise out of acts, omission and commissions that pre-date Lessee's tenancy of the real property, Lessor shall indemnify, defend and hold Lessee harmless from and against any and all claims, losses, damages, liabilities, costs and expenses, including attorneys' fees, arising from Lessor's failure to comply with its obligations under paragraph 9, or the failure of Lessor's agents, servants, employees, predecessors in interest, and/or assignors. The foregoing provision shall survive the expiration or earlier termination of this Lease.

            For any and all claims that arise out of the acts, omission and commissions of , subsequent to the effective date of this Lease, Lessee shall indemnify, defend and hold Lessor harmless from and against any and all claims, losses, damages, liabilities, costs and expenses, including attorneys' fees, a-rising from Lessee's failure to comply with its obligations under paragraph 9. The foregoing provision shall survive the expiration or earlier termination of this Lease.

      10. Indemnity to Lessor and Liability Insurance. Lessee will indemnify and save harmless the Lessor from and against any and all loss, liability, damage and expense of any and all loss, liability, damage and expense of any kind or nature whatsoever incurred to or expended by Lessor caused by, relating to or arising out of Lessee's negligent or unlawful use of, or activities in, upon or around, the Leased Premises.

            For so long as this Lease remains in effect, Lessee will keep in force at its own expense comprehensive general liability insurance with an insurer reasonably satisfactory to Lessor in the amount of $500,000.00 for injury (fatal or nonfatal) to or death of any one person and $1,000,000.00 for injury to or death of more than one person in any one occurrence and $500,000.00 fo damage to or destruction of property in or upon the Leased

Premises. The Lessor shall be a named additional insured under the policy or policies evidencing the foregoing insurance coverage, and each such policy (if available) shall require at least thirty (30) days' prior written notice to the Lessor before lapse or discontinuance of coverage (whether due to nonpayment, nonrenewable or passage of time) for any reason or before any modification or other change in the terms of coverage. Promptly upon the request of the Lessor at any time and from time to time, the Lessee shall provide Lessor with copies of each such policy as well as a certificate of insurance evidencing such coverage, or provide Lessor with adequate information to permit Lessor to obtain its own copies.

      11. Indemnity to Lessee and Liability Insurance. Lessor will indemnify and save harmless the from and against any and all loss, liability, damage and expense of any kind or nature whatsoever incurred to or expended by Lessee caused by, relating to or arising out of Lessor's negligent or unlawful use of, or activities in, upon or around, the Leased Premises.

      For so long as this Lease remains in effect, Lessor will keep in force at its own expense comprehensive general liability insurance with an insurer reasonably satisfactory to Lessee in the amount of $500,000.00 for injury
(fatal  or  nonfatal)  to or death of any one  person  and  $1,000,000.00  for injury to or death of more than one person in any one occurrence and $500,000.00 for damage to or destruction of property in or upon the Leased Premises. The Lessee shall be a named additional insured under the policy or policies evidencing the foregoing coverage, and each such policy (if available) shall require at least thirty (30) days' prior written notice to the Lessee before lapse or discontinuance of coverage (whether due to nonpayment, nonrenewable or passage of time) for any reason or before any modification or other change in the terms of coverage. Promptly upon the request of the Lessee at any time and from time to time, the Lessor shall provide Lessee with copies of each such policy as well as a certificate of insurance evidencing such coverage, or provide Lessee with adequate information to permit Lessee to obtain its own copies.

      12. Assignment and Subletting. The Lessee shall not have the right to assign this Lease or sublet, or permit any other person to occupy, the Leased Premised, or any part thereof, except upon obtaining the prior written consent of the Lessor, which consent shall not be unreasonably withheld, conditioned or delayed, other than to an affiliated (parent, child or sibling) organization, or its agents, servants and/or employees. No such assignment or subletting shall relieve the Lessee of its obligations hereunder. Lessee shall pay all of Lessor's reasonable costs and expenses (including, but not limited to, attorneys' fees) incurred or expended in connection with any such sublease or assignment which shall not exceed Five Hundred ($500.00) Dollars.

      13. Default, All items of indebtedness, sums, or damages which may become owing by Lessee to Lessor under the terms of this Agreement, shall be considered items of rent, and the Lessor shall have the liens and remedies for the collection of rent as are provided herein and by law or in equity for the collection of rent.

      Upon the breach of any covenant, term, condition or provision herein contained, or any covenant, term, condition or provision contained in any other Agreement between Lessee and Lessor, or the repudiation of this Lease by the Lessee, or the failure of the to move into the Leased Premises at the beginning of the term, or the abandonment or vacation of the Leased Premises by the Lessee, or the adjudication of Lessee as bankrupt, or the insolvency of Lessee, or the failure or inability of Lessee to pay its debts as the same become due, or the appointment of a receiver or trustee of the Lessee's property, or upon the business conducted on the Leased Premises being substantially terminated at any time, or upon the failure of performance of any of the covenants and conditions contained in this Lease, or upon the failure to pay any amount considered "rent" under the terms and conditions of this Lease, an "Event of Default" shall be deemed to have occurred. If an Event of Default is not cured by Lessee within thirty (30) days after Lessor gives written notice to Lessee of such Event of Default, then Lessor shall have the right to, at its option, immediately terminate this Lease and assume possession and control of the Leased Premises, in the procedure established, and as provided for by the laws of the Commonwealth of Virginia, in which event Lessee shall quit and surrender the Leased Premises to the Lessor; provided that neither terminating this Lease under this clause or recovering possession of the Leased Premises shall deprive the Lessor of any other action or remedy against the Lessee for possession, for rent, or for damages; nor deprive Lessee of its claim to all rental sums paid by Lessee, to Lessor, that were to be applied to the option purchase price of the building, under terms of Paragraph ___, of this Lease. Lessor acknowledges that Lessee may assert a lien against the real property for any and all sums due and owing to it, which represents all rental sums paid by Lessee, to Lessor, that were to be applied to the option purchase price of the building, under terms of Paragraph _____, of this Lease.

      All of Lessor's and Lessee's rights and remedies shall be cumulative and shall not preclude the Lessor and Lessee from exercising at any time and from time to time all other rights and remedies provided by law or in equity.

      Lessor further acknowledges and agrees that should the certificate of occupancy for the real property be withdrawn, or that the building is non-tenantable due to the acts, omissions or commission of the Lessor, or its agents, servants and/or employees, then in it's sole and absolute discretion may immediately terminate this Lease, paying to Lessor any and all sums outstanding, and receiving from Lessor and all rental sums paid by Lessee, to Lessor, that were to be applied to the option purchase price of the building, under terms of Paragraph ____, of this Lease.

      In the alternative, Lessee may continue with this lease, however, all obligations for rent are waived during the period of time that no certificate of occupancy exists and/or the build in non-tenantable.

      14. Waiver of Subrogation. Notwithstanding any other provisions of this Agreement, but subject to the consent of Lessor's and Lessee's insurance carriers, it is understood and agreed that in the event of any loss or damage to the Leased Premises by fire or any other perils customarily under extended coverage portions of fire or other insurance policies, regardless of the cause thereof, and whether or not the same be caused by the carelessness or negligence of the Lessor or Lessee, their servants, employees, agents, visitors, or licenses, neither the Lessee nor Lessor nor their insurance carriers shall have any right of subrogation against the Lessee or Lessor, their servants, employees, agents, visitors or licenses for any such damage or loss sustained. Lessor and Lessee agree to apply to their respective insurance carriers for a policy rider consenting to the foregoing waiver of subrogation provisions.

      15. Improvements and Alterations, Any improvements or changes to the Leased Premises, other than maintenance and repairs which are the obligation of the Lessor, shall be made at the expense of the Lessee. Before making any alterations or improvements, the written consent of the Lessor shall be first obtained, which shall provide, in good faith, whether Lessor would require Lessee to remove the improvements at the termination of the Lease, which consent shall not be unreasonably withheld, conditioned or delayed. All such improvements or alterations to the Leased Premises which become fixtures, including, without Imitation, all electric wiring, electric fixtures, plumbing, and heating and air conditioning systems, shall be deemed to be part of the realty and shall become the property of the Lessor at the termination of this Lease and shall not be removed at the expiration or earlier termination of this Lease, unless so requested by Lessor at the time that Lessor approves such improvements in which event Lessee agrees to so do and to repair promptly any damage caused by such removal. No improvements or changes shall be made without obtaining all necessary building permits.

      16. Removal Upon Termination. Lessee shall at the end of the initial term of this Lease or any renewal, extension, or sooner termination thereof as permitted by this Agreement, remove from the Leased Premises rubbish or any refuse matter and leave the Leased Premises broom clean. Provided Lessee is not in default thereunder, Lessee shall have the right to remove any of its trade fixtures from the Leased Premises, provided that it repairs any and all damage caused by such removal. All goods and property on the Leased Premises left after Lessee's removal shall be liable to distress and may be distrained and sold for any rent in arrears, in accordance with Virginia law, cost or repairs to the Leased Premises or fixtures thereof made necessary by misuse or neglect on the part of the Lessee.

        17. Covenant and Agreement of Lessor. Lessor covenants and agrees that Lessee, upon paying the rental herein reserved and upon the performance of the covenants, conditions and agreements herein provided to be observed and performed by Lessee, shall peaceably and quietly hold and enjoy the Leased Premises for and during the term hereof and every extension or renewal thereof, without interference from any person or entity claiming any right, title or interest in said real property, by, through or under the Lessor.

      Lessor further covenants and agrees that the real property that is the subject of this Lease, meets and/or exceeds all applicable construction and safety codes and ordinances; that the real property complies with all current zoning ordinances for its location, or that variances have been applied for and obtained; that adequate designated parking is provided with the real property to permit its use as a medical or professional office building,- and that at the time of the effective date of this Lease that a current certificate of occupancy exists, permitting immediate occupancy of the Premises as of the effective date of this Lease.

      18. Expenses and Attorney's Fees. Upon the successful enforcement of any amount claimed due and owing hereunder, the Lessor and Lessee agree to pay all reasonable expenses and cost incurred or expended by the other party by reason of any breach by Lessor or Lessee of their respective obligations hereunder (including but not limited to, reasonable attorney's fees), in the event such non-breaching party employs the service of any attorney to enforce the performance of the covenants hereof by such breaching party.

        19. Subordination. Lessee hereby covenants and agrees that its leasehold interest under the terms of this Agreement shall be subordinate to any deed of trust, mortgage and other security interest granted by Lessor against the Leased Premises provided that Lessee's use and enjoyment of the Leased Premises is not disturbed. This subordination shall be self-operative; however, Lessee agrees to execute any reasonable documentation consistent with the Lease as required by Lessor to evidence any such subordination. However, Lessor acknowledges and agrees that the option to purchase the real property that is part of Lease shall not be subordinated to any after-created interest in the property, and that this Lease may be properly recorded as evidence of the Lessee's interest in the property.

     20. Miscellaneous Covenants of Lessor and Lessee. Lessor and Lessee each covenant that (a) it will comply with all Federal, State and/or municipal laws, ordinances, and regulations relating to its ownership of the real property and the business conducted in the Leased Premises and to its use of the Leased Premises, (b) it will not use, or permit to be used, the Leased Premises for any illegal or immoral purpose, (c) it will allow the Lessor to show the Leased Premises both during and after Lessee's normal business hours to prospective tenants or purchasers, provide Lessor access to the Leased Premises after normal business hours for said purpose and to place signs on the Leased Premises advertising its availability for sale or lease, all only upon the event that Lessee gives Lessor written notice of the intent to terminate the Lease and not exercise its option to Purchase. [too vague]

      21. Notices. If either party desires to give notice to the other in connection with and according to the terms of this Lease, such notice shall be given by: (a) registered or certified mail, return receipt requested (and it shall be deemed received three (3) days after being deposited in an United States mail with Postage prepaid); or, (b) by a recognized overnight carrier with return receipt, and it shall be deemed received the following business day, and such notices shall be addressed as follows:

      To the Lessor:                Dianne Jones-Freeman
                                    1521 Jefferson Forest Lane
                                    Blacksburg, VA 24060

      To the Lessee:                Bruce A. Shear, President
                                    PHC, Inc.
                                    200 Lake Street, Suite 200
                                    Peabody, MA 01960

  Nothing contained herein shall be construed as prohibiting the parties respectively from changing the place at which notice is to be given, but no such change shall be effective unless and until it shall have been accomplished by written notice given in the manner set forth in this section.

      22. Keys. Lessee will surrender any and all keys to the Leased Premises at the termination of this Lease or pay the cost of replacing all locks for the Leased Premises.

      23.   Miscellaneous.

            (a) This Lease Agreement may be executed by the Lessor and the Lessee in any number of counterparts (each of which shall be deemed to be an original, and all of which shall be deemed to represent one and the same agreement), and merges all prior or contemporaneous understandings and agreements between the parties hereto with respect to the Leased Premises.

            (b) The failure of either party to insist, in any one or more instances, upon strict performance of any of the covenants of this Agreement, or to exercise any option herein contained, shall not be construed as a waiver or a relinquishment for the future of such covenant or option, but the same shall continue and remain in full force and effect. The receipt by the Lessor of rent with knowledge of the breach of any covenant hereof shall be deemed a waiver of such breach, but no other waiver by the parties of any provision hereof shall be deemed to have been made unless expressed in writing and signed by the parties so charged with the waiver.

            (c)   This  Lease  and  the   covenants  and   conditions   herein
contained shall bind and inure to the benefit of the Lessor and the Lessee and their respective heirs, successors and their permitted assigns.

            (d) This Lease shall be construed in accordance with, and the respective rights, obligations and remedies of the parties shall be governed in all respects by, the laws of the Commonwealth of Virginia.

            (e) The headings and subheadings of the provisions herein are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

            .(f) Both Lessor and Lessee represent and warrant that there are no claims for brokerage commissions or finders' fees in connection with the execution of this Agreement.

            (g) No amendment to this Lease may be made, unless in writing, and signed by both parties.

      24. Option to Purchase Property. Lessor hereby grants to Lessee an option to purchase the Leased Premises which shall not be severable from the remaining terms and conditions of this Lease and shall not survive the expiration or earlier termination of this Lease. The legal description of the property is as follows:



  The terms and conditions of the option hereby granted are as follows:

            (a) Exercise of Options; The Lessee may exercise the option to purchase the Property at any time from and after execution of this Lease by delivering written notice to the Lessor at any time thereafter, provided, however, that the Lessee is not then in default hereunder.

            (b) Purchase Price; The purchase price for the Property shall be the sum of Four Hundred Forty Five Thousand ($445,000.00) Dollars payable check, in cash, certified funds or by wire transfer.

            (c) Credit Against Purchase Price; Lessor acknowledges and agrees that Lessee, upon exercise of it's option, shall be entitled to a credit against the purchase price equal to One Thousand Five Hundred Thirty Three and 33/100 Dollars ($1,533.33) per month for each month that rent has been paid under the terms of this Lease. For those months that there has been any pro-ration of the rent, then Lessee shall be entitled to a corresponding credit against the option purchase price.

            (d) Closing & Documentation; At closing, the Lessor shall convey to Lessee fee simple absolute title to the Leased Premises by Warranty Deed, free and clear of all liens and encumbrances created and/or suffered by the Lessor, subject only to such easements and restrictions as were of record on the date hereof, laws, ordinances and zoning regulations, and the rights of any tenants or occupants of the Leased Premises, if any. As evidence of title, the Lessor shall, at its sole cost and expense, provide to Lessee a commitment for and an Owner's Policy of Title Insurance without standard exceptions, in an amount not less than the purchase price, issued by a title insurer licensed to conduct business in the Commonwealth of Virginia. At the closing, the Lessor shall execute and deliver the following documents to the
Lessee: (a) Warranty Deed for the Property, (b) a Bill of Sale (without warranty of title) conveying all of the Lessee's right, title and interest in and to the Improvements and any improvements upon the Property as may hereafter be made pursuant to this Lease; (c) the title insurance commitment and premium for the issuance of the Owner's Policy of Title Insurance; (d) a Certified Resolution of Authority to engage in the subject transaction (if necessary); (e) a Closing Statement reflecting the transaction; and (f) any other documentation which the title insurer or Lessee's lender may reasonably request. At the closing, the Lessee shall: (a) pay the purchase price for the Property to the Lessor; (b) execute and deliver to the Lessor: (i) a Certified Resolution of Authority to engage in the subject transaction (if necessary); (ii) a Closing Statement reflecting the transaction; and (iii) any other documentation which the title insurer or Lessee's lender may reasonably request.
                                       18

            (e) Payment Obligations; Lessor shall pay all applicable real estate transfer taxes as well as the title insurance premium. The lessee shall pay all recording fees and its other closing costs.

            (f) Possession; Lessee shall have possession of the Property at the closing.

            (g) Discharge of Liens; The Lessor shall, at or prior to closing, discharge all mortgages, liens or encumbrances upon the Property to the extent that same were not created or suffered by the Lessee.

      25. Right of First Refusal. In the event that the Lessor shall elect to sell the Property which is the subject of the Lease prior to the expiration of the term of the Lease or any extension thereof, the Lessor hereby grants to the Lessee a right of first refusal to purchase the Property upon the same terms and conditions, if more favorable than the option terms, or at the option terms if they are more favorable to the Lessee. In the event that the Lessor has elected to sell the Property and has received a bona fide offer to purchase the same ("Offer"), the Lessor shall deliver a copy of such offer to the Lessee and the Lessee shall have a period of thirty
(30) days following its receipt thereof within which to, pursuant to a written notice delivered to the Lessor, either: (a) waive its right of first refusal and option; (b) agree to purchase the Property upon the same terms and conditions set forth in the Offer; or (c) exercise it's option to purchase contained in this lease.

      If the Lessee waives its right of first refusal and option and the Lessor accepts the third party offer to purchase the real property, then Lessor may terminate this Lease on ninety (90) day written notice to the Lessee. In the event of termination of the lease under this paragraph, then Lessor shall pay to Lessee all sums previously paid by Lessee that would have applied to the purchase price, had the Lessee exercised its option to purchase the real property.

      WITNESS the following signatures and seals.

                                    LESSOR:

                                    _________________________________
                                    Dianne Jones-Freeman




                                    _________________________________
                                    James E. Garrison, Jr.


                                    LESSEE:
                                    PIONEER COUNSELING OF VIRGINIA INC.



                                    _________________________________
                                    By:
                                    Its: President

COMMONWEALTH OF VIRGINIA )
                                    )     to-wit
           City OF Roanoke                     )


     This day personally appeared before me Dianne Jones-Freeman and made oath that the foregoing Lease is true and correct to the best of her knowledge, information and belief.

Subscribed and sworn before this 29th day of  August 1997.


_______________________________
                                    Notary Public
My commission expires: May 31, 2001



COMMONWEALTH OF VIRGINIA )
                                    )     to-wit
           City OF Roanoke                     )

      This day personally appeared before me James E. Garrison, Jr. and made oath that the foregoing Lease is true and correct to the best of his knowledge, information and belief.

Subscribed and sworn before this 29th day of August 1997.


_______________________________
                                    Notary Public
My commission expires: May 31, 2001

COMMONWEALTH OF VIRGINIA )
                                   )     to-wit
__________ OF ______________     )

      This day personally appeared before me ______________________ on behalf of Pioneer Counseling of Virginia, Inc. and made oath that the foregoing Lease is true and correct to the best of his/her knowledge, information and belief.

Subscribed and sworn before this _______ day of  ______________, 1997.


_______________________________
                                    Notary Public

My commission expires: _____________________


F-.\DATA\PIONEER\CASV\LEASE\AGT.4

Exhibit 10.128


                             EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT is made and entered into as of this ________ day of ________, 1997, with an effective date of ________, 1997, by and between PIONEER COUNSELING OF VIRGINIA INC., a Massachusetts corporation (hereinafter referred to as "Employer"), and DIANNE JONES-FREEMAN, a behavioral health professional, licensed to practice in the Commonwealth of Virginia (hereinafter referred to as "Employee").

                                 WITNESSETH;

      WHEREAS, Employer is a Massachusetts corporation which renders professional psychiatric counseling services through employees who are duly licensed to practice in the Commonwealth of Virginia, including, but not limited to the operation of an outpatient clinic in Salem, Virginia (the 'Clinic"); and,

      WHEREAS Employee is a behavioral health professional, licensed to practice in the Commonwealth of Virginia, is experienced in the operation and management of behavioral health clinics, and desires to be employed by Employer so that she may devote her best efforts on a concentrated and continuous basis to the rendering of behavioral health services to patients and to the management and operation of the Clinic on behalf of Employer; and

      WHEREAS, Employer desires to employ Employee, and Employee desires to be employed by Employer, on the terms and conditions provided herein.

      NOW THEREFORE, in consideration of the mutual promises and covenants herein contained the parties agree as follows:

1     Employment

      A. Engagement and Acceptance. Employer hereby employs, engages, and hires Employee, and Employee hereby accepts and agrees to such hiring, engagement, and employment, to render professional behavioral health services exclusively for the benefit of Employer to patients of Employer and to provide administrative services at the Clinic, or at other facilities located within 50 miles of the Clinic's Blacksburg location and its' Salem location designated by Employer. Employee agrees to perform All duties and services in accordance with all policies and procedures established by Employer (both existing and future), all federal, state and local laws and ordinances (both existing and future), and all applicable rules of professional conduct (both existing and future).

      B.    Duties.  During  the  term  of  this  Agreement,   Employee  shall
            perform as the Chief Operating Officer of the Clinic and as a behavioral health professional as provided herein.

            1. Clinical and Administrative  Duties.  Employee shall as part of her duties, provide clinical and administrative services at the Offices of Employer, including, but not limited to service as the Chief Operating Officer of the Clinic, in accord with the rules and regulations of the clinic and the corporation (both existing and future), or at such other locations as may be designated from time to time by Employer, at reasonable times to be set by Employer, exclusively.

               a. Duties  Varied.  The duties of  Employee  will be varied and may range from direct patient care, including treatment of patients at the clinic, or at a site designated by Employer, to providing administrative, marketing services, and other duties as assigned.

               b. Coverage.  Employee's  duties shall include the provision of administrative on call coverage at all times. Employee shall perform such duties under the supervision and direction of the Vice President of Operations, or other person as designated by the Employer.

               c. Conditions.  The  performance  of such  duties  may  require travel and may also require Employee to be directly involved in the development of marketing and business development strategies in conjunction with certain administrative employees of the Employer, PHC, Inc. it's corporate parent, and/or other affiliated companies. Except with regard to duties assigned by PHC, Employee shall perform all such administrative duties under the supervision and direction of the Vice President of Operations, or other person as designated by the Employer. All professional decisions relative to patient care shall be made by Employee and shall be in accordance with appropriate standards of professional and corporate practice.

               d. Clinical  Practice.  Employee shall have the  opportunity to provide treatment of patients at the Clinic's Blacksburg location one (1) day per week, or its equivalent number of hours in reasonable blocks.

      C. Licensure. Employee shall as of the date of this Agreement, be licensed to render professional behavioral health services, as a licensed professional counselor, in the Commonwealth of Virginia and shall be certified by the ________________ and shall, throughout the term of this Agreement, maintain her license and privileges to render professional behavioral health services in the Commonwealth of Virginia, as a licensed professional counselor.

      D. Equipment and Material. Employer shall supply to Employee all equipment and materials which Employer customarily provides to similarly situated employees for performance of her duties hereunder and which are customary in the clinical and administrative practice of professional behavioral health services. All equipment and materials provided Employee shall remain the sole property of the Employer, and, upon termination of the relationship between Employer and Employee are to be immediately returned to Employer without any further demand being necessary.

      E. Exclusive Employment. Employee, during the term of this agreement will not, without the express prior written consent of Employer, accept employment or practice as a behavioral health professional, for the benefit of anyone other than Employer, at a health care facility or in a health care setting other than at the offices of Employer, or at such other locations as may be designated from time to time by Employer.

      F. Practice Standards. During the term of this agreement Employee shall use her best efforts in the performance of her duties under this Agreement in accordance with the rules and regulations of Employer and of the professional staff of the clinic and the applicable standards for the behavioral health profession, and all such service shall be performed in compliance with All corporate policies, federal, state and local laws, ordinances and regulations.

      G. Good Standing. Employee Shall at All times during the term of this Agreement:

            1. Be a member in good standing on the  professional  staff of the
               Clinic       with        appropriate        privileges       in
               ___________________________________.

            2. Be, and remain,  a  participating  provider in the Medicare and
               Medicaid programs (Titles XVIII and XIX of the Social Security Act, respectively) if applicable, and with any managed care program with which Employer and/or the Clinic is now or hereafter becomes affiliated.

            3. Maintain her  licensure in good  standing  with the  regulatory agencies of the government of the Commonwealth of Virginia.

      H.    Staff  Privileges.  This  Agreement  is  not  and  should  not  be construed as any form of guarantee or assurance that Employee will receive necessary professional staff membership or privileges at the Clinic for purposes of discharging her responsibilities hereunder, and the application, appointment, reappointment and granting of such privileges shall be governed solely by the Professional Staff Bylaws of the Clinic then in effect. Employee represents and warrants, that she possesses the professional skills and training necessary to perform the services which she is to perform hereunder.

      I. Applicable Rules and Regulations. Employee shall provide services under this Agreement in accordance with all quality standards established, from time to time by the Employer and by the Clinic for its professional staff and in compliance with all applicable statutes, regulations, rules, and directives of federal, state and other governmental and regulatory bodies having jurisdiction over the Employer and/or the Clinic; the Bylaws, rules and regulations of the Clinic and its professional staff, applicable standards of the Joint Commission on Accreditation of Healthcare Organizations; the rules, regulations and requirements of third party payors; and current accepted and approved methods and practices applicable to the practice of professional counseling.

      J.    Loss of Privileges or Licensure.

            1. Should   Employee's   license   to   practice   as  a  licensed
               professional counselor in the Commonwealth of Virginia, be suspended, revoked or canceled, then, effective as of the date of the suspension, revocation or cancellation of such license, Employer may terminate this Agreement, effective immediately. Employer's failure to act immediately upon the suspension, revocation or cancellation of such license does not constitute a waiver of any of the rights established under this paragraph.

               a. Employee   warrants  and  represents  that  her  license  to
                  practice psychology in Virginia is currently in good standing, and that there is not presently pending against her any action, claim or proceeding, or any threatened action, claim or proceeding, the outcome of which could result in the revocation, suspension or restriction on her license, or her ability to practice psychology.

            2. Should   Employee's   professional   staff  privileges  on  the
               professional staff of the Clinic be restricted or made subject to supervision in accordance with the applicable professional staff bylaws, rules and regulations or comparable rules, regulations, or policies applicable to the practice of professional counseling, then Employee may continue to render services hereunder only in accordance with such restriction or supervision as approved by Employer. If Employer determines, in its sole discretion, that imposition of such restriction or supervision of Employee's privileges unreasonably interferes with the performance of Employee's duties under this Agreement, Employer may terminate this Agreement, effective immediately. Employees failure to act immediately upon the suspension, revocation or cancellation of such license does not constitute a waiver of any of the rights established under this paragraph.

      K.   Peer  Review.   Employee  Shall   participate  in  such  department
           meetings, quality management and other peer review activities as required by Employer and/or the Clinic.

      L. Maintenance of Skills. Throughout the term of this agreement, Employee agrees to maintain her professional skills as evidenced by participation in appropriate continuing professional education activities and will maintain good standing in professional associations.

      M. Professional Liability Insurance. Employee is to provide professional liability insurance coverage, with minimum policy limits of $1,000,000 per occurrence, $3,000,000 in the aggregate, for the professional services being rendered under the terms of this Agreement. Employee shall cause Employer to be endorsed on said policy as an additional named insured. Employee agrees to provide to Employer proof of the existence of said insurance coverage upon the request of the Employer.

           In the event that the professional liability insurance maintained by Employee is a "claims made" policy, Employee shall continue such policy in effect, or obtain comparable "tail coverage" to complement/supplement the claims made policy, to be maintained for a period of three (3) years following the termination of this Agreement, regardless of the circumstances giving rise to such termination. Employee agrees to have Employer endorsed as an additional insured under the terms of said insurance policy, and to provide to Employer proof of the existence of the insurance coverage upon the request of Employer. Employee acknowledges that Employer is under no obligation to provide professional liability coverage for Employee.

      2.   Billings and Collections.

           A. Assignment of Right to Bill and Collect. Employer shall, in the name of and on behalf of Employee, bill patients, insurance companies and other third-party payers and collect the professional fees for professional services rendered by Employee under the terms of this Agreement. Employee hereby appoints Employer for the term of this Agreement to be her true and lawful attorney-in-fact for the following purposes.

            1.  To bill patients,  insurance  companies and other  third-party payers in Employee's name and on her behalf; and,

            2 To collect accounts receivable resulting from such billing in Employee's name and on her behalf; and,

            3. To receive on behalf of Employee payments from insurance companies, prepayments from health care plans, reimbursements from Medicare and Medicaid, and all other third-party payments from insurance companies; and,

            4. To take possession of and endorse in the name of Employee any notes, checks, money orders, insurance payments, and other instruments received in payment of accounts receivable; and,

            5. To initiate the institution of legal proceedings in the name of Employee to collect any accounts and monies owed to Employee, to enforce the rights of Employee as creditor under any contract or m connection with the rendering of any service; and,

            6. To contest adjustments and denials by governmental agencies (or their fiscal intermediaries) and other third-party payors.

      All monies shall be accounted for by Employer as being directly attributable to Employee. Employee may perform the functions or exercise the rights set forth in this section only with the consent of Employer. Employee shall execute a Power of Attorney in form and substance acceptable to the parties hereto in connection with the rights and powers granted to Employer pursuant to Section 2, Employee shall cooperate with and at the request of Employer shall provide reasonable assistance to Employer with the functions set forth herein. In the performance of the services described in this Section 2, Employer shall use reasonable efforts to collect such professional fees and shall comply with all managed care contracts and all applicable laws, rules and regulations.

      B. Records and Reports. Employee shall complete medical records in a timely and legible fashion as required by applicable laws, corporate policies and procedures, and in keeping with generally accepted standards of record keeping and documentation, and as required by third party payors to permit billing for and collection of revenues for professional services rendered, and shall maintain and furnish Employer with such records, reports and documentation evidencing the performance of Employee's duties hereunder as may be requested by Employer in accordance with applicable law. Employee acknowledges that All medical records, reports and documentation created hereunder are the sole and exclusive property of the Employer, and may not be removed from Employees premises without the express prior approval of the Vice President of Operations, or such other person designated by the Employer.

3     Obligations of Employer.

      A. Overall Function. Employer shall provide or arrange for such services and amenities as are necessary or appropriate for the efficient professional practice and the administrative responsibilities of Employee pursuant to this Agreement. Employer shall comply, and shall use its best efforts to cause its employees to comply, with all corporate policies, applicable federal, state and local laws, rules and regulations in its provision or services hereunder.

      B.    General Administrative Services.

            1.    Employer  shall provide  management  and  administration  of
                  nonprofessional   services   relating  to  the  professional
                  practice of Employee.

            2. Employer shall supply to Employee the ordinary, necessary, and appropriate services for the efficient operation of Employee's clinical practice, including without limitation, necessary clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services, information management, printing, postage and duplication and medical services, as provided by Employer to other similarly situated employees.

            3. Employer shall maintain all files and records relating to the professional practice of Employee, including but not limited to, accounting, billing, collection, and financial records and patient files and medical records. The management of all files and records shall comply with all applicable federal, state and local statutes and regulations, and all patient files and medical records shall be located so that they are readily accessible for patient care, consistent with ordinary records management practices. Employee shall supervise the preparation of, and direct the contents of, patient medical records, all of which shall remain confidential in accordance with applicable laws and regulations. All original patient records shall be and remain the property of Employer, subject to applicable Virginia law.

            4. Employer shall take such legal and appropriate actions in the name of and on behalf of Employee as are required to collect professional fees and pay in a timely manner all expenses associated with Employee's medical practice, which are the responsibility of Employer, pursuant to this Agreement, except as otherwise agreed in writing between Employer and Employee.

            5. Employer shall distribute to Employee compensation and other amounts due to her pursuant to this Agreement upon such terms and at such times as are provided in Section 4 hereof.

            6. Employer shall not refer a patient for Designated Health Services, as defined in 42 U.S.C. (sub-section) 1395 "Stark") to, or provide Designated Health Services to, a patient upon a referral from an entity or person with which the physician or an immediate family member has a financial relationship other than as permitted by exceptions set forth in Stark.

                  It  is  not  a  purpose  of  this  Agreement  to  induce  or encourage the referral of patients, and there is no requirement under this Agreement, or under any other agreement between the Employer and Employee, that the Employee refer any patient to the Employer or to any other entity for the delivery of health care services. The compensation paid to the Employee under this Agreement is made for professional services to be rendered, and no payment to be made under this Agreement will be in return for the referral of patients or in return for purchasing, leasing, ordering or arranging for any good facility, item or service from the Employer or any other entity.

      C. Professional Practice of Employee. Employee acknowledges that a purpose of this Agreement is to relieve Employee, to the maximum extent possible, of the accounting, purchasing, non-professional personnel, and other aspects associated with her clinical practice. Employer shall have no authority directly or indirectly, to perform or supervise and shall not perform or supervise any professional function performed by Employee. Employer may, however, advise Employee as to the relationship between her performance of her professional functions and the overall a and business functions of her practice, to the extent permitted by applicable law.

      D. Facilities/Premises. Employer shall make available to Employee within the Clinic, an office in which to provide those services contemplated by this Agreement. Provided, that in the event that Employer's rights to use any such premises shall terminate, Employer shall use its best efforts to provide other suitable premises to be used by Employee. Employer shall maintain the premises and make all necessary repairs thereto. Employee shall use and occupy the premises provided to her by Employer exclusively for the provision of those services contemplated by this Agreement.

      E. Personal Property. Employer shall provide Employee with the use of equipment, furniture, fixtures, furnishing and other personal property acquired by Employer for the use of Employee pursuant to the terms hereof (the "Personal Property").

      F.    Inventory  and  Supplies.   Employer   shall  order  and  purchase
            inventory and supplies, and such other ordinary, necessary or appropriate materials which are necessary to the practice of Employee, in accord with what Employer provides to other similarly situated employees.

      G. Advertising and Public Relations. As Employer deems appropriate in its sole and absolute discretion, with the consultation and prior consent of Employee, Employer may implement (and where requested) any appropriate local public relations or advertising program on behalf of Employee with appropriate emphasis on public awareness of the availability of Employee's services. Employer may also design and implement national or other non-local public relations or advertising programs on behalf of Employee, as Employer with Employee's consultation and consent, deems appropriate. The parties hereto agree that all public relations and advertising programs shall be conducted in compliance with applicable standards of professional ethics, laws, regulations and Employer's corporate policies.

      H. Personnel. Employer, as Employer deems appropriate in its sole and absolute discretion, shall provide professional support and administrative, clerical, secretarial bookkeeping and collection personnel as reasonably necessary for the efficient conduct of Employee's practice. Such personnel shall be employees of Employer, and Employer shall determine and cause to be paid the salaries and benefits of all such personnel. If Employee is dissatisfied with the services of any such personnel who provide services primarily for Employee, Employee shall consult with the appropriate administrator of Employer, and Employer shall in good faith determine whether the performance of that employee could be brought to acceptable levels through counsel and assistance, or whether such employee should be re-assigned or terminated. Employer shall maintain established working relationships whenever possible and Employer shall make every effort consistent with sound business practices to honor the specific requests of Employee with regard to the assignment of Employer's employees.


      I. Quality Assurance. Employer shall assist Employee as required in fulfilling her professional obligation to patients to maintain a high quality of professional services. Employer recognizes and respects the professional capabilities of Employee and acknowledges that nothing in this Agreement is intended to interfere with the exercise of Employee's independent professional judgment.

4     Compensation.

      A.    Annual Remuneration

            1. Base Salary. For services rendered during the term of this Agreement and any renewals thereof, unless otherwise agreed to by the parties, Employee shall be paid an annual salary which shall be payable in semi-monthly installments during each calendar month, in accord with Employer's standard payroll practice, a base salary in the amount of Sixty Thousand ($60,000.00) Dollars.

            2.    Collections   Sharing.   In  addition  to  the  Base  Salary
                  described above, in accordance with it's payroll policy, Employer shall pay to Employee the following-

                  a. One Hundred (100%) Percent of the amounts collected by Employer, from patients, insurers and other third party payors, of the first Ten Thousand ($10,000.00) Dollars in net collections, from clinical professional services rendered personally by Employee, under the terms and condition of this Agreement.

                  b. Fifty (50%) Percent of the amounts collected by Employer, from patients, insurers and other third party payors, of all amounts in excess of the first Ten Thousand ($10,000.00) Dollars in net collections, from clinical professional services rendered personally by Employee under the terms and condition of this Agreement.

                  c. Employer's obligation to any and all sums described in these Subsections 2(a) through (b), inclusive, requires that Employer actually receive the funds to be shared with Employee.

                        (1) Should Employer be required to reimburse or pay back any or all of the collections that are subject of this Collections Sharing provision, and, in exercise of good business judgment Employer makes that reimbursement or repayment, then Employee agrees to immediately return to Employer Employee's portion of any and all of the collections reimbursed or paid back by Employer. Employee further agrees that in the event that it does not make immediate reimbursement to Employer, that, without any prior notice, the requirement for which is specifically waived, Employer may offset any and all amounts that must be reimbursed to Employer against any and all sums that may, at that time, be due and owing from Employer to Employee, including, but not limited to Base Salary or Collections Sharing.

      B Fringe Benefits. Employer shall provide Employee with those benefit which are customarily provided by Employer to its employees. For calculation of reimbursable mileage expenses, Employer recognizes that Employee's office is agreed to be the Blacksburg, VA facility.

5.    Term and Termination.

            A. Term. This Agreement shall commence on the date set forth hereinabove and shall be and remain in effect for an initial term of one (1) year. Thereafter this Agreement shall automatically renew for successive one (1) year terms upon the same terms and conditions hereof unless written notice of intent not to renew is given by either party in accordance with the provisions of this Agreement.

            B. Voluntary Termination. Either party may terminate this Agreement or any renewals thereof, by giving at least thirty (30) days prior written notice to the other party, which notice shall specify the effective date for such termination.

            C. Termination for Cause. Either party shall have the right to terminate this Agreement for cause by giving at least fifteen (15) days prior written notice to the other party, unless otherwise provided for herein, which notice shall state the cause and specify the effective date of such termination.

                  1. Employer. For Employer, "cause" shall include without limitation (i) a material breach by Employee of any of her obligations hereunder or (ii) other good cause determined after a good faith investigation relating solely to patient care or Employee's ability to render, the existence of which shall be a matter for the final judgment of Employer.

                        a. Immediate Termination by Employer. Employer may terminate this Agreement for cause, such termination to be effective immediately upon provision of notice thereof to Employee, if:

                              (1) Employee's license to practice psychology in the Commonwealth of Virginia is revoked, suspended, terminated or restricted; or,

                              (2) if Employee's credentials at the Clinic are revoked, suspended, terminated or restricted.

                              (3) in good faith Employer determines that Employee has been involved in improper business activities, which affect the operation, maintenance, revenues and/or profitability of the Clinic, including, but not limited to:

                                     (a) Gross   misconduct  with  respect  to
                                         clinical    and/or     administrative
                                         responsibilities;

                                     (b)    Fraud

                                     (c) A failure  to  perform  her duties in
                                         all respects  not remedied  within 30
                                         days  of  the   receipt   of  written
                                         notice from the Employer.

                              (4)    Death of the Employee

                              (5)    Permanent Disability of the Employee

                                     (a) The  Employee  shall be  deemed to be
                                         "permanently    disabled"   when   by
                                         reason  of  a   physical   or  mental
                                         illness,    infirmity,     condition,
                                         disability  or  incapacity  she shall
                                         have failed to perform,  or is unable
                                         to perform,  her customary duties and
                                         activities,    on   behalf   of   the
                                         Employer,  for a period  of three (3)
                                         consecutive  months,  or for  any six
                                         (6)  months   within  a  twelve  (12)
                                         month period.

                        Any failure to immediately terminate Employee under the terms of this provision of the Agreement shall not be considered to be a waiver of any of Employer's rights to immediately terminate Employee, as provided for in this Agreement.

            2.    Employee.   For  Employee   "cause"  Shall  include  without
                  limitation a material breach by Employer of any of its obligations hereunder. However, as Employer's obligations to Employee are economic in nature, Employee shall provide Employer written notice of any claimed material breach of Employer's obligations to Employee, and Employee shall provide Employer an opportunity to cure said claimed material breach within fifteen (15) days of Employer's receipt of the notice. Should Employer be unable, or unwilling, to cure said claimed material breach within the cure period provided, then Employee may terminate this Agreement for Cause upon fifteen (15) day written notice to the Employer.


6 Non-Compete. During the term of this Agreement and for a period of three (3) years after the termination of this Agreement Employee shall not, for herself or as a representative, agent, partner, stockholder, independent contractor, joint venture or otherwise:

      A. Engage, directly or indirectly, in the same or similar business as Employer or any of its affiliated companies, which relates to providing professional behavioral health services through employees who are duly licensed to practice in the Commonwealth of Virginia within a fifty (50) mile radius of any of the offices of Employer or the Clinic, or any other facility acquired or started by Employer or an affiliate, or known by Employee to be contemplated by Employer, during the term of this Agreement or any renewals thereof;

            1. It is specifically acknowledged and agreed that subsequent to the termination of this Agreement Employee may establish and operate a local practice as a licensed professional counselor, individually, or in conjunction or association with no more than two (2) additional mental health professionals, without violation of the Non-Compete provisions of this Agreement.

      B. Solicit, directly or indirectly, any patients receiving treatment from employees of Employer during the term of this Agreement who are considered to be active patients of Employer at the time, for services similar to or of the same nature as those provided by Employer, or any facility acquired or started by Employer, or an affiliate, during the term of this Agreement;

      C. Solicit or induce any employee of Employer, Clinic or affiliate to terminate his or her position with the Employer, Clinic or affiliate; or

      D. Request, counsel or otherwise advise any patient of Employer and/or the Clinic to curtail, cancel or withdraw from treatment with the Employer and/or the Clinic, or any facility acquired or started by Employer, or an affiliate.

      E. Solicit, directly or indirectly, correspond with, or contact, any referral source, individual, or entity with which Employer currently does business, or with which the Employee knows, or can be reasonably expected to know, that the Employer is contemplating doing business with.

      For purposes of this Agreement, "patients" shall be defined as individuals for whom Employer and/or the Clinic, or any facility acquired or started by Employer, or any affiliates presently existing or which may exist upon the termination of this Agreement provided professional services in the ordinary course of its business. In addition, the term "affiliate" shall be defined as any entity possessing a controlling interest in Employer, any entity owned by Employer or any other entities in which Employer's parent corporation may have a controlling interest.

7     Miscellaneous Provisions.

      A. Notices. Any notice permitted or required to be given hereunder shall be deemed properly given when sent by registered or certified mail, postage pre-paid, return receipt requested, and/or overnight delivery, as follows:

                        If to Employer, to: Bruce Shear
                                            President
                                            Pioneer Counseling of Virginia, Inc.
                                            200 Lake Street, Suite 102
                                            Peabody, MA 0 1960

                        With a copy to:     Philip Cwagenberg, Esq.
                                            Ishbia & Gagleard, P.C.
                                            251 Merrill, Second Floor
                                            Birmingham, MI 48009

                        If to Employee:     Dianne Jones-Freeman
                                            2807 South Main Street
                                            Blacksburg, VA 24060


                        With a copy to:     Bruce Stockburger, Esq.
                                            Gentry Locke Rakes & Moore
                                            10 Franklin Road, SE, Suite
                                            800 P.O. Box 40013
                                            Roanoke, VA 24038-0013

or such other person or address as either party may designate by notice duly given.

      B. Compliance with Applicable Law. It is the parties intention to comply in all respects with provisions of applicable laws, rules and regulations governing the health services industry. Accordingly, Employee agrees that she shall not, and she shall not permit any and all health care providers supervised by her to refer patients of Employee to Employer for the furnishing of Designated Health Services, except as may be permitted by applicable exemptions or safe harbors or as otherwise permitted under Stark. In such cases of prohibited referrals, Employee and Employer shall cooperate to cause any prescription for a Designated Health Service to bear a legend stating such prescription shall not be filled by Employer and Employee shall, and shall cause any and all health care providers supervised by her to, instruct the patient not to have such prescription filled by Employer or any wholly owned subsidiary of Employer.

      C.    Indemnification.

            1. Employer shall indemnify and hold harmless Employee to the maximum extent permitted by Virginia law during and after termination of Employees employment hereunder against all judgments, settlement payments, costs, and expense (including reasonable attorney's fees) and other reasonable expenses incurred by Employee in connection with the defense of any action, suit or proceeding arising from events during or subsequent to the term of Employee's employment to which Employee has been made a party because of the performance of Employee's duties under this Agreement.

            2. Employee shall indemnify and hold harmless Employer to the maximum extent permitted by Virginia law during and after termination of Employee's employment hereunder against all judgments, settlement payments, costs and expenses (including reasonable attorney fees) and other reasonable expenses incurred by Employer in connection with the defense of any action, suit or proceeding arising from events prior to the term of Employee's employment to which Employer has been made a party because of the performance of Employer's duties under this Agreement, or because of Employer's relationship with, or status with Employee.

                 The foregoing notwithstanding, nothing contained in this Subsections C(l) and (2) shall impair any party's rights to indemnification under any collateral or pre-existing agreement among them.

      D. Assignment. Assignment by either party of any rights or obligations under this Agreement is expressly prohibited without the prior written consent, not to be unreasonably withheld, of the party whose rights and obligations are to be assigned, except that Employer may assign its rights and responsibilities under this Agreement to it's corporate parent, or any affiliated entity, owned or operated by it's corporate parent, or which the parent has a controlling interest.

      E.    Severability.   Should  any   provision   of  this   Agreement  or
            application thereof be held invalid or unenforceable, the remainder of this Agreement shall not be affected and shall continue to be valid and enforceable to the fullest extent permitted by law unless to do so would defeat the purpose of this Agreement.

      F.    Waiver.   The   failure   by  a  party  at  any  time  to  require
            performance of any provision of this Agreement shall not constitute a waiver of such provision and shall not affect the right of such party to require performance at a later time.

      G. Confidentiality. It is the intention of Employer and Employee that the confidential information of Employer, as hereinafter defined, shall remain the sole and exclusive property of Employer. Employee agrees that during the term of this Agreement and upon the termination of this Agreement for any reason, she shall keep in strict confidence all such confidential information. Employee agrees that she shall not, directly or indirectly, use, publish, communicate, divulge or disclose to any person of business entity any confidential information or assist any third parties in doing so, without the prior written consent of Employer.

            For purposes of this Agreement, "confidential information" shall be defined as the Employer's proprietary information or information which, from the circumstances, in good faith and conscience, should be treated as confidential, which includes, but is not limited to, information regarding Employer's trade secrets, prices, costs, charges, patient lists, or other information regarding the Employer's business affairs which Employee may acquire in connection with, incident to, or as a result of the performance of her duties under this Agreement.

            Confidential information shall not include information which (i) becomes generally available to the public other than as a result of disclosure by Employee; and/or, (ii) was legally available to Employee on a non-confidential basis prior to its disclosure by Employer; and/or, (iii) becomes legally available to Employee on a non-confidential basis from a source other than Employer, provided that such source is not bound by a confidentiality or similar agreement.

            In the event that Employee shall become legally compelled to disclose all or part of the confidential information of Employer, Employee agrees to promptly notify Employer, in writing, of such situation so that Employer may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement. In such instance, Employee agrees that she shall only reveal that portion of the confidential information which she is legally required to reveal and obtain reasonable assurance that the confidential information will be treated by the recipient thereof as confidential.

            Employee agrees, upon demand by Employer, to promptly return all confidential information which has been furnished to her and an copies thereof. Employee further agrees that she shall, upon request from Employer, destroy all material, notes and other work product related in any way to the confidential information.

      H.    Amendment.   This   Agreement,   along  with  the  Asset  Purchase
            Agreement of ________ 1997, its exhibits and documents incorporated therein by reference represent the entire agreement and understanding between the parties with respect to the subject matter hereof and may not be amended except by the written agreement of the parties, executed with the same formalities as this Agreement.

      I. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

      J. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument

      K. Attorney's Fees and Costs. In connection with any litigation with respect to this Agreement, the prevailing party, to the greatest quantifiable extent, shall be entitled to recover its expenses, including reasonable attorneys' fees and costs, in connection with such litigation, including appellate proceedings and post-judgment proceedings.

      L. Post-Employment Responsibilities. Upon Employee's termination of employment with Employer, and notwithstanding anything contained in this Agreement to the contrary, the parties agree as follows relative to the post-employment responsibilities of the parties.

            1. Upon termination of this Agreement for any reason, Employee shall promptly surrender to Employer all assets, belonging to Employer, together with All goods, monies, receipts, keys, documents, credit cards and other written documents owned by or pertaining to Employer, presently existing or which may exist upon the termination of this Agreement.

            2. Employee Shall be entitled to remove all of her personal belongings, effects and property which may be located at the offices of Employer or at the Clinic or which are in the possession of Employer and/or the Clinic, presently existing or which may exist upon the termination of this Agreement.

            3. Consistent with Paragraph l(M), infra. in the event that the professional liability insurance maintained by Employee during the term of employment was a "claims made" policy, Employee shall continue such policy in effect, or obtain comparable "tail coverage" to complement/supplement the claims made policy, to be maintained for a period of three
                (3) years following the termination of this Agreement, regardless of the stances giving rise to such termination. Employee agrees to have Employer endorsed as an additional insured under the terms of said insurance policy, and to provide to Employer proof of the existence of the coverage upon the request of Employer.


                        [signatures on following page]

      IN WITNESS WHEREOF, the parties hereunto set their hands to this Agreement as of the day and year first written above.

                                         "Employer"

                                         Pioneer Counseling of Virginia, Inc.,
 _________________________________       a Massachusetts corporation


                                          By: ____________________________
                                               Bruce A. Shear
 __________________________________            Its:  President



                                        "Employee"


                                         ____________________________
__________________________________       Dianne Jones- Freeman

__________________________________


F:\DATA\PIONEZR\CASV\EMPL.OY4.AGT