Form 10-K/A
period 1997-06-30
PHC INC /MA/
filed 1997-10-29
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-KSB/A

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended June 30, 1997

[ ] Transition  report  under  section  13 or 15(d) of the  Securities
    Exchange  Act of 1934 [NO FEE  REQUIRED]  for the  transition  period from
    ______   to  _____


Commission file number: 0-23524

                                  PHC, INC.
                (Name of small business issuer in its charter)


MASSACHUSETTS                                             04-2601571
(State or  other  jurisdiction of             R.S. Employer Identification No.)
incorporation or organization)


200 LAKE STREET,  SUITE 102, PEABODY,  MA                        01960
 (Address of principal  executive offices)                     (Zip Code)


Issuer's telephone number:  (978) 536-2777

            Securities registered under Section 12(b) of the Act:

                                    NONE.

            Securities registered under Section 12(g) of the Act:

          Units (each unit consisting of one share of CLASS A COMMON
                          STOCK AND ONE CLASS A WARRANT
                               (Title of class)

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

The issuer's revenues for the fiscal year ended June 30, 1997 were $
27,234,372.

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

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                   Yes No X

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

The following listing of Exhibits filed with 10K-SB for Fiscal Year ended June 30, 1997 was omitted from the Edgar filing in error:

Exhibit Index:

  4.23 Warrant Agreement by and between Brean Murray & Company and PHC., Inc. dated 07/31/97 (See 10.125).
  4.24 Subscription Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. to purchase PHC, Inc. Units dated 09/19/97.
  4.25 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for up to 86,207 shares of Class A Common Stock dated 09/19/97.
10.122 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997.
10.123 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997.
10.124 Deed, Deed of Trust and Deed Trust Note in the amount of $540,000 by and between Dillon and Dillon Associates and Pioneer Counseling of Virginia, Inc. (Related to Exhibit 10.109).
10.125 Financial Advisory Agreement, Indemnification Agreement and Form of Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/10/97.
10.126 Employment Agreement by and between Harbor Oaks Hospital and Sudhir Lingnurkar, and Pioneer Counseling Center and Sudhir Lingnurkar dated August 1, 1997.
10.127 Asset Purchasing Agreement, Restrictive Covenants Agreement and Lease with Option to Purchase by and between Pioneer Counseling of Virginia, Inc. and Dianne Jones-Freeman dated August _____, 1997.
10.128 Employment Agreement by and between Pioneer Counseling of Virginia, Inc. and Dianne Jones-Freeman dated August _____, 1997.

In the listing of Exhibits, the following misprints occurred:

           4.8 Should read "Form of Warrant Agreement by and among the Company, American Stock Transfer & Trust Company and AmeriCorp Securities, Inc. executed in connection with the Private Placement."
           4.24 Incorrectly listed date of Units as 1/19/97. The correct date is 9/19/97.
          10.128 Listed as "10128"

    There were two descriptions for footnotes ##.  These should read:

          ## Filed as an exhibit to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994.
          ### Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the securities and Exchange Commission (Commission File number 0-23524) on November 5, 1996.

      (b)  Reports on Form 8-K

Omitted - should read "No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report."

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Additional Information.

During the first three quarters of the fiscal year ended June 30, 1997, the Company provided for allowances for bad debts based on historical experience supplemented by certain other current information. During the preparation of the annual financial statements for fiscal 1997, it was determined that the allowances were understated based on a detailed analysis of accounts receivable data. The Company reviewed the year-end adjustments to determine if some of the adjustments should have been made in the prior fiscal quarters of fiscal 1997.

The Company has concluded that it is not possible to determine what adjustments, if any, should have been made to allowance reserves in prior fiscal quarters of 1997 because the information on which the year-end analysis was based is not available on a quarterly basis.

The Company has changed its internal systems to make such information available on a quarterly basis in the future and will analyze such data to determine the adequacy of its reserves for future quarterly financial statements commencing with the quarter ended September 30, 1997.

ITEM 7 - FINANCIAL STATEMENTS

Many typographical  errors were identified in the Financial  Statement printing.
Note I - Segment Information was changed to show net revenues from PDSS operations. Note K - Certain capital transactions were changed to show the effect of dilution activity through June 30, 1997. Financial Statements are being resubmitted in their entirety to avoid confusion.

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

PHC, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets                                    June 30,
                                                         _________________
                                                         1997         1996
                                                  _____________________________
  Current assets:
    Cash and cash equivalents                      $   905,692     $   293,515

   Accounts receivable, net of allowance for
      bad debts of $2,982,138 at June 30, 1997 and
      $1,492,983 at  June 30, 1996
      (Notes A, C and M)                            10,650,368       8,866,065
   Prepaid expenses                                    375,382         259,893
   Other receivables and advances                      260,212          66,513
   Deferred income tax asset (Note F)                  515,300         515,300
   Other receivables, related party (Note L)            80,000
                                                   ____________    ____________
    Total current assets                            12,786,954      10,001,286

Accounts receivable, noncurrent                        605,000         740,000
Loans receivable                                       134,284         113,805
Property and equipment, net (Notes A and B)          8,408,211       7,884,063
Deferred income tax asset (Note F)                     154,700         154,700
Deferred financing costs, net of amortization          751,325         772,823
Goodwill, net of accumulated amortization (Note A)   1,644,252         841,413
Restricted deposits and funded reserves                170,874
Other assets (Note A)                                  222,032         252,445
Net assets of operations held for sale (Note J)                         56,682
Other receivables, noncurrent, related party
 (Note L)                                            2,983,177
                                                   ____________   ____________
                                                   $27,860,809     $20,817,217
                                                   ____________   ____________
LIABILITIES
Current liabilities:
   Accounts payable                                $ 4,171,334     $ 3,127,052
   Notes payable - related parties (Note E)             51,600          56,600
   Current maturities of long-term debt (Note C)       580,275         403,894
   Revolving credit note and secured term note       1,789,971
   Current portion of obligations under capital
     leases (Note D)                                   139,948          88,052
   Accrued payroll, payroll taxes and benefits         703,842         715,515
   Accrued expenses and other liabilities              587,024         738,784
                                                   ____________   ____________
      Total current liabilities                      8,023,994       5,129,897
                                                   ____________   ____________
Long-term debt and accounts payable (Note C)         9,759,601       7,754,262
Obligations under capital leases (Note D)            1,594,562       1,468,475
Notes payable - related parties (Note E)                23,696          47,394
Convertible debentures ($3,125,000 less discount
  $390,625)(Note C)                                  2,734,375
                                                   ____________   ____________

      Total noncurrent liabilities                  14,112,234       9,270,131
                                                   ____________   _____________
      Total liabilities                             22,136,228      14,400,028
                                                   ____________   _____________
Commitments and contingent liabilities
  Notes A, G, H, K, L and M)

STOCKHOLDERS' EQUITY (Notes H and K)
Preferred stock, $.01 par value; 1,000,000
  shares authorized, 500 shares issued and
  outstanding in 1997 (liquidation preference
  $504,333)                                                  5
Class A common stock, $.01 par value; 20,000,000
  shares authorized, 2,877,836 and 2,293,568 shares
  issued and outstanding in 1997 and 1996,
  respectively                                          28,778          22,936
Class B common stock, $.01 par value; 2,000,000 shares
  authorized, 730,360 and 812,237 issued and
  outstanding in 1997 and 1996, respectively    .
  convertible into one share of Class A common stock     7,304           8,122
Class C common stock, $.01 par value; 200,000 shares
  authorized, 199,816 shares issued and outstanding
  in 1997 and 1996                                       1,998           1,998
Additional paid-in capital                          10,398,630       8,078,383
Notes receivable related to purchase of 31,000
  shares of Class A common stock                                       (63,928)
Treasury stock, 8,656 shares at cost                   (37,818)
Accumulated deficit                                 (4,674,316)     (1,630,322)
                                                   ____________    ____________

      Total stockholders' equity                     5,724,581       6,417,189
                                                   ____________    ____________
                                                    $27,860,809     $20,817,217
                                                   ____________    ____________

See notes to financial statements                                           F-3

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations

                                                            Year Ended
                                                              June 30,
                                                       _______________________

                                                           1997       1996
                                                       _______________________
Revenues:
   Patient care, net (Note A)                         $26,007,333  $21,569,594
   Management fees (Note L)                               597,278
   Other                                                  629,761      233,164
                                                      ___________  ___________

      Total revenue                                    27,234,372   21,802,758
                                                      ___________  ___________
Operating expenses:
   Patient care expenses                               14,436,784   12,004,383
   Cost of management contracts                           324,440      146,407
   Provision for doubtful accounts                      3,397,693    1,894,087
   Administrative expenses                             10,341,973    7,800,715
                                                      ___________  ___________
      Total operating expenses                         28,500,890   21,845,592
                                                      ___________  ___________

Loss from operations                                   (1,266,518)     (42,834)
                                                       __________   __________
Other income (expense):
Interest income                                           201,286       14,486
Other income, net                                         490,327      211,292
Start-up costs (Note A)                                               (128,313)
Interest expense                                       (2,094,301)    (863,484)
Gain from operations held for Sale (Note J)                26,853       11,947
                                                       ___________  ___________
      Total other expense                              (1,375,835)    (754,072)
                                                       ___________  ___________
Loss before income taxes (benefit)                     (2,642,353)    (796,906)
Income taxes (benefit) (Note F)                           197,311     (211,591)
                                                      ___________  ___________
Net Loss                                              $(2,839,664)   $(585,315)
                                                      ___________  ___________
Net loss per share (Note A)                                 $(.87)       $(.22)
                                                      ___________  ___________
Weighted average number of shares outstanding           3,270,175    2,709,504
                                                      ___________  ___________
See notes to financial statements

PHC, INC.  AND SUBSIDIARIES


Consolidated Statements of Changes In Stockholders' Equity

                           Class A          Class B         Class C
                        Common Stock     Common Stock     Common Stock   Preferred Stock
                       Shares   Amount  Shares  Amount   Shares  Amount   Shares  Amount


Balance - June 30,
  1995                1,504,662 $15,047 898,795  $8,988 199,966  $2,000
Payment of notes
  receivable
Conversion of shares     86,554     866 (86,558)   (866)   (150)     (2)
Exercise of options      22,500     225
Issuance of stock
  for obligations in
  lieu of cash            6,600      66
Exercise of bridge
  loan warrants          33,509     335
Sale of stock in
  connection with
  private placement     493,750   4,937
Costs related to
  private placement
Exercise of IPO          21,493     215
  warrants
Issuance of shares
  with acquisitions      87,000     870
Exercise of private
  placement warrants     37,500     375
Amount paid for
  options, not yet
  issued
Compensatory stock
  options
Net loss, year ended  ________ ________ _______ _______ _______ _______ _______ ______
  June 30, 1996

Balance - June 30,
  1996                2,293,568  22,936 812,237   8,122 199,816   1,998
Costs related to
  private placements
Issuance of shares
  with acquisitions     229,500   2,295
Exercise of options      13,475     135
Payment of notes
  receivable
Conversion of shares     81,877     818 (81,877)   (818)
Issuance of employee
  stock purchase plan
  shares    `             9,452      94
Issuance of shares
  in connection with
  consulting agreement   20,000     200
Issuance of warrants
  with convertible
  debentures
Cancellation of
  notes receivable
Payment of notes
  receivable
Issuance of
  preferred stock                                                         1,000    $10
Adjustment related
  to beneficial
  conversion
Conversion of
  preferred stock       229,964   2,300                                    (500)    (5)
Dividend on
  preferred stock
Net loss, year ended  ________ ________ _______ _______ _______ _______ ________ ______
  June 30, 1997

Balance - June 30,
  1997                2,877,836 $28,778 730,360  $7,304 199,816  $1,998     500    $ 5



See notes to financial statements

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity

                       Additional
                        Paid-in       Notes
                        Capital,   Receivable    Treasury Shares    Accumulated
                      Common Stock  for Stock     Shares   Amount     Deficit       Total
                      ____________  _________   ________   ______  ___________   ____________

Balance - June 30,
1995                    $5,554,874  $(75,362)                      $(1,045,007)  $4,460,540
Payment of notes
  receivable                          11,434                                         11,434
Conversion of shares             2                                                       -0-
Exercise of options        113,575                                                  113,800
Issuance of stock
  for obligations in
  lieu of cash              36,184                                                   36,250
Exercise of bridge
  loan warrants            153,617                                                  153,952
Sale of stock in
  connection with
  private placement      1,970,063                                                1,975,000
Costs related to
  private placement       (442,395)                                                (442,395)
Exercise of IPO
warrants                   137,785                                                  138,000
Issuance of shares
  with acquisitions        392,678                                                  393,548
Exercise of private
  placement warrants       149,625                                                  150,000
Amount paid for
  options, not yet
  issued                     9,375                                                    9,375
Compensatory stock
  options                    3,000                                                    3,000
Net loss, year ended
  June 30, 1996                                                       (585,315)    (585,315)
                         _________   _______    _______ _________   ___________    _________
Balance - June 30,
1996                     8,078,383   (63,928)                       (1,630,322)   6,417,189
Costs related to
  private placements      (141,295)                                                (141,295)
Issuance of shares
  with acquisitions        838,524                                                  840,819
Exercise of options         59,709                                                   59,844
Payment of notes
  receivable                   662                                                      662
Conversion of shares                                                                    -0-
Issuance of employee
  shares stock
  purchase plan             30,530                                                   30,624
Issuance of shares
  in connection with
  consulting agreement      79,800                                                   80,000
Issuance of warrants
  with convertible
  debentures               125,000                                                  125,000
Cancellation of
  notes receivable                    37,818    8,656 $(37,818)                          -0-
Payment of notes
  receivable                          25,448                                         25,448
Issuance of
  preferred stock          999,990                                                1,000,000
Adjustment related
  to beneficial
  conversion
  feature of
  convertible preferred
  stock
  and convertible
  debentures               330,284                                    (200,000)     130,284
Conversion of
preferred stock             (2,295)                                                      -0-
Dividend on
preferred stock                                                         (4,330)      (4,330)
Net loss, year ended
June 30, 1997                                                       (2,839,664)  (2,839,664)
                       ____________ _________  _______ _________    ___________     __________
Balance - June 30,
  1997                 $10,398,630      -0-     8,656  $(37,818)   $(4,674,316)  $5,724,518

            See notes to financial statements                              F-5

PHC, INC.  AND SUBSIDIARIES                                 Year Ended
                                                             June 30,
                                                            ____________
                                                        1997            1996
                                                    __________________________
Consolidated Statements of Cash Flows

Cash flows from operating activities:
  Net loss                                          $ (2,839,664)   $ (585,315)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Deferred tax benefit                                              (418,137)
    Depreciation and amortization                       679,248        554,025
    Beneficial conversion feature of
     convertible debt                                   130,284
    Compensatory stock options and stock and warrants
      issued for obligations                            205,000         39,250
    Changes in:
      Accounts receivable                            (1,649,303)    (2,985,052)
      Prepaid expenses and other current assets        (309,188)       (69,978)
      Other assets                                      113,419       (107,711)
      Net assets of operations held for sale             56,682        106,886
      Accounts payable                                1,044,282      1,414,089
      Accrued expenses and other liabilities           (167,763)       295,475
                                                     ___________    ___________

             Net cash used in operating activities   (2,737,003)    (1,756,468)
                                                     ___________    ___________
Cash flows from investing activities:
    Acquisition of property and equipment
      and intangibles                                  (895,914)    (1,557,419)
    Loan receivable                                  (3,063,177)       (17,462)

             Net cash used in investing activities   (3,959,091)    (1,574,881)

Cash flows from financing activities:
    Revolving debt, net                               1,789,981
    Proceeds from borrowings                          2,749,505      2,043,748
    Payments on debt                                   (696,886)      (402,828)
    Deferred financing costs                             21,498       (711,960)
    Issuance of capital stock                           944,173      2,109,166
    Convertible debt                                  2,500,000
                                                      _________      __________
         Net cash provided by financing activities    7,308,271      3,038,126
                                                      _________      __________

    Net increase (decrease) in cash and cash
      equivalents                                       612,177       (293,223)
    Beginning balance of cash and cash equivalents      293,515        586,738

    Ending balance of cash and cash equivalents     $   905,692    $   293,515
                                                    ___________    ___________
    Supplemental cash flow information:
      Cash paid during the year for:
        Interest                                    $ 1,933,133    $   779,898
        Income taxes                                $    86,414    $   187,120

    Supplemental disclosures of noncash investing
      and financing activities:
      Stock issued for acquisitions of equipment
        and services                                $   840,819    $   393,548
      Note payable due for litigation
        settlement                                                 $   225,000
      Capital leases                                $   284,048    $    94,699
      Conversion of preferred stock                 $   500,000
      Beneficial conversion feature of preferred
        stock                                       $   200,000

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

                                                        Estimated
              Assets                                   Useful Life
              _______                               __________________
               Buildings                            20 through 39 years
               Furniture and equipment               3 through 10 years
               Motor vehicles                        5 years
               Leasehold improvements               Term of lease

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows:

                                                            June 30,
                                                            ________
                                                        1997       1996
                                                      _____________________

              Land                                   $ 302,359  $ 251,759
              Buildings                              7,854,419  7,338,838
              Furniture and equipment                1,760,359  1,404,716
              Motor vehicles                            50,889     50,889
              Leasehold improvements                   385,543    301,067
                                                    __________  __________

                                                    10,353,569  9,347,269
              Less accumulated depreciation
              and amortization                       1,945,358  1,463,206
                                                    __________  __________
                                                    $8,408,211 $7,884,063
                                                    __________  __________


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

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, l997 and 1996

NOTE C - LONG-TERM DEBT (CONTINUED)

Long-term debt is summarized as follows:
                                                               June, 30,
                                                           1997         1996
                                                       ______________________
Note payable with interest at 9% requiring monthly
  payments of $1,150 through May 2001                    $44,816       $58,154
Note payable due in monthly installments of $2,000
  including imputed interest at 8% through April 1,
  1999                                                    40,574        60,163
9% mortgage note due in monthly installments of $4,850
  through July 1, 2012, when the remaining principal
  balance is payable                                     492,996       505,485
Note payable due in monthly installments of $21,506
  including interest at 10.5% through November 1, 1999,
  collateralized by all assets of PHN and certain
  receivables                                             547,092      735,213
Construction obligations:
  Construction note payable collateralized by real
    estate and insured by HUD due in monthly installments
   of $53,635, including interest at 9.25%, through
   December 2035                                        6,757,422    6,301,986
  Other construction obligations to be added to note
   payable                                                             344,802
Note payable to a former vendor, payable in monthly
  installments of $19,728 including interest at 9.5%                   152,353
Note payable due in monthly installments of $26,131
  including interest at 11.5% through June 2000 when
  the remaining principal balance is payable,
  collateralized by all assets of NPP (see Note L)        818,371
Note payable due in monthly installments of $5,558
  including interest at 9.25% through May 2012 when
  the remaining principal balance is payable,
  collateralized by the real estate                       538,605
Term mortgage note payable with interest only payments
  through March 1998 principal due in monthly
  installments of $9,167 beginning April 1998 through
  February 2001, a balloon payment of approximately
  $780,000 plus interest is due March 2001, interest
  at prime plus 5% (13.5% at June 30, 1997)
  collateralized by all assets of PHM                   1,100,000
                                                       __________    __________
                                                       10,339,876    8,158,156
          Less current maturities                         580,275      403,894
                                                       __________    __________
          Noncurrent maturities                        $9,759,601   $7,754,262
                                                       __________    __________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE C - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows as of June 30, 1997:

                 Year Ending
                   June 30,                                   Amount
                 ___________                               ___________
                 1998                                       $580,275
                 1999                                        692,681
                 2000                                        583,450
                 2001                                      1,388,742
                 2002                                         48,624
                 Thereafter                                7,046,104

                                                         $10,339,876

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

NOTE D - CAPITAL LEASE OBLIGATION

     At June 30, 1997, the Company is obligated under various capital leases for equipment and real estate providing for monthly payments of approximately $31,000 for fiscal 1998 and terms expiring from December 1997 through February 2014. The carrying value of assets under capital leases is as follows:

                                                               June 30,
                                                          1997         1996
                                                       _______________________

       Building                                        $1,477,800  $1,477,800
       Equipment and improvements                         485,004     214,754
       Less accumulated depreciation and                 (501,732)   (400,768)
       amortization

                                                       $ 1,461,07   1,291,786
                                                       __________   __________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

     Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1997:

       Year Ending
        June 30,                                        Real
                                       Equipment       Property        Total
       ____________                   __________     __________     __________
       1998                             $140,307      $ 231,000       $371,307
       1999                              117,083        239,000        356,083
       2000                               95,121        259,248        354,369
       2001                               70,828        272,208        343,036
       2002                               13,557        295,188        308,745
       Thereafter                                     4,641,341      4,641,348
                                      __________     __________      __________

       Total future minimum lease        436,896      5,937,992      6,374,888
       payments
       Less amount representing
       interest                           83,804      4,556,574      4,640,378
                                      __________     __________      __________
       Present value of future
         minimum lease payments          353,092      1,381,418      1,734,510
       Less current portion              102,632         37,316        139,948
                                      __________     __________      __________
       Long-term obligations under
       capital lease                    $250,460     $1,344,102     $1,594,562
                                      __________     __________      __________

     The Company has an irrevocable option to purchase the real property noted above for $1,150,000 on March 1, 1998 or $1,100,000 on March 1, 1999 or any
subsequent March 1 through the end of the lease.

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:
                                                              June 30,
                                                         1997        1996
                                                       _______________________
Note payable, President and principal stockholder,
interest at 8%, due in installments through 1998       $55,296     $ 78,996
Notes payable, other related parties, interest at
12% and payable on demand                               20,000       24,998
                                                      ________     ________
                                                        75,296      103,994

Less current maturities                                 51,600       56,600
                                                       ________     ________
                                                       $23,696       47,394
                                                       ________     ________

Maturities of related party debt are as follows at June 30, 1997:

                 Year Ending
                  June 30,                           Amount
                 ___________                      ___________
                    1998                            $51,600
                    1999                             23,696
                                                  __________
                                                    $75,296
                                                  __________

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

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30,1997 and 1996

NOTE F - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:
                                                               Year Ended
                                                                 June 30,
                                                               ____________
                                                              1997      1996
                                                         ___________   ________
      Temporary differences attributable to:
         Allowance for doubtful accounts                  $1,007,000  $ 510,000
         Depreciation                                        147,000    154,700
         Other                                                 3,000      5,300
      Operating loss carryforward                            340,000
                                                         ___________   ________

        Total deferred tax asset                           1,497,000    670,000

      Less:
         Valuation allowance                                (827,000)
         Current portion                                    (515,300)  (515,300)
                                                         ___________   ________

           Long-term portion                                $154,700   $154,700
                                                         ___________   ________

The Company had no deferred tax liabilities at June 30, 1997 and 1996.

Income tax expense (benefit) is as follows:
                                                                 YearEnded
                                                                  June 30,
                                                               ____________
                                                              1997       1996
                                                           __________ _________
          Deferred income taxes benefit                               $(418,137)
          Current income taxes                              $197,311    206,546
                                                           __________ _________
                                                            $197,311  $(211,591)
                                                           __________ _________

     Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:
                                                                 YearEnded
                                                                  June 30,
                                                               ____________
                                                              1997       1996
                                                           __________ _________
          Income tax benefit at statutory rate             $(898,400) $(271,000)
          Increase in valuation allowance                    827,000
          Increase due to nondeductible items, primarily
             penalties and travel and entertainment
             expenses                                         12,000     12,100
          Other                                               59,400    (33,541)
                                                           __________ _________

                                                           $ 197,311  $(211,591)
                                                           __________ _________

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

             Year Ending
             June 30,                                           Amount
            _____________                                     __________
             1998                                             $ 688,105
             1999                                               441,833
             2000                                               297,780
             2001                                               202,876
             2002                                                93,450
             Thereafter                                         136,864
                                                            ____________

                                                             $1,860,908
                                                            ____________
Litigation:

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

     The Company had the following activity in its stock option plans for fiscal 1997 and 1996:

                                                 Number       Weighted-Average
                                                  of           Exercise Price
                                                 Shares          Per Share
                                                _________     ________________
               Option plans:
               Balance - June 30, 1995           92,000             $5.10
               Granted                           46,500             $6.20
               Cancelled                         (1,250)            $5.00
               Exercised                        (22,500)            $5.06
                                               _________
               Balance - June 30, 1996          114,750             $5.56
               Granted                          125,500             $4.56
               Repriced options:
                 Original                       (95,375)            $5.99
                 Repriced                        95,375             $3.50
               Cancelled                        (21,400)            $6.05
               Exercised                        (13,475)            $5.16
                                               _________
               Balance - June 30, 1997          205,375             $4.27
                                               _________

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

                                                      Year Ended
                                                       June 30,
                                                     ___________
                                              1997               1996
                                           ______________________________

       Net loss         As reported        $(2,839,664)       $(585,315)
                        Pro forma           (2,893,272)        (610,497)
       Net loss per     As  reported
        share                                   $(0.87)          $(0.22)
                        Pro forma                (0.88)           (0.23)

PHC, INC.AND SUBSIDIARIES

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

                                                        Year Ended
                                                          June 30,
                                                       _____________
                                                      1997       1996
                                                  ___________________________
                Revenue:
                  Substance abuse/psychiatric
                    services                     $20,700,616   $16,525,672
                  Long-term care                   5,306,717     5,043,922
                  Other                              629,761       233,164
                  Management fees                    597,278
                                                ____________   ____________
                                                 $27,234,372   $21,802,758
                                                ____________   ____________
                Income (loss) from operations:
                  Substance abuse/psychiatric
                    services                     $  627,341     $1,024,245
                  Long-term care                 (1,447,468)      (826,463)
                  Other (PDSS)                      305,321         86,757
                  General corporate                (427,272)      (180,966)
                  Interest and other income expense,
                    net                          (1,700,275)      (900,479)
                                                ____________   ____________
                Loss before income taxes        $(2,642,353)   $  (796,906)
                                                ____________   ____________
                Depreciation and amortization:
                  Substance abuse/psychiatric
                    services                     $  449,641    $   349,437
                  Long-term care                    210,130        176,450
                                                ____________   ____________
                  General corporate                  19,477         28,138
                                                 $  679,248    $   554,025
                                                ____________   ____________
                Capital expenditures:
                  Substance abuse/psychiatric
                    services                     $  729,661   $   233,466
                  Long-term care                    213,489       982,978
                  General corporate                  63,150        16,583
                                                ____________   ____________
                                                 $1,006,300   $ 1,233,027
                                                ____________   ____________
                Identifiable assets:
                  Substance abuse/psychiatric
                    services                    $18,352,342   $10,877,197
                  Long-term care                  7,437,633     8,619,133
                  General corporate               2,070,834     1,264,205

                  Net assets of operations held
                   for sale                                        56,682
                                                ____________   ____________
                                                 27,860,809   $20,817,217
                                                ____________   ____________

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


NOTE K - CERTAIN CAPITAL TRANSACTIONS

     In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 1997:
                               Number of          Exercise         Expiration
  Description                 Units/Shares         Price             Date
  _____________________________________________________________________________
  Bridge warrants                 5,024 units   $4.38 per unit   September 1998
  Unit purchase option          148,171 units   $5.91 per unit   March 1999
  IPO warrants                1,681,832 shares  $6.29 per share  March 1999
  Private placement warrants    715,682 shares  $3.93 per share  January 1999
  Bridge warrants                34,710 shares  $7.39 per share  March 1999
  Warrant for services           25,000 shares  $6.88 per share  October 2001
  Warrant for services            3,093 shares  $3.39 per share  February 2002
  Consultant warrant
    (see below)                 160,000 shares  $2.62 per share  March 2002
  Convertible debenture warrants
  (Note C)                    150,000 shares    $2.00 per share  March 2002
  Preferred stock warrant     50,000 shares     $2.75 per share  June 2000

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

               Accounts receivable                        $231,509
               Equipment and other assets                   54,397
               Covenant not to compete                      10,500
               Goodwill                                    671,359
               Accrued benefits payable                    (13,765)
                                                       _____________
                                                          $954,000
                                                       _____________

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

     On March 16, 1996, the Company purchased an outpatient facility located in Kansas ("PHK'') which provides psychiatric services to patients. The Company acquired the tangible and intangible property owned by the seller of the business for consideration consisting of 12,000 shares of Class A common stock of PHC, Inc., valued at $70,548. The purchase price was allocated as follows:

               Equipment and other assets                 $20,000
               Covenant not to compete                     10,000
               Goodwill                                    40,548
                                                        _____________
                                                          $70,548
                                                        _____________

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

               Office equipment                          $ 18,000
               Covenants note-to-compete                   20,000
               Goodwill                                   597,746
               Deposits                                    15,072
               Liabilities assumed                        (42,659)
                                                       _____________
                                                         $608,159
                                                       _____________

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

     On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. Also, in connection with the merger, another entity was formed, Perlow Physicians, P.C. ("Perlow"), to acquire the assets of the medical practices theretofore serviced by BSC. The Company advanced Perlow the funds to acquire those assets and at June 30, 1997 Perlow owed the Company $3,063,177 which includes in addition to acquisition costs, management fees of approximately $511,000 and interest on the advances of approximately $176,000. It is expected that the obligations will be paid over the next several years and accordingly, most of these amounts have been classified as noncurrent. The Company has no ownership interest in Perlow.

The purchase price of BSC was allocated as follows:

      Goodwill                            $63,600
      Equipment and other assets           20,000
                                          ________
                                          $83,600
                                          ________

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

     In accordance with the above agreements the purchase price was allocated as follows:

               Land                                               $ 50,600
               Building                                            540,000
               Covenant not-to-compete                              50,000
               Goodwill                                            285,038
                                                                _____________
                                                                  $925,638
                                                                _____________

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

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed in behalf by the undersigned, thereunto duly authorized.

                                           PHC, INC.

Date:  October 29, 1997
                                           By:  /S/ BRUCE A. SHEAR
                                           Bruce A. Shear, President
                                           and Chief Executive Officer