Form 10-Q
period 1997-09-30
PHC INC /MA/
filed 1997-11-18
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

| | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________

 Commission file number 0-23524


       PHC, INC.
_____________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

           Massachusetts                                      04-2601571
          _______________                                     __________
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

      200 Lake Street, Suite 102, Peabody MA                   01960
______________________________________________________________________________
 (Address of principal executive offices)                    (Zip Code)

      978-536-2777
______________________________________________________________________________
   (Issuer's telephone number)


(Former Name, former address and former fiscal year, if changed since last report)

 Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X In a no action letter, the U. S. Securities and Exchange Commission indicated that the company's failure to file a report on Form 8-K in connection with its acquisition of Behavioral Stress Centers, Inc. in November 1, 1996 will not preclude stockholders from selling under Rule 144.

 Applicable only to corporate issuers
 Number of shares outstanding of each class of common equity, as of October 27, 1997:
      Class A Common Stock    4,689,304
      Class B Common Stock      730,331
      Class C Common Stock            0

 Transitional Small Business Disclosure Format
 (Check one):
 Yes  _____     No  X

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - September 30, 1997 and June 30, 1997.

            Condensed Consolidated Statements of Operations - Three months ended September 30, 1997 and September 30, 1996.

            Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 1997 and September 30, 1996.

            Notes to Condensed Consolidated Financial Statements - September 30, 1997.

Item 2.     Management's Discussion and Analysis or Plan of Operation



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Signatures

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                         CONSOLIDATED BALANCE SHEETS
                                                        Sept. 30     June 30
                                                       __________    _________
                                                          1997         1997
                   ASSETS
Current assets:
  Cash & Cash Equivalents............................ $  144,645  $   905,692
  Accounts receivable, net of allowance for bad
    debts of $3,219,992 at Sept. 30, 1997, $2,982,138
    at June 30, 1997................................. 10,266,259   10,650,368
  Prepaid expenses...................................    208,276      375,382
  Other receivables and advances.....................    156,878      260,212
  Deferred Income Tax Asset..........................    515,300      515,300
  Other Receivables, related party...................    110,000       80,000
                                                      __________   __________
     Total current assets............................ 11,401,358   12,786,954
Accounts Receivable, noncurrent......................    645,000      605,000
Loan Receivable......................................    118,284      134,284
Property and equipment, net..........................  8,315,963    8,408,211
Deferred income taxes................................    154,700      154,700
Deferred financing costs, net of amortization........    756,006      751,325
Goodwill, net of accumulated amortization............  1,719,629    1,644,252
Restricted deposits and funded reserves..............    175,616      170,874
Other assets.........................................    134,906      222,032
 Other receivables, noncurrent, related party........  3,328,062    2,983,177
                                                     ___________  ___________
    Total............................................$26,749,524  $27,860,809
                                                     ___________  ___________
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  4,149,005  $ 4,171,334
  Notes payable--related parties.....................     51,600       51,600
  Current maturities of long term debt...............    574,278      580,275
  Revolving credit note and secured term note........  1,525,022    1,789,971
  Current portion of obligations under capital
   leases............................................    150,530      139,948
  Accrued Payroll, Payroll Taxes and Benefits........    577,365      703,842
  Accrued expenses and other liabilities.............    480,217      587,024
                                                     ___________  ___________
     Total Current liabilities.......................  7,508,017    8,023,994
                                                     ___________  ___________
Long-term debt.......................................  9,596,305    9,759,601
Obligations under capital lease......................  1,563,275    1,594,562
Notes payable related parties........................     15,796       23,696
Convertible debenture................................         --    2,734,375
                                                      ___________  ___________
  Total noncurrent liabilities....................... 11,175,376   14,112,234
                                                     ___________  ___________
  Total liabilities.................................. 18,683,393   22,136,228
                                                     ___________  ___________
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized, 500 shares issued and
   outstanding June 30, 1997 (liquidation
   preference $504,333)..............................         --            5
  Class A common stock, $.01 value; 20,000,000
   shares authorized, 4,643,280 and 2,877,836 shares
   issued Sept. 97 and June 97.......................     46,433       28,778
  Class B common stock, $.01 par value; 2,000,000
   shares authorized, 730,331 and 730,360 issued Sept.
   97 and June 97 convertible into one share of Class
   A common stock....................................      7,303        7,304
  Class C common stock, $.01 par value; 200,000
   shares authorized, 199,816 issued and outstanding
   June 97...........................................         --        1,998
  Additional paid-in capital......................... 13,643,167   10,398,630
  Treasury stock, 8,656 shares at cost...............    (37,818)     (37,818)
  Accumulated Deficit................................ (5,592,954)  (4,674,316)
                                                      ___________  ___________
  Total Stockholders' Equity.........................  8,066,131     5,724,581
                                                      ___________  ___________
  Total.............................................. 26,749,524   $27,860,809
                                                     ___________  ___________

                See Notes to Consolidated Financial Statements

                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                         September 30
                                                         _____________
                                                       1997        1996


Revenues:
  Patient Care, net............................     $5,903,995    $5,784,856
  Management Fees..............................        233,283            --
  Other........................................        173,477       133,204
                                                    __________    __________
  Total revenue................................      6,310,755     5,918,060

Operating expenses:
  Patient care expenses........................      3,622,231     3,056,894
  Cost of Management Contracts.................        102,400        69,893
   Provision for doubtful accounts.............        483,778       269,943
  Administrative expenses......................      2,692,035     2,199,501
                                                    ___________   __________

Total operating expenses....                         6,900,444     5,596,231
                                                    ___________   __________

Income (Loss) from operations...................      (589,689)      321,829
                                                    ___________   __________
Other income (expense):
  Interest income...............................        97,676         2,650
  Other income..................................        69,385        81,464
  Interest expense..............................      (488,010)     (295,344)
  Gain from operations held for sale............            --          (724)
                                                    ___________    __________

Total other income (expense)....................      (320,949)     (211,954)
                                                    ___________    __________
Income (Loss) before Provision for Taxes........      (910,638)      109,875

Provision for Income Taxes......................         8,000        44,133
                                                     __________    __________
Net Income (Loss)...............................    $ (918,638)    $  65,742
                                                    ___________    __________
Income (Loss) per Share:
  Net Income (Loss) per share...................    $     (.21)    $     .02

Weighted average number
  of shares outstanding.........................     4,444,706     3,117,915

                See Notes to Consolidated Financial Statements

                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months Ended
                                                           September 30,
                                                           _____________
                                                         1997           1996
     Cash flows from operating activities:
       Net income  (loss)..........................   $(918,638)      $65,742
       Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization.............     161,975       138,872
         Warrants issued for services..............      46,131            --
         (Increase) decrease in accounts
           receivable..............................      88,558    (1,446,109)
         Decrease (increase) in prepaid expenses
           and other current assets................     167,106      (147,887)
         (Increase) decrease in other assets.......      11,456       124,945
         (Increase) decrease in net assets of
           operations held for sale................          --        (1,185)
         Increase (decrease) in accounts
           payable.................................    (163,555)      (93,288)
         Increase (decrease) in accrued and
           withheld taxes..........................          --         6,923
         Increase (decrease) in accrued expenses
           and other liabilities...................     (92,058)     (308,532)
                                                      __________    __________
     Net cash provided by (used in) operating
       activities..................................    (699,025)   (1,660,519)

     Cash flows from investing activities:
         Costs related to business acquisition.....      (8,390)     (344,407)
         Acquisition of property and equipment.....     (39,084)     (224,602)
                                                      ___________    __________
     Net cash provided by (used in) investing
       activities..................................     (47,474)     (569,009)
                                                      ___________    __________
     Cash flows from financing activities:
         Issuance of common stock:
           Exercise of Options....................           --        54,547
           Private Placement......................      448,299            --
           Net debt activity......................     (462,847)    1,888,013
                                                      ___________    __________
     Net cash provided by (used in) financing
       activities.................................      (14,548)    1,942,560
                                                      ___________    __________
     NET INCREASE (DECREASE) IN CASH..............     (761,047)     (286,968)

     Beginning cash  balance......................      905,692       293,515
                                                      ___________    __________
     ENDING CASH BALANCE..........................      144,645         6,547
                                                      ___________    __________

     NON-CASH TRANSACTIONS
         Conversion of Debt to Common Stock.......   $2,734,375

         Conversion of Preferred Stock to Common
           Stock..................................   $  584,587

         Stock issued for North Point
           Acquisition............................   $   31,383      $ 75,600

                See Notes to Consolidated Financial Statements

                          PHC, INC. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
Note A - The Company

      PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan, out-patient psychiatric centers in Nevada, Kansas, Michigan and Virginia and a long-term care facility in Massachusetts. PHC also manages a psychiatric practice in New York through BSC-NY, Inc. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned except Pioneer Counseling of Virginia, Inc. which is owned 80% by PHC, Inc.(collectively the "Company"):

      PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island, Inc. ("PHRI") provide treatment of addictive disorders and chemical dependency. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. PHC of Michigan, Inc. ("PHM"), operates Harbor Oaks Hospital. PHM provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates Harmony Healthcare which was purchased on November 1, 1995. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. ("PHK"), operates Total Concept EAP which was purchased on March 15, 1996. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. North Point-Pioneer, Inc. ("NPP"), operates five outpatient behavioral health centers under the name of Pioneer Counseling Centers. Three of the centers were purchased on August 31, 1996 for $110,000 and 15,000 shares of PHC, Inc. Class A Common Stock. During the current quarter 15,000 additional shares of PHC, Inc. Class A Common Stock were issued in connection with this acquisition. The other two centers were purchased on September 6, 1996 for $150,000. BSC-NY, Inc. ("BSC"), is a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. Pioneer Counseling of Virginia, Inc., ("PCV") provides psychiatric services to adults, adolescents and children through an outpatient clinic located in Salem, Virginia. Pioneer Counseling of Virginia, Inc. is owned 80% by PHC, Inc., 10% by Dr. H. Patel and 10% by Dr. M. Patel. STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has phased out its day care center operations and the operating results of STL have been classified as "gain from operations held for sale" in the Condensed Consolidated Financial Statements.

Note B - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item  310 of  Regulation  S-B.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The accompanying financial statements should be read in conjunction with the June 30, 1997 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 14, 1997 and amended on October 29, 1997.

Note C - Subsequent Events

      On October 1, 1997, the Company purchased the assets of an outpatient clinic in Blacksburg, Virginia for 26,024 shares of Class A Common Stock and $50,000 in cash. The clinic's operations will be included in Pioneer Counseling of Virginia, Inc.

      On November 5, 1997 the Company filed a Post-Effective Amendment on Form SB-2/A2 to update information in the Registration Statement filed on Form SB-2 which became effective in June 1997. No additional Securities are being registered with this Post-Effective Amendment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                           PHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net patient care revenue increased 2% to $5,903,995 for the three months ended September 30, 1997 from $5,784,856 for the three months ended September 30, 1996. This increase in revenue is due to the acquisition of Pioneer Counseling of Virginia in January 1997. This amount does not include $203,283 in management fees generated by BSC-NY, Inc. which was acquired in November 1996. The company recorded a loss of $918,638 for the three months ended September 30, 1997 as compared to net income of $65,742 for the three months ended September 30, 1996. This decrease in net income is due in part to a decline in census in the chemical dependency facilities and an overall increase in provision for bad debts. Good Hope, the Company's chemical dependency facility in Rhode Island, continues to operate at a loss because of a decline in length of stay and lower reimbursements from third party payors. However, the Company's management team is focused on reducing expenses, increasing revenue and enhancing programming and has recently established new contracts which should help to stabilize the patient census. Also contributing to the decline in Net Income is the continued low census at the Company's long-term care facility. The occupancy rate for the long-term care facility for the three months ended September 30, 1997 was 67.0% as compared to 94.1% for the same period last year. The Company's intention is to sell Franvale allowing management to focus its efforts on its core business.

      Net patient care revenue for Pioneer's core behavioral healthcare business increased to $5,177,495 for the quarter ended September 30, 1997 from $4,346,076 for the same period in 1996. This increase in revenue is due primarily to newly acquired psychiatric practice in Virginia and the Management fees generated by BSC-NY, Inc. Net patient care revenue for the long term care facility decreased to $1,133,260 for the three months ended September 30, 1997 from $1,571,984 for the three months ended September 30, 1996 due to the decline in patient census.

Liquidity and Capital Resources

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable decreased during the quarter ended September 30, 1997 by approximately $88,500. This small decrease in receivables is due to continued success in the collection of the receivables of new acquisitions. The Company continues to closely monitor its accounts receivable balances and implement procedures and policies, including more aggressive collection techniques, to manage receivables growth and keep it consistent with growth in revenues.

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

      During the current quarter the company issued 172,414 Shares of Unregistered Class A Common Stock to ProFutures Special Equities Fund, L. P. resulting in proceeds to the Company of approximately $445,000.

PART II           OTHER INFORMATION

Item 1.  Legal Proceedings.

      The Company received a notice from Pioneer Health Care, Inc., a Massachusetts non-profit corporation demanding that the Company discontinue
use of its  PIONEER  HEALTHCARE  trademark  upon the  grounds  that   mark
infringes the rights of Pioneer Health Care, Inc. under applicable law. Pioneer Health Care, Inc. threatened to proceed with the necessary legal action to prevent the Company from using the PIONEER HEALTHCARE mark, and to seek a cancellation of the registration that has been issued by the U.S. Patent Trademark Office (the "PTO") to the Company for the PIONEER HEALTHCARE mark, unless the Company complied with this demand. The Company refused to comply with this demand, whereupon Pioneer Health Care, Inc. filed a petition in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark. The Company thereupon commenced litigation in the United States District Court for the District of Massachusetts seeking a declaratory judgment that its use of the PIONEER HEALTHCARE trademark does not infringe any rights of Pioneer Health Care, Inc. under applicable law, and that it has the right to maintain its registration of that mark. Pioneer Health Care, Inc. has filed a counterclaim in that litigation seeking injunctive and monetary relief against the Company upon claims of trademark infringement, trademark dilution and unfair competition. The Company is defending itself vigorously against those claims. Proceedings upon the petition filed by Pioneer Health Care, Inc. in the PTO seeking the cancellation of the Company's registration of its PIONEER HEALTHCARE trademark have been stayed pending the resolution of the litigation between the parties. Although the Company regards Pioneer Health Care, Inc.'s counterclaims as being without merit, an adverse decision could result in money damages against the Company and required discontinuance by the Company of the PIONEER HEALTHCARE mark could result in costs to the Company which could have a material adverse effect on the Company.

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


                                    PHC, Inc.
                                    Registrant


Date: November 18, 1997             /s/ Bruce A. Shear
                                    Bruce A. Shear
                                    President
                                    Chief Executive Officer




Date: November 18, 1997             /s/ Paula C. Wurts
                                    Paula C. Wurts
                                    Controller
                                    Assistant Treasurer