Form 10-Q
period 1997-12-31
PHC INC /MA/
filed 1998-02-17
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

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

                                  978-536-2777
                           (Issuer's telephone number)

_______________________________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report) Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No_X__ In a no action letter, the U. S. Securities and Exchange Commission indicated that the company's failure to file a report on Form 8-K in connection with its acquisition of Behavioral Stress Centers, Inc. in November 1, 1996 will not preclude stockholders from selling under Rule 144.

 Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of January 31, 1998:

         Class A Common Stock       4,690,174
         Class B Common Stock          730,331

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No      X

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 31, 1997 and June 30, 1997.

Condensed Consolidated Statements of Operations - Three months ended December 31, 1997 and December 31, 1996; Six months ended December 31, 1997 and December 31, 1996.

Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 1997 and December 31, 1996.

Notes to Condensed Consolidated Financial Statements - December 31, 1997.

Item 2. Management's Discussion and Analysis of Plan of Operation



PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS



                                                       Dec. 31          June 30
                                                         1997             1997
                           ASSETS
Current assets:
  Cash & Cash Equivalents..........................$    57,503    $     844,471
  Accounts receivable, net of allowance for
   bad debts of $2,410,045 at Dec. 31, 1997,
   $ 1,942,602 at June 30, 1997....................   8,973,466       9,066,763
   Prepaid expenses................................     292,401         346,091
   Other receivables and advances..................     585,636         249,218
   Deferred Income Tax Asset.......................     515,300         515,300
   Other Receivables, related party                      10,000          80,000
                                                     __________       __________
     Total current assets..........................  10,434,306      11,101,843

Accounts Receivable, noncurrent....................     645,000         605,000
Loan Receivable....................................     118,284         134,284
Property and equipment, net........................   3,420,232       3,525,195
Deferred income taxes                                   154,700         154,700
Deferred financing costs, net of amortization            92,272          60,575
Goodwill, net of accumulated amortization             2,111,361       1,644,252
Other assets........................................    213,448         214,150
 Other receivables, noncurrent, related party         3,097,740       2,983,177
Total...............................................$20,287,343     $20,423,176
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... 3,735,290     $ 2,529,126
  Notes payable--related parties ...................     51,600          51,600
  Current maturities of long term debt..............    645,811         560,914
  Revolving credit note and secured term note         1,226,014       1,789,971
  Current portion of obligations under capital leases    96,862          97,038
  Accrued Payroll, Payroll Taxes and Benefits           400,365         303,731
  Accrued expenses and other liabilities......          659,355         672,154
   Net current liabilities of discontinued operations   666,945         334,349
     Total Current liabilities......................  7,482,242       6,338,883
Long-term debt....................................... 3,162,542       3,021,540
Obligations under capital lease.....................  1,409,035       1,434,816
Notes payable related parties........................     9,515          23,696
Convertible debentures                                       --       2,734,375
Net long term liabilities of discontinued operations  1,185,187       1,145,285
  Total noncurrent liabilities......................  5,766,279       8,359,712
  Total liabilities................................. 13,248,521      14,698,595

Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
authorized, 500 shares issued and outstanding June
30, 1997 (liquidation preference $504,333)                  --                5
  Class A common stock, $.01 value; 20,000,000 shares
authorized, 4,690,174 and 2,877,836 shares
issued Dec. 97 and June 97                              46,902           28,778
  Class B common stock, $.01 par value; 2,000,000 shares
authorized, 730,331 and 730,360 issued Dec. 97 and
June 97 convertible into one share of Class A
common stock                                             7,303            7,304
  Class C common stock, $.01 par value; 200,000 shares
authorized, 199,816 issued and outstanding June             --            1,998
  Additional paid-in capital....................... 13,711,425       10,398,630
  Treasury stock, 8,656 shares at cost                 (37,818)         (37,818)
  Accumulated Deficit.............................  (6,688,990)      (4,674,316)
  Total Stockholders' Equity......................   7,038,822        5,724,581
Total............................................   20,287,343     $ 20,423,176
                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended                     Six Months Ended
                                                    December 31                         December 31
                                                1997          1996                   1997       1996

Revenues:
  Patient Care, net .....................   $ 5,196,280   $4,963,793              10,140,492      $9,309,869
  Management Fees........................       229,410   ___140,060                 462,693         140,060
         Total revenue...................     5,425,690    5,103,853              10,603,185       9,449,929
Operating expenses:
  Patient care expenses..................     2,912,131    2,432,597               5,686,348       4,467,786
  Contract expenses......................            --       70,005                      --         139,898
  Provision for doubtful accounts               515,471      279,937                 999,249         549,880
  Administrative expenses................     2,392,919    2,260,136               4,627,498       4,143,191
         Total operating expenses........     5,820,521    5,042,675              11,313,095       9,300,755
                                           ____________  ___________              ___________     ___________
Income (loss) from operations............     (394,831)       61,178                (709,910)        149,174

Interest income..........................      102,951        29,612                 200,598          32,049
Other income.............................       52,499       129,172                 121,749         210,636
  Interest expense.......................     (271,614)     (421,524)               (598,202)       (554,625)
Gain (loss) from operations held
    for sale.............................           --        37,202                      --          36,478
         Total other income (expense)....     (116,164)     (225,538)               (275,855)       (275,462)
                                           ____________    __________            ____________       _________
Loss before Provision for Taxes...            (510,995)     (164,360)               (985,765)       (126,288)
Provision for Income Taxes (Benefit).....           --       (42,669)                  7,200           1,464
Loss from Continuing Operations..........    $(510,995)    $(121,691)              $(992,965)     $ (127,752)

Discontinued Operations:
  Income (Loss) from Operations              $(585,038)   $   59,367             $(1,021,706)     $  131,170

Net Income (Loss)                          $(1,096,033)   $ (62,324)             $(2,014,671)      $   3,418

Basic & Diluted Earnings (loss) per common share:
   Income (Loss) from continuing
       operations..................               (.09)        (.04)                   (.20)           (.04)
   Income (Loss) from discontinued
       operations.................                (.11)         .02                    (.21)            .04

    Total..........................               (.20)        (.02)                   (.41)            .00

Basic & Diluted Weighted average number
  of shares outstanding ...................  5,404,251     3,183,908              4,924,479       3,175,775


                       See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       For the Six Months Ended
                                                              December 31
                                                       1997              1996
Cash flows from operating activities:
  Net income (loss)................................ $(2,014,671)    $    3,418
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization....................     225,932        191,349
  Increase in accounts receivable..................    (311,684)    (3,871,437)
  Compensatory Stock options & warrants issued for
    obligations                                                        125,000
  Increase (Decrease) in prepaid expenses and other
   current assets.................................       53,690       (431,620)
  Decrease in other assets.........................      38,245         40,035
  Decrease in net assets of operations held for
   sale...........................................                      55,288
 Increase in accounts payable......................   1,039,614        949,016
  Increase in accrued and withheld taxes...........                     16,736
  Increase (decrease) in accrued expenses and other
liabilities........................................     250,385       (364,652)
  Net cash provided (used) by discontinued operations   372,498       (625,717)
                                                     __________       _________
Net cash used in operating activities...............  (345,991)     (3,912,584)
                                                     __________       _________

Cash flows from investing activities:
quisition of property and equipment.............       (41,045)       (149,935)
 Costs related to business acquisition..........      (616,276)       (647,318)
Net cash used in investing activities...........      (657,321)       (797,253)

Cash flows from financing activities,
  Issuance of Common Stock.......................     3,328,915         688,471
  Net debt activity..............................      (378,196)      1,337,872
  Convertible debt...............................    (2,734,375)      2,578,125
                                                     ___________      _________
Net cash provided by  financing activities.......       216,344       4,604,468

NET INCREASE (DECREASE) IN CASH...................     (786,968)       (105,369)
Beginning cash balance............................      844,471         284,044

ENDING CASH BALANCE...............................       57,503        $178,675



                 See Notes to Consolidated Financial Statements

                                    PHC, Inc.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1996


Note A - The Company

     PHC, Inc. ("PHC") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan, out-patient psychiatric centers in Nevada, Kansas and Michigan and a long-term care facility in Massachusetts. PHC, Inc. also manages a psychiatric practice in New York through BSC-NY, Inc. The consolidated financial statements include PHC and its subsidiaries, all of which are 100% owned except Pioneer Counseling of Virginia, Inc. which is owned 80% by PHC, Inc. (collectively the "Company"):

     PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island, Inc. ("PHRI") provide treatment of addictive disorders and chemical dependency. PHC of Michigan, Inc. ("PHM"), operates Harbor Oaks Hospital. PHM provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates Harmony Healthcare which was purchased on November 1, 1995. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. ("PHK"), operates Total Concept EAP which was purchased on March 15, 1996. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. North Point-Pioneer, Inc. ("NPP"), operates five outpatient behavioral health centers under the name of Pioneer Counseling Centers. Pioneer Counseling of Virginia, Inc., ("PCV") provides psychiatric services to adults, adolescents and children through an outpatient clinic located in Salem, Virginia. Pioneer Counseling of Virginia, Inc. is owned 80% by PHC, Inc., 10% by Dr. H. Patel and 10% by Dr. M. Patel. BSC-NY, Inc. ("BSC"), is a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. This facility is currently under a Purchase and Sale Agreement (see Note C). STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has phased out its day care center operations and the operating results of STL have been classified as "gain from operations held for sale" in the Condensed Consolidated Financial Statements.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The accompanying financial statements should be read in conjunction with the June 30, 1997 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 14, 1997 and amended on October 29, 1997.


Note C - Subsequent Events

     On January 15, 1998 a Registration Statement filed on Form SB-2 became effective. With this Registration Statement shares of Class A Common Stock previously issued to ProFutures in a private placement, to Leon Rubenfaer as a part of a purchase and sale agreement and warrants issued to Brean Murray & Company for services rendered were registered.

     On January 29. 1998, the Company's Franvale Nursing and Rehabilitation Center ("Franvale") was cited for patient care and safety deficiencies by the Massachusetts Department of Public Health as a result of a routine survey. A civil penalty of $6,050 per day was imposed. If the company does not appeal the imposition of the fines and the deficiency notice, the penalties could be reduced by 35%. At the time of the citation the Company was notified by the Department of Public Health and by the federal agency, HCFA, that Franvale will be terminated from the Medicare and Medicaid programs unless Franvale is in substantial compliance with regulatory requirements by February 21, 1998. As a result of this statement of deficiencies Franvale was precluded from readmitting patients or admitting new patients. As of February 13, 1998 the ban from readmission has been removed. Franvale is still unable to admit new patients until after the resurvey has been completed and the facility is found to be in substantial compliance with Federal requirements. The State is scheduled to resurvey on February 17, 1998.

     As a result of the decrease in census resulting from the inability of Franvale to admit new patients and the limitations on its ability to re-admit patients, the monetary penalties and the expenses that have been incurred by the Company in an attempt to cure the cited deficiencies, the Company anticipates an adverse financial impact on future quarters.

     On February 12, 1998, the Company entered into an Asset Purchase Agreement with Lexington Healthcare Group, Inc. to sell substantially all the assets and liabilities of Franvale Nursing and Rehabilitation Center. The assets and liabilities of Franvale are shown net on the accompanying balance sheet and the loss from Franvale operations is shown separately under Loss from discontinued operations. The Company does not anticipate a net loss from the disposal of Franvale.

Item 2.     Management's Discussion and Analysis or Plan of Operation


                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations

     Net patient care revenue increased 4.6% to $5,196,280 for the three months ended December 31, 1997 from $4,963,793 for the three months ended December 31, 1996. This increase in revenue is due primarily to an increase in census at Harbor Oaks Hospital and the inclusion of Pioneer Counseling of Virginia, Inc. which was purchased in January 1997. The increase reflects only Patient Care revenues for the psychiatric and substance abuse facilities since Franvale, the long-term care facility is reported as discontinued operations.

     Management fees increased by 63% to $229,410 for the three months ended December 31, 1997 from $140,060 for the three months ended December 31, 1996. This increase in revenue is due to the inclusion of BSC-NY, Inc. for the full quarter ended December 31, 1997.

     Net patient care revenue increased 8.9% to $10,140,492 for the six months ended December 31, 1997 from $9,309,869 for the six months ended December 31, 1996. This increase and the management fee increase for the six months resulted from the same changes as noted for the three months ended December 31, 1997.


Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the quarter ended December 31, 1997 by 1%, approximately $93,000. This is a result of increased collection activity and more aggressive bad debt write offs and higher reserve accounts. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     The former owners of Behavioral Stress Centers, Inc., now BSC-NY, Inc., agreed to accept full payment for the earn-out consideration required to be paid to them for the year ended October 31, 1997 pursuant to the Agreement and Plan of Merger in PHC, Inc. common stock. The total amount of the earn-out for which PHC, Class A Common Stock will be issued is $467,288. According to the original agreement 50% of this would have been paid in cash.

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

PART II         OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company recently reached a Settlement and Consent Agreement (the "Agreement") with Pioneer Health Care, Inc., a Massachusetts non-profit corporation which had demanded that the Company discontinue use of its PIONEER HEALTHCARE trademark upon the grounds that the mark infringed upon the rights of Pioneer Health Care, Inc. under applicable law. Pursuant to the terms of the Settlement Agreement, the Company has agreed to not identify itself as Pioneer Healthcare, or otherwise use the mark in any solicitation activities or mass media advertising, within Massachusetts or Connecticut. Additionally, in accord with the Agreement, the parties will seek dismissal of the Cancellation Proceeding brought before the Trademark Trial and Appeal Board by Pioneer Health Care, Inc. and the subsequent litigation commenced by the Company in the United States District Court for the District of Massachusetts. The Company believes that compliance with the terms of the Agreement will not have a material adverse effect on the Company.

     In January 1996, the Company received notice that Mullikin Medical Center, A Medical Group, Inc. ("ullikin", located in Artesia, California, filed a petition with the U.S. Patent Trademark Office (the "PTO" seeking cancellation of the registration of the PIONEER HEALTHCARE mark. This cancellation proceeding is currently pending before the PTO. Although the Company regards Mullikan's petition to be without merit, an adverse decision could result in required discontinuance of the PIONEER HEALTHCARE and inconsequential money damages.

Item 3.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 26,1997 In addition to the election of directors (with regards to which (I) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (II) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (III) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of Richard A. Eisner & Company, LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.


     The stockholders also voted to amend the 1993 Employee Stock Purchase and Option Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 300,000 to 400,000 shares, to amend the 1995 Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 100,000 to 150,000 shares, and to amend the 1995 Non-Employee Director Stock Option Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 30,000 to 50,000 shares.

Item 6.   Exhibits

Item 6    Exhibits and Reports on Form 8-K

        Exhibit No.         Description

               4.26 Transfer from Seacrest Capital Limited of Securities of PHC,
                    Inc. to Summitt Capital Limited.
             10.130 Settlement and Consent Agreement by and between PHC, Inc.,
                    Pioneer Health Care, Inc. and Pioneer Management Systems, Inc. dated January 22, 1997.
             10.131 Promissory Note of Quality Care Center of Massachusetts,
                    Inc. favor of CMS Therapies, dated December 17, 1997 1997
                    in the amount of $312,468.94.
             13.132 First Amendment to Sale  and  Purchase  Agreement by  and
                    betwee   LINC   Financial  Services,  Inc., LINC  Finance
                    Corporation VII and PHC of Rhode Island dated January 20, 1995 and Sale and Purchase Agreement dated March 6, 1995.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PHC, Inc. Registrant


Date:  February 17, 1998                            /s/ Bruce A. Shear
                                                     Bruce A. Shear
                                                     President
                                                     Chief Executive Officer

Date:  February 17, 1998                            /s/ Paula C. Wurts
                                                     Paula C. Wurts
                                                     Controller
                                                     Assistant Treasurer

 Exhibit Index          Description

              23.1  Consent of Independent Auditors

                27  Financial Data Schedule

               5.1  Opinion of Arent Fox Kintner Plotkin and Kahn

              99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
                    Litigation Reform Act of  1995.

              4.26 Transfer from Seacrest Capital Limited of Securities of PHC, Inc. to Summitt Capital Limited.
             10.130 Settlement and Consent Agreement by and between PHC, Inc.,
                    Pioneer Health Care, Inc. and Pioneer Management Systems, Inc. dated January 22, 1997.
             10.131 Promissory Note of Quality Care Center of Massachusetts,
                    Inc. favor of CMS Therapies, dated December 17, 1997 1997
                    in the amount of $312,468.94.
             13.132 First Amendment to Sale  and  Purchase  Agreement by  and
                    betwee   LINC   Financial  Services,  Inc., LINC  Finance
                    Corporation VII and PHC of Rhode Island dated January 20, 1995 and Sale and Purchase Agreement dated March 6, 1995.

Exhibit 5.1

                           Arent Fox
                           1050 Connecticut Avenue, NW
                           Washington, DC 20036-5339



Arnold R. Westerman
Tel:    202/857-6243
Fax:    202/857-6395
westerma@arentfox.com
http://www.arentfox.com

                                                  January 9, 1998


PHC, Inc.
200 Lake Street Suite 102
Peabody, Massachusetts 01960

Gentlemen:
     We have acted as counsel for PHC, Inc., a Massachusetts corporation ("PHC"), in connection with the issuance by PHC under the Securities Act of 1933, as amended, of up to 429,621 shares of PHC's Class A Common Stock, par value $.01 per share (the "PHC Common Stock"), pursuant to the Form SB-2 Registration Statement to be filed with the Securities and Exchange Commission on January 12, 1998 (the "Registration Statement").

     On the basis of such investigation as we have deemed necessary, we are of the opinion that the 429,621 shares of PHC Common Stock will be validly issued, fully paid and nonassessable when issued in accordance with the transactions described in the Registration Statement and as specified therein.

     We hereby consent to the filing of this opinion as an exhibit to such Registration Statement and to the reference to our firm under the heading "Legal Matters." In giving this consent, we do not hereby admit that we come within the category of persons whose consent is required under Section 7 of the securities Act of 1933, as amended.


                                          Very truly yours,

                                          ARENT FOX KINTNER PLOTKIN & KAHN


                                          By:  _______________________________
                                          Arnold R. Westerman

Arent Fox Kintner Plotkin & Kahn
New York, NY - McLean, VA - Bethesda, MD - Budapest, Hungary - Jeddah, Kingdom of Saudi Arabia

Exhibit 4.26


                            SEACREST CAPITAL LIMITED
                               38 Hartford Street
                             London, England WIY 7TG

                                December 19, 1997



Summit Capital Limited
38 Hafford Street
London, England W1Y 7TG

         Re:      Transfer of Securities of PHC, Inc. to Summit Capital Limited

Gentlemen:

     Effective as of December 19, 1997 (the "Transfcr Date"), Seacrest Capital Limited ("Seacrest") hereby assigns, transfers, and conveys to Summit Capital Limited ("Summit") all of Seacrest's rights and interest in that Common Stock Purchase Warrant (the "Warrants") for 60,000 shares of Class A common stock of PHC, Inc. (the "Company") dated March 31, 1997, together with all registration rights granted to Seacrest in connection therewith as set forth in Registration Agreements between the Company and Seacrest and all other agreements and related documents executed by the Company in favor of Seacrest in connection with the foregoing, and all rights incident thereto (collectively, the "Transaction Documents").

     Summit hereby acknowledges that neither the Warrant nor the shares underlying the Warrant have been registered under the Secunties Act of 1933, as amended (the "Act") or any swe securities laws, and may not be offered, sold or otherwise transferred unless such securities are registered under the Act, and applicable state securities laws or such offers, sales and tramsfers are made pursuant to available exemptions from the registration requirements of those laws. Furthermore, Summit represents that it is a sophisticated investor, as defined in Rule 506(b)(2Xii) of Rcgulationm D under the Act, and an "accredited investor" as defined in Rule 501 of Regulation D under the Act, and acknowledges and understands an investment in the Warrant involves a high degree of risk, including a possible total loss of investment and that it is able to bear the economic risk of an investment in the Warrant. Summit represents that it is acquiring the Warrant for its own account, for investment and not with a view to distribution thereof.

     Summit further represents that it has received and reviewed copies of the Warrant and Transaction Documents. Summit acknowledges and agrees that it shall accept the Warrant with all rights and privileges and subject to all conditions and restrictions set forth in the Transactiontion Documents. Summit further agrees to be bound by the terms of such Transaction Documents as if it were an original signatory thereto.

This letter may bc executed by facsimile signature in one or more counterparts.



                                      Yours very truly,
                                      SEACREST CAPITAL LIMITED


                                      By:      ________________________________
                                      Title:   ________________________________



ACKNOWLEDGED AND AGREED:

SUMMIT CAPITAL LIMITED

By:      ________________________________
Title:   ________________________________


PHC, INC.

By:      ________________________________
Title:   ________________________________

Exhibit 10.130

                                         SETTLEMENT AND CONSENT AGREEMENT

     This Agreement is made as of this 22nd day of January, 1998 by and among PHC, Inc. ("PHC"), a Massachusetts corporation with a principal place of business at 200 Lake Street, Peabody, Massachusetts; Pioneer Health Care, Inc. ("Pioneer Health"), a Massachusetts corporation with a principal place of business at 330 Whitney Avenue, Holyoke, Massachusetts; and Pioneer Management Systems, Inc. ("Pioneer Management"), a Massachusetts corporation with a principal place of business at 330 Whitney Avenue, Holyoke, Massachusetts.

     WHEREAS, PHC has used the service mark PIONEER HEALTHCARE in commerce to identify and designate the source of services which it offers for sale;

     WHEREAS, Pioneer Health and Pioneer Management have used the service marks PIONEER HEALTH CARE and PIONEER HEALTH in commerce to identify and designate the source of services which they offer for sale;

     WHEREAS, on February 16, 1993, PHC registered the PIONEER HEALTHCARE mark upon the Principal Register of the United States Patent and Trademark Office;

     WHEREAS, by letter dated December 13, 1993, Pioneer Health and Pioneer Management demanded that PHC cease and desist from any further use of the PIONEER HEALTHCARE mark, and threatened to commence litigation against PHC if it refused to comply with that demand;

     WHEREAS, by letter dated March 17, 1994, PHC responded to the demand of Pioneer Health and Pioneer Management by refusing to discontinue its use of the PIONEER HEALTHCARE mark;

     WHEREAS, on or about May 25, 1994, pursuant to 15 U.S.C. (Section) 1064, Pioneer Health and Pioneer Management commenced a proceeding in the United States Patent and Trademark Office (the "Cancellation Proceeding") seeking the cancellation of PHC's registration of the PIONEER HEALTHCARE mark on the ground that PHC's use of that mark is likely to cause public confusion, mistake, or deception;

     WHEREAS, on or about December 9, 1994, PHC commenced a proceeding in the United States District Court for the District of Massachusetts (the "Litigation") seeking a declaratory adjudication of its rights to continue to use, and maintain its registration of, the PIONEER HEALTHCARE mark;

     WHEREAS, on or about April 12, 1996, Pioneer Health and Pioneer Management alleged counterclaims against PHC in the Litigation seeking monetary and equitable relief upon various claims arising under the laws of the United States and the Commonwealth of Massachusetts; and

     WHEREAS, the parties have determined to resolve their dispute pertaining to the right of PHC to continue to use and maintain the registration of the PIONEER HEALTHCARE mark, and to settle all issues which are the subjects of the Cancellation Proceeding and the Litigation.

     NOW,  THEREFORE,  PHC,  PIONEER  HEALTH  AND  PIONEER  MANAGEMENT  AGREE AS
FOLLOWS:

1.   Definitions

1. 1. A "PIONEER HEALTH Mark" shall refer to any mark, including but not limited to PIONEER HEALTHCARE, which includes both the word PIONEER and the word HEALTH (or any derivative of the word HEALTH), in that order, as immediately adjoining components thereof Consequently, a PIONEER HEALTH Mark shall not include, for example, (i) the PIONEER mark alone or in combination with any word or symbol other than the word HEALTH, or (ii) the PIONEER mark in combination with the word HEALTH (or any derivative of the word HEALTH) where the word HEALTH (or its derivative, if applicable) does not appear subsequent to and immediately adjoining the word PIONEER. Notwithstanding the first sentence of this section 1.1, a PIONEER HEALTH Mark shall not include a Permitted Deviation of a PIONEER HEALTH mark, as defined in section 1.2 hereof.
                                        2

1.2 A "Permitted Deviation" of a PIONEER HEALTH Mark shall refer to any mark which includes both a derivative of the word PIONEER (such as, for example, PIONEERING) and the word HEALTH (or any derivative of the word HEALTH, such as, for example, HEALTHCARE), as immediately adjoining components thereof provided, however, that the plural or possessive forms of the word PIONEER (i.e., PIONEERS, PIONEER'S and PIONEERS') in combination with the word HEALTH (or any derivative of the word HEALTH) shall not be a Permitted Derivative hereunder. Consequently, for example, PIONEERING HEALTHCARE would be a Permitted Deviation hereunder; PIONEERS HEALTHCARE would not be a Permitted Deviation hereunder.

1.3 A "Mass Media Advertisement" shall refer to any paid advertisement placed by PHC which is directed toward obtaining health care business and which appears in any mass medium (including, but not limited to, radio, print. television, internet web sites or publicly displayed visual media, such as billboards) originating in, or distributed primarily to, any market in the United States.
                                        3

1.4 "Solicitation Activities" shall refer to any activity, other than a Mass Media Advertisement, which is directed toward obtaining health care business from any person or any group of persons to whom such activity is directed.

1.5  "Person" shall refer to both natural persons and to business organizations.

1.6 A "care-providing facility" shall mean a center at which patients receive health care services, including, but not limited to substance abuse, psychiatric or other rehabilitative treatment services.

II. Limitations Upon PHC's Use Of PIONEER HEALTH Marks In Massachusetts And Connecticut


2.1 Any care-providing facility owned or operated by PHC and located anywhere in Massachusetts or Connecticut shall not use a PIONEER HEALTH Mark in connection with its dealings with the public (including but not limited to the use of such a mark in any Mass Media Advertisement and in Solicitation Activities).

2.2 For so long as PHC uses a PIONEER HEALTH Mark as a designation of the source of its services, it shall not open or operate a corporate office in the Massachusetts counties of Worcester, Hamden, Hampshire, Berkshire or Franklin or in Hartford County, Connecticut.

2.3 PHC shall not, after September 30, 1998, (i) use a PIONEER HEALTH Mark in connection with any Solicitation Activities directed specifically to any Person in Massachusetts or Connecticut, or (ii) use a PIONEER HEALTH Mark in any Mass Media Advertisement which appears in any medium which is directed or distributed primarily to the Massachusetts or Connecticut markets. For purposes of this section 2.3, any mailing addressed to any Person residing or located in Massachusetts or Connecticut will be deemed to be directed specifically to that Person, regardless whether that mailing is also sent to Persons in states other than Massachusetts or Connecticut.

2.4 PHC shall instruct its relevant employees not to use a PIONEER HEALTH Mark as a greeting in answering its telephone at any place of business which it maintains in Massachusetts or Connecticut.

III. Use of Disclaimer In Certain Circumstances

3.1 For a period of time beginning on the date hereof and concluding on September 22, 2007, PHC will include a disclaimer in any Mass Media Advertisement in which a PIONEER HEALTH Mark appears. This disclaimer will state that PHC is "Not affiliated with the Pioneer Health Group (of Massachusetts) or any of its affiliates."

IV.  Concurrent Use and Registration

4.1 The parties agree that, in view of the substantial differences between the services which they sell, the relative expense of those services, the way in which those services are marketed and distributed, differences between the likely customers of those services and certain other factors (including the terms of this Settlement and Consent Agreement), PHC's use of any PIONEER HEALTH Mark does not and will not cause or be likely to cause any confusion with any goods or services offered for sale by Pioneer Health and Pioneer Management under a PIONEER HEALTH Mark or under any other mark presently used by Pioneer Health or Pioneer Management. The parties further agree that, for the same reasons, PHC's use of any Permitted Deviation of a PIONEER HEALTH Mark would not cause or be likely to cause any confusion or likely confusion with any goods or services offered for sale by Pioneer Health and Pioneer Management under a PIONEER HEALTH Mark or under any other mark presently used by Pioneer Health or Pioneer Management. In accordance with this agreement, the parties shall forthwith terminate the Cancellation Proceeding by executing and filing a Stipulation of Dismissal of Cancellation identical in form to Exhibit A hereto. Pioneer Health and Pioneer Management agree not to oppose any application by PHC to register any Permitted Deviation of a PIONEER HEALTH mark, and to execute any such documentation as is reasonably necessary to enable PHC to obtain a registration of a Permitted Deviation of a PIONEER HEALTH Mark. PHC agrees not to oppose any application by Pioneer Health or Pioneer Management to registe the marks PIONEER HEALTH -- THE PPO; PIONEER HEALTH

     CARE; PIONEER HEALTH; PIONEER HEALTH PLAN; and PIONEER HEALTH GROUP, and to execute any such documentation as is reasonably necessary to enable Pioneer Health or Pioneer Management to obtain a registration of those marks.

V.   Corporate Identification of PHC

5.1 PHC shall not to refer to itself as "Pioneer Health Care, Inc." in connection with any internal or external references to its corporate identity.

VI. Dismissal of the Litigation

6.1 The parties shall forthwith terminate the Litigation by executing and filing a stipulation of dismissal identical in form to Exhibit B hereto.

6.2 Pioneer Health and Pioneer Management hereby release, remise and forever discharge PHC of and from any claim or cause of action arising or alleged to have arisen from PHC's use of any PIONEER HEALTH Mark, or PHC's referral to its corporate identity as "Pioneer Health Care, Inc.," at any time from the beginning of the world to the date hereof, including but not limited to all claims alleged against PHC by Pioneer Health and Pioneer Management in the Litigation.

6.3 PHC hereby releases, remises and forever discharges Pioneer Health and Pioneer Management of and from any claim or cause of action arising or alleged to have arisen from the use by Pioneer Health and/or Pioneer Management of any PIONEER HEALTH Mark at any time from the beginning of the world to the date hereof, including but not limited to all claims alleged against Pioneer Health and Pioneer Management by PHC in the Litigation.

VII.     PHC's Right To Use And Register Permitted Deviations

7.1 Nothing herein requires PHC to continue to hereafter use a PIONEER HEALTH Mark. Pioneer Health and Pioneer Management hereby consent to the use by PHC of any Permitted Derivation of a PIONEER HEALTH Mark, and agree that the use by PHC of any such Permitted Derivation will not violate or infringe upon any rights of Pioneer Health or Pioneer Management.

VIII.    Miscellaneous

8.1 This Agreement shall be governed by, and construed in accordance with, the laws of Massachusetts.

8.2 This Agreement supersedes any and all oral or written agreements, representations or understandings heretofore made relating to the subject matter hereof and constitutes the entire agreement of the parties relating to the subject matter hereof.

8.3 If any provision of this Agreement shall be declared void or unenforceable by any judicial or administrative authority, the validity of any other provision hereof shall not be affected thereby.

  PHC, Inc.                                     PIONEER HEALTH CARE, INC.



  By:  /s/ Bruce A. Shear                       By:  /s/ A......J......S......
  Its:   President                              Its:  President


                                                PIONEER MANAGEMENT SYSTEMS, INC.



                                                By:  /s/ B.....E......S......
                                                Its:  President




DS2.298395.1

                                                                     EXHIBIT A

                IN THE UNITED STATES PATENT AND TRADEMARK OFFICE
                   BEFORE THE TRADEMARK TRIAL AND APPEAL BOARD

-------------------------------------------------------------------------------
PIONEER HEALTH CARE, INC. and
PIONEER MANAGEMENT SYSTEMS, INC.,

                           Petitioners,

                  V.                                  Cancellation No. 23,013
PHC, INC.,
                          Respondents.

-------------------------------------------------------------------------------
                    STIPULATION OF DISMISSAL OF CANCELLATION

     The parties hereto, through their undersigned counsel, hereby stipulate and agree to the dismissal with prejudice of this cancellation proceeding.

PHC, INC.                                   PIONEER HEALTH CARE, INC. and
                                            PIONEER MANAGEMENT SYSTEMS, INC.

BY its attorney,                            By their attorney,



_____________________________               __________________________________
Theodore A. Breiner                         Esther J. Horwich
Breiner & Breiner                           100 State Street
115 North Henry Street                      Suite 900
Alexandria.  VA  22314                      Boston, MA 02109
(703) 684-6885                              (617) 523-1150

Dated:

ds298942

                                                                     EXHIBIT B

                          UNITED STATES DISTRICT COURT
                        FOR THE DISTRICT OF MASSACHUSETTS


-------------------------------------------------------------------------------
PHC, INC.,
                           Plaintiff,


                  V.                                       CIVIL ACTION
                                                           No. 94-12447-NMG
PIONEER HEALTH CARE, INC. and
PIONEER MANAGEMENT SYSTEMS, INC.,

                          Defendents

-------------------------------------------------------------------------------
                            STIPULATION OF DISMISSAL

     The parties hereto, by and through their undersigned counsel, hereby stipulate and agree to the dismissal with prejudice of all claims and counterclaims alleged in this acion, said dismissal to be with prejudice and without costs.

PHC, INC.                                     PIONEER HEALTH CARE, INC. and
                                              PIONEER MANAGEMENT SYSTEMS, INC.

BY its attorney,                              By their attorney,



_____________________________                 __________________________________
Michael Arthur Walsh                          Esther J. Horwich
Choate, Hall & Stewart                        100 State Street
Exchange Place, 53 State Street               Suite 900
Boston, MA  02109                             Boston, MA 02109
(617) 248-5000                                (617) 523-1150

Dated:

ds298856

Exhibit 10.131

                                 PROMISSORY NOTE


U. S. $312,468.94                                      Charlotte, North Carolina
                                                       December 17, 1997


     FOR VALUE RECEIVED, the undersigned, Quality Care Centers of Massachusetts, Inc. d/b/a Franvale Nursing and Rehabilitation Center, a Massachusetts corporation, having an address of 200 Lake Street, Suite 102, Peabody, Massachusetts, 01960 ("Debtor"), intending to be legally bound, hereby promises to pay to the order of CMS Therapies, Inc., a North Carolina corporation ("Payee"), the principal sum of Three Hundred Twelve Thousand, Four Hundred Sixty Eight Dollars, and Ninety Four Cents ($312,468.94), in accordance with the provisions of this Note.

         1.       Payment of Principal.

     (a) Scheduled Payment of Principal Amount. Beginning February 1, 1998 and then continuing thereafter on each payment date set forth on the Exhibit A, (attached hereto and incorporated by reference "Payment Schedule") during the term of this Note, Debtor shall pay the Payee the monthly installments of principal and interest as shown on the Payment Schedule. Debtor's final payment shall be due on January 1, 2000, ( the "Maturity Date"), or sooner if accelerated pursuant to the terms of this note.

     (b) Interest Rate. The principal balance of this Note shall bear interest at a rate of ten percent (10%) per annum, compounded annually.

     (c) Default Interest Rate. During the continuance of an Event of Default (as hereinafter defined), the principal balance of this Note shall bear interest at a rate of fifteen percent (15%) per annum, compounded annually.

     (d) Maturity. Unless otherwise required to be paid sooner pursuant to the provisions of this Note, or any other agreement between Debtor and Payee, the principal balance of this Note and all interest accrued hereunder shall be due and payable on the Maturity Date.

     (e) Prepayment. Debtor may prepay this Note in whole at any time, or in part from time to time, without penalty or premium.

     2. Form of Payment; Payments Due on Nonbusiness Days. Any payment to be made hereunder shall be payable in lawful money of the United States of America to the Payee to such domestic account as the Payee may designate, in same day funds. If any payment of principal on this Note shall become due on a Saturday, Sunday or legal holiday under the laws of the State of North Carolina, such payment shall be made on the next business day.

           3.       Default.

     (a) Event of Default. An "Event of Default" hereunder shall mean the occurrence of any of the following described events:

     (1) Any installment of principal or interest is not paid when due hereunder; or

     (2) An involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereinafter in effect shall be commenced against Debtor and the petition shall not be dismissed, stayed, bonded or discharged within sixty (60) days after commencement of the case; or a court having jurisdiction in the premises shall enter a decree or order for relief in respect of the Debtor in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereinafter in effect; or any other similar relief shall be granted under any applicable federal, state, local or foreign law; or

     (3) A decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidated, sequestrator, trustee, custodian or other officer having similar powers over the Debtor or any substantial part of the property of the Debtor shall be entered; or an interim receiver, trustee or other custodian of the Debtor or over all or any substantial part of the property of the Debtor shall be appointed or a wan-ant of attachment, execution or similar process against any substantial part of the property of the Debtor shall be issued and any such event shall not be stayed, dismissed, bonded or discharged within sixty (60) days after entry, appointment or issuance; or

     (4) The Debtor shall: (1) commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect; (2) consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law; (3) consent to the appointment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its property; (4) make any assignment for the benefit of creditors; or (5) take any corporate action to authorize any of the foregoing; or

     (5) If the Debtor: (1) denies any further liability or obligation under this Note or any other agreement with Payee; or (2) contests the validity or enforceability of this Note or any other agreement with Payee; or (3) declares the Note or any other agreement with Payee null and void.

     (b) Rights and Remedies. Upon the occurrence and during the continuance of an Event of Default under Section 3(a)(1) hereof, Payee may, at its option: (1) by written notice to Debtor, declare the entire unpaid principal balance of this Note, all accrued default interest and all other amounts owed hereunder immediately due and payable, whereupon all such amounts shall be immediately due and payable; and (2) exercise any and all rights and remedies available to it under any agreement or applicable law, including, without limitation, the right to collect from Debtor all sums due under this Note. Upon the occurrence and during the continuance of an Event of Default under any of Section ' )(a)(2) through 3(a)(5) hereof, the entire unpaid principal balance of this Note, all accrued interest and all other amounts owed hereunder shall become immediately due and payable without demand, protest or notice of any kind, all of which are expressly waived, and the Payee may exercise any and all rights and remedies available to it under any agreement or applicable law, including, without limitation, the right to collect from Payor all sums due under this Note. The rights and remedies of Payee under this Note shall be cumulative and not alternative.

     (c) Waiver and Consent. The Debtor and any endorser of this Note hereby waive protest, presentment for payment, demand for payment, notice of nonpayment, and protest of dishonor and consent to and waive notice of any one or more extensions, renewals, or modifications of this Note or of any installment of principal or interest, granted by the Payee, whether on one or more occasions.

     4. Cancellation. After all principal and all other amounts at any time owed on this Note has been paid in full, this Note shall be surrendered to Debtor for cancellation and will not be reissued.

     5. Notice. All notices and other communications provided for hereunder shall, unless otherwise stated herein, be in writing (including facsimile communication) and be mailed, transmitted by facsimile or delivered by a commercial delivery service, as to each party hereto, at its address set forth below or at such other address as shall be designated by such party in a written notice to the parties hereto. Such notice shall be delivered:

                  if to the Payee, to:

                           Att: Legal Counsel
                           CMS Therapies, Inc. d/b/a RehabWorks, Inc.
                           4235 S. Stream Blvd., Suite 300
                           Charlotte, NC 28217

                    if to the Debtor, to:

                           Attn: Bruce Shear, President
                           Quality Care Centers of Massachusetts, Inc.
                           200 Lake Street, Suite 102
                           Peabody, MA   01960

     All such notices and communications shall be effective, in the case of notice by mail, on the earlier of the date of receipt or three business days after being deposited in the mails, in the case of delivery by a commercial delivery service, when delivered, and, in the case of notice by facsimile transmission, when sent, in each case addressed as aforesaid.

     6. Successors and Assigns. Whenever in this Note reference is made to the Payee or the Debtor, such reference shall be deemed to include, as applicable, a reference to their respective successors and assigns. The provisions of this Note shall be binding upon and shall inure to the benefit of said successors and assigns. The Debtor's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession of or for the Debtor. Debtor may not delegate or otherwise transfer its obligations hereunder to any other person or entity. Payee (and any successive assignee or transferee) from time to time may assign or otherwise transfer all or any portion of its rights hereunder to any other person or entity.

     7. Governing Law. This Note is being delivered and is intended to be performed in the State of North Carolina. and shall be construed and enforced in accordance with the internal substantive laws thereof, without regard to the conflict of laws and rules thereof.

     8. Selection of Forum. Debtor hereby agrees that any suit to enforce any provision of this Note shall be brought in the United States District Court or the Mecklenburg County, North Carolina Superior Court. Debtor further agrees that such courts have personal jurisdiction over the Debtor and Debtor submits to the personal jurisdiction of such courts.

     9. Usury Laws. It is the intention of Debtor and holder hereof to conform strictly to the usury laws now or hereafter in force in the State of North Carolina, and any interest payable under this Note shall be subject to reduction to the amount not in excess of the maximum non-usurious amount allowed under the usury laws of the State of North Carolina as now or hereafter construed by the courts having jurisdiction over such matters. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to Debtor or credited to the principal amount of this Note, or if this Note has been repaid, then such excess shall be rebated to Debtor.

     10. Amendment and Waiver. No amendment, modification, termination or waiver hereof shall be effective unless the same shall be in writing, signed by Payee and consented to in writing by Debtor, and then only in the specific instance and for the specific purpose for which given. Neither the failure nor any delay in exercising any right, power or privilege under this Note will operate as a waiver of such right, power or privilege and no single or partial exercise of any such right, power or privilege by Payee will preclude any other or further exercise of such right, power or privilege.

     11. Attorneys' Fees. Debtor shall pay, upon demand, all costs of collection, including reasonable attorneys' fees and legal expenses, if all or any portion of this Note is not paid when due, whether or not legal proceedings are commenced.

     12. Time is of the Essence. Time is of the essence for the performance by Debtor of the obligations set forth in this Note.

     13. Severability. If any provision of this Note is held invalid or unenforceable by a court of competent jurisdiction, the other provisions of this Note will remain in full force and effect. Any provision of this Note held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

     14. Consent to Jurisdiction; Service of Process: Jury Trial.

     (A) EXCLUSIVE JURISDICTION: CONSENT TO JURISDICTION; FORUM NON CONVENIENS. THE DEBTOR HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY NORTH CAROLINA STATE OR FEDERAL COURT SITTING IN NORTH CAROLINA, OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS NOTE AND THE DEBTOR HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT TO SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH NORTH CAROLINA STATE OR FEDERAL COURT. THE DEBTOR HEREBY IRREVOCABLY WAIVES TO THE FULLEST EXTENT IT MAY EFFECTIVELY DO SO, THE DEFENSE OF AN INCONVENIENT FORUM TO THE PROCEEDING, AND AGREES NOT TO BRING ANY SUCH ACTION OR PROCEEDING IN ANY OTHER FORUM (BUT NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE PAYEE TO BRING ANY SUCH ACTION OR PROCEEDING IN ANY OTHER FORM. THE DEBTOR AGREES THAT A JUDGMENT, FINAL BY APPEAL OR EXPIRATION OF TIME TO APPEAL WITHOUT AN APPEAL BEING TAKEN, IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. NOTHING IN THIS SECTION 13(A) SHALL AFFECT THE RIGHT OF THE PAYEE TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF THE PAYEE TO BRING ANY ACTION OR PROCEEDING AGAINST THE DEBTOR OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTIONS.

     (B) SERVICE OF PROCESS. THE DEBTOR WAIVES PERSONAL SERVICE OF ANY PROCESS UPON IT AND, AS ADDITIONAL SECURITY FOR ITS OBLIGATIONS HEREUNDER, IRREVOCABLY APPOINTS AND AGREES TO MAINTAIN AT ALL TIMES DURING THE TERM OF THIS NOTE _________ AS ITS REGISTERED AGENT FOR THE PURPOSE OF ACCEPTING SERVICE OF PROCESS ISSUED BY ANY COURT. THE DEBTOR IRREVOCABLY WAIVES ANY OBJECTION (INCLUDING, WITHOUT LIMITATION, ANY OBJECTION OF THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS) WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING WITH RESPECT TO THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH IN ANY JURISDICTION SET FORTH ABOVE.

     (C) WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO IRREVOCABLY WAIVES ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER SOUNDING IN CONTRACT, TORT, OR OTHERWISE, ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS NOTE. EACH OF THE PARTIES HERETO AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS NOTE WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

     (D) WAIVER OF BOND. THE DEBTOR WAIVES THE POSTING OF ANY BOND OTHERWISE REQUIRED OF ANY PARTY HERETO IN CONNECTION WITH ANY JUDICIAL PROCESS OR PROCEEDING TO ENFORCE ANY JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF SUCH PARTY, OR TO ENFORCE BY SPECIFIC PERFORMANCE, TEMPORARY RESTRAINING ORDER, PRELIMINARY OR PERMANENT INJUNCTION THIS NOTE.

     15. Interpretation. The parties hereto have participated jointly in the negotiation and drafting of this note. In the event an ambiguity or question of intent or interpretation arises, this note shall be construed as if drafted jointly by the parties hereto and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any provisions of this note.

     16. Authority Verification. The undersigned warrants that he/she is an officer in the Corporation and that he/she has full authority to enter into and complete the transactions contemplated by this Promissory Note and Confession of Judgement.



                              Quality Care Centers of Massachusetts, Inc.
                              d/b/a Franvale Nursing and Rehabilitation Center


                              By:  /s/  Bruce A. Shear
                              Name:   Bruce Shear
                              Title:     President



STATE OF MASSACHUSETTS
COUNTY OF ESSEX

     I, /s/ Paula C. Wurts, a Notary Public in and for the aforesaid State and County, do hereby certify that Bruce Shear, who is personally known to me (or satisfactorily proven) and who acknowledged himself to be the President of Quality Care Centers of Massachusetts, Inc. a Massachusetts corporation, the party to the foregoing and annexed Note dated December 17, 1997, personally appeared before me in said County and State, and, being authorized to do so, executed and delivered this Note on behalf of said corporation in its capacity as President and acknowledged the same to be the act and deed of the said corporation.


         GIVEN UNDER MY HAND AND SEAL this 27th day of   January, 1998.


                                                   /s/ Paula C. Wurts
                                                   Notary Public


My Commission Expires:   Paula C. Wurts
                         Notary Purlic
                         My Commission Expires November 29, 2002

[NOTARIAL SEAL]

Exhibit A

                   QUALITY CARE CENTERS OF MASSACHUSETTS, INC.
                 d/b/a FRANVALE NURSING & REHABILITATION CENTER
                                PAYMENT SCHEDULE

Amount of Note $312,468.94
Term (months)   40
Interest Rate   10%

      DATE         PAYMENT        INTEREST    PRINCIPAL       NOTE BALANCE

      2/l/98       $  8,000.00    $ 2,603.91    $  5,396.09     $307,072.85
      3/l/98       $  8,000.00    $ 2,558.94    $  5,441.06     $301,631.79
      4/l/98       $  8,000.00    $ 2,513.60    $  5,486.40     $296,145.39
      5/l/98       $  8,000.00    $ 2,467.88    $  5,532.12     $290,613.26
      6/1/98       $  8,000.00    $ 2,421.78    $  5,578.22     $285,035.04
      7/l/98       $  8,000.00    $ 2,375.29    $  5,624.71     $279,410.33
      8/l/98       $  8,000.00    $ 2,328.42    $  5,671.58     $273,738.75
      9/l/98       $  8,000.00    $ 2,281.16    $  5,718.84     $268,019.91
     10/1/98       $  8,000.00    $ 2,233.50    $  5,766.50     $262,253.41
     11/1/98       $  8,000.00    $ 2,185.45    $  5,814.55     $256,438.85
     12/l/98       $  8,000.00    $ 2,136.99    $  5,863.01     $250,575.84
      1/1/99       $  8,000.00    $ 2,088.13    $  5,911.87     $244,663.98
      2/l/99       $ 10,000.00    $ 2,038.87    $  7,961.13     $236,702.84
      3/l/99       $ 10,000.00    $ 1,972.52    $  8,027.48     $228,675.37
      4/l/99       $ 10,000.00    $ 1,905.63    $  8,094.37     $220,580.99
      5/1/99       $ 10,000.00    $ 1,838.17    $  8,161.83     $212,419.17
      6/l/99       $ 10,000.00    $ 1,770.16    $  8,229.84     $204,189.33
      7/l/99       $ 10,000.00    $ 1,701.58    $  8,298.42     $195,890.91
      8/1/99       $ 10,000.00    $ 1,632.42    $  8,367.58     $187,523.33
      9/1/99       $ 10,000.00    $ 1,562.69    $  8,437.31     $179,086.03
     10/1/99       $ 10,000.00    $ 1,492.38    $  8,507.62     $170,578.41
     11/1/99       $ 10,000.00    $ 1,421.49    $  8,578.51     $161,999.90
     12/l/99       $ 10,000.00    $ 1,350.00    $  8,650.00     $153,349.90
      1/1/00       $154,627.81    $ 1,277.92    $153,349.89     $      0.00
                   ___________    __________    ___________     ___________
       TOTALS      $360,627.81    $48,158.87    $312,468.94

Exhibit 10.132


                 FIRST AMENDMENT TO SALE AND PURCHASE AGREEMENT
             DATED JANUARY 20, 1995 AND SALE AND PURCHASE AGREEMENT
                               DATED MARCH 6, 1995



     I. Introduction & Recitals

     A. LINC FINANCIAL SERVICES, INC. ("Link" or "Administrative Agent"), LINC FINANCE CORPORATION VII (Purchaser" or "LFC"), and PHC of RHODE ISLAND, INC. D/B/A/ GOOD HOPE CENTER ("Good Hope") entered into that certain Sale & Purchase Agreement dated January 20, 1995 (The "Good Hope Agreement"), under which Good Hope agreed to sell and Purchaser agreed to purchase certain healthcare receivables, subject to those terms and conditions as specified in the Good Hope Agreement.
     B. LINC, LFC AND PHC OF VIRGINIA, INC. D/B/A/ MOUNT REGIS CENTER ("Mount Regis"), also entered into a certain Sale & Purchase Agreement dated March 6, 1995 (the "Mount Regis Agreement"), under which Mount Regis agreed to sell and Purchaser agreed to purchase certain healthcare receivables, subject to those terms and conditions as specified in the Agreement.
     C. LFC is now known as FINOVA MEDICAL RECEIVABLES, INC., and in 1996, LFC and LINC were acquired and merged into FINOVA Capital Corporation. FINOVA Capital Corporation is the successor in interest to LINC and LFC in all respects relating to the Good Hope and Mount Regis Agreements. Good Hope acknowledges that all references to "Purchaser" in the Good Hope and Mount Regis Agreements are now deemed to refer to FINOVA Capital Corporation.
     D. Good Hope and FINOVA now wish to amend certain terms and conditions of the Good Hope Agreement (and, where specified, the Mount Regis Agreement). Therefore, for good and valuable consideration which is acknowledged by all parties, Good and Hope and FINOVA hereby agree to the terms and conditions set forth in this First Amendment. All Capitalized terms used in this First Amendment (and not otherwise defined herein) shall have the respective meanings ascribed in the Good Hope Agreement.

     II. Amendment to Good Hope and Mount Regis Agreements.

     For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend Good Hope and Mount Regis Agreements to provide as follows: A. Section 12 of the Good Hope Agreement and Mount Regis Agreement captioned "Term and Termination", is hereby amended to provide that the term of the Good Hope Agreement and Mount Regis Agreement shall be from the date of this First Amendment until March 31, 1998. B. Section (3a) of the Good Hope Agreement and Mount Regis Agreement captioned "Procedures for Offers and Purchases", is hereby amended to provide that the Advance Limit shall be $350,000.00. C. The obligation of the Good Hope Agreement shall be cross-collataralized with those obligations under Mount Regis Agreement, such that any and all security interest, rights, title, obligations and remedies granted pursuant to the Good Hope Agreement shall also be deemed granted with respect to the Mount Regis Agreement. Likewise, any and all security interest rights, title, obligations, and remedies granted pursuant to the Mount Regis Agreement shall also be deemed granted with respect to the Good Hope Agreement.

     D. In order to evidence this First Amendment, Good Hope and Mount Regis agree to execute such amendments to each of the UCC financing statements filed by Purchaser, as Secured Party, against either Good Hope or Mount Regis as Debtor, and to execute such other documents as may be required by Purchaser in connection herewith.
     E. The Good Hope and Mount Regis Agreements, Prior Amendments and all agreements, instruments and documents executed and delivered in connection with any of the foregoing shall each be deemed to be amended and supplemented hereby to the extent necessary to give effect to the provisions of this First Amendment. Except as expressly amended hereby, the Good Hope and Mount Regis Agreements shall remain in full force and effect in accordance with their respective terms.

     III. Effective Date; Representations and Warranties.
     A. The Effective Date of this First Amendment shall be January 1, 1998 and shall be deemed effective upon the payment of an extension fee of 1% of the Advance Limit by Good Hope and Mount Regis.
     B. By this First Agreement, Good Hope and Mount Regis each hereby restates and affirms all representations and warranties as of the Effective Date specified above.

     The parties hereby acknowledge their acceptance of and agreement to the terms and conditions of the First Amendment below.

PHC OF RHODE ISLAND, INC.           FINOVA CAPITAL CORPORATION
D/B/A/GOOD HOPE CENTER              SUCCESSOR IN INTEREST BY MERGER WITH FINOVA
                                    MEDICAL RECEIVABLES, INC.

By:     /s/  Bruce A. Shear         By:      /s/  Tina L. Hughes
Title:  President                   Title:  Vice President
Date   01/09/87                     Date   01/09/87

PHC OF VIRGINIA, INC.
D/B/A/ MOUNT REGIS CENTER

By:     /s/  Bruce A. Shear
Title:  President
Date    01/09/87

Exhibit 23.1



                         CONSENT OF INDEPENDENT AUDITORS


     We consent to the inclusion in this Registration Statement on Form SB-2 of our report dated January 15, 1998 on our audit of the consolidated financial statements of PHC, Inc., as at June 30, 1997 and June 30, 1996 and for each of the years then ended. We also consent to the reference to our firm under the captions "Selected Consolidated Financial Data" and "Experts".



Richard A. Eisner & Company, LLP



Cambridge, Massachusetts
                             , 1998

Exhibit 99.1

                        CAUTIONARY STATEMENT FOR PURPOSES
                     OF THE "SAFE HARBOR" PROVISIONS OF THE
                      PRIVATE LITIGATION REFORM ACT OF 1995

     PHC, Inc. (the Company) desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this Exhibit 99.1 in its Form 10-QSB in order to do so.

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

     Additionally, the company's acquisition program will be directed by the President and Chief Executive officer of the Company and the Company does not intend to seek stockholder approval for any such acquisitions unless required by applicable law or regulations. Accordingly, investors will be substantially dependent upon the business judgment of management in making such acquisitions. Furthermore, the company's acquisition strategy is highly dependent on access to capital, of which there can be no assurance.

     The Company and the healthcare industry in general are subject to extensive federal, state and local regulation with respect to licensure and conduct of operations. There can be no assurance that the Company will be able to obtain new licenses to affect its acquisition strategy or maintain its existing licenses and reimbursement program participation approvals.

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

     The Company has authorized 1,000,000 shares of Preferred Stock, the terms of which may be fixed and which may be issued by the Company's Board of Directors, without stockholder approval. The issuance of the Preferred Stock could have the effect of making it more difficult for a third party to acquire the Company and may result in the issuance of stock that dilutes the existing stockholders and has liquidation, redemption, dividend and other preferences superior to the Company's outstanding Class A Common Stock.


NOTE:
     THIS DOES NOT DISCUSS PREFERRED STOCK, REDEMPTION OF WARRANTS, THE EFFECTS OF DE-LISTING FROM NASDAQ, PENNY STOCK RULES OR THIN FLOAT. THOSE SUBJECTS ARE, HOWEVER, INCLUDED IN THE RISK-FACTOR SECTION OF THE 06/97 S-3.