Form 10-Q
period 1998-03-31
PHC INC /MA/
filed 1998-05-15
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 |X|  QUARTERLY   REPORT  UNDER   SECTION  13  OR  15(d)  OF  THE   SECURITIES
      EXCHANGE ACT OF 1934  FOR THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 1998.

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

                                  978-536-2777
                           (Issuer's telephone number)

_______________________________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report)
Check  whether  the  issuer  (1) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of May 7, 1998:

      Class A Common Stock    4,932,303
      Class B Common Stock      730,292


 Transitional Small Business Disclosure Format
 (Check one):
 Yes  X  No

                                    PHC, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - March 31,1998 and June 30, 1997.

           Condensed Consolidated Statements of Operations - Three months ended March 31, 1998 and March 31, 1997; Nine months ended March 31, 1998 and March 31, 1997.

           Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 1998 and March 31, 1997.

           Notes to Condensed Consolidated Financial Statements-March 31, 1998.

Item 2.    Management's Discussion and Analysis or Plan of Operation

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 6.    Exhibits and Reports on Form 8K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                      Mar. 31          June 30
                                                        1998             1997
                  ASSETS
Current assets:
  Cash & Cash Equivalents.......................  $    92,591     $    844,471
Accounts receivable, net of allowance for bad
  debts of $2,062,093 at Mar. 31, 1998,
   $ 1,942,602 at June 30, 1997                     9,378,264        9,066,763
   Prepaid expenses..............................     255,494          346,091
   Other receivables and advances................     467,706          249,218
   Deferred Income Tax Asset.....................     515,300          515,300
   Other Receivables, related party..............     236,980           80,000
                                                  ___________      ___________
     Total current assets........................  10,946,335       11,101,843
Accounts Receivable, noncurrent..................     645,000          605,000
Loan Receivable..................................     118,284          134,284
Property and equipment, net......................   3,426,581        3,525,195
Deferred income taxes............................     154,700          154,700
Deferred financing costs, net of amortization....      85,695           60,575
Goodwill, net of accumulated amortization........   2,218,901        1,644,252
Other assets.....................................     125,034          214,150
 Other receivables, noncurrent, related party....   2,996,452        2,983,177
                                                  ___________     ____________
 Total........................................... $20,716,982      $20,423,176
                                                  ___________     ____________
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................   2,269,118      $ 2,529,126
  Notes payable--related parties.................      51,596           51,600
  Current maturities of long term debt...........   1,018,039          560,914
  Revolving credit note and secured term note....   1,731,938        1,789,971
  Current portion of obligations under capital
   leases........................................     111,729           97,038
  Accrued Payroll, Payroll Taxes and Benefits....     525,960          303,731
  Accrued expenses and other liabilities.........     548,567          672,154
  Net current liabilities of discontinued
   operations....................................   1,084,382          334,349
                                                  ___________     ____________
     Total Current liabilities...................   7,341,329        6,338,883
                                                  ___________     ____________
Long-term debt...................................   3,031,530        3,021,540
Obligations under capital lease..................   1,442,063        1,434,816
Notes payable related parties....................          --           23,696
Convertible debentures...........................          --        2,734,375
Net long term liabilities of discontinued
operations.......................................   1,394,373        1,145,285
                                                  ___________     ____________
  Total noncurrent liabilities...................   5,867,966        8,359,712
                                                  ___________     ____________
  Tota liabilities...............................  13,209,295       14,698,595
                                                 ___________     ____________
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized, 950 and 500 shares issued
   and outstanding March 31,1998 and June 30,
   1997 liquidation preference $950,000 and
   $504,333 respectively.........................          10                5
  Class A common stock, $.01 value; 20,000,000
   shares authorized, 4,932,303 and 2,877,836 shares
   issued Mar. 98 and June 97....................      49,323           28,778
  Class B common stock, $.01 par value; 2,000,000
   shares authorized, 730,292 and 730,360 issued
   Mar. 98 and June 97, convertible into one share
   of Class A common stock.......................       7,303            7,304
  Class C common stock, $.01 par value; 200,000
   shares authorized, 199,816 issued and outstanding
   June 97......................................           --            1,998
  Additional paid-in capital....................   15,216,280       10,398,630
  Treasury stock, 8,656 shares at cost..........      (37,818)         (37,818)
  Accumulated Deficit...........................   (7,727,411)      (4,674,316)
                                                   ___________     ____________
  Total Stockholders' Equity....................    7,507,687        5,724,581
                                                   ___________     ____________
    Total.......................................  $20,716,982      $20,423,176
                                                  ___________     ____________
                See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended      Nine Months Ended
                                                March 31                March 31
                                          1998           1997        1998         1997
Revenues:
  Patient Care, net .............     $ 5,362,955     $6,110,505    $15,503,447  $15,420,374
  Management Fees................         182,290        134,537        644,983      274,597
                                      ___________     __________    ___________  ____________
      Total revenue..............       5,545,245      6,245,042     16,148,430   15,694,971
                                      ___________     __________    ___________  ____________
 Operating expenses:
  Patient care expenses...........      2,822,708      3,000,828      8,509,056    7,468,614
  Contract expenses...............             --         92,200             --      232,098
  Provision for doubtful accounts.        537,128        287,644      1,536,377      837,524
  Administrative expenses.........      2,075,115      2,084,221      6,702,613    6,227,412
                                      ___________     __________    ___________  ____________
       Total operating expenses...      5,434,951      5,464,893     16,748,046   14,765,648
                                      ___________     __________    ___________  ____________
Income (loss) from operations.....        110,294        780,149       (599,616)     929,323
                                      ___________     __________    ___________  ____________
Interest income...................         87,725         73,457        288,323      105,506
Other income......................         58,960        122,005        180,709      332,641
Interest expense..................       (336,943)      (395,056)      (935,145)    (949,681)
Gain (loss) from operations held
    for sale......................             --             --             --       36,478
                                       ___________     __________    ___________  ___________
      Total other income (expense).      (190,258)      (199,594)     (466,113)     (475,056)
                                       ___________     __________    ___________  ___________
Income(Loss) before Provision for
  Taxes............................       (79,964)       580,555    (1,065,729)      454,267
Provision for Income Taxes (Benefit)       98,309         28,536       105,509        30,000
                                        ___________     __________   ___________  ___________
Income(Loss) Continuing Operations..    $(178,273)     $ 552,019   $(1,171,238)   $  424,267

Income (Loss) from Discontinued
  Operations.......................     $(807,802)     $(472,656)  $(1,829,508)   $ (341,486)
                                        ___________     __________   ___________  ___________
Net Income (Loss)..................     $(986,075)     $  79,363   $(3,000,746)   $   82,781
                                        ___________     __________   ___________  ___________
Basic Earnings (loss) per common share:
  Income (Loss) from continuing
     operations....................           (.03)           .16          (.23)         .13
  Income (Loss) from discontinued
     operations....................           (.15)          (.14)         (.36)        (.11)
  Total............................           (.18)           .02          (.58)         .02

Basic Weighted average number
  of shares outstanding............       5,431,196     3,354,940     5,090,919    3,170,222

Diluted Earnings (loss) per common share:
  Income (loss) from continuing
    operations......................          (.03)           .12          (.23)         .09
  Income (loss) from discontinued
    operations......................          (.15)          (.10)         (.36)        (.07)
  Total.............................          (.18)           .02          (.58)         .02

Diluted Weighted average number of
   shares outstanding...............      5,431,196     4,506,690     5,090,919    4,855,753

                    See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   For the Nine Months Ended
                                                           March 31
                                                   1998                 1997
Cash flows from operating activities:
  Net income (loss).......................       $(3,000,746)      $    82,781
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Non-Cash charge of Net cash provided (used)
   by discontinued operations...............         999,121           335,183
    Depreciation and amortization...........         334,066           342,340
  Increase in accounts receivable.........          (710,969)       (4,978,221)
  (Increase) Decrease in prepaid expenses
   and other current assets...............            90,597          (340,449)
  (Increase) Decrease in other assets.....            (6,932)            1,743
  Decrease in net assets of operations held
   for sale................................               --            56,682
  Increase (Decrease) in accounts payable..         (452,565)          476,002
  Increase (decrease) in accrued expenses and
   other liabilities......................            291,201         (105,709)
                                                    _________         _________
Net cash used in operating activities.....         (2,456,227)      (4,129,648)
                                                    __________       _________
Cash flows from investing activities:
  Acquisition of property and
   equipment..............................           (112,911)        (198,956)
  Loan Receivable.........................            (13,275)      (1,461,645)
  Costs related to business
   acquisition............................           (626,267)        (945,116)
                                                    __________        _________
Net cash used in investing activities.....           (752,453)      (2,605,717)
                                                    __________        _________
Cash flows from financing activities:
  Issuance of Common Stock................          2,049,480        1,027,767
  Net debt activity.......................            407,320        2,835,439
  Convertible debt........................                 --        2,656,250
                                                   __________        _________
 Net cash provided by financing
  activities..............................          2,456,800        6,519,456
                                                    __________       _________
NET INCREASE (DECREASE) IN CASH...........           (751,880)        (215,909)

Beginning cash balance....................            844,471          284,044
                                                    __________       _________
ENDING CASH BALANCE.......................         $   92,591      $    68,135
                                                    __________       _________

                    See Notes to Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998

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

      PHC's subsidiaries, PHC of Utah, Inc., ("PHU"), PHC of Virginia, Inc. ("PHV"), and PHC of Rhode Island, Inc. ("PHRI") provide treatment of addictive disorders and chemical dependency. PHC of Michigan, Inc. ("PHM"), operates Harbor Oaks Hospital. PHM provides inpatient psychiatric care to children, adolescents and adults and operates a partial hospitalization program that includes outpatient treatment services. PHC of Nevada, Inc. ("PHN"), operates Harmony Healthcare which was purchased on November 1,
1995. PHN provides outpatient psychiatric care to children, adolescents and adults. PHC of Kansas, Inc. ("PHK"), operates Total Concept EAP which was purchased on March 15, 1996. PHK operates Employee Assistance Programs and provides outpatient behavioral health care to children, adolescents and adults. North Point-Pioneer, Inc. ("NPP"), operates five outpatient behavioral health centers under the name of Pioneer Counseling Centers. Pioneer Counseling of Virginia, Inc., ("PCV") provides psychiatric services to adults, adolescents and children through outpatient clinics located in Salem, Virginia and Blacksburg, Virginia. Pioneer Counseling of Virginia, Inc. is owned 80% by PHC, Inc., 10% by Dr. H. Patel and 10% by Dr. M. Patel. BSC-NY, Inc. ("BSC"), is a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operates a long-term care facility known as the Franvale Nursing and Rehabilitation Center. This facility is currently under a Purchase and Sale Agreement (see Note C) and the operating results of Quality Care have been classified as Discontinued Operations in the Condensed Consolidated Financial Statements. STL, Inc. ("STL") operated day care centers prior to July, 1993. Since that time, PHC has phased out its day care center operations and the operating results of STL have been classified as "gain from operations held for sale" in the Condensed Consolidated Financial Statements.

Note B - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item  310 of  Regulation  S-B.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The accompanying financial statements should be read in conjunction with the June 30, 1997 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 14, 1997 and amended on October 29, 1997.

Note C - Subsequent Events

     On April 14, 1998 the State completed the resurvey of the Company's Franvale Nursing and Rehabilitation Center ("Franvale") to determine if the facility had corrected all patient care and safety deficiencies cited by the Massachusetts Department of Public Health in it's January 29, 1998 routine survey. As a result of the resurvey the facility was found to be in substantial compliance with regulatory requirements. Despite the successful survey the state has not lifted the ban on admissions at the facility.

      As a result of the decrease in census resulting from the inability of Franvale to admit new patients, the monetary penalties and the expenses that have been incurred by the Company in an attempt to cure the cited deficiencies, the Company anticipates an adverse financial impact on future quarters in addition to the negative impact reflected in the results for the period ended March 31, 1998.

      On May 7, 1998 the company  announced  it's intention to close the Rhode
Island facility by May 31, 1998. Continued efforts to turn around operations and return the Good Hope Center to profitability have been unsuccessful. PHC of Rhode Island, Inc. is committed under a long term lease for the property; however, the continuing monthly expenses under the lease are less than the monthly operating losses currently being incurred. Discussions are ongoing with the landlord for early termination of the lease.

Item 2.     Management's Discussion and Analysis or Plan of
Operation

                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

      Net patient care revenue decreased 12.2% to $5,362,955 for the three months ended March 31, 1998 from $6,110,505 for the three months ended March 31, 1997. This decrease in revenue is due primarily to a sharp decline in census in the chemical dependency facilities. This decrease reflects only Patient Care revenues for the psychiatric and substance abuse facilities since Franvale, the long-term care facility is reported as discontinued operations.

      Management fees increased by 35% to $182,290 for the three months ended March 31, 1998 from $134,537 for the three months ended March 31, 1997. This increase in revenue is due to increases in BSC-NY, Inc. related fees for the management of Psychological and Psychotherapy practices in New York.

      Net patient care revenue increased .5% to $15,503,447 for the nine months ended March 31, 1998 from $15,420,374 for the six months ended March 31, 1997. This marginal increase is due to the management fee increase for the nine months as noted for the three months ended March 31, 1998.

Liquidity and Capital Resources

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care increased during the quarter ended March 31, 1998 by 4.5%, approximately $405,000. This is primarily the result of a change in Accounts Receivable Financing from a Purchase and Sale of Receivables to an asset based lending arrangement. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

      The former owners of Behavioral Stress Centers, Inc., now BSC-NY, Inc., agreed to accept full payment for the earn-out consideration required to be paid to them for the year ended October 31, 1997 pursuant to the Agreement and Plan of Merger in PHC, Inc. common stock. The total amount of the earn-out for which PHC, Class A Common Stock was issued is $467,288. According to the original agreement 50% of this would have been paid in cash. As a result of this agreement 227,347 shares of PHC, Inc. Class A Common Stock were issued on March 26, 1998.

      In February 1998 the Company entered into an Accounts Receivable funding arrangement with HealthCare Financial Partners, Inc. The agreement provides for advance funding of the Accounts Receivable of five of the PHC, Inc. subsidiaries. In conjunction with this agreement the Company liquidated the Accounts Receivable Purchase and Sale agreement with Finova Capital.

      On March 10, 1998 the company issued a warrant to purchase 52,500 shares of PHC, Inc. Class A Common Stock, exercisable at $2.38 per share, in conjunction with a $350,000 financing provided to PHC, Inc.

      On March 18, 1998 the company issued 950 shares of Series B Convertible Preferred Stock at $1,000 each. which provided net proceeds to the company of $855,000. The company also issued warrants to purchase 49,990 shares of PHC, Inc. Class A Common Stock exercisable at $2.31.

      On May 15, 1998 the Company entered into a joint venture with Lexington Healthcare Group, Inc. to provide Psychiatric services to Nursing Homes in Connecticut through Behavioral Rehab Services of Connecticut, Inc. PHC,
Inc. will be the managing party in the agreement and BSC-NY, Inc. will provide billing services and technical support. As of May 15, 1998 the Behavioral Rehab Services of Connecticut, Inc. has signed contracts to provide services to five nursing homes in Connecticut.

      The Company believes that it has the necessary liquidity and capital resources and contingent funding commitments to sustain existing operations for the foreseeable future. The Company also intends to renew the expansion of its operations through the acquisition or establishment of additional treatment facilities after the sale of Franvale is consummated and the Good Hope Center is closed. The Company's expansion plans will be dependent upon obtaining adequate financing as opportunities arise.

FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.

     Factors that may affect such forward-looking statements include, without limitations, the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in reimbursement rates, patient mix, and demand for the Company's services.

     When used, words such as "believes", "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

     Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

PART II         OTHER INFORMATION

Item 1. Legal Proceedings.

      In January 1996, the Company received notice that Mullikin Medical Center, A Medical Group, Inc. ("Mullikin"), located in Artesia, California, filed a petition with the U.S. Patent Trademark Office (the "PTO") seeking cancellation of the registration of the PIONEER HEALTHCARE mark. This cancellation proceeding is currently pending before the PTO. Although the Company regards Mullikan's petition to be without merit, an adverse decision could result in required discontinuance of the PIONEER HEALTHCARE mark and inconsequential money damages.

      On January 26, 1998 the Company's wholly owned subsidiary Quality Care Centers of Massachusetts, Inc., d/b/a Franvale Nursing & Rehabilitation Center was served with a complaint filed by Healthcare Services Group, Inc. in the Norfolk County Superior Court (Civil Action No. 98-00132). The complaint alleges claims for breach of contract and quantum meruit and seeks recovery of approximately Sixty Seven Thousand Five Hundred Dollars ($67,500.00) in connection with a prior business arrangement between the parties. On February 5, 1998, the court approved Healthcare Services Group, Inc.'s Motion To Attach Real Estate and issued an Attachment in the amount of Seventy Thousand Dollars ($70,000.00) against the real estate held by Franvale. The Company is defending this claim and does not believe that an adverse outcome would have a material effect on the Company.

Item 6.   Exhibits and Reports on Form 8K

(a)       Exhibit List

Exhibit No.              Description

   10.137 First Amendment to Mortgage between PHC, of Michigan Inc. and HCFP Funding, Inc.

(b)       Reports on Form 8K

     On April 29, 1998 the Company filed a Current Report on Form 8-K regarding the changes in Registrant's Certifying Accountant to BDO Seidman, LLP. On May 7, 1998 the Company filed a report on Form 8K-A regarding the agreement of termination by Richard A. Eisner & Company, LLP.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1998                              /s/ Bruce A. Shear
                                                     President
                                                     Chief Executive Officer

Date:  May 15, 1998                              /s/ Paula C. Wurts
                                                     Controller
                                                     Assistant Treasurer

Exhibit Index                       Description

27     Financial Data Schedule

99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

10.137 First Amendment to Mortgage between PHC, of Michigan Inc. and HCFP Funding, Inc.

Exhibit 10.137

                           FIRST AMENDMENT TO MORTGAGE

     This First Amendment is made to the Mortgage recorded in Liber 7442, Pages 186-1 96, on May 5, 1997, Macomb County Records ("Mortgage") between PHC OF MICHIGAN, INC., a Massachusetts corporation, having its principal office at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 ("Mortgagor") and HCFP FUNDING, INC., a Delaware corporation having its principal office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815 ("Mortgagee").

                                    RECITALS

     A.  Mortgagor,  PHC of Utah,  Inc.,  PHC of  Virginia,  Inc.,  PHC of Rhode
Island, Inc. and Pioneer Counseling of Virginia, Inc. are sister corporations ("Affiliates").

     B. Mortgagee loaned money to each of the Affiliates on February 18, 1998 ("Loans"), pursuant to and secured by a Loan and Security Agreement. The consideration for this First Amendment is set forth in that Loan and Security Agreement.

     C. The Mortgage benefits each of the Affiliates, and each of the Affiliates acknowledges the Mortgage and debt secured thereby as sufficient consideration for entering into this First Amendment.

     The parties agree as follows:

     1. The Mortgage is amended to add the following provisions:

     a. This is a future advance mortgage. The maximum principal amount, excluding protective advances, that may be secured by this Mortgage is $4,000,000.

     As a result, each of the loans made in February of 1998, will relate back to the secured position of the Mortgage and be secured by the Mortgage.

     b. The debt secured by the Mortgage has been amended and restated per the provisions of the Loan and Security Agreement.

     c. Any default under the terms of the Loan and Security Agreement or the Loan Documents (as defined in the Loan and Security Agreement) is an event of default under the Mortgage.

     d. A default by any one of the Affiliates under the Loan and Security Agreement will be treated as a default by each of the Affiliates and shall entitle Mortgagee to pursue all rights and remedies as set forth in the Mortgage and the Loan and Security Agreement.

     Except for these revisions, the Mortgage as originally executed remains in full force and effect.

      Executed in Chevy Chase, Maryland on April ________, 1998.

WITNESSES:                          HCFP FUNDING, INC., a Delaware corporation

________________________________     By:  ____________________________________

_____________________________ __     Its: _____________________________________

     The foregoing instrument was acknowledged before me in Montgomery County, Maryland this ______ day of April, 1998 by __________ as _________________ of
HCFP Funding, Inc.


                                    ___________________________________________
                                    Notary Public
                                    Montgomery County, Maryland
                                    My Commission Expires:  ___________________





G:\LEGAL\OOPHCAmMortg.doc

      Executed in _____________________, Massachusetts on April ________, 1998.

WITNESSES:                               PHC OF MICHIGAN, INC.,
                                         a Massachusetts corporation


________________________________         By:  _________________________________
                                              Bruce A. Shear, President
________________________________


     The foregoing instrument was acknowledged before me in _______________ County, Massachusetts this _______ day of April, 1998 by Bruce A. Shear as President of PHC of Michigan, Inc.


                                _______________________________________________
                                Notary Public
                                 _______________ County, Massachusetts
                                My Commission Expires:  ________________________


          Executed in ___________, __________ on April _________, 1998.


WITNESSES:                                PHC OF UTAH, INC.,
                                          a Massachusetts corporation

_____________________________________     By:  ________________________________
                                                Bruce A. Shear, President

_____________________________________


     The foregoing instrument was acknowledged before me in __________ County, Massachusetts this __________ day of April, 1998 by Bruce A. Shear as President of PHC of Utah, Inc.


                                    __________________________________________
                                    Notary Public
                                    _______________ County, Massachusetts
                                    My Commission Expires:  __________________


G:\LEGAL\OOPHCAmMortg.doc

 Executed in _________________________, Massachusetts on April ________, 1998.

WITNESSES:                          PHC OF VIRGINIA, INC.,
                                    a Massachusetts corporation


_______________________________     By:  _______________________________________
                                         Bruce A. Shear, President

______________________________


     The foregoing instrument was acknowledged before me in _______________ County, Massachusetts this _______ day of April, 1998 by Bruce A. Shear as President of PHC of Virginia, Inc.


                                   ____________________________________________
                                    Notary Public
                                    ______________ County, Massachusetts
                                    My Commission Expires:  __________________


        Executed in ___________, Massachusetts on April _________, 1998.


WITNESSES:                                PHC OF RHODE ISLAND, INC.,
                                          a Massachusetts corporation

_____________________________________     By:  ________________________________
                                               Bruce A. Shear, President

_____________________________________


     The foregoing instrument was acknowledged before me in __________ County, Massachusetts this __________ day of April, 1998 by Bruce A. Shear as President of PHC of Rhode Island, Inc.


                                    ________________________________________
                                    Notary Public
                                    _______________ County, Massachusetts
                                    My Commission Expires:  _________________



G:\LEGAL\OOPHCAmMortg.doc

 Executed in ___________________________, Massachusetts on April ________, 1998.

WITNESSES:                                PIONEER COUNSELING OF VIRGINIA, INC.,
                                          a Massachusetts corporation


_____________________________________     By:  _______________________________
                                          Bruce A. Shear, President

_____________________________________


     The foregoing instrument was acknowledged before me in _______________ County, Massachusetts this _______ day of April, 1998 by Bruce A. Shear as President of Pioneer Counseling of Virginia, Inc.


                                    ___________________________________________
                                    Notary Public
                                    _______________ County, Massachusetts
                                    My Commission Expires:  ___________________




This instrument prepared by and
when recorded return to:
Stephen L. Burlingame
Fraser Trebilcock Davis & Foster, P.C.
1000 Michigan National Tower
Lansing, Michigan 48933








G:\LEGAL\OOPHCAmMortg.doc

Exhibit


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