Form 10-K
period 1998-06-30
PHC INC /MA/
filed 1998-10-13
CIK 915127

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual  report under section 13 or 15(d) of the  Securities Exchange Act of
    1934 [FEE REQUIRED] for the fiscal year ended June 30, 1998
[ ] Transition  report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 [NO FEE REQUIRED] for the transition period from       to


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

The issuer's revenues for the fiscal year ended June 30, 1998 were $ 21,246,189.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 15, 1998, was $4,615,671. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At September 15, 1998, 4,935,267 shares of the issuer's Class A Common Stock and 727,328 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

INTRODUCTION

     PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, ("Highland Ridge"); and Mount Regis Center, located in Salem, Virginia, near Roanoke ("Mount Regis") and eleven psychiatric facilities: Harbor Oaks Hospital ("Harbor Oaks"), a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare ("Harmony Healthcare"), a provider of outpatient behavioral health services in Las Vegas, Nevada; Total Concept EAP ("Total Concept"), a provider of outpatient behavioral health services in Shawnee Mission, Kansas;" North Point-Pioneer, Inc. ("NPP") which operates nine outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area, and Pioneer Counseling of Virginia, Inc. ("PCV"), an 80% owned subsidiary providing outpatient services through a physicians' practice in Roanoke, Virginia. The Company also operates BSC-NY, Inc. ("BSC") which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Additionally, BSC provides billing and administrative services to the Company's Joint Venture with Lexington Healthcare Group, Inc., Behavioral Rehab Services of Connecticut, Inc.

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

     Harbor Oaks provides psychiatric care to children, adolescents and adults. The Company draws patients from the local population and uses the facility as a mental health resource to complement its substance abuse facilities. Harmony Healthcare and Total Concept provide psychiatric treatment for adults, adolescents and children. BSC is a manager of psychological service providers with contracts at over 35 long-term care facilities. NPP provides outpatient psychiatric treatment for adults, adolescents and children in the Metropolitan Detroit area. PCV is a physicians' practice specializing in the treatment of addictive behavior in adults, adolescents and children in the Roanoke Valley, Virginia area.

     In May, 1998 the Company closed Good Hope Center, a substance abuse treatment facility located in West Greenwich, Rhode Island ("Good Hope") and entered into an agreement terminating the lease for the facility. Under the agreement the Company is obligated to pay approximately $125,000. The Company estimates that it will incur aggregate costs of closing this facility, in addition to the lease agreement cost, of approximately $120,000. In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), in Braintree, Massachusetts was closed in a State Receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. All patients have been transferred from Franvale and the assets of the facility are being liquidated. For additional information see 'Business-Closed and Discontinued Operations-Franvale.'

     The Company intends to limit its business operations to behavioral health and substance abuse facilities providing services to particular markets through customized, outcome-oriented programs, which the Company believes produce overall cost savings to the patient or client organization. The substance abuse facilities provide treatment services designed to prevent relapse. Such services, while potentially more costly on a per patient stay basis, often result in long-term health care cost savings to insurers, patients and patients' families. The goal of the Company's psychiatric treatment programs is to provide care at the lowest level of intensity appropriate for the patient in an integrated delivery system that includes inpatient and outpatient treatment opportunities. The integrated nature of the Company's psychiatric programs, which generally involves the same caregivers supervising different treatment modalities, provides for efficient care delivery and the avoidance of repeat procedures and diagnostic and therapeutic errors.

     The Company was organized as a Delaware corporation in 1976 under the name American International Health Services, Inc. In 1980, the Company merged into an inactive publicly held Massachusetts corporation and was the surviving corporation in the merger. The Company changed its name to "PHC, Inc." as of November 24, 1992. The Company is based in Massachusetts and is unaffiliated with an inactive Minnesota corporation of the same name. The Company does business under the trade name "Pioneer Healthcare" and "Pioneer Behavioral Health." With the exception of the services provided directly by the Company under the name Pioneer Development Support Services, the Company operates as a holding company, providing administrative, legal and programmatic support to its subsidiaries. The Company's executive offices are located at 200 Lake Street, Suite 102, Peabody, Massachusetts, 01960 and its telephone number is (978) 536-2777.

PSYCHIATRIC SERVICES INDUSTRY

Substance Abuse Facilities

      Industry Background

     The demand for substance abuse treatment services increased rapidly in the last decade. The Company believes that the increased demand is related to clinical advances in the treatment of substance abuse, greater societal willingness to acknowledge the underlying problems as treatable illnesses, improved health insurance coverage for addictive disorders and chemical dependencies and governmental regulation which requires certain employers to provide information to employees about drug counseling and employee assistance programs.

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

     The Company believes that because of the apparent unmet need for certain clinical and medical services, its strategy has been successful despite national trends towards outpatient treatment, shorter inpatient stays and rigorous scrutiny by managed care organizations.

      Company Operations

     The Company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients. The Company's two substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs. Each facility caters to a slightly different patient population including high-risk, relapse-prone chronic alcoholics, drug addicts, minority groups and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders). The Company concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents. The Company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

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

     Although the Company does not provide federally approved mandated drug testing, the Company treats employees who have been referred to the Company as a result of compliance with the Drug Free Workplace Act, particularly from companies that are part of the gaming industry as well as safety sensitive industries such as railroads, airlines, trucking firms, oil and gas exploration companies, heavy equipment companies, manufacturing companies and health services.

      HIGHLAND RIDGE

     Highland Ridge is a 34-bed alcohol and drug treatment hospital which the Company has been operating since 1984. It is the oldest free-standing substance abuse hospital in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

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

     A pre-admission evaluation, which involves an evaluation of psychological, cognitive and situational factors is completed for each prospective patient. In addition, each prospective patient is given a physical examination upon admission. Diagnostic tools, including those developed by the American Psychological Association, the American Society of Addiction Medicine and the Substance Abuse Subtle Screening Inventory are used to develop an individualized treatment plan for each client. The treatment regimen involves an interdisciplinary team which integrates the twelve-step principles of self-help organizations, medical detoxification, individual and group counseling, family therapy, psychological assessment, psychiatric support, stress management, dietary planning, vocational counseling and pastoral support. Highland Ridge also offers extensive aftercare assistance at programs strategically located in areas of client concentration throughout the United States. Highland Ridge maintains a comprehensive array of professional affiliations to meet the needs of discharged patients and other individuals not admitted to the hospital for treatment.

     Highland Ridge periodically conducts or participates in research projects. Highland Ridge was the site of a recent research project conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. The research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineated the nature and scope of research involving human subjects. Highland Ridge benefited from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers.

SPECIALIZED TREATMENT SERVICE

     In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), is a national, 24-hour telephone service which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Five major transportation companies subscribed to these services as of June 30, 1998. This operation is physically located in Highland Ridge Hospital, but services are provided by staff dedicated to PDS2. PDS2 is currently operated by the parent entity, PHC, Inc.

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

General Psychiatric Facilities

Introduction

     The Company believes that its proven ability to provide high quality, cost-effective care in the treatment of substance abuse will enable it to grow in the related behavioral health field of psychiatric treatment. The Company's main advantage is its ability to provide an integrated delivery system of inpatient and outpatient care. As a result of integration, the Company is better able to manage and track patients.

     The Company's inpatient psychiatry services are offered at Harbor Oaks. The Company currently operates nine outpatient psychiatric facilities.

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

     HARBOR OAKS

     Harbor Oaks Hospital is a 64 bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, which was acquired by the Company in September, 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Commerce and is accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has serviced clients from Macomb, Oakland and St. Clair Counties and has now expanded its coverage area to include Wayne, Sanilac and Livingston Counties.

     Until March, 1998, Harbor Oaks Hospital worked in conjunction with New Life Treatment Centers, Inc. ("New Life") to offer counseling programs with a traditional Christian philosophy on an inpatient and partial hospitalization basis. The contract with New Life was terminated on May 22, 1998 by mutual agreement.

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

     On February 10, 1997, Harbor Oaks Hospital opened an 8-bed adjudicated residential unit serving adolescents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and each subsequent six month period thereafter, to determine if additional treatment is required. On May 1, 1998 the State authorized the addition of four beds to the adjudicated residential unit and on June 26, 1998 the State authorized an additional eight beds for a total of 20 beds currently available in this unit.

     Harmony Healthcare

     Harmony Healthcare, located in Las Vegas, Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large casino companies including Boyd Gaming Corporation, the MGM Grand, the Mirage and Treasure Island resorts with a rapid response program to provide immediate assistance 24 hours a day.

     Total Concept EAP

     Total Concept, an outpatient clinic located in Shawnee Mission, Kansas, provides psychiatric and substance abuse treatment to children, adolescents and adults and manages employee assistance programs for local businesses, gaming, railroads and managed health care companies.

     North Point-Pioneer, Inc.

     NPP consists of five psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The five clinics are located in close proximity to the Harbor Oaks facility which provides more efficient integration of inpatient and outpatient services, a larger coverage area and the ability to share personnel which results in cost savings.

     Pioneer Counseling of Virginia, Inc.

     PCV provides outpatient psychiatric services to adults, adolescents and children through a physicians' practice in Salem and Blacksburg Virginia. PCV is 80% owned by the Company. The medical directors, who are employees of the Company, own the remaining 20%.

     BSC-NY, Inc.

     BSC provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Additionally, BSC provides billing and administrative services for the Company's Joint Venture with Lexington Healthcare Group, Inc., Behavioral Rehab Services of Connecticut, Inc.

     Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.
                                               Year Ended June 30,
                                        1998           1997            1996
                                        ____            ____            ____
Inpatient*
Net patient service revenues       $ 13,640,801    $ 13,557,703    $13,000,822

Net revenues per patient day(1)    $        476    $        414    $       385

Average occupancy rate(2)                 51.7%           58.8%          63.4%

Total number of licensed beds               123             172            172
at end of period

Source of Revenues:
   Private(3)                             86.9%           91.6%          90.0%

   Government(4)                          13.1%            8.4%          10.0%

Partial Hospitalization and Outpatient

Net Revenues:*

   Individual                      $  4,705,454     $ 5,629,760    $ 3,021,486

   Contract                        $  1,423,098     $ 1,459,580    $   503,365
Sources of revenues:
   Private                                94.0%           98.4%          93.9%

   Government                              6.0%            1.6%           6.1%

      Other
 Psychiatric services

                 PDSS(5)           $    763,086   $     629,761    $   233,164

  Practice Management(6)           $    713,750   $     650,852    $         0

* Includes Good Hope Center revenue of:

    Inpatient                       $ 1,012,679       1,300,745    $ 2,119,052
    Outpatient                      $   331,057   $     457,018    $   451,265

     (1) Net revenues per patient day equals net patient service revenues divided by total patient days.
     (2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
     (3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.
     (4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs. (5) PDSS, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the Company's national contracts. (6) Practice Management revenue is produced through BSC-NY.

Closed and Discontinued Operations

     Franvale

     The Company engaged Oasis Management Company ("Oasis") on November 1, 1996 to June 30, 1997 to provide management services to Franvale. On February 19, 1997, the Company's Franvale Nursing and Rehabilitation Center ("Franvale") was cited for serious patient care and safety deficiencies by the Massachusetts Department of Public Health as the result of a routine survey. A civil penalty of $3,050 per day was imposed which was reduced to $2,250 per day on March 12, 1997. After an appeal the fine was reduced to $90,545 in total. At the time of the original citation, the Company was notified by the Department of Public Health and by the federal agency, HCFA, that Franvale would be terminated from the Medicare and Medicaid programs unless Franvale was in substantial compliance with regulatory requirements by March 14, 1997. Franvale submitted a plan of correction to the Department of Public Health and on March 12, 1997, as the result of a resurvey by the Department of Public Health, a new statement of deficiencies was issued, which contained a significant number of violations but recharacterized the level of seriousness of the deficiencies to a lower degree of violation and which extended the threatened date of termination to April 30, 1997.

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

     The Company replaced the management team at Franvale and expended significant sums for staffing and programmatic improvements in order to bring the facility into substantial compliance at the earliest possible date. The Company conducted an intensive staff review which resulted in a total reorganization. The new staff was provided with in-service training.

     On January 29, 1998 Franvale was again cited for patient care and safety deficiencies by the Massachusetts Department of Public Health as a result of a routine survey. A civil penalty of $224,250 was imposed for the period of time that the facility was not in compliance. At the time of the citation the Company was notified by the Department of Public Health and by the federal agency, HCFA, that Franvale would be terminated from the Medicare and Medicaid programs if the facility was not in substantial compliance with regulatory requirements by February 21, 1998. As a result of this statement of deficiencies Franvale was precluded from readmitting patients or admitting new patients. As of February 13, 1998 the ban from readmission was removed, however, Franvale was still unable to admit new patients until after the resurvey was completed and the facility was found to be in substantial compliance with Federal requirements.

     On April 14, 1998 the State completed the resurvey of Franvale to determine if the facility had corrected all patient care and safety deficiencies cited by the Massachusetts Department of Public Health in its January 29, 1998 routine survey. As a result of the resurvey the facility was found to be in substantial compliance with regulatory requirements. In its letter of April 23, 1998 the State Department of Public Health advised the facility that "all deficiencies were found to have been corrected" and the facility "is now in substantial compliance ...with the federal regulations applicable to long term care facilities". The Department of Public Health also advised the facility in this letter that it was withdrawing its recommendation to the Health Care Finance Administration (HCFA) that the facility certification be terminated, and recommending the denial of payment for new admissions and any civil monetary penalties imposed on the facility cease as of the date the facility alleged that it was in substantial compliance, which was March 29, 1998.

     Despite the successful survey as documented in the Department's letter, the notice continues by advising the facility that the "limitation on admissions previously imposed ... shall remain in effect, irrespective of whether HCFA accepts the state's recommendation to rescind its pending Medicaid termination action, on the grounds that the Department has initiated and there is currently pending a license revocation action against the facility.

     On February 12, 1998, the Company entered into an Asset Purchase Agreement with Lexington Healthcare Group, Inc. to sell substantially all the assets and liabilities of Franvale Nursing and Rehabilitation Center. The inability of Franvale to admit new patients and the State's pending license revocation made completion of the sale an impossibility.

     As a result of the decrease in census resulting from the inability of Franvale to admit new patients and the limitations on its ability to re-admit patients, the monetary penalties and the expenses that have been incurred by the Company in correcting the cited deficiencies, continued facility cash flow deficit of approximately $80,000 monthly, the stall of the sale of Franvale and the probability that the State would not lift the admission freeze on the facility the Company concluded that it should file for protection under Chapter 11 of the United States Bankruptcy Code for the wholly owned subsidiary Quality Care Centers of Massachusetts, Inc. which operates Franvale Nursing and Rehabilitation Center.

     On May 26, 1998 Franvale Nursing and Rehabilitation Center, filed for reorganization under Chapter 11 of the United States bankruptcy Code in the Eastern Division of the District of Massachusetts at Boston, Massachusetts. The case was assigned to C J Kenner. On May 27, 1998 on motion of Franvale, the court authorized the appointment of a Trustee and appointed Joseph Braunstein as the Chapter 11 Trustee. On May 29, 1998, the Bankruptcy Court terminated the Chapter 11 proceeding determining that there was no likelihood of reorganization since the prospective acquirer of the facility was now imposing certain terms unacceptable to all interested parties and that the transfer of patients and liquidation of assets could be as readily effectuated in a state court receivership under the aegis of the Massachusetts Health Care Statutes and accordingly dismissed the Chapter 11 case. On June 1, 1998, on the Petition of the Attorney General of the Commonwealth of Massachusetts on behalf of the Department of Public Health with the acquiescence of Franvale, Robert Griffin was appointed by J. Kottmyer as Receiver to transfer the patients and close the facility expeditiously.

     Subsequent to year end the Company's Bankruptcy Attorney was notified that effective September 30, 1998 the patient care receivership for Quality Care Centers of Massachusetts, Inc. had been terminated. On October 5, 1998, in response to the termination of the State Receivership, the Company filed for protection under Chapter 7 of the United States bankruptcy Code in the Eastern Division of the District of Massachusetts at Boston, Massachusetts. On October 7, 1998 the court appointed Mark G. DeGiacomo as the Chapter 7 Trustee.

     As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims have been asserted against the Company or may be asserted against the Company in the future. To date, such claims are as follows:

     The Commonwealth of Massachusetts may institute a claim seeking to recover any expenses incurred but not recovered by the Commonwealth as a consequence of Franvale's receivership. The Commonwealth has a receivership statute that allows the Commonwealth to seek indemnification for receivership expenses from "licensee[s], persons responsible for the affairs of the licensee, or the owner." Under Commonwealth law, the Commonwealth could seek to hold the Company liable as a "licensee" or "a person responsible for the affairs of the licensee [Franvale]." Management believes that there are defenses to any such claim. At this time this does not appear to be a material issue, however, since Franvale's collectible accounts receivable are far in excess of the operating expenses and the receiver's fees that will be incurred during the receivership. The Commonwealth may also seek to recover the penalties assessed against Franvale for the licensing problems referred to above.

     In September 1998, the Company and Franvale were each served with subpoenas in connection with an on-going investigation of Franvale being conducted by the Attorney General of the Commonwealth of Massachusetts. While the investigation apparently is in a preliminary phase, the focus appears to be the quality of patient care provided by Franvale during the period of early 1997 until the facility was placed into receivership in June 1998. The Company is cooperating fully with the investigation and currently is engaged in producing documents requested in the subpoenas. The Company does not believe that it has violated any laws.

     The Company has been named as a defendant in a proceeding captioned Healthcare Services Group, Inc. v. Quality Care Centers of Massachusetts, Inc. and PHC, Inc., C.A. No. 98-132 (Sup. Ct., Suffolk Co., MA). The plaintiff, a supplier of housekeeping and laundry services to Franvale, recently filed a motion to add the Company as a party defendant. The plaintiff has alleged two causes of action against the Company in the Substitute First Amended Complaint. In Count III (Accord and Satisfaction), Plaintiff seeks $51,845.61 for the Company's alleged breach of an agreement to pay plaintiff the money owed to it by Franvale. In Count IV (Guaranty), plaintiff alleges that the Company agreed to pay Franvale's debt but did not do so and plaintiff seeks a judgment of $67,412.60. The Court has not yet ruled on the plaintiff's motion to add the Company as a defendant and the Company has not been formally served with process. If the Company is joined as a defendant, it intends vigorously to contest the plaintiff's claims. At this time it is not possible to evaluate the likelihood of an unfavorable outcome or to predict the Company's potential loss. Based on the ad damnum clause of the Substitute First Amended Complaint, the maximum potential loss to the Company is alleged to be $67,412.60, plus costs and interest from the date of demand.

     The Company has been named as a defendant in a proceeding captioned The Hartford Provision Company v. PHC, Inc., Civil Action No.9886 CV 0395 (District Court Department of the Trial Court, Peabody Division, Mass.). Hartford alleges that it provided food products and other goods to Franvale pursuant to the Company's Credit Application and Guaranty Agreement. Hartford claims that Franvale has a balance due and owing of $25,579.16. Count I alleges breach of contract and Count II alleges violation of G.L. c. 93A, Massachusetts' unfair and deceptive trade practices act. The Company filed a Motion to Dismiss Count II for failure to allege anything other than a simple breach of contract action. With regard to Count I, Hartford has thus far been unable to produce the written contract with the Company's signature on it, as they allege. The Company denies any liability and asserts that the goods were provided to Franvale and that the Company never signed any Credit Application and it intends to vigorously contest Plaintiff's claims.

     The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000 during the year ending June 30, 1999.

Good Hope Center

     Good Hope Center is a 49-bed substance abuse treatment facility located in West Greenwich, Rhode Island which, until May, 1998 was operated by the Company's subsidiary PHC of Rhode Island, Inc.

     The Good Hope Center operated at a loss for the past two years because of a decline in census, length of stay and lower reimbursements from third party payors. Efforts to increase length of stay and improve market share were unsuccessful requiring the close of the facility.

     In May, 1998 the Company closed Good Hope Center and entered into an agreement terminating the lease for the facility. This agreement releases PHRI from the remaining 16 years on the Good Hope Center property lease in exchange for approximately $35,000 of the PHRI net fixed assets and a total payment of approximately $125,000 over the next seven months. The Company estimates that it will incur aggregate costs of closing this facility, in addition to the lease agreement cost, of approximately $120,000 which has been provided for in the Company's June 30, 1998 results of operations.

Blacksburg Clinic

     Subsequent to year end the Company decided to close the Blacksburg Clinic and consolidate the Blacksburg resources and operations with the Salem Clinic operations to enhance profitability of Pioneer Counseling of Virginia, Inc. The write down of assets and anticipated costs related to the closing of the Blacksburg clinic are reflected in the accompanying June 30, 1998 Financial Statements.

Operating Statistics

The following table reflects closed and discontinued operations:


                                           For the Year Ended
                                               June 30,
                                  1998           1997           1996
                                  ____           ____           ____
    Discontinued Operations-
      Franvale:
        Income (Loss) from     $(2,220,296)  $(1,958,756)   $(1,216,832)
                operations
    Closed Operations

    Good Hope Center:
        Income (Loss) from     $(1,540,772)  $  (642,119)   $  (661,645)
                operations
    Blacksburg Clinic
        Income (Loss) from     $  (122,806)           --             --
                operations

     The Company expects that approximately $245,000 in additional cash expenditure will be incurred through the closure of Good Hope Center. This amount includes approximately $125,000 to terminate the lease, $50,000 in payment to former employees for earned time and severance pay and $70,000 in collection and miscellaneous expenses which has been provided for in the Company's June 30, 1998 results of operations.

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

 Marketing And Customers

     The Company markets its substance abuse, inpatient and outpatient psychiatric health services both locally and nationally, primarily to safety sensitive industries, including transportation, oil and gas exploration, heavy machinery and equipment, manufacturing and healthcare services. Additionally, the Company markets its services in the gaming industry both in Nevada and nationally.

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

     The Company's inpatient services are complimented by an integrated system of comprehensive outpatient mental health clinics and physician practices owned or managed by the Company. These clinics and medical practices are strategically located in Nevada, Virginia, Kansas City, Michigan, Utah and New York. They make it possible for the Company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the Company operates Pioneer Development and Support Services (PDS2) located in the Highland Ridge facility in Salt Lake City, Utah. PDS2 provides clinical support, referrals, management and professional services for a number of the Company's national contracts. It gives the Company the capacity to provide a complete range of fully integrated mental health services.

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

     The Company's psychiatric facilities and programs compete primarily within the respective geographic area serviced by them. The Company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities. The main reasons that the Company competes well are its integrated delivery and dual diagnosis programming. Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The dual diagnosis service was developed in response to demand from insurers, employees and treatment facilities.

Revenue Sources And Contracts

     The Company has entered into relationships with numerous employers, labor unions and third-party payors to provide services to their employees and members for the treatment of substance abuse and psychiatric disorders. In addition, the Company admits patients who seek treatment directly without the intervention of third parties and whose insurance does not cover these conditions in circumstances where the patient either has adequate financial resources to pay for treatment directly or is eligible to receive free care at one of the Company's facilities. Most of the Company's psychiatric patients either have insurance or pay at least a portion of treatment costs. Free treatment provided each year amounts to less than 5% of the Company's total patient days.

     Each contract is negotiated separately, taking into account the insurance coverage provided to employees and members, and, depending on such coverage, may provide for differing amounts of compensation to the Company for different subsets of employees and members. The charges may be capitated, or fixed with a maximum charge per patient day, and, in the case of larger clients, frequently result in a negotiated discount from the Company's published charges. The Company believes that such discounts are appropriate as they are effective in producing a larger volume of patient admissions. When non-contract patients are treated by the Company, they are billed on the basis of the Company's standard per diem rates and for any additional ancillary services provided to them by the Company.

Quality Assurance And Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, the Company's inpatient facilities are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and the Company's outpatient facilities comply with the standards of National Commission Quality Assurance ("NCQA") although the facilities are not NCQA certified. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimal requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. The Company participates in the federally mandated National Practitioners Data Bank which monitors professional accreditation nationally.

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

     In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs and will likely continue to do so. Additionally, congressional spending reductions for the Medicaid program involving the issuance of block grants to states is likely to hasten the reliance upon managed care as a potential savings mechanism of the Medicaid program. As a result of this reform activity the Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states, including the Commonwealth of Massachusetts and the State of Michigan, are considering reductions in state Medicaid budgets.

   Health Planning Requirements

     Some of the states in which the Company operates, and many of the states where the Company may consider expansion opportunities, have health planning statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state health planning agency must determine that a need exists for such new or additional beds, new services, equipment or capital expenditures. These state determination of need or certificate of need ("DoN") programs are designed to enable states to participate in certain federal and state health related programs and to avoid duplication of health services. DoN's typically are issued for a specified maximum expenditure, must be implemented within a specified time frame and often include elaborate compliance procedures for amendment or modification, if needed. Several states, including the Commonwealth of Massachusetts, have instituted moratoria on some types of DoN's or otherwise stated an intent not to grant approvals for certain health services. Such moratoria may adversely affect the Company's ability to expand in such states, but may also provide a barrier to entry to potential competitors.

   Licensure and Certification

     All of the Company's facilities must be licensed by state regulatory authorities. The Company's Harbor Oaks facility is certified for participation as a provider in the Medicare and Medicaid programs.

     The Company's initial and continued licensure of its facilities, and certification to participate in the Medicare and Medicaid programs, depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment, the existence of adequate policies, procedures and controls and the regulatory process regarding the facility's initial licensure. Federal, state and local agencies survey facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participating in government programs. Such surveys include review of patient utilization and inspection of standards of patient care. The Company will attempt to ensure that its facilities are operated in compliance with all such standards and conditions. To the extent these standards are not met, however, the license of a facility could be restricted, suspended or revoked, or a facility could be decertified from the Medicare or Medicaid programs.

Medicare Reimbursement

     Currently  the  only  facility  of  the  Company  that  receives   Medicare
reimbursement is Harbor Oaks. For the fiscal year ended June 30, 1997 11.12% of revenues for Harbor Oaks were derived from Medicare programs.

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

   Medicaid Reimbursement

     Currently the only facility of the Company that receives reimbursement under any state Medicaid program is Harbor Oaks. A portion of Medicaid costs are paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.

     Harbor Oaks is a participant in the Medicaid program administered by the State of Michigan. Reimbursement is received on a per diem basis, inclusive of ancillary costs. The rate is determined by the state and is adjusted annually based on cost reports filed by the Company.

   Fraud and Abuse Laws

     Various federal and state laws regulate the business relationships and payment arrangements between providers and suppliers of health care services, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes as well as similar state statutes (collectively, the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of patients, the ordering, arranging, or providing of covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare, Medicaid and other government-sponsored programs. The federal government has issued regulations which set forth certain "safe harbors," representing business relationships and payment arrangements that can safely be undertaken without violation of the federal Fraud and Abuse Laws. Failure to fall within a safe harbor does not constitute a per se violation of the federal fraud and abuse laws. The Company believes that its business relationships and payment arrangements either fall within the safe harbors or otherwise comply with the Fraud and Abuse Laws.

Employees

     As of September 15, 1998, the Company had 329 employees of which 10 were dedicated to marketing, 104 (19 part time) to finance and administration and 215 (73 part time) to patient care. All of the Company's 329 employees are leased from International Personnel Resources, LTD. ("IPR"), a national employee leasing firm. The Company has elected to lease its employees to provide more favorable employee health benefits at lower cost than would be available to the Company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the Company. The agreement provides that IPR will administer payroll, provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The Company retains the right to reject the services of any leased employee and IPR has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

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

INSURANCE

     Each of the Company's facilities maintains separate professional liability insurance policies. Mount Regis, Harbor Oaks, Harmony Healthcare, Total Concept, NPP, BSC and PCV have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. Good Hope has coverage of $2,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts. The Company's long-term care facility maintained general and professional liability coverage of $2,000,000, with a limit of $1,000,000 per claim and an aggregate of $5,000,000 excess coverage. PCV's two doctors are currently covered by their own malpractice policies.

     The Company maintains $1,000,000 of directors and officers liability insurance coverage and $1,000,000 of general liability insurance coverage. The Company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.

ITEM 2.           DESCRIPTION OF PROPERTY.

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's lease in Peabody covers approximately 3,600 square feet for a 60-month term which expires August 10, 1999 and includes an option to renew. The current annual payment under the lease is $35,721 and increases to $37,507 in the final year. The Company also leases a small amount of adjacent space. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consists of approximately 16,072 square feet of space occupying two full stories of a three-story building. The Company is in the final year of a fifteen-year lease, which provides for monthly rental payments of approximately $21,000 for the remainder of the lease term. The lease expires on September 30, 1998, and contains an option to renew. During the term of the lease or any extension thereof, the Company has a right of first refusal on any offer to purchase the leased premises. The Company believes that these premises are adequate for its current and anticipated needs.

Mount Regis Center

     The Company owns the Mount Regis facility which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $500,000. Until July, 1998 Mount Regis/Changes occupied approximately 1,750 square feet of office space leased from Pioneer Counseling of Virginia, Inc. in Salem, Virginia. In July the Mount Regis/Changes operations were moved to Mount Regis Center. The Company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

     The Company owns or leases premises for each of its psychiatric facilities. The Company believes that all of these premises are adequate for its current and anticipated needs.

     The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $1,600,000 mortgage on this property.

     The Company owns the Pioneer Counseling of Virginia building which consists of 7,500 square feet of office space located in Salem, Virginia. Pioneer currently leases 1,500 square feet to Blankenship Opticians, an unrelated party and until July 1998 leased 1,750 square feet to Mount Regis/Changes. The Pioneer Counseling of Virginia property is subject to an outstanding mortgage in favor of Dillon & Dillon Associates with an outstanding balance of $521,000 at fiscal year ended June 30, 1998. Since October 1, 1997 the company also leases 3,188 square feet of space in Blacksburg, Virginia at an annual rent of $66,700. Subsequent to year end the Company decided to combine the Blacksburg operations with the Salem operations to enhance profitability.

     Harmony, Total Concept, NPP and BSC each lease their premises. The Company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary.


ITEM 3.           LEGAL PROCEEDINGS.

     For  information  regarding the bankruptcy and subsequent  receivership  of
Franvale   and   litigation   that  has   arisen  as  a  result   thereof,   see
'Business-Closed and Discontinued Operations--Franvale.'

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1998.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of June 30, 1998 are as follows:

            Name                  Age                   Position
Bruce A. Shear................    43  Director, President and Chief Executive
                                       Officer
Robert H. Boswell.............    49  Executive Vice President
Paula C. Wurts. ..............    49  Controller, Assistant Clerk and Assistant
                                        Treasurer
Gerald M. Perlow, M.D.(1)(2)..    60  Director and Clerk
Donald E. Robar (1)(2).......     61  Director and Treasurer
Howard W. Phillips...........     68  Director
William F. Grieco............     44  Director

(1)           Member of Audit Committee.
(2)           Member of Compensation Committee.

     All of the directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. The Compensation Committee reviews and sets executive compensation. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any of the directors or officers of the Company.

     Information with respect to the business experience and affiliations of the directors and officers of the Company is set forth below.

     BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February, 1996. From 1976 to 1980 he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over ten years. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976.

     ROBERT H. BOSWELL has served as the Executive Vice President of the Company since 1992. From 1989 until the spring of 1994 Mr. Boswell served as the Administrator of the Company's Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the Company's substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University's doctoral program in philosophy. Mr. Boswell is a Board Member of the National Foundation for Responsible Gaming and the Chair for the National Center for Responsible Gaming.

     PAULA C. WURTS has served as the Controller of the Company since 1989 and as Assistant Treasurer since 1993 and as Assistant Clerk since January, 1996. Ms. Wurts served as the Company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received a Master's Degree in Accounting from Western New England College in 1996.

     GERALD M. PERLOW, M.D. has served as a Director of the Company since May 1993 and as Clerk since February, 1996. Dr. Perlow is a cardiologist in private practice in Lynn, Massachusetts, and has been Associate Clinical Professor of Cardiology at the Tufts University School of Medicine since 1972. Dr. Perlow is a Diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine (with a subspecialty in cardiovascular disease) and a Fellow of the American Heart Association, the American College of Cardiology, the American College of Physicians and the Massachusetts Medical Center. From 1987 to 1990, Dr. Perlow served as the Director, Division of Cardiology, at AtlantiCare Medical Center in Lynn, Massachusetts. From October 30, 1996 to March 1, 1997, Dr. Perlow served as President and Director of Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. which has a management contract with BSC. Dr. Perlow currently holds no ownership interest in Shliselberg Physician Services, P.C. Dr. Perlow received compensation of $8,333 for the period. Dr. Perlow received a B.A. from Harvard College in 1959 and an M.D. from Tufts University School of Medicine in 1963.

     DONALD E. ROBAR has served as a Director of the Company since 1985 and as the Treasurer since February, 1996. He served as the Clerk of the Company from 1992 to 1996. Dr. Robar has been a professor of Psychology since 1961, most recently at Colby-Sawyer College in New London, New Hampshire. Dr. Robar received an Ed.D. from the University of Massachusetts in 1978, an M.A. from Boston College in 1968 and a B.A. from the University of Massachusetts in 1960.

     HOWARD W. PHILLIPS has served as a Director of the Company since August 27, 1996 and has been employed by the Company as a public relations specialist since August 1, 1995. From 1982 until October 31, 1995, Mr. Phillips was the Director of Corporate Finance for D.H. Blair Investment Corp. From 1969 until 1981, Mr. Phillips was associated with Oppenheimer & Co. where he was a partner and Director of Corporate Finance. Mr. Phillips currently is a member of the Board of Directors of Food Court Entertainment Network, Inc., an operator of shopping mall television networks, and Telechips Corp., a manufacturer of visual phones.

     WILLIAM F. GRIECO has served as a Director of the Company since February 18, 1997. Since November of 1995, he has served as Senior Vice President and General Counsel for Fresenius Medical Care North America. From 1989 until November of 1995, Mr. Grieco was a partner at Choate, Hall & Stewart. Mr. Grieco is a member of the Board of Directors of Fresenius National Medical Care Holdings, Inc. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management from Harvard University in 1978 and a JD from Boston College Law School in 1981.

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

1997                                       HIGH              LOW
    First Quarter...............          $ 9 5/8           $ 6 1/2
    Second Quarter..............          $ 7 1/8           $ 4 5/8
    Third Quarter...............          $ 5 5/8           $ 1 3/4
    Fourth Quarter..............          $ 4 3/8           $ 2 1/8

1998
    First Quarter...............          $ 3 9/16          $ 2 1/4
    Second Quarter..............          $ 3               $ 1 7/8
    Third Quarter...............          $ 2 13/16         $ 1 7/8
    Fourth Quarter..............          $ 2 7/16          $ 1 5/8

1999
    First Quarter (through September
       15, 1998)................          $ 2               $    5/8


     On September 15, 1998, the last reported sale price of the Class A Common Stock was $ .938 On September 15, 1998 there were 450 holders of record of the Company's Class A Common Stock and 314 holders of record of the Company's Class B Common Stock. Since the Company failed to meet earnings targets as stipulated in its March 1994 prospectus, The Company's Class C Common Stock was canceled and retired on September 28, 1997.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 1998 and 1997. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During the fiscal years several businesses were acquired or closed which makes comparability of period results difficult.

Overview

     The Company presently provides health care services through two substance abuse treatment centers, a psychiatric hospital and nine outpatient psychiatric centers (collectively called "treatment facilities"). The profitability of the Company is largely dependent on the level of patient census at these treatment facilities. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases because of the fixed components of these expenses.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are ongoing debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company's business is unknown.

Results of Operations

Years Ended June 30, 1998 and 1997

     The Company experienced a significant loss for fiscal year ended June 30, 1998 including increased expenses incurred related to the closure and buy out of the lease at PHC of Rhode Island, Inc., approximately $500,000, the final write-down of receivables of the California facility, approximately $100,000, the write down of approximately 10% of the amount due to BSC-NY, Inc., approximately $380,000, from the related Professional Corporation due to cash flow problems and slow collections, an additional increase in reserve for bad debts excluding the above of approximately $950,000 and, although the actual closure of the Blacksburg, Virginia clinic happened subsequent to year end, the effect of the closure and buy out of the lease of the Blacksburg Virginia, approximately $140,000, is also reflected in the June 30, 1998 financial statements. Adjustments relating to the foregoing matters were primarily recorded in the fourth quarter of fiscal 1998. There are also additional losses for Franvale Nursing and Rehabilitation Center since the Company was unable to complete the sale of the facility as originally planned when operations were reported as discontinued (see "Business - Closed and Discontinued Operations - Franvale" for additional details related to the sale of the facility).

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company recorded an increase in its accounts receivable reserve in the year ended June 30, 1997 and has continued with a more stringent reserve policy through the year ended June 30, 1998 including a significant increase in reserve amounts during the fourth quarter of 1998. The company also instituted a more aggressive collection policy which has begun to produce results.

     Total patient care revenue from all facilities, excluding Franvale which is reported as discontinued operations, decreased 3% to $21,246,189 for the year ended June 30, 1998 from $21,927,655 for the year ended June 30, 1997. This decline in revenue is due primarily to the decline in census and closure of Good Hope Center in Rhode Island. Net inpatient care revenue from psychiatric services increased slightly to $13,640,801 for the fiscal year ended June 30, 1998 compared to $13,557,703 for the year ended June 30, 1997 and net outpatient care revenue decreased 13.5% to $6,128,552 for the year ended June 30, 1998 from $7,089,340 for the year ended June 30, 1997. Revenues from Practice Management and Pioneer Development and Support Services ("PDSS") increased 15% to $1,476,836 for the year ended June 30, 1998 from $1,280,613 for the year ended June 30, 1997.

     Total patient care expenses for all facilities excluding Franvale increased 3% to $10,706,639 for the year ended June 30, 1998 from $10,346,111 for the year ended June 30, 1997. This increase in patient care expenses is largely a result in increases in outpatient and capitated rate services provided which have a higher percentage of total expenses related directly to patient care. Total Administrative expenses for all facilities excluding Franvale increased 8% to $9,341,013 for the year ended June 30, 1998 from $8,622,946 for the year ended June 30, 1997. Approximately 50% of this increase is due to the accrual of employee earned time benefits, approximately 14% of this increase is due to the costs related to the closing of the Blacksburg Clinic and approximately 8% of this increase is due to additional accounting and legal cost related to the registration of securities.

Year 2000 Compliance

     The Company has contracted with its Information Systems Vendor to upgrade its current accounts receivable software to accommodate a four digit year and bill, track and age receivables accordingly. This software is expected to be installed in test form by December 31, 1998. The Company has also contracted with another company to provide case management software which is year 2000 compliant. This software has already been installed at Pioneer Development and Support Services in Utah and is currently being modified to meet the needs of Harmony Healthcare in Nevada. The Company has already upgraded Network software at some locations and is currently upgrading hardware to accommodate the software upgrade at all other locations.

     The Company is currently in the process of contacting each third party payor of accounts receivable, financial institution, major supplier of essential products and utility to request the status of their year 2000 compliance.

     To date the Company has expended approximately $26,000 on items relating to the year 2000 issues and anticipates approximately $150,000 in additional expenses relating to the upgrade of Company's computer and telephone systems.

Liquidity and Capital Resources

     For the two fiscal years ended June 30, 1998, the Company met its cash flow needs through accounts receivable financing and by issuing debt and equity securities as follows:

  DATE  TRANSACTION TYPE  NUMBER  PROCEEDS   MATURITY   TERMS         STATUS
                            OF                 DATE
                          SHARES
  11/96 Warrant issued    25,000            10/7/2001   $2.00       outstanding
        as payment of                                   exercise
        commission on                                   price as
        on                                              adjusted
        Convertible                                     7/97
        Debentures                                      issued for
                                                        services
  11/96 Convertible              $3,125,000  12/31/98   7%            Converted
        Debentures                                      Interest         8/97
                                                        per Yr.
  2/97  Warrant issued     3,000            2/18/2002   $2.80 per   outstanding
        in exchange for                                 1.25
        investor                                        shares
        relations                                       adjusted
        services                                        for
                                                        dilution
                                                        issued for
                                                        services
  3/97  Warrant issued   160,000            3/31/2002   exercise    outstanding
        in exchange for                                 price
        Investor                                        $2.62
        Relations                                       issued for
        services                                        services
  3/97  Warrants issued  150,000            3/31/2002   $2.00       outstanding
        in lieu of cash                                 exercise
        for a penalty                                   price
        on the late                                     issued in
        registration                                    lieu of
        of Convertible                                  payment of
        Debentures                                     penalty
        Preferred Stock
  5/97  Convertible        1,000 $1,000,000  05/31/99   6% Interest   Converted
        Preferred Stock                                 per Yr.          6/97
                                                        convertible    through
                                                        at 80% of 5      8/97
                                                        day average
                                                        bid price.

  DATE  TRANSACTION TYPE  NUMBER    PROCEEDS   MATURITY    TERMS     STATUS
                           OF                    DATE
                          SHARES

 6/97  Warrant  issued    50,000           06/04/2000   exercise    outstanding
       in conjunction                                   price $2.75
       with the
       Private
       Placement of
       Convertible
       Preferred Stock
       5/97
  9/97 Common Stock      172,414  $500,000      N/A    Issued with      Common
                                                        warrants at a     Stock
                                                        3.3% Sold
                                                        discount
  9/97 Warrant issued     86,207           09/30/2002   exercise    outstanding
       as part of the                                   price $2.90
       units in the
       Private
       Placement of
       Common Stock
  9/97 Warrant issued    150,000           05/31/2002   exercise    outstanding
       in exchange for                                  price $2.50
       cash and
       financial
       advisory
       services
 12/97 Mortgage advance           $500,000 10/31/2001   Prime       outstanding
                                                        Plus 5%
  3/98 Warrant issued      3,000           03/10/2003   exercise    outstanding
       as a penalty                                     price $2.90
       for late
       registration
       of Private
       Placement
       Common Stock
  3/98 Note Payable                $350,000  11/10/98   Prime       outstanding
                                                as      Plus 3.5 %
                                             extended
  3/98  Warrants issued   52,500  03/10/2003            exercise    outstanding
        as                                              price
        additional                                      $2.38
        interest on
        3/98 debt
  3/98  Common Stock     227,347   $534,265      N/A    N/A            N/A
        issued to the
        former owners
        of BSC-NY, Inc.
        for the earn
        out agreement
        in lieu of cash
  3/98  Convertible          950   $950,000 03/18/2000  6%          outstanding
        Preferred Stock                                 Interest
                                                        per Yr.
                                                        convertible
                                                        at 80% of 5
                                                        day average
                                                        bid price.
  3/98  Warrants issued   49,990           03/18/2001   exercise    outstanding
        in                                              price $2.31
        connection with
        the Private
        Placement of
        Convertible
        Preferred Stock
        on
        3/98
  5/98  Note  Payable  -            $50,000        on   12%         outstanding
        Related Party                            demand annual
                                                        interest
                                                        rate
  6/98  Note  Payable  -            $50,000        on   12%         outstanding
        Related Party                            demand annual
                                                        interest
                                                        rate

     Subsequent to year end the Company met its cash flow needs through accounts receivable financing and by issuing debt and equity securities as follows:

  7/98  Warrants          52,500            07/10/2003  exercise    outstanding
        issued                                          price $1.81
        as
        additional
        interest
        on
        extension of
        3/98 debt
  7/98  Warrants          20,000            07/10/2003  exercise    outstanding
        issued                                          price $1.81
        as
        additional
        interest
        on
        extension of
        3/98 debt
  8/98  Warrants          50,000             8/15/2001  exercise    outstanding
        issued for                                      price $1.75
        services
  8/98  Note Payable -              $100,000      on    12%         outstanding
        Related Party                           demand  annual
                                                        interest
                                                        rate

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care decreased 15.9% to $8,126,972 during the year ended June 30, 1998 from $9,671,763 at June 30, 1997. This decrease in accounts receivable is primarily due to the write off of uncollectable California receivables, the write down of Good Hope Center accounts receivable with the close of the facility and the overall increase in reserve for bad debts. The Company continues to closely monitor its accounts receivable balances and implement procedures and policies, including more aggressive collection techniques, to manage accounts receivable growth and keep it consistent with growth in revenues. In February 1998 the Company entered into an accounts receivable funding revolving credit agreement with Healthcare Financial Partners-Funding II, L.P. ("HCFP"), on behalf of five of its subsidiaries, which provides for funding of up to $4,000,000 based on outstanding receivables. The outstanding balance on this receivables financing on June 30, 1998 was approximately $1,680,000.

     The Company believes that it will meet future financing needs through the accounts receivable funding to sustain existing operations for the foreseeable future. The Company also intends to renew the expansion of its operations through the acquisition or establishment of additional treatment facilities after the close of Franvale is completed and the residual costs of Good Hope Center are final. The Company's expansion plans will be dependent upon obtaining adequate financing as opportunities arise.

     The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000 during the year ending June 30, 1999.


ITEM 7.           FINANCIAL STATEMENTS.
                                                           AT PAGE

Index.................................................      F-1
Independent auditors' reports.........................    F-2, F-3
Consolidated balance sheets...........................      F-4
Consolidated statements of operations.................      F-5
Consolidated statements of changes in stockholders'
equity................................................      F-6
Consolidated statements of cash flows.................      F-7
Consolidated notes to financial statements............      F-8



                                    PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

     Information required by Item 401 and Item 405 of Regulation S-B is contained in Part I of this report.

Compliance With Section 16(A) Of  The Exchange Act

     In fiscal year 1998, both Mr. Boswell and Ms. Wurts each failed to file a Form 4 within the prescribed time limits relating to shares of Class A Common Stock issued to all employees on March 30, 1998.


ITEM 10.    Executive compensation.  Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company has acquired a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

Executive Compensation

     Two executive officers of the Company received compensation in the 1998 fiscal year which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 1998,1997, and 1996:


                         Summary Compensation Table
                                                          Long Term
                                                         Compensation
                                 Annual Compensation        Awards
         (a)         (b)    (c)     (d)       (e)          (g)        (i)
      Name and                              Other      Securities    All Other
     Principal     Year   Salary   Bonus   Annual     Underlying  Compensation
      Position                ($)    ($)  Compensation Options/SARs     ($)
                                              ($)         (#)
Bruce A. Shear    1998   $309,167(1)  --    $8,363(2)   50,000       $51,256
  President and   1997   $294,167(1)  --   $12,633(3)       --            --
Chief Executive   1996   $294,063(1)  --   $10,818(4)       --            --
Officer

Robert H. Boswell 1998   $102,750    --     $6,931(5)   15,000       $14,149
  Executive Vice  1997   $ 92,750    --     $6,000(6)    5,000        $6,821
  President       1996   $ 80,667 $1,000   $23,750(7)    5,000       $11,250


     (1) The last Board approved increase was effective July 1, 1995 to a base salary of $310,000.

     (2) This amount represents (i) $1,341 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $4,768 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, and (iii) $2,254 personal use of a Company car held by Mr. Shear

     (3) This amount represents (i) $2,687 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $6,769 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, and (iii) $3,177 personal use of a Company car held by Mr. Shear.

     (4) This amount represents (i) $2,650 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $5,146 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, and (iii) $3,022 for the personal use of a Company car held by Mr. Shear.

     (5) This amount represents (i) $6,000 automobile allowance, (ii) $408 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, (iii) $408 in other benefits paid by the Company on behalf of Mr. Boswell and (iv) $115 in Class A Common Stock issued to employees.

     (6) This amount represents (i) an automobile allowance

     (7) This amount represents (i) $3,750 automobile allowance, and (ii) $20,000 net gain from the exercise of options and subsequent sale of stock.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive $2,500 stipend per year and $1,000 for each Board meeting they attend. In addition, directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). In fiscal year 1998 two members of the board of directors of the Company served on a board of directors of another entity. Mr. Phillips is a member of the Board of Directors of Food Court Entertainment Network, Inc., an operator of shopping mall television networks, and Telechips Corp., a manufacturer of visual phones and Mr. Grieco is a member of the Board of Directors of Fresenius National Medical Core Holdings, Inc. No other executive officers or directors of the Company served on a board of directors of any other entity.

COMPENSATION COMMITTEE

     The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The compensation Committee did not meet during fiscal 1998. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

     The Stock Plan is administered by the Board of Directors. Subject to the provisions of the Stock Plan, the Board of Directors has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock and upon exercise of options. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a period of one year following such termination.

     During the fiscal year ended June 30, 1998, the Company issued additional options to purchase 204,000 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $2.00 to $5.63. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     During the fiscal year ended June 30, 1997, 13,375 shares of Class A Common Stock were issued through the exercise of options by employees and 100 shares were issued to a former employee. During the fiscal year ended June 30, 1998 no options were exercised.

     On November 17, 1997 the Board of Directors voted to amend the 1993 Stock Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 300,000 shares to 400,000 shares. This amendment was presented to and approved by the Stockholders at the annual meeting on December 26, 1997.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. An offering period under the plan began on February 1, 1996 and ended on January 31, 1997. Seventeen employees purchased an aggregate of 9,452 shares of Class A Common Stock. The second offering period commenced on February 1, 1997 and ended on January 31, 1998. Twenty four employees purchased an aggregate of 14,743 shares of Class A Common Stock. A new offering commenced on February 1, 1998 and will end on January 31, 1999. There are twenty-one employees participating in the third offering under this plan.

     On November 17, 1997 the Board of Directors voted to amend The Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 100,000 shares to 150,000 shares. This amendment was presented to and approved by the Stockholders at the annual meeting on December 26, 1997.

Non-Employee Director Stock Plan

     The Company's Non-Employee Director Stock Plan (the "Director Plan") was adopted by the directors on October 18, 1995 and approved by the Stockholders of the Company on December 15, 1995. Non-qualified options to purchase a total of 30,000 shares of Class A Common Stock are available for issuance under the Director Plan.

     The Director Plan is administered by the Board of Directors or a committee of the Board. Under the Director Plan, each director of the Company who was a director at the time of adoption of the Director Plan and who was not a current or former employee of the Company received an option to purchase that number of shares of Class A Common Stock as equals 500 multiplied by the years of service of such director as of the date of the grant. At the first meeting of the Board of Directors subsequent to each annual meeting of stockholders, each non-employee director is granted under the Director Plan an option to purchase 2,000 shares of the Class A Common Stock of the Company. The option exercise price is the fair market value of the shares of the Company's Class A Common Stock on the date of grant. The options are non-transferable and become exercisable as follows: 25% immediately and 25% on each of the first, second and third anniversaries of the grant date. If an optionee ceases to be a member of the Board of Directors other than for death or permanent disability, the unexercised portion of the options, to the extent unvested, immediately terminate, and the unexercised portion of the options which have vested lapse 180 days after the date the optionee ceases to serve on the Board. In the event of death or permanent disability, all unexercised options vest and the optionee or his or her legal representative has the right to exercise the option for a period of 180 days or until the expiration of the option, if sooner.

     On January 23, 1996, options to purchase a total of 5,500 shares of Class A Common Stock were issued under the Director Plan at an exercise price of $6.63 per share. On February 18, 1997, options to purchase a total of 6,000 shares of Class A Common Stock were issued under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, options to purchase a total of 6,000 shares of Class A Common Stock were issued under the Director Plan at an exercise price of $2.06. As of May 31, 1998, none of these options had been exercised.

     On November 17, 1997 the Board of Directors voted to amend the Director Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 30,000 shares to 50,000 shares. This amendment was presented to and approved by the Stockholders at the annual meeting on December 26, 1997.

     The following table provides information about options granted to the named executive officers during fiscal 1998 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.


                                                 Individual Grants
       (a)               (b)               (c)           (d)             (e)
                      Number of         % of Total
                     Securities        Options/SARs
                     Underlying         Granted to    Exercise or
                    Options/SARs        Employees     Base Price     Expiration
       Name          Granted (#)        in Fiscal     ($/Share)         Date
                                         Year
_______________________________________________________________________________
Bruce A. Shear......   50,000             22.0%          $2.63         8/1/2002
Robert H. Boswell...   10,000              4.4%          $2.63         8/1/2002
                        5,000              2.2%          $2.00       11/24/2002

     The following table provides information about options exercised by the named executive officers during fiscal 1998 and the number and value of options held at the end of fiscal 1998.

         (a)                (b)       (c)           (d)             (e)
                                                 Number of        Value of
                                                Securities      Unexercised
                        Shares                  Underlying      In-the-Money
                       Acquired     Value       Unexercised     Options/SARs at
         Name         on Exercise  Realized     Options/SARs    at FY-End ($)
                         (#)         ($)        FY-End (#)      Exercisable/
                                                Exercisable/    Unexercisable
                                                Unexercisable
_______________________________________________________________________________
Bruce A. Shear........      --          --      12,500/37,500      $0/$0
Robert H. Boswell.....      --          --      47,600/34,000      $0/$0

ISSUANCE OF RESTRICTED STOCK

     On December 17, 1993, the Company issued 11,250 and 19,750 shares of the Company's Class A Common Stock to certain directors and officers of the Company, respectively, at a purchase price of $4.00 per share. The shares of restricted stock were issued pursuant to the Company's Stock Plan. Each purchaser paid to the Company 25% of the purchase price for his or her shares in cash, and the balance with a non-recourse note. The notes bear interest at 6% per year, are payable quarterly in arrears, and became due March 31, 1997. To secure the payment obligation under the non-recourse notes, shares paid for with these notes have been pledged to the Company. See "Certain Transactions." The notes reached maturity on March 31, 1997. Two employees were in default. Mark Cowell forfeited 6,925 shares and Joan Chamberlain forfeited 1,731 shares which are currently held as treasury stock. In March, 1998 the Company issued 5,880 shares of treasury stock to employees. The company still holds the remaining 2,776 shares as treasury stock.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of capital stock of the Company currently outstanding) as of August 15, 1998 by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (ii) each director of the Company, (iii) each of the named executive officers as defined in 17 CFR 228.402(a)(2) and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:


                        Name and Address        Amount and         Percent
    Title of Class      of Beneficial Owner        Nature             of
                                               of Beneficial        Class
                                                   Owner             (11)
Class A Common Stock... Gerald M. Perlow         19,750(1)            *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Donald E. Robar          13,875(2)            *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Bruce A. Shear           36,000(3)            *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Robert H. Boswell        43,587(4)            *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Howard W. Phillips       41,504(5)            *
                        P. O. Box 2047
                        East Hampton, NY
                        11937
                        William F. Grieco        63,280(6)(7)         1.3%
                        115 Marlborough
                        Street
                        Boston, MA   02116
                        J. Owen Todd             59,280(7)            1.2%
                        c/o Todd and Weld
                        1 Boston Place
                        Boston, MA  02108
                        All Directors and       240,420(8)            4.9%
                        Officers as a Group
                        (8 persons)
Class B Common Stock    Bruce A. Shear          671,259(10)           92.3%
(9)...................  c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        All Directors and       671,259               92.3%
                        Officers as a Group
                        (8 persons)

     * Less than 1%.
(1) Includes 9,750 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $2.06 to $6.63 per share.
(2) Includes 12,375 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $2.06 to $6.63 per share.
(3) Includes 25,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price of $2.63 per share. Excludes an aggregate of 59,280 shares of Class A Common Stock owned by the Shear Family Trust and the NMI Trust, of which Bruce A. Shear is a remainder beneficiary.
(4) Includes an aggregate of 36,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $2.00 to $3.50 per share.
(5) Includes 37,504 shares issuable upon the exercise of a currently exercisable Unit Purchase Option for 18,752 Units, at a price per unit of $5.60, of which each unit consists of one share of Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at a price per share of $7.50 and 4,000 shares issuable pursuant to currently exercisable stock options having an exercise price range of $2.06 to $3.50 per share.
(6) Includes 4,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $2.06 to $3.50 per share
(7) Messrs. Todd and Grieco are the two trustees of the Trusts which collectively hold 59,280 shares of the Company's outstanding Common Stock. Gertrude Shear, Bruce A. Shear's mother, is the lifetime beneficiary of the Trusts. In addition to the shares held by the Trusts, to the best of the Company's knowledge, Gertrude Shear currently owns less than 1% of the Company's outstanding Class B Common Stock.
(8) Includes an aggregate of 110,625 shares issuable pursuant to currently exercisable stock options. Of those options, 4,125 have an exercise price of $6.63 per share, 68,250 have an exercise price of $3.50 per share, 35,000 have an exercise price of $2.63 and 2,000 have an exercise price of $2.06 and 1,250 have an exercise price of $2.00. Also includes 37,504 shares issuable upon the exercise of the Unit Purchase Option as described in (5).
(9) Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer thereof or at any time at the option of the holder. (10) Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares. (11) Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors).

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 1998:

                  Bruce A. Shear ...........................39.28%
                  J. Owen Todd..............................  0.7%
                  William F. Grieco.........................  0.7%
                  All Directors and Officers as a Group
                      (8 persons)...........................40.23%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last ten years, Bruce A. Shear, a director and the President and Chief Executive Officer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the Company did not have financing available from outside sources and, in the opinion of the Company, were entered into at market rates given the financial condition of the Company and the risks of repayment at the time the loans were made. As of June 30, 1998, the Company owed an aggregate of $159,496 to related parties.

     During the period ended June 30, 1998, the Company paid Mr. Shear and affiliates approximately $126,950 in principal and accrued interest under various notes. As of June 30, 1998, the Company owed Bruce A. Shear $39,496 on a promissory note, which is dated March 31, 1994, matures on December 31, 1998 and bears interest at the rate of 8% per year, payable quarterly in arrears, and requires repayments of principal quarterly in equal installments and Tot Care, Inc., an affiliate of Bruce A. Shear, $100,000 on promissory notes dated May 28, 1998 and June 9, 1998 which bear interest at the rate of 12% per year and are payable on demand.

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


Exhibits Index

Exhibit No.                              Description

         3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994).
       3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts on January 28, 1997. (Filed as exhibit 3.1.1 to the Company's Quarterly Report on form 10QSB, filed with the Securities and Exchange Commission on May 15, 1997. Commission file number 0-23524).
         3.2 By-laws of the  Registrant,  as  amended.  (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
         3.3 Certificate of Vote of Directors establishing a Series of a Class of stock dated June 3, 1997. (Filed as exhibit 3.3 to the
             Company's Registration Statement Pre-Effective Amendment on form SB2A, filed with the Securities and Exchange Commission on June 12, 1998. Commission file number 333-25231).
         4.1 Form of Warrant Agreement. (Filed as exhibit 4.1 to the Company's Registration Statement on March 2, 1994).
         4.2 Form of Unit Purchase Option. (Filed as exhibit 4.4 to the Company's Registration Statement on March 2, 1994).
         4.3 Form of warrant issued to Robert A. Naify,  Marshall  Naify,  Sarah
             M. Hassanein and Whitney Gettinger. (Filed as exhibit 4.6 to the Company's Registration Statement on Form 3 dated March 12, 1996. Commission file number 333-71418).
         4.4 Form of Warrant Agreement by and among the Company, American Stock Transfer & Trust Company and AmeriCorp Securities, Inc. executed in connection with the Private Placement. (Filed as exhibit 4.8 to the Company's Registration Statement on Form 3 dated March 12, 1996. Commission file number 333-71418).
         4.5 Form of Warrant Agreement issued to Alpine Capital Partners, Inc. to purchase 25,000 Class A Common shares dated October 7, 1996. (Filed as exhibit 4.15 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission November 5, 1996. Commission file number 0-23524).
         4.6 Form of Warrant Agreement issued to Barrow Street Research, Inc. to purchase 3,000 Class A Common shares dated February 18, 1997. (Filed as exhibit 4.17 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
         4.7 Form of Consultant Warrant Agreement by and between PHC, Inc., and C.C.R.I. Corporation dated March 3, 1997 to purchase 160,000 shares Class A Common Stock. Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
         4.8 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for 50,000 shares of Class A Common Stock dated 6/4/97. (Filed as exhibit 4.22 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
         4.9 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for up to 86,207 shares of Class A Common Stock dated 09/19/97. (Filed as exhibit 4.25 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
        4.10 Transfer from Seacrest Capital Securities of PHC, Inc. and securities to Summit Capital Limited dated 12/19/97. (Filed as exhibit 4.26 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
        4.11 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, LP for 3,000 shares of Class A Common Stock. (Filed as exhibit 4.27 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-23524).
        4.12 Subscription Agreements and Warrants for Series B Convertible Preferred Shares and Warrants by and between PHC, Inc., ProFutures Special Equities Fund, L.P., Gary D. Halbert, John F. Mauldin and Augustine Fund, L.P. dated March 16, 1998. (Filed as exhibit 4.28 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-23524).
        4.13 Notice and Agreement of Termination of Lease and Option to Purchase; Bill of Sale; Assignment of Licenses; Promissory Note; and Guaranty by and between NMI Realty, Inc. and PHC of Rhode Island, Inc. dated May 31, 1998. (Filed as exhibit 4.28 to the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 5, 1998. Commission file number 0-23524).
        4.14 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated March 10, 1998. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
        4.15 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc.
             dated July 10, 1998. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       *4.16 Warrant  Agreement  by and between  Joan  Finsilver  and PHC,  Inc.
             dated  07/31/98 for 60,000 shares common stock.  (Replaces  exhibit
             4.23 to the Company's report on Form 10KSB filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       *4.17 Warrant  Agreement  by and  between  Brean  Murray & Co.,  and PHC,
             Inc.  dated  07/31/98 for 90,000  shares  common  stock.  (Replaces exhibit 4.23 to the Company's report on Form 10KSB filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       *4.18 Warrant  Agreement by and between  HealthCare  Financial  Partners,
             Inc. and its subsidiaries (collectively "HCFP") and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock.
       *4.19 Warrant  Guaranty  Agreement  for Common  Stock  Purchase  Warrants
             issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3.
        10.1 1993 Stock Purchase and Option Plan of PHC, Inc., as amended December 26, 1997. (Filed as exhibit 10.1 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
        10.2 Form of Warrant Agreement for Bridge financing with List of bridge investors holding warrant agreements and corresponding numbers of bridge units for which warrant is exercisable. (Filed as exhibit
             10.6 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 33-71418).
       10.3 Lease Agreement between Palmer-Wells Enterprises and AIHS, Inc. and Edwin G. Brown, dated September 23, 1983, with Addendum dated March 23, 1989, and Renewal of Addendum dated April 7, 1992. (Filed as exhibit 10.14 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 33-71418).
        10.4 Note of PHC of Virginia, Inc. in favor of Himanshu S. Patel and Anna H. Patel, dated April 1, 1995, in the amount of $10,000. Filed as exhibit 10.29 to the Company's annual report on Form 10KSB, filed with the Securities and Exchange on October 2, 1995. Commission file number 0-23524).
        10.5 Note of PHC of Virginia, Inc. in favor of Mukesh P. Patel and Falguni M. Patel, dated April 1, 1993, in the amount of $10,000. (Filed as exhibit 10.30 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
        10.6 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date (filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10KSB on September 28, 1994).
        10.7 Security Agreement Note of PHC of Virginia, Inc. in favor of Mount Regis Center, Inc., dated July 28, 1987, in the amount of $90,000, guaranteed by PHC, Inc., with Security Agreement, dated July 1987. (Filed as exhibit 10.34 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
        10.8 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
        10.9 Note of PHC, Inc. in favor of Bruce A. Shear, dated March 31, 1994, in the amount of $110,596. (Filed as exhibit 10.56 to the Company's annual report on Form 10KSB, filed with the Securities and Exchange Commission on September 28, 1994. Commission file number 0-23524).
       10.10 Regulatory Agreement for Multifamily Housing Projects, by and between Quality Care Centers of Massachusetts, Inc. and Secretary of Housing and Urban Development, dated September 8, 1994; Mortgage of Quality Care Centers of Massachusetts, Inc. in favor of Charles River Mortgage, dated September 8, 1994; Mortgage Note of Quality Care Centers of Massachusetts, Inc. in favor of Charles River Mortgage Company, Inc., in the amount of $6,926,700, dated September 8, 1994; Security Agreement by and between Quality Care Centers of Massachusetts, Inc. and Charles River Mortgage Company, Inc., dated September 8, 1994; Standard Form Agreement Between Owner and Architect for Housing Services, by and between Quality Care Centers of Massachusetts, Inc. and David H Dunlap Associates, Inc., dated November 5, 1992; Construction Contract by and between Quality Care Centers of Massachusetts, Inc. and Corcoran Jennison Construction Co., Inc., dated September 8, 1994, and related documents. (Filed as exhibit 10.61 to the Company's annual report on Form 10KSB, filed with the Securities and Exchange Commission on September 28, 1994. Commission file number 0-23524).
       10.11 Lease and Option Agreement, by and between NMI Realty, Inc. and PHC of Rhode Island, Inc., dated March 16, 1994 (Filed as an exhibit to the Company's annual report on Form 10KSB, filed with the Securities and Exchange Commission on September 28, 1994. (Commission file number 0-23524 as amended on May 31, 1998, - see exhibit 10.64 filed herewith).
       10.12 Secured Promissory Note of PHC of Rhode Island, Inc. in favor of Good Hope Center, Inc., dated March 16, 1994, in the amount of $116,000. (Filed as exhibit 10.67 to the Company's annual report on Form 10KSB, filed with the Securities and Exchange Commission on September 28, 1994. Commission file number 0-23524) as amended on May 31, 1998 (see exhibit 10.64 filed herewith).
       10.13 Lease Agreement by and between Conestoga Corp. and PHC, Inc., dated July 11, 1994. (Filed as exhibit 10.69 to the Company's annual report on Form 10KSB, filed with the Securities and Exchange Commission on September 28, 1994. Commission file number 0-23524).
       10.14 Renewal of Lease Addendum between Palmer Wells Enterprises and PHC of Utah, Inc., executed February 20, 1995. (Filed as exhibit 10.73 to the Company's annual report on Form 10KSB, filed with the Securities and Exchange on October 2, 1995. Commission file number 0-23524).
       10.15 1995 Employee Stock Purchase Plan. (Filed as exhibit 10.74 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
       10.16 1995   Non-Employee  Director  Stock Option Plan.  Filed as exhibit
             10.75 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
       10.17 Note of PHC of Nevada, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Security Agreement of PHC, Inc., PHC of Rhode Island, Inc., and PHC of Virginia, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Loan and Security Agreement of PHC of Nevada, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Guaranty of PHC, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Stock Pledge and Security Agreement of PHC, Inc., in favor of LINC
             Anthem  Corporation,  dated  November  7,  1995.  (Filed as exhibit
             10.76 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
       10.18 Secured Promissory Note in the amount of $750,000 by and between PHC of Nevada, Inc. and LINC Anthem Corp. (Filed as exhibit 10.77 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
       10.19 Stock Pledge by and between PHC, Inc. and Linc Anthem Corporation (Filed as exhibit 10.81 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on September 28,
             1994).
       10.20 Custodial Agreement by and between LINC Anthem Corporation and PHC, Inc. and Choate, Hall and Stewart dated July 25, 1996. (Filed as exhibit 10.85 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-23524).
       10.21 Loan and Security Agreement by and between Northpoint-Pioneer Inc. and LINC Anthem Corporation dated July 25, 1996. (Filed as exhibit 10.86 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.22 Corporate Guaranty by PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996 for North Point-Pioneer, Inc. (Filed as exhibit 10.87 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.23 Stock Pledge and Security Agreement by and between PHC, Inc. and LINC Anthem Corporation. (Filed as exhibit 10.88 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.24 Secured Promissory Note of North Point-Pioneer, Inc. in favor of LINC Anthem Corporation dated July 25, 1996 in the amount of $500,000. (Filed as exhibit 10.89 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.25 Lease Agreement by and between PHC, Inc. and 94-19 Associates dated October 31, 1996 for BSC-NY, Inc. (Filed as exhibit 10.90 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.26 Note by and between PHC Inc. and Yakov Burstein in the amount of $180,000. (Filed as exhibit 10.91 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.27 Note by and between PHC, Inc. and Irwin Mansdorf in the amount of $570,000. (Filed as exhibit 10.92 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.28 Employment Agreement by and between BSC-NY, Inc. and Yakov Burstein dated November 1, 1996. (Filed as exhibit 10.93 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.29 Consulting Agreement by and between BSC-NY, Inc. and Irwin Mansdorf dated November 1, 1996. (Filed as exhibit 10.94 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.30 Agreement and Plan of Merger by and among PHC, Inc., BSC-NY, Inc., Behavioral Stress Centers, Inc., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996. (Filed as exhibit 10.95 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.31 Employment Agreement by and between Perlow Physicians, P.C. and Yakov Burstein dated November 1, 1996. (Filed as exhibit 10.98 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.32 Agreement for Purchase and Sale of Assets by and between Clinical Associates and Clinical Diagnostics and PHC, Inc., BSC-NY, Inc., Perlow Physicians, P.C., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996. (Filed as exhibit 10.99 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.33 Consulting Agreement by and between Perlow Physicians, P.C. and Irwin Mansdorf dated November 1, 1996. (Filed as exhibit 10.100 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
       10.34 First Amendment to Lease Agreement and Option Agreement by and between NMI Realty, Inc. and PHC of Rhode Island, Inc. dated December 20, 1996. (Filed as an exhibit to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418). As amended on May 31, 1998. (Filed as exhibit 10.64 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.35 Mortgage by and between PHC of Michigan, Inc. and HCFP Funding Inc. dated January 13, 1997 in the amount of $2,000,000. (Filed as exhibit 10.106 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on February 25, 1997 Commission file number 0-23524).
       10.36 Employment Agreement for Dr. Himanshu Patel; Employment Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreements. (Filed as exhibit 10.107 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-23524).
       10.37 Unconditional  Guaranty of Payment and  performance  by and between
             PHC,  Inc.  in favor of  HCFP.  (Filed  as  exhibit  10.112  to the
             Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-23524).
       10.38 Amendment number 1 to Loan and Security Agreement dated May 21, 1996 by and between PHC, of Utah, Inc. and HCFP Funding providing collateral for the PHC of Michigan, Inc. Loan and Security Agreement. (Filed as exhibit 10.113 to the Company's quarterly report on Form 10QSB, filed with the Securities and Exchange Commission on February 25, 1997 Commission file number 0-23524).
       10.39 Employment Agreement by and between Perlow Physicians P.C. and Nissan Shliselberg, M.D dated March, 1997. (Filed as exhibit
             10.114 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.40 Option and Indemnity Agreement by and between PHC, Inc. and Nissan Shliselberg, M.D dated February, 1997. (Filed as exhibit 10.115 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.41 Secured Term Note by and between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March, 1997. (Filed as exhibit 10.116 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.42 Mortgage between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March, 1997 for Secured Term Note. (Filed as exhibit 10.117 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.43 Submission of Lease between PHC, Inc. and Conestoga Corporation dated 11/09/95 for space at 200 Lake Street, Suite 101b, Peabody, MA 01960. (Filed as exhibit 10.119 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.44 Master Equipment Lease Agreement by and between PHC, Inc. and LINC Capital Partners dated March 18, 1997 in the amount of $200,000.
             (Filed as exhibit 10.121 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.45 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       10.46 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit
             10.122 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       10.47 Deed, Deed of Trust and Deed Trust Note in the amount of $540,000 by and between Dillon and Dillon Associates and Pioneer Counseling of Virginia, Inc. (Filed as exhibit 10.124 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       10.48 Financial Advisory Agreement, Indemnification Agreement and Form of Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       10.49 Secured Term Note; Mortgage; Environmental Indemnity; Agreement Guaranty by PHC, Inc.; and Amendment No. 2 Loan and Security Agreement by and between Healthcare Financial; and PHC, Inc. of Michigan dated December, 1997. (Filed as exhibit 10.129 to the Company's Registration Statement on Form SB-2 dated January 8, 1997. Commission file number 333-25231).
       10.51 Promissory Note of Quality Care Center of Massachusetts, Inc. in favor of CMS Therapies dated December 17, 1997 in the amount of $312,468.94. (Filed as exhibit 10.131 to the Company's 10QSB dated February 17, 1998).
       10.52 First Amendment to Sale and Purchase Agreement by and between LINC Financial Services, Inc., LINC Finance Corporation VII and PHC of Rhode Island dated January 20, 1995 and Sale and Purchase Agreement dated March 6, 1995. (Filed as exhibit 10.132 to the Company's 10QSB dated February 17, 1998).
       10.55 Agreement by and between PHC, Inc., and Irwin Mansdorf and Yakov Burstein dated March 2, 1998. (Filed as exhibit 10.135 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-23524 on April 29, 1998).
       10.56 Secured Bridge Loan to be made to PHC, Inc. by HCFP Funding II, Inc. in the amount of $350,000 dated March 10, 1998. (Filed as exhibit 10.136 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-23524) on April 29, 1998).
       10.57 First Amendment to Mortgage between PHC of Michigan, Inc. and HCFP Funding, Inc. (Filed as Exhibit 10.137 to the Company's 10QSB filed on May 15, 1998).
       10.58 Secured  Unconditional  Guaranty of Payment and  performance by and between BSC-NY, Inc. and HCFP Funding II, Inc. in the amount of $350,000. (Filed as an exhibit to the Company's Registration
             Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.59 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.60 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July, 1998. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.61 Amendment No. 1 to Secured Bridge Note dated July 10, 1998 by and between PHC, Inc. and HCFP Funding II, Inc. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.62 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.63 Promissory Note for $50,000 dated June 9, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as an exhibit to the Company's
             Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.64 Letter Agreement dated May 31, 1998 by and between NMI Realty, Inc. and PHC of Rhode Island, Inc. to terminate the Lease and Option Agreement entered into March 16, 1994. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
      *10.65 Amendment  No. 1 to Loan and  Security  Agreement  in the amount of
             $4,000,000.00  by  and  among  HCFP  Funding,   Inc.,  and  PHC  of
             Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998.
        16.1 Letter on Change in Independent Public Accountants. (Filed as an exhibit to the Company's report on Form 10KSB, filed with the Securities and Exchange Commission on September 28, 1994 and as
             exhibit 16.1 in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. (Commission file number 0-23524 on April 29, 1998).
        21.1 List of Subsidiaries. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
        99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.


(b)   REPORTS ON FORM 8-K.

     A Report on Form 8-K was filed by the Company on June 5, 1998 reporting that the Company's subsidiary Quality Care Centers of Massachusetts, Inc. which operates the Franvale Nursing and Rehabilitation Center filed for protection under Chapter 11 and Chapter 7 of the Bankruptcy Code. The Court dismissed these filing's and subsequently placed the facility into State Receivership to facilitate the orderly closing of the facility.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PHC, INC.




Date: October 13, 1998                       By: /S/ BRUCE A. SHEAR
                                                     Bruce A. Shear,
                                                     President
                                                     and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                   TITLE(S)                    DATE


/s/ BRUCE A. SHEAR              President, Chief              October 13. 1998
    Bruce A. Shear              Executive  Officer  and
                                Director  (principal
                                executive officer)

/s/ PAULA C. WURTS              Controller and Assistant     October 13. 1998
    Paula C. Wurts              Treasurer (principal
                                financial and accounting
                                officer)

/s/ GERALD M. PERLOW            Director                     October 13. 1998
    Gerald M. Perlow


/s/ DONALD E. ROBAR             Director                     October 13, 1998
    Donald E. Robar



/s/ HOWARD PHILLIPS             Director                     October 13, 1998
    Howard Phillips


/s/ WILLIAM F. GRIECO           Director                     October 13, 1998
    William F. Grieco






PHC, INC. AND SUBSIDIARIES

         Contents

         Consolidated Financial Statements

             Independent auditors' reports                       F-2, F3

             Consolidated balance sheets                           F-4

             Consolidated statements of operations                 F-5

             Consolidated statements of changes in stockholders'   F-6
             equity

             Consolidated statements of cash flows                 F-7

             Consolidated notes to financial statements            F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheet of PHC, Inc. and subsidiaries as of June 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/  BDO Seidman, LLP

BDO Seidman, LLP

Boston, Massachusetts
September 18, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheet of PHC, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
September 19, 1997


                                                                          F3

PHC, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

                                                            June 30,
                                                        1998          1997
                                                        ____          ____
ASSETS (Notes C and D)
 Current assets:
   Cash and cash equivalents (Note A)                $ 227,077      $  844,471
   Accounts receivable, net of allowance for
    doubtful accounts of $3,488,029 at June 30,
    1998 and $1,942,602 at June 30, 1997
    (Notes A, L and M)                                7,441,972      9,066,763
   Prepaid expenses                                     156,695        346,091
   Other receivables and advances                       127,064        249,218
   Deferred income tax asset (Note F)                   515,300        515,300
   Other receivables, related party (Note K)             64,065         80,000
                                                     __________     __________

       Total current assets                           8,532,173     11,101,843

Accounts receivable, noncurrent                         685,000        605,000
Other receivables, noncurrent, related party,
    net of allowance for doubtful accounts of
    $382,000 in 1998  (Note K)                        2,941,402      2,983,177
Other receivables                                       426,195        134,284
Property and equipment, net (Notes A, B and D)        2,128,273      3,525,195
Deferred income tax asset (Note F)                      154,700        154,700
Deferred financing costs, net of amortization of
    $18,065 and $83,026 at June 30, 1998 and 1997,
    respectively                                         53,608         60,575
Goodwill, net of accumulated amortization of
    $307,707 and $208,133 at June 30,
    1998 and 1997, respectively (Note A)              2,011,613      1,644,252
Other assets (Note A)                                   167,004        214,150
                                                     __________     __________
      Total assets                                  $17,099,968    $20,423,176

LIABILITIES
Current liabilities:
   Accounts payable                                 $ 2,346,213    $ 2,529,126
   Notes payable - related parties (Note E)             159,496         51,600
   Current maturities of long-term debt (Note C)      1,107,167        560,914
   Revolving credit note                              1,683,458      1,789,971
   Current portion of obligations under capital
    leases (Note D)                                      67,492         97,038
   Accrued payroll, payroll taxes and benefits          729,194        303,731
   Accrued expenses and other liabilities             1,004,763        672,154
   Net current liabilities of discontinued
    operations (Note A and I)                         1,232,394        334,349
                                                      __________     __________

      Total current liabilities                       8,330,177      6,338,883
                                                      __________     __________

Long-term debt, less current maturities (Note C)      2,850,089      3,021,540
Obligations under capital leases (Note D)                93,747      1,434,816
Notes payable - related parties (Note E)                     --         23,696
Convertible debentures ($3,125,000 less discount
    $390,625)                                                --      2,734,375
Net long term liabilities of discontinued operations
    (Note A and I)                                    1,409,143      1,145,285
                                                     __________      __________
      Total noncurrent liabilities                    4,352,979      8,359,712
                                                     __________     __________
      Total liabilities                              12,683,156     14,698,595
                                                     __________      __________

Commitments and contingent liabilities
    (Notes A, D, G, H, J, and K)

STOCKHOLDERS' EQUITY (Notes H, J and K)
Convertible Preferred stock, $.01 par value; 1,000,000
    shares authorized, 950 and 500 shares issued and
    outstanding June 30,1998 and June 30, 1997
    respectively (liquidation preference $950,000)            10             5
Class A common stock, $.01 par value; 20,000,000 shares
   authorized, 4,935,267 and 2,877,836 shares issued
   June 30,1998 and 1997, respectively                    49,353        28,778
Class B common stock, $.01 par value; 2,000,000 shares
   authorized, 727,328 and 730,360 issued and outstanding
   June 30, 1998 and 1997, respectively, convertible
   into one share of Class A common stock                  7,273         7,304
Class C common stock, $.01 par value; 200,000 shares
   authorized, no shares outstanding June 30, 1998
   and 199,816 shares issued and outstanding
   June 30, 1997                                              --         1,998
Additional  paid-in capital                           15,295,895    10,398,630
Treasury stock, 2,776 and 8,656 common shares at cost
June 30, 1998 and June 30, 1997, respectively            (12,122)      (37,818)
Accumulated deficit                                  (10,923,597)   (4,674,316)
                                                     ____________   ___________
      Total stockholders' equity                       4,416,812     5,724,581
      Total liabilities and stockholders' equity     $17,099,968   $20,423,176
                                                     ____________   ___________
See notes to financial statements

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations

                                                Year Ended June 30,
                                            1998                1997
                                            ____                ____
Revenues:
   Patient care, net (Note A)          $ 19,649,353          $20,700,616
   Management fees (Note K)                 833,750              597,278
   Other                                    763,086              629,761
                                       ____________          ___________

      Total revenue                      21,246,189           21,927,655
                                       ____________          ___________
Operating expenses:
   Patient care expenses                 10,706,639           10,346,111
   Cost of management contracts             467,065              324,440
   Provision for doubtful accounts        3,684,452            2,593,573
   Administrative expenses                9,341,013            8,622,946
                                       ____________          ___________

      Total operating expenses           24,199,169           21,887,070
                                       ____________          ___________

Income (loss) from operations            (2,952,980)              40,585
                                       ____________          ___________

Other income (expense):
   Interest income                          391,353              199,976
   Interest expense                     (1,289,642)           (1,441,030)
   Other income, net                         58,583              490,019
   Gain from operations held for sale
     (Note I)                                    --               26,853
                                       ____________          ___________

      Total other expense, net             (839,706)            (724,182)
                                       ____________          ___________

Loss before income taxes                 (3,792,686)            (683,597)
Income taxes (Note F)                       219,239              197,311
                                       ____________          ___________

Loss from continuing operations          (4,011,925)            (880,908)

Loss from discontinued operations
(Notes A and I)                          (2,220,296)          (1,958,756)
                                       ____________          ___________
             Net loss                  $ (6,232,221)        $ (2,839,664)
                                       ____________          ___________
Basic and Diluted Loss per common
share:
    Continuing Operations              $       (.77)        $       (.27)
    Discontinued Operations                    (.42)                (.60)
      Total                            $      (1.19)        $       (.87)
                                       ____________          ___________
Basic and Diluted Weighted average
number of shares outstanding              5,237,168            3,270,175

See notes to financial statements.                                          F-5

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Changes In Stockholders' Equity



                       Class        A      Class      B       Class       C
                       Common     Stock    Common   Stock     Common    Stock    Preferred  Stock
                       Shares     Amount   Shares   Amount    Shares    Amount     Shares   Amount

Balance - June 30,
  1996               2,293,568   $ 22,936  812,237  $ 8,122   199,816   $ 1,998
Costs related to
  private placements
Issuance of shares
  with acquisitions    229,500      2,295
Exercise of options     13,475        135
Payment of notes
  receivable
Conversion of shares    81,877        818  (81,877)    (818)
Issuance of employee
  stock purchase
  plan shares            9,452         94
Issuance of shares
 in connection
 with consulting
 agreement              20,000        200
Issuance of warrants
 with convertible
 debentures
Cancellation of
 notes receivable
Payment of notes
  receivable
Issuance of
  preferred stock,
  Series A                                                                        1,000     $10
Adjustment related
  to beneficial
  conversion
  feature of
  convertible
  preferred
  stock and
  convertible
  debentures
Conversion of
  preferred
  stock Series A       229,964      2,300                                          (500)     (5)
Dividend on
  preferred stock
Net loss, year
 ended June 30,
 1997                 ________  ________  _______   _______  ________  ________   ______   ______

Balance - June 30,
1997                 2,877,836     28,778  730,360    7,304   199,816     1,998     500       5
Costs related to
  private placements
Conversion of debt   1,331,696     13,317
Conversion of
  preferred
  stock  Series  A     246,305      2,463                                          (500)     (5)
Issuance of shares
  with acquisition      41,024        410
Issuance private
  placement shares     172,414      1,724
Conversion of shares     3,032         31   (3,032)     (31)
Cancel Class C
  Common Stock                                               (199,816)   (1,998)
Issue warrants for
  services
Issuance of shares
  with consulting
  agreement             20,870        209
Issuance of Shares
  with earn out
  agreement            227,347      2,274
Issuance of
  employee stock
  purchase plan
  shares                14,743        147
Issuance of
  preferred stock
  Series B                                                                          950      10
Warrant issued with
  debt
Treasury stock
  issued to employees
Dividends on
  preferred stock
Net Loss - year
  ended June 30, 1998


Balance - June 30,
  1998               4,935,267    $49,353  727,328   $7,273         0        $0     950     $10
                      ________   ________  _______   _______  ________  ________   ______   ______

See notes to financial statements.



PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity

                       Additional
                        Paid-in      Notes       Treasury   Shares  Accumulated
                        Capital,   Receivable     Shares    Amount    Deficit     Total
                        Common     for Stock
                        Stock
                      ___________  ___________   _________  ________  _________   _________

Balance - June 30,
  1996               $ 8,078,383    $ (63,928)                      $(1,630,322)  $6,417,189
Costs related to
 private placements     (141,295)                                                   (141,295)
Issuance of shares
  with acquisitions      838,524                                                     840,819
Exercise of options       59,709                                                      59,844
Payment of notes
  receivable                              662                                            662
Conversion of shares                                                                      -0-
Issuance of employee
 stock purchase
 plan  shares             30,530                                                      30,624
Issuance of shares in
 connection with
 consulting  agreement    79,800                                                      80,000
Issuance of warrants
 with convertible
 debentures              125,000                                                     125,000
Cancellation of notes
  receivable                           37,818      8,656  $(37,818)                       -0-
Payment of notes
  receivable                           25,448                                         25,448
Issuance of preferred
  stock Series A         999,990                                                   1,000,000
Adjustment related to
  beneficial conversion
  feature of convertible
  preferred stock and
  convertible debentures 330,284                                       (200,000)     130,284
Conversion of preferred
  stock Series A          (2,295)                                                         -0-
Dividend on preferred
  stock                                                                  (4,330)      (4,330)
Net loss, year ended
  June 30, 1997                                                      (2,839,664)  (2,839,664)
                       ___________  ___________   _________  ________  _________   _________

Balance - June 30,
  1997                10,398,630           -0-     8,656   (37,818)  (4,674,316)   5,724,581
Costs related to
  private placements    (164,257)                                                   (164,257)
Conversion of debt     2,696,789                                                   2,710,106
Conversion of
  preferred stock
  Series A                (2,458)                                                          0
Issuance of shares
  with acquisition        79,605                                                      80,015
Issuance Private
  Placement shares       498,276                                                      500,000
Conversion of Shares                                                                       -0-
Cancel Class C Common
  Stock                    1,998                                                           -0-
Issue warrants for
  services               184,523                                                      184,523
Issuance of shares
  with consulting
  agreement               36,249                                                       36,458
Issuance of shares
  with earn out
  agreement              531,991                                                      534,265
Issuance of employee
  stock purchase
  plan shares             35,750                                                       35,897
Issuance of preferred
  stock Series B         949,990                                                      950,000
Warrant issued with
  debt                    48,809                                                       48,809
Treasury stock issued
  to employees                                    (5,880)   25,696                     25,696
Dividends on
  Preferred Stock                                                       (17,060)      (17,060)
Net Loss-year ended
  June 30, 1998                                                      (6,232,221)   (6,232,221)

Balance - June 30,
  1998               $15,295,895    $    -0-       2,776  $(12,122)$(10,923,597)  $ 4,416,812
                       ___________  ___________   _________  ________  _________    _________

See notes to financial statements


PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                              For the Year Ended June 30,
                                                  1998              1997
                                                  ____              ____
Cash flows from operating activities:
   Net loss                                   $(6,232,221)      $(2,839,664)
   Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization               674,162           469,118
      Beneficial conversion feature of
        convertible debt                               --           130,284
      Compensatory stock options and stock
        and warrants issued for obligations       269,790           205,000
      Changes in:
         Accounts receivable                    1,544,791        (2,929,003)
         Prepaid expenses and other
           current assets                         257,173          (349,017)
         Other assets                            (405,559)          196,339
         Net assets of operations held for
           sale                                        --            56,682
         Accounts payable                        (182,913)          884,299
         Accrued expenses and other
           liabilities                            758,072          (143,943)
         Net liabilities of discontinued
           operations                           1,161,903         1,299,795

            Net cash used in operating
              activities                       (2,154,802)       (3,020,110)
                                               ___________      ___________

 Cash flows from investing activities:
    Acquisition of property and equipment
      and intangibles                            (212,492)         (682,425)
    Loan receivable                               152,749        (3,063,177)
                                               ___________      ___________
            Net cash used in investing
              activities                          (59,743)       (3,745,602)
                                               ___________      ___________
Cash flows from financing activities:
    Revolving debt, net                          (106,513)         1,789,981
          Proceeds from borrowings                950,000          2,767,373
          Payments on Debt                       (557,883)          (696,886)
     Deferred financing costs                       6,967             21,498
     Preferred Stock Dividends                    (17,060)
     Issuance of Capital Stock                  1,321,640            944,173
     Convertible Debt                                  --          2,500,000
                                                ___________      ___________

            Net cash provided by
              financing activities              1,597,151          7,326,139

Net increase (decrease) in cash and cash
    equivalents                                  (617,394)           560,427
Beginning balance of cash and cash equivalents    844,471            284,044
                                                ___________      ___________

Ending balance of cash and cash equivalents    $  227,077        $   844,471
                                                ___________      ___________


Supplemental cash flow information:
    Cash paid during the period for:
        Interest                               $1,567,763        $ 1,279,862
        Income taxes                           $  130,290            $86,414

 Supplemental disclosures of noncash
   investing and financing activities:
   Stock issued for acquisitions and earn-out
     agreement                                  $614,280            $840,819
    Capital leases                                83,082             284,048
    Conversion of preferred stock                500,000             500,000
    Beneficial conversion feature of preferred
      stock                                            0             200,000
    Warrant Valuations                           233,332                   0
    Conversion of Debt to Common Stock         2,710,106                   0




          See notes to financial statements                                F-7

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of presentation and consolidation:

     PHC, Inc. ("PHC" or the "Company") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan and psychiatric outpatient facilities in Nevada, Kansas and Michigan. PHC also manages a psychiatric practice in New York, operates an outpatient facility through a physicians practice, and operates behavioral health centers. PHC of Utah, Inc. ("PHU") and PHC of Virginia, Inc. ("PHV") provide treatment of addictive disorders and chemical dependency. PHC of Michigan, Inc. ("PHM") provides inpatient and outpatient psychiatric care. PHC of Nevada, Inc. ("PHN") and PHC of Kansas, Inc. ("PHK") provide psychiatric treatment on an outpatient basis. North Point-Pioneer, Inc. ("NPP") operates five outpatient behavioral health centers under the name of Pioneer Counseling Centers. Behavioral Stress Centers, Inc. ("BSC") provides management and administrative services to psychotherapy and psychological practices (see Note K). Pioneer Counseling of Virginia, Inc. ("PCV"), an 80% owned subsidiary provides outpatient services through a physicians practice (see Note K). Quality Care Centers of Massachusetts, Inc. ("Quality Care") operated a long-term care facility known as the Franvale Nursing and Rehabilitation Center (see Note I). The consolidated financial statements include PHC and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Until May 31, 1998, the Company operated Good Hope Center, a substance abuse treatment facility in West Greenwich, Rhode Island ("Good Hope"). Until June 1, 1998 the Company also operated a subacute long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), in Braintree Massachusetts. On June 1, 1998 Franvale was placed into state receivership. All financial information for Franvale is reported in the accompanying financial statements as discontinued operations. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000 during the year ending June 30, 1999.

     During the year ended June 30, 1998, the Company recorded an increase in its accounts receivable reserve in line with its more aggressive reserve policy established last year, reserved for the remaining accounts receivable balance from a closed California facility and allowed for a higher reserve for the closed Rhode Island facility.

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

     Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare. The Company's cost reports to Medicare are routinely audited on an annual basis. The Company periodically reviews its provisional billing rates and provides for estimated Medicare adjustments. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenues and accounts receivable: (continued) The Company has $769,982 of receivables from Medicaid and Medicare at June 30, 1998, which constitute a concentration of credit risk should Medicaid and Medicare defer or be unable to make reimbursement payments as due. This amount does not include receivables due to Franvale Nursing and Rehabilitation which is reported as net current liabilities of discontinued operations on the accompanying Balance Sheet.

     Charity care amounted to approximately $504,000 and $725,000 for the years ended June 30, 1998 and 1997, respectively and is classified as patient care revenue and an equal amount of cost is charged to patient care expenses in the statements of operations.

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                               Estimated
              Assets                          Useful Life
              ______                          ___________
                 Buildings                  39 years
                 Furniture and equipment     3 through 10 years
                 Motor vehicles              5 years
                 Leasehold improvements      Term of lease

Other assets:

     Other assets are primarily deposits and covenants not to compete. Covenants not to compete are amortized over the life of the underlying agreement using the straight line method.

Goodwill, net of accumulated amortization:

     The excess of the purchase price over the fair market value of net assets acquired are being amortized on a straightline basis over twenty years.

Basic and diluted loss per share:

     Net loss per share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock for each fiscal year excluding Class C Common Shares.

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive affects of options, warrants and convertible securities. Dilutive earnings per share is similar to the previously reported fully diluted earnings per share.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates and assumptions:

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

Cash equivalents:

Cash equivalents are short-term highly liquid investments with maturities of less than three months, when purchased.

Fair value of financial instruments:
The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value.

Impairment of long-lived assets:

During the year ended June 30, 1998 the Company wrote off the carrying value of goodwill for PHC of Rhode Island, Inc., approximately $ 23,000, and wrote off equipment and the land and building assets related to the capital lease from that facility which was closed May 31, 1998 aggregating approximately $1,240,000 in total assets less the liability of approximately $1,300,000, in an agreement to release the company from the lease. The company also wrote down the remaining balance of accounts receivable from a closed California facility, approximately $92,000, and the equipment, goodwill and additional closing costs recorded for the Blacksburg facility, approximately $136,000, which is being closed in fiscal year 1999 to consolidate operations in the Salem, Virginia facility to improve profitability. During the year ended June 30, 1997 the Company wrote off the carrying value of the goodwill for PHC of Kansas, one of its subsidiaries in the amount of approximately $50,000.

Stock-based compensation:

The Company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company adopted the disclosure only alternative which requires disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows:


                                                           June 30,
                                                        1998       1997
                                                        ____       ____
              Land                                  $ 119,859   $  119,859
              Buildings                             1,676,963    3,154,799
              Furniture and equipment                 839,972      855,226
              Motor vehicles                           41,444       50,889
              Leasehold improvements                  354,687      358,644
                                                    _________    __________

                                                    3,032,925    4,539,417

              Less accumulated depreciation
                and amortization                      904,652    1,014,222
                                                     _________    __________

                                                   $2,128,273   $3,525,195

NOTE C - LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                               June 30,
                                                           1998       1997
                                                           ____       ____

Note payable with interest at 9% requiring  monthly
   payments of $1,150 through May 2001                   $34,636       $44,816
Note payable due in  monthly installments of $2,000
   including imputed interest at 8%. Approximately
   $21,000 of this  obligation  was canceled in
   connection with the closing of GHC.                        --        40,574
9% mortgage note due in monthly installments of $4,850,
   including interest through July 1, 2012, when the
   remaining principal balance is payable                478,582       492,996
Note payable due in monthly installments of $21,506
   including interest at 10.5% through November 1,1999,
   collateralized by all assets of PHN  and certain
   receivables.  Interest only payments have been made
   since May 1998 per subsequent agreement.              374,190       547,092
Note payable due in monthly installments of $26,131
   including interest at 11.5% through June 2000 when
   the remaining  principal balance is payable,
   collateralized by all assets of NPP. Interest only
   payments have been made since May 1998 per
   subsequent agreement.                                 598,848       818,371
Note payable due in monthly installments of $5,558
   including interest at 9.25% through May 2012 when
   the remaining principal balance is payable,
   collateralized by real estate                         521,000       538,605
Term mortgage note payable with interest only payments
   through March 1998 principal due in monthly
   installments of $9,167 beginning April 1998 through
   February 2001, a balloon payment of approximately
   $1,300,000 plus interest is due March 2001, interest
   at prime plus 5% (13.5% at June 30, 1998)
   collateralized  by all  assets of PHM.              1,600,000     1,100,000
Note payable bearing interest at prime plus 3-1/2%
   (12% at June 30, 1998) with the principal due
   on November 10, 1998 collateralized by MRC's real
   property and BSC's accounts receivable and
   cross-collateralized with the revolving credit note
   referred to below.                                    350,000            --
                                                       _________     __________
                                                       3,957,256     3,582,454

Less current maturities                                1,107,167       560,914
                                                       _________     __________
Noncurrent maturities                                 $2,850,089   $ 3,021,540

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE C - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows as of June 30, 1998:

                 Year Ending
                 June 30,                             Amount
                 ___________                      ____________
                 1999                              $ 1,107,167
                 2000                                  560,171
                 2001                                1,863,216
                 2002                                   20,634
                 2003                                   22,570
                 Thereafter                            383,498
                                                  ____________

                                                   $ 3,957,256


The Company has a revolving credit note under which a maximum of $4,000,000 may be outstanding at any time. At June 30, 1998 the outstanding balance was $1,683,458. Advances are made based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime plus 2.25% (10.75% at June 30, 1998). The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest is due. The notes are collateralized by substantially all of the assets of the Company's subsidiaries excluding Franvale and guaranteed by PHC.

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 1998, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $7,000 for fiscal 1999 and terms expiring from July 1998 through February 2002.

The carrying value of assets under capital leases is as follows:
                                                                June 30,
                                                            1998        1997
                                                            ____        ____
       Building (Good Hope Center - Capital Lease)       $    --    $1,477,800
       Equipment and improvements                         511,517      485,004
       Less accumulated depreciation and amortization    (225,703)    (501,732)
                                                         _________   __________

                                                       $  285,814    $1,461,072

                                                         _________   __________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1998:


       Year Ending
       June 30,                                 Equipment
       ___________                             _________
       1999                                     $  83,203
       2000                                        59,897
       2001                                        40,807
       2002                                         3,138
       Thereafter                                      --
                                               __________

       Total future minimum lease payments        187,045
       Less amount representing interest           25,806
                                               __________

       Present value of future minimum
          lease payments                          161,239

       Less current portion                        67,492
                                               __________
       Long-term obligations under
       capital lease                            $  93,747
                                               __________

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:                      June 30,
                                                           1998          1997
Note payable, President and principal stockholder,
  interest at 8%, due in installments through
  December 1998                                          $39,496      $ 55,296
Notes payable, Tot Care, Inc., Company owned by
 the President and principal stockholder, interest
 at 12% and payable on demand                            100,000
Notes payable, other related parties, interest at
 12% and payable on demand                                20,000        20,000
                                                         ________     _________

                                                         159,496        75,296
Less current maturities                                  159,496        51,600
                                                         ________     _________
                                                         $    -0-     $  23,696
                                                         ________     _________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE F - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                            Year Ended
                                                              June 30,
                                                         1998           1997
                                                         ____           ____
      Temporary differences attributable to:
         Allowance for doubtful accounts              $1,315,000    $1,007,000
         Facility Closing Costs                           85,000
         Depreciation                                    225,000       147,000
         Other                                             2,000         3,000
      Operating loss carryforward                      1,650,000       340,000
                                                       _________      _________
                Total deferred tax asset               3,277,000     1,497,000

          Less:
              Valuation allowance                     (2,607,000)     (827,000)
                                                       _________      _________
          Subtotal                                       670,000       670,000
              Current portion                           (515,300)     (515,300)
                                                       _________      _________
                Long-term portion                       $154,700      $154,700
                                                       _________      _________


The Company had no deferred tax liabilities at June 30, 1998 and 1997.

Income tax expense (benefit) is as follows:

                                                               Year Ended
                                                                June 30,
                                                          1998          1997
                                                          ____          ____
      Current state income taxes                      $ 219,239      $ 197,311
                                                       _________     __________


Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:

                                                               Year Ended
                                                                June 30,
                                                          1998          1997
      Income tax benefit at statutory rate          $(2,044,400)    $ (898,400)
      State income taxes, net of federal benefit        144,700        130,200
      Increase in valuation allowance                 1,780,000        827,000
      Increase due to nondeductible items, primarily
        penalties and travel and entertainment
        expenses                                        161,231         12,000
     Other                                              177,708        126,511
                                                    ___________      __________
                                                       $219,239     $  197,311


At June 30,1998 the Company had a net operating loss carryforward amounting to approximately $4,865,000 which expires at various dates through 2013.

If the Company has significant sales of stock in future years, the utilization of the net operating loss carryforward in any given year may be limited under provisions of the Internal Revenue Code.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company leases office and treatment facilities and furniture and equipment under operating leases expiring on various dates through January 31, 2004. Rent expense for the years ended June 30, 1998 and 1997 was approximately $882,000 and $752,000, respectively. Rent expense includes certain short term rentals and, in 1998 additional rent expense associated with the closing of Good Hope Center. Minimum future rental payments under noncancelable operating leases, having remaining terms in excess of one year as of June 30, 1998 are as follows:

                            Year Ending
                              June 30,          Amount
                            ___________       _________
                            1999              $ 413,364
                            2000                280,974
                            2001                186,820
                            2002                120,061
                            2003                 97,165
                            Thereafter           42,490
                                             __________
                                             $1,140,874
                                             __________

 Litigation:

In connection with the liquidation of Franvale, some vendors allege that there are amounts due for services which are the obligation of PHC, Inc. At June 30, 1998 total claims pending amounted to approximately $93,000.

In September 1998, the Company and Franvale were each served with subpoenas in connection with an on-going investigation of Franvale being conducted by the Attorney General of the Commonwealth of Massachusetts. While the investigation apparently is in a preliminary phase, the focus appears to be the quality of patient care provided by Franvale during the period of early 1997 until the facility was placed into receivership in June 1998. The Company is cooperating fully with the investigation and currently is engaged in producing documents requested in the subpoenas. The Company does not believe that it has violated any laws.

Contingency:

In addition, the Commonwealth of Massachusetts may institute a claim against PHC, Inc. to recover expenses incurred as a consequence of Franvale's receivership. The Company believes that it has valid defenses to any such claim and, in any event, it believes that there will be adequate assets remaining in Franvale to satisfy any receivership expenses.

NOTE H - STOCK PLANS

[1]  Stock plans:

     The Company has three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE H - STOCK PLANS (CONTINUED)

 [1]     Stock plans: (continued)

     The stock option plan provides for the issuance of a maximum of 400,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee has the authority to select the optionees and determine the terms of the options including: (i) the number of shares,
     (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options. The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 150,000 shares may be issued under this plan.

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 1998, options for 17,500 shares were granted under this plan. A maximum of 50,000 shares may be issued under this plan. Each outside director is granted an option to purchase 2,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.

     In February 1997, all 95,375 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations.

     Under the above plans, at June 30, 1998, 164,555 shares were available for future grant or purchase.

     The Company had the following activity in its stock option plans for fiscal 1998 and 1997:

                                                               Weighted-Average
                                                     Number         Exercise
                                                       of            Price
                                                     Shares        Per Share
                                                    ________   ________________
                     Option plans:
                        Balance - June 30, 1996     114,750            $5.56
                        Granted                     125,500            $4.56
                        Repriced options:
                         Original                   (95,375)           $5.99
                         Repriced                    95,375            $3.50
                        Cancelled                   (21,400)           $6.05
                        Exercised                   (13,475)           $5.16
                        Balance - June 30, 1997     205,375            $4.27
                        Granted                     210,000            $2.37
                        Cancelled                   (40,000)           $3.21
                        Balance - June 30, 1998     375,375            $3.32

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE H - STOCK PLANS (CONTINUED)

 [2]   Stock-based compensation:

     Options for 169,000 shares are exercisable as of June 30, 1998 at exercise prices ranging from $2.00 to $6.63 and a weighted-average exercise price of approximately $3.08 per share, with a weighted-average remaining contractual life of approximately three years.

     The exercise prices of options outstanding at June 30, 1998 range from $2.00 to $6.63 per share and have a weighted-average exercise price of approximately $3.03 per share, with a weighted-average remaining contractual life of approximately four years.

     Subsequent to June 30, 1998 223,875 of the outstanding stock options were repriced to $1.25 and 50,000 were repriced to $1.50. Of the outstanding stock options 101,500 are held by Directors and former employees and were not repriced. The weighted average exercise price of the options that were not repriced is $3.15.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1998 or 1997. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                                        Year Ended
                                                         June 30,
                                                      1998             1997
                                                      ____             ____

      Net loss            As reported
                            Continuing Operations   $(4,011,925)   $ (880,908)
                            Discontinue Operations   (2,220,296)   (1,958,756)

                          Pro forma
                            Continuing Operations    (4,140,252)     (934,516
                            Discontinued Operations  (2,220,296)   (1,958,756)

      Net loss per share  As reported
                            Continuing Operations          (.77)         (.27)
                            Discontinued Operations        (.42)         (.60)

                          Pro forma
                            Continuing Operations          (.79)         (.28)
                            Discontinued Operations        (.42)         (.60)

The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1997: dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of between 5% and 7%; and an expected holding period of five years.

The per share weighed-average grant-date fair value of options granted during the years ended June 30, 1998 and 1997 was $.84 and $3.44, respectively.

PHC, INC. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE I - OPERATIONS HELD FOR SALE AND DISCONTINUED OPERATIONS

On May 26, 1998, PHC, Inc.'s wholly owned subsidiary, Quality Care, which operates Franvale filed for reorganization under Chapter 11. On May 29, 1998, the Bankruptcy Court terminated the Chapter 11 proceeding determining that there was no likelihood of reorganization since the prospective acquirer of the facility was now imposing certain terms unacceptable to all interested parties and that the transfer of patients and liquidation of assets could be as readily effectuated in a state court receivership under the aegis of the Massachusetts Health Care Statutes and accordingly dismissed the Chapter 11 case. On June 1, 1998, a receiver was appointed to transfer the patients and close the facility expeditiously. The Company has recorded the losses of Franvale through May 31, 1998 in the accompanying financial statements.

Subsequent to year end the Company's Bankruptcy Attorney was notified that effective September 30, 1998 the patient care receivership for Quality Care had been terminated. On October 5, 1998, in response to the termination of the State Receivership, the Company filed for protection under Chapter 7.

Although the full extent of the financial impact on PHC, Inc. cannot be determined at this time, the management of PHC, Inc. does not believe that the liquidation of the assets and liabilities of Quality Care will have a substantial negative impact on PHC's financial position and results of operations. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000 during the year ending June 30, 1999. The Company is subject to a guarantee signed by PHC, Inc. for furniture and equipment purchased by Quality Care during the fiscal year ended June 30, 1996. The amount of this debt recorded by Quality Care in the accompanying financial statements is approximately $148,000.


NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 1998:

                                 Number of       Exercise          Expiration
      Description               Units/Shares      Price               Date
      ___________             ______________   ______________    ______________
  Bridge warrants                5,946 units   $3.70 per unit    September 1998
  Unit purchase option         156,271 units   $5.60 per unit    March 1999
  IPO warrants              1,772,073 shares  $5.97 per share    March 1999
  Private placement warrants  737,170 shares  $3.76 per share    January 2001
  Bridge warrants              36,573 shares  $7.02 per share    February 2001
  Warrant for services         25,000 shares  $2.00 per share    October 2001
  Warrant for services          3,753 shares  $2.80 per share    February 2002
  Consultant warrant          160,000 shares  $2.62 per share    March 2002
  Convertible debenture
    warrants                  150,000 shares  $2.00 per share    March 2002
  Preferred stock warrant      50,000 shares  $2.75 per share    June 2000
  Warrant for services        150,000 shares  $2.50 per share    May 2002
  Private Placement            86,207 shares  $2.90 per share    September 2002
  Private Placement             3,000 shares  $2.90 per share    March 2003
  Debt Service                 52,500 shares  $2.38 per share    March 2003
  Private Placement            49,990 shares  $2.31 per share    March 2001

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE J - CERTAIN CAPITAL TRANSACTIONS

Each unit consists of one share of Class A common stock and a warrant to purchase one share of Class A common stock at $7.50 per share.

In February 1998, the Company received $950,000 in exchange for the issuance of Series B convertible preferred stock and warrants to purchase 49,990 shares of Class A common stock. The warrants are exercisable at $2.31 per share and expire in 2001. The number of shares of Class A common stock into which the preferred stock may be converted is equal to 80% of the closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the conversion. Cumulative preferred dividends are at the rate of $60 per share per year, payable quarterly. Dividends are payable in cash or in shares of preferred stock at $1,000 per share. For the year ended June 30, 1998 and 1997 dividends amounted to $ 17,060 and $4,330 respectively. On July 1, 1998 the Company issued 13 shares of series B preferred stock in payment of dividends payable for the fiscal year ended June 30, 1998.

As part of the Consultant Warrant agreement to purchase 160,000 shares as listed in the table above, 80,000 may be canceled if certain stock prices, as defined in the agreement, are not achieved by March 31, 1999 and June 30, 1999.

Under existing dilution agreements with other stockholders the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effect of transactions prior to June 30, 1998 are reflected in the table above.

During fiscal 1998, the Class C common stock was canceled and retired because of restrictions on the release of the stock, due to earnings targets which were not achieved.

NOTE K - ACQUISITIONS

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

               Office equipment                         $   18,000
               Covenants not to compete                     20,000
               Goodwill                                    597,746
               Deposits                                     15,072
               Liabilities assumed                         (42,659)
                                                          _________
                                                        $  608,159

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE K - ACQUISITIONS

Concurrent with the asset purchase agreement, NPP entered into an employment agreement with a former owner which requires an annual salary of $150,000 and an annual bonus. The agreement is effective for four years and is automatically extended for successive one year terms unless terminated. The salary and bonus are subject to adjustment based on collected billings. NPP also entered into a management agreement whereby $1,500 per month would be paid for five years to the former owners. During fiscal 1998 in connection with the asset purchase agreement, the Company issued 15,000 unregistered shares of Class A common stock which was accounted for as additional purchase price

On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. Also, in connection with the merger, another entity was formed, Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. ("Perlow"), to acquire the assets of the medical practices theretofore serviced by BSC. The Company advanced Perlow the funds to acquire those assets and at June 30, 1998 Perlow owed the Company $3,292,428 which includes in addition to acquisition costs, management fees of approximately $1,491,730 and interest on the advances of approximately $481,119. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent. The Company has no ownership interest in Perlow.

The purchase price of BSC was allocated as follows:

      Goodwill                            $63,600
      Equipment and other assets           20,000
                                          _______
                                          $83,600

The merger agreement requires additional purchase price to be paid by BSC to the former owners of Behavioral Stress Centers, Inc. for the three years following the merger date. The additional purchase price is based on the income of BSC before taxes and is to be paid in PHC stock, at market value up to $200,000 and the balance, if any, in cash. On March 26, 1998 the Company issued 227,347 shares of the Company's Class A Common Stock to the former owners of Behavioral Stress Centers, Inc. now BSC-NY, Inc. in full payment for the earn-out due to be paid to them for the year ended October 31, 1997 resulting in additional goodwill. Of the 227,347 shares issued 127,924 were issued in lieu of cash and are subject to a price guarantee of $2.35, payable in shares. The Company is required to issue shares for the difference between the selling price and the guarantee price if the selling price is less than $2.35. At September 15, 1998 the market price per share was $.938. Subsequent to year end a former owner sold 30,382 shares. If that owner sells the additional 320 shares he owns, the Company will issue approximately $50,000 in additional shares of stock in accordance to the price guarantee agreement.

BSC also entered into a management agreement with Perlow whereby management fees are required of Perlow on a monthly basis over a five-year period with an automatic renewal for an additional five-year period. The management fee was calculated at 25% of the total monthly expenses of Perlow and effective January 1, 1998 the management agreement was amended to provide for a management fee of 20% of the total monthly expenses of Perlow.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE K - ACQUISITIONS (CONTINUED)

On November 1, 1996, BSC entered into a lease agreement for its facilities. The lease payments are due in equal monthly installments over a three year period with an option to extend annually for three additional years. The lease is to be paid by Perlow in accordance with the management agreement.

Summary, unaudited financial information for Perlow as of and for the year ended June 30, 1998 is as follows:

                     Total assets                 $ 3,783,000
                     Stockholder's deficit         $ (382,000)
                     Net revenue                  $ 3,110,000
                     Net loss                      $ (304,000)

Effective January 1, 1997, the Company entered into a Stock Exchange Agreement with a Virginia corporation owned by two individuals to whom the Company has an outstanding note payable. The corporation consists of private practices of psychiatry. The Stock Exchange Agreement provided that in exchange for $50,000 in cash and 64,500 shares of restricted Class A common stock, the Company received an 80% ownership interest in the Virginia corporation. The Company also paid $80,444 in legal fees in connection with the Agreement. Concurrent with the Stock Exchange Agreement the two owners of the Virginia corporation each executed Employment Agreements with the Virginia corporation to provide professional services and each was granted an option to purchase 15,000 shares of Class A common stock at an exercise price of $4.87 per share. The options expire on April 1, 2002. Each agreement requires an annual salary of $200,000 and expires in five years. Further, a Plan and Agreement of Merger was executed whereby the Virginia corporation was merged into PCV.

On January 17, 1997 PCV entered into a purchase and sale agreement with an unrelated general partnership, to purchase real estate with buildings and improvements utilized by the Virginia Corporation for approximately $600,000 of which $540,000 was paid through the issuance of a note (Note C).

In accordance with the above agreements the purchase price was allocated as follows:

           Land                               $  50,600
           Building                             540,000
           Covenant not to compete               50,000
           Goodwill                             285,038
                                            ____________
                                              $ 925,638
                                            ____________

In accordance with the agreement the two owners will be paid a finders fee for all subsequently acquired medical practices within a 200 mile radius of PCV and those medical practices identified by the owners wherever the location. The finders fee is payable in Class A common stock and in cash.

On October 1, 1997 PCV purchased the assets of a clinic located in Blacksburg, Virginia in exchange for $50,000 in cash and 26,024 shares of Class A Common Stock. The company entered into a lease with the former owners for the clinic property and an employment agreement with one of the owners.

In accordance with the above agreements the purchase price was allocated as follows:

           Fixed  Assets                  10,000
           Covenant not to compete        50,000
           Goodwill                       38,632
                                        _________
                                        $ 98,632
                                        ________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1998 and 1997

NOTE K - ACQUISITIONS (CONTINUED)

During fiscal 1998 the Company consolidated the operations of the Blacksburg clinic with the Salem Virginia clinic to enhance profitability. The closure of the Blacksburg clinic including the write down of related assets and buy out of the lease is reflected in the June 30, 1998 financial statements.

Information is not available to present pro forma financial information relating to the 1997 acquisitions. The Company so advised the Securities and Exchange Commission and received a no action letter with respect to this matter. Had the Blacksburg acquisition made during the fiscal year ended June 30, 1998 (October 1, 1997), been made as of July 1, 1997, the pro forma effect on the Company's results of operations would have been immaterial and therefore are not shown.

NOTE L - SALE OF RECEIVABLES

The Company had a sale and purchase agreement whereby third-party receivables were sold at a discount with recourse. The amount of receivables subject to recourse at June 30, 1997 totaled approximately $577,000. Proceeds from the sale of these receivables totaled approximately $3,000,000 for the year ended June 30, 1997. The purchase fees related to the agreement amount to approximately $127,000 for the year ended June 30, 1997 and are included in interest expense in the accompanying consolidated statement of operations. In February 1998 the Company entered into a finance agreement with Healthcare Financial Partners, Inc. to provide for receivables funding and liquidate the debt due to Finova Capital from the above referenced sale and purchase agreement and provide receivables funding for PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc.

NOTE M - FOURTH QUARTER ADJUSTMENTS

The Company recorded significant adjustments in the fourth quarter of fiscal 1998 related to the closure of Good Hope Center, the write down of receivables of the closed California facility, the write down of the amount due BSC from Perlow, the closure of the Blacksburg facility and an increase in accounts receivable reserves of the other facilities.

NOTE N - EVENTS SUBSEQUENT TO JUNE 30, 1998

On July 10, 1998 the Company issued warrants to purchase 52,500 and 20,000 shares of PHC, Inc. Class A Common Stock, exercisable at $1.81 per share, to Healthcare Financial Partners, Inc. in conjunction with the payment extension granted on the $350,000 financing provided to PHC, Inc.

On August 13, 1998 the Company borrowed $100,000 from Bruce A. Shear, President and Principal Stockholder. This amount bears interest at 12% and is payable on demand.

Subsequent to year end the Company issued a warrant to purchase 50,000 shares of PHC, Inc. Class A Common Stock, exercisable at $1.75 per share. The warrant may be canceled if certain stock prices, as defined in the agreement, are not achieved.

EXHIBIT INDEX

       *4.16 Warrant  Agreement  by and between  Joan  Finsilver  and PHC,  Inc.
             dated  07/31/98 for 60,000 shares common stock.  (Replaces  exhibit
             4.23 to the Company's report on Form 10KSB filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       *4.17 Warrant  Agreement  by and  between  Brean  Murray & Co.,  and PHC,
             Inc.  dated  07/31/98 for 90,000  shares  common  stock.  (Replaces exhibit 4.23 to the Company's report on Form 10KSB filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
       *4.18 Warrant  Agreement by and between  HealthCare  Financial  Partners,
             Inc. and its subsidiaries (collectively "HCFP") and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock.
       *4.19 Warrant  Guaranty  Agreement  for Common  Stock  Purchase  Warrants
             issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3.
      *10.65 Amendment  No. 1 to Loan and  Security  Agreement  in the amount of
             $4,000,000.00  by  and  among  HCFP  Funding,   Inc.,  and  PHC  of
             Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998.
        21.1 List of Subsidiaries. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
        99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Exhibit 4.16

REPLACES WARRANT FOR 150,000 SHARES DATED JULY 31, 1997              APPENDIX B


           FORM OF WARRANT FOR THE PURCHASE OF SHARES OF COMMON STOCK


No. 1

                                                                 60,000 Shares

FOR VALUE RECEIVED, PHC, Inc. (the "Company"), hereby certifies that Joan M. Finsilver, or a permitted assign thereof, is entitled to purchase from the Company, at any time or from time to time commencing June 1, 1997, and prior to 5:00 P.M., New York City time, on May 31, 2002, sixty thousand (60,000) fully paid and nonassessable shares of the common stock, of the Company for an aggregate purchase price of $150,000 (computed on the basis of US $2.50 per share). Upon issuance, 16,000 shares shall be fully vested and the balance shall be 4,000 per month on the 1st of each month for the next 11 months beginning with the month of July 1997 provided that agreement between Brean Murray and the Company dated June 1, 1997 remains in full force and effect and has not been terminated by either party as of an application vesting date. (Hereinafter, (i) said common stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefore, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder or under any other Warrant (as hereinafter defined) are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price,"
(v) this Warrant, all identical warrants issued on the date hereof and all warrants hereafter issued in exchange or substitution for this Warrant or such other warrants are referred to as the "Warrants" and (vi) the holder of this Warrant is referred to as the "Holder" and the holder of this Warrant and all other Warrants are referred to as the "Holders"). The Aggregate Warrant Price is not subject to adjustment. The Per Share Warrant Price is subject to adjustment as hereinafter provided; in the event of any such adjustment, the number of Warrant Shares shall be adjusted by dividing the Aggregate Warrant Price by the Per Share Warrant Price in effect immediately after such adjustment.

I.          Exercise of Warrant.

      A.    Cashless Exercise

      This Warrant may be exercised, in whole at any time or in part from time to time, commencing June 1, 1997, and prior to 5:00 P.M., New York City time, on May 31, 2002, by the Holder by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part. Payment for Warrant Shares shall be made by certified or official bank check payable to the order of the Company or the Warrant may be exercised by surrender of the Warrant without payment of any other consideration, commission or remuneration, by execution of the cashless exercise subscription form (at the end hereof, duly executed). The number of shares to be issued in exchange for the Warrant will be computed by subtracting the Warrant Exercise Price from the closing bid price of the common stock on the date of receipt of the cashless exercise subscription form, multiplying that amount by the number of shares represented by the Warrant, and dividing by the closing bid price as of the same date.

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

V.    Registration Under Securities Act of 1933.

      A. The Company agrees that if, at any time and from time to time during the period commencing on June 1, 1997 and ending on May 31, 2002, the Board of Directors of the Company shall authorize the filing of a registration statement or a post-effective amendment to a registration statement (any such registration statement being hereinafter called a "Subsequent Registration Statement") under the Act other than a registration statement on Form S-8 or other form which does not include substantially the same information as would be required in a form for the general registration of securities) in connection with the proposed offer of any of its securities by it or any of its shareholders, the Company will (i) promptly notify the Holder and each of the Holders, if any, of other Warrants and/or Warrant Shares that such Subsequent Registration Statement will be filed and that the Warrant Shares which are then held, and/or which may be acquired upon the exercise of the Warrants, by the Holder and such Holders, will, at the Holder's and such Holders' request, be included in such Subsequent Registration Statement, (ii) include in the securities covered by such Subsequent Registration Statement all Warrant Shares which it has been so requested to include, (iii) use its best efforts to cause such Subsequent Registration Statement to become effective as soon as practicable and (iv) take all other action necessary under any Federal or state law or regulation of any governmental authority to permit all Warrant Shares which it has been so requested to include in such Subsequent Registration Statement or to be sold or otherwise disposed of, and will maintain such compliance with each such Federal and state law and regulation of any governmental authority for the period necessary for the Holder and such Holders to effect the proposed sale or other disposition.

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


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its Chief Executive Officer and its corporate seal to be hereunto affixed by its Secretary this 31st day of July, 1998.

                                          PHC, INC.

                                          By:  /s/  Bruce Shear
                                                    Chief Executive Officer
ATTEST:

/s/  Paula C. Wurts
Assistant Clerk

[Corporate Seal]

                                  SUBSCRIPTION


The undersigned, _________________ pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for and purchase ___________ shares of the Common Stock of PHC, Inc. Common stock covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant.

Dated:  ___________________________       Signature:  ________________________

                                          Address:  _________________________

                                                    _________________________

ASSIGNMENT

FOR VALUE RECEIVED hereby sells, assigns and transfers unto ______________ the foregoing Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint attorney, to transfer said Warrant on the books of PHC, Inc.

Dated:  ___________________________       Signature:  ________________________

                                          Address:    ________________________



FOR VALUE RECEIVED hereby assigns and transfers unto _____________ the right to purchase shares of the Common Stock of Pioneer Healthcare, Inc. by the foregoing Warrant, and a proportionate part of said Warrant and the rights evidenced hereby, and does irrevocably constitute and appoint attorney, to transfer that part of said Warrant on the books of PHC, Inc.

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

Dated:  _______________________     Signature:
                                    ________________________________

                                    Address:
                                    ________________________________

Exhibit 4.17

REPLACES WARRANT FOR 150,000 SHARES DATED JULY 31, 1997              APPENDIX B


           FORM OF WARRANT FOR THE PURCHASE OF SHARES OF COMMON STOCK


No. 1

                                                                 90,000 Shares

FOR VALUE RECEIVED, PHC, Inc. (the "Company"), hereby certifies that Brean Murray & Co., Inc., or a permitted assign thereof, is entitled to purchase from the Company, at any time or from time to time commencing June 1, 1997, and prior to 5:00 P.M., New York City time, on May 31, 2002, ninety thousand (90,000) fully paid and nonassessable shares of the common stock, of the Company for an aggregate purchase price of $225,000 (computed on the basis of US $2.50 per share). Upon issuance, 24,000 shares shall be fully vested and the balance shall be 6,000 per month on the 1st of each month for the next 11 months beginning with the month of July 1997 provided that agreement between Brean Murray and the Company dated June 1, 1997 remains in full force and effect and has not been terminated by either party as of an application vesting date. (Hereinafter, (i) said common stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefore, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder or under any other Warrant (as hereinafter defined) are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price,"
(v) this Warrant, all identical warrants issued on the date hereof and all warrants hereafter issued in exchange or substitution for this Warrant or such other warrants are referred to as the "Warrants" and (vi) the holder of this Warrant is referred to as the "Holder" and the holder of this Warrant and all other Warrants are referred to as the "Holders"). The Aggregate Warrant Price is not subject to adjustment. The Per Share Warrant Price is subject to adjustment as hereinafter provided; in the event of any such adjustment, the number of Warrant Shares shall be adjusted by dividing the Aggregate Warrant Price by the Per Share Warrant Price in effect immediately after such adjustment.

I.          Exercise of Warrant.

      A.    Cashless Exercise

      This Warrant may be exercised, in whole at any time or in part from time to time, commencing June 1, 1997, and prior to 5:00 P.M., New York City time, on May 31, 2002, by the Holder by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part. Payment for Warrant Shares shall be made by certified or official bank check payable to the order of the Company or the Warrant may be exercised by surrender of the Warrant without payment of any other consideration, commission or remuneration, by execution of the cashless exercise subscription form (at the end hereof, duly executed). The number of shares to be issued in exchange for the Warrant will be computed by subtracting the Warrant Exercise Price from the closing bid price of the common stock on the date of receipt of the cashless exercise subscription form, multiplying that amount by the number of shares represented by the Warrant, and dividing by the closing bid price as of the same date.

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

V.    Registration Under Securities Act of 1933.

      A. The Company agrees that if, at any time and from time to time during the period commencing on June 1, 1997 and ending on May 31, 2002, the Board of Directors of the Company shall authorize the filing of a registration statement or a post-effective amendment to a registration statement (any such registration statement being hereinafter called a "Subsequent Registration Statement") under the Act other than a registration statement on Form S-8 or other form which does not include substantially the same information as would be required in a form for the general registration of securities) in connection with the proposed offer of any of its securities by it or any of its shareholders, the Company will (i) promptly notify the Holder and each of the Holders, if any, of other Warrants and/or Warrant Shares that such Subsequent Registration Statement will be filed and that the Warrant Shares which are then held, and/or which may be acquired upon the exercise of the Warrants, by the Holder and such Holders, will, at the Holder's and such Holders' request, be included in such Subsequent Registration Statement, (ii) include in the securities covered by such Subsequent Registration Statement all Warrant Shares which it has been so requested to include, (iii) use its best efforts to cause such Subsequent Registration Statement to become effective as soon as practicable and (iv) take all other action necessary under any Federal or state law or regulation of any governmental authority to permit all Warrant Shares which it has been so requested to include in such Subsequent Registration Statement or to be sold or otherwise disposed of, and will maintain such compliance with each such Federal and state law and regulation of any governmental authority for the period necessary for the Holder and such Holders to effect the proposed sale or other disposition.

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


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its Chief Executive Officer and its corporate seal to be hereunto affixed by its Secretary this 31st day of July, 1998.

                                     PHC, INC.

                                     By:  /s/  Bruce Shear
                                               Chief Executive Officer
ATTEST:

/s/  Paula C. Wurts
      Assistant Clerk

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

Dated:  ___________________________       Signature:  ________________________

                                          Address:   _________________________

                                                     _________________________

                                   ASSIGNMENT

FOR VALUE RECEIVED hereby sells, assigns and transfers unto _____________ the foregoing Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint attorney, to transfer said Warrant on the books of PHC, Inc.

Dated:  ___________________________       Signature:  ________________________

                                          Address:    ________________________




FOR VALUE RECEIVED hereby assigns and transfers unto _____________ the right to purchase shares of the Common Stock of Pioneer Healthcare, Inc. by the foregoing Warrant, and a proportionate part of said Warrant and the rights evidenced hereby, and does irrevocably constitute and appoint attorney, to transfer that part of said Warrant on the books of PHC, Inc.

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

Dated:  _______________________     Signature: ________________________________

                                    Address:   ________________________________

Exhibit 4.18


THE SECURITIES REPRESENTED BY THIS WARRANT (AND THE SECURITIES ISSUABLE UPON EXERCISE OF THIS WARRANT) HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, OR ANY STATE SECURITIES STATUTE. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND MAY NOT BE SOLD, MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933 AND ANY APPLICABLE STATE SECURITIES STATUTE, OR UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE THEREUNDER.


      Shares Issuable Upon Exercise:      Up to  20,000  shares of the Class A
                                          Common Stock, $.01 par value, of PHC,
                                          Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK
                              Expires July 10, 2003


            THIS CERTIFIES THAT, for value received, HealthCare Financial Partners, Inc. is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common
Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.50 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean July 10, 1998.

      1 Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to July 10, 2003.

            Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

      2 Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

      3 Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

      4 Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

            4.1   Reclassification.  In case of any  reclassification,  change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 3.4. The provisions of this Section 3.4 (a) shall similarly apply to successive reclassifications and changes.

            4.2 Subdivision or Combination of Shares. If the Company at any time while this Warrant remains outstanding and unexpired shall subdivide or combine its Class A Common Stock, the Warrant Price and the number of Shares issuable upon exercise hereof shall be equitably adjusted.

            4.3 Stock Dividends. If the Company at any time while this Warrant is outstanding and unexpired shall pay a dividend payable in shares of Class A Common Stock (except any distribution specifically provided for in the foregoing Sections 4.1 and 4.2), then the Warrant Price shall be adjusted, from and after the date of determination of shareholders entitled to receive such dividend or distribution, to that price determined by multiplying the Warrant Price in effect immediately prior to such date of determination by a fraction (a) the numerator of which shall be the total number of shares of Class A Common Stock outstanding immediately prior to such dividend or distribution, and (b) the denominator of which shall be the total number of shares of Class A Common Stock outstanding immediately after such dividend or distribution and the number of Shares subject to this Warrant shall be appropriately adjusted.

            4.4 No Impairment. The Company will not, by amendment of its Charter or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Article 4 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder of this Warrant Agreement against impairment.

            4.5 Notices of Record Date. In the event of any taking by the Company of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed merger or consolidation of the Company with or into any other corporation, or any proposed sale, lease or conveyance of all or substantially all of the assets of the Company, or any proposed liquidation, dissolution or winding up of the Company, the Company shall mail to the holder of this Warrant, at least fifteen (15) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or vote, and the amount and character of such dividend, distribution or vote.

            4.6 Adjustment to Number of Shares and Warrant Price Based on Dilutive Issuance If and whenever the Company should issue shares of its Class A Common Stock at a price per share less than the average of the closing of the bid and asked prices for such Class A Common Stock for the last trading day immediately prior to the issuance of such shares (other than shares issued pursuant to an employee benefit plan including Class A Common Stock issued or issuable to the officers or employees or directors of or consultants to the Company and approved by a disinterested majority of the directors of the Company), then the Warrant Price shall be adjusted by dividing (1) the sum of (A) the total number of shares of Class A Common Stock outstanding immediately prior to such issuance multiplied by the then effective Warrant Price and (B) the value of the consideration received by the Company upon such issuances as determined by the Board of Directors by
(2) the total number of shares of Class A Common Stock outstanding immediately after such issuance. The holder of the Warrant shall thereafter be entitled to purchase, at the Warrant Price resulting from such adjustment, the number of Shares (calculated to the nearest whole share) obtained by multiplying the Warrant Price in effect immediately prior to such adjustment by the number of shares issuable upon the exercise hereof immediately prior to such adjustment and dividing the product thereof by the Warrant Price resulting from such adjustment. For the purpose of this paragraph (d) the issuance of securities convertible into or exercisable for the Class A Common Stock shall be deemed the issuance of the number of shares of Class A Common Stock into which such securities are convertible or for which such securities are exercisable, and the consideration received for such securities shall be deemed to include the minimum aggregate amount payable upon conversion or exercise of such securities expire unexercised, the Warrant Price of Shares issuable upon the exercise hereof shall be readjusted accordingly.

      5. Notice of Adjustments. Whenever the Warrant Price or number of Shares shall be adjusted pursuant to the provisions hereof, the Company shall within thirty (30) days of such adjustments deliver a certificate signed by its chief financial officer to the registered holder(s) hereof setting forth in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the Warrant Price after giving effect to such adjustment.

      6. Fractional Shares. No fractional Shares will be issued in connection with any exercise hereunder, but in lieu of such fractional shares the Company shall make a cash payment therefor upon the basis of the Warrant Price then in effect.

      7.    Compliance with Securities Act, Disposition of Shares.

            7.1 Compliance with Securities Act. The holder of this Warrant, by acceptance hereof, reconfirms the representations made by the Purchaser in a letter agreement with the Company as of the date hereof (the "Letter Agreement") and agrees to the placement of a restrictive transfer legend on this Warrant and the certificates representing the shares.

            7.2 Disposition of Warrants and Shares. With respect to any offer, sale or other disposition of this Warrant or any Shares acquired pursuant to the exercise of this Warrant prior to registration of this Warrant or such Shares, the holder hereof and each subsequent holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holder's counsel, if reasonably requested by the Company (and, in such case, such counsel and opinion must be reasonably acceptable to the Company), to the effect that such offer, sale or other disposition my be effected without registration or qualification (under the Securities Act of 1933 (the "Act") as then in effect or any federal or state law then in effect) and indicating whether or not under the Act certificates for this Warrant or such Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to insure compliance with the Act. Each certificate representing this Warrant or the Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to ensure compliance with the Act, unless in the aforesaid opinion of counsel for the holder, such legend is not required in order to ensure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with the foregoing restrictions.

      8. Rights as Shareholders. No holder of the Warrant, as such, shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of the Company which may at any time be issuable on the exercise thereof for any purpose, nor shall anything contained herein, be construed to confer upon the holder of this Warrant, as such any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to receive notice of meetings (except as otherwise provided in Section 4.5 of this warrant), or to receive dividends or subscription rights or otherwise until this Warrant shall have been exercised and the Shares purchasable upon the exercise hereof shall have become deliverable, as provided herein.

      9.    Representations  and  Warranties.   This  Warrant  is  issued  and
delivered on the basis of the following:

                  9.1 Authorization and Delivery. This Warrant has been duly authorized and executed by the Company and when delivered will be valid and binding obligation of the Company enforceable in accordance with its terms; and

                  9.2 Shares. The Shares have been duly authorized and reserved for issuance by the Company and when issued and paid for in accordance with the terms hereof, will be validly issued, fully paid and nonassessable.

      10. Modification and Waiver. This Warrant and any provision hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.

      11    Notices.  Any  notice,  request  or  other  document  required  or permitted to be given or delivered to the holder hereof or the Company shall be delivered in the manner set forth in the Letter Agreement.

      12. Binding Effect of Successors. This Warrant shall be binding upon any corporation succeeding the Company by merger of consolidation, and all of the obligations of the Company relating to the Shares issuable upon the exercise of this Warrant shall be as set forth in the Letter Agreement, the Company's Charter and the Company's by-laws (each as amended from time to time) and shall survive the exercise and termination of this Warrant and all of the covenants and agreements herein and in such other documents and instruments of the Company shall inure to the benefit of the successors and assigns of the holder hereof. The Company will, at the time of the exercise of this Warrant, in whole or in part, upon request of the holder hereof but at the Company's expense, acknowledge in writing its continuing obligation to the holder hereof in respect of any rights (including without limitation, any right to registration of the Shares) to which the holder hereof shall continue to be entitled after such exercise in accordance with this Warrant; provided that the failure of the holder hereof to make any such request shall not affect the continuing obligation of the Company to the holder hereof in respect of such rights.

      13.   Lost  Warrants or Stock  Certificates.  The Company  covenants  to the holder hereof that upon receipt of evidence reasonable satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant or any stock certificates and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonable satisfactory to the
Company, or in the case of any such mutilation upon surrender and cancellation of such Warrant or stock certificate, the Company will make and deliver a new Warrant or stock certificate, or like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant or stock certificate.

      14. Descriptive Headings. The descriptive headings of the several paragraphs of this Warrant are inserted for convenience only and do not constitute a part of this Warrant.

      15. Governing Law. This Warrant shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the Commonwealth of Massachusetts.



                                PHC, INC.


                                By:  /s/  Bruce A. Shear
                                          President
                                Date:     July 10, 1998 (signed August 4, 1998)





                                   Exhibit A-1

                               Notice of Exercise

To:

      1. The undersigned hereby elects to purchase _______ Shares of PHC, Inc. pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price of such Shares in full.

      2. Please issue a certificate or certificates representing the Shares deliverable upon the exercise set forth in paragraph 1 in the name of the undersigned or, subject to compliance with the restrictions on transfer set forth in Section 7 of the Warrant, in such other name or names as are specified below:

                     ____________________________________
                                    (Name)


                    _____________________________________

                    _____________________________________

                    _____________________________________
                                  (Address)

      3. The undersigned represents that the aforesaid shares are being acquired for the account of the undersigned for investment and not with a view to, or for resale in connection with, the distribution thereof and that the undersigned has not present intention of distributing or reselling such shares.




_______________________________
                                                Signature


                                                _________________
                                                Date






                                   Exhibit A-1

                               Notice of Exercise

To:

      1. Contingent upon and effective immediately prior to the closing (the "Closing") of the Company's public offering contemplated by the Registration Statement of Form S _____________, filed ______________, ______ the undersigned hereby elects to purchase Shares of the Company (or such lesser number of Shares as may be sold on behalf of the undersigned at the Closing) pursuant to the terms of the attached Warrant.

      2,    Please  deliver to the  custodian for the selling  shareholders  a certificate representing the Shares being so purchased.

      3. The undersigned has instructed the custodian for the selling shareholders to deliver to the Company $ _________________ of, if less, the net proceeds due the undersigned from the sales of Shares in the aforesaid public offering. If such net proceeds are less than the purchase price for such Shares, the undersigned agrees to deliver the difference to the Company prior to the Closing.




_______________________________
                                                Signature


                                                _________________
                                                Date



warrants.dot

Exhibit 4.19

(On Letterhead)



September 2, 1998


Attention: Ethan D. Leder, President
HCFP Funding, Inc.
Two Wisconsin Circle, 4th Floor
Chevy Chase MD  20815


RE: Common Stock Purchase Warrants issuable by PHC, Inc. (the "Company") to HealthCare Financial Partners, Inc. and its subsidiaries (collectively, "HCFP" REPLACES ALL PREVIOUS CORRESPONDENCE REGARDING THE JULY 10, 1998 WARRANTS PRICE PROTECTION.


Dear Mr. Leder:

This letter confirms the agreement entered into by the Company and HCFP to the effect that the Company will provide certain price protection to HCFP at the time HCFP exercises Warrant No. 2, issued July 10, 1998, covering 52,500 shares of Class A Common Stock and Warrant No. 3, issued July 10, 1998, covering 20,000 shares of Class A Common Stock.

The Company hereby agrees with HCFP as follows:

(a) If on the date that HCFP exercises all of Warrant No. 2 the closing price of the Common Stock is less than $3.26 per share, then the Company shall pay to you, in cash (or shares of common stock having a market value equal to or greater than such cash amount on the date of exercise), an amount equal to the lesser of (i) the difference between the closing price of the Common Stock on the date of exercise and $3.26, or (ii) $1.45, which amount shall be multiplied by the number of Warrants.

(b) If on the date that HCFP exercises all of Warrant No. 3 the closing price of the Common Stock is less than $2.95 per share, then the Company shall pay to you, in cash (or shares of common stock having a market value equal to or greater than such cash amount on the date of exercise), an amount equal to the lesser of (i) the difference between the closing price of the Common Stock on the date of exercise and $2.95, or (ii) $1.45, which amount shall be multiplied by the number of Warrants.

The provision described clause (a) above applies to all of Warrant No. 2 without regard to any prior exercise of Warrant No. 3 under paragraph (b). The provision described in clause (b) above applies to all of Warrant No. 3 without regard to any prior exercise of Warrant No. 2 under paragraph (a). HCFP agrees not to exercise the Warrants less than six months following the repayment of the secured term debt of the Company to HCFP.

The effect of this Letter Agreement shall be to insure that HCFP receives value (in cash or stock as applicable, or as specified herein) of at least $105,125.00 from the exercise of the Warrants. If pursuant to this Letter Agreement, the Company is required to pay cash or issue stock to HCFP upon HCFP's exercise of a Warrant, the Company will make the required payment of cash or issue stock at such time as the Common Stock underlying the Warrant is sold by HCFP at a price less than $3.26 (in the case of Warrant No. 2) or $2.95 (in the case of Warrant No. 3).

HealthCare Financial Partners, Inc.
September 2,1998
Page 2


The execution, delivery and effectiveness of this Letter Agreement shall not, except as expressly provided in this Letter Agreement, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the any of the notes made by the Company or any of its subsidiaries or affiliates, or any of the loan agreements by and between HCFP or any of its subsidiaries or affiliates, or any other documents, instruments and agreements executed or delivered in connection therewith.

This Letter Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

This Letter Agreement may be executed in counterparts, and both counterparts taken together shall be deemed to constitute one and the same instrument.

If these conditions are acceptable to Lender, please so signify by signing below where indicated.

Very truly yours,
PHC, INC.
a Massachusetts corporation



By:_____________________________
      Bruce A. Shear
      President



THE FOREGOING IS ACKNOWLEDGED AND AGREED TO AS OF THE ________ DAY OF SEPTEMBER, 1998.

HEALTHCARE FINANCIAL
PARTNERS, INC.,
a Delaware corporation


By:____________________________

Name:__________________________

Title:___________________________

EXHIBIT 21.1

                                                              STATE OF
    NAME OF SUBSIDIARY       DOING BUSINESS AS (NAME)      INCORPORATION

PHC, Inc.                  Pioneer Behavioral Health    Massachusetts
                           Pioneer Healthcare
                           PDSS

PHC of Utah, Inc.          Highland Ridge Hospital      Massachusetts

PHC of Virginia, Inc.      Mount Regis                  Massachusetts
                           Center
                           Changes

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

Northpoint-Pioneer, Inc.   Pioneer Counseling Center    Massachusetts

PHC of Kansas, Inc.        Total Concept EAP            Massachusetts

Quality Care Centers of    Franvale Nursing and         Massachusetts
Massachusetts, Inc.        Rehabilitation Center

PHC of California, Inc.    Marin Grove                  Massachusetts

Pioneer Counseling of      Counseling Associates of     Massachusetts
Virginia, Inc.             Virginia, Inc. Massachusetts
                           Counseling Associates of
                           Virginia

BSC-NY, Inc.               Behavioral Stress Center     New York

STL, Inc.                                               Massachusetts

Professional Health                                     New York
Associates, Inc.

Exhibit 10.65

                                  $4,000,000.00





                           LOAN AND SECURITY AGREEMENT

                                 by and between

                              PHC OF MICHIGAN, INC.
                                PHC OF UTAH, INC.
                              PHC OF VIRGINIA, INC.
                            PHC OF RHODE ISLAND, INC.
                      PIONEER COUNSELING OF VIRGINIA, INC.

                                  ("Borrower")

                                       and

                               HCFP FUNDING, INC.

                                   ("Lender")






                               February ____, 1998

                           LOAN AND SECURITY AGREEMENT


     THIS LOAN AND SECURITY AGREEMENT (the "Agreement") is made as of February ____, 1998, by and among PHC OF MICHIGAN, INC., a Massachusetts corporation ("PHCM"), PHC OF UTAH, INC., a Massachusetts corporation ("PHCU"), and PHC OF VIRGINIA, INC., a Massachusetts corporation, PHC OF RHODE ISLAND, INC., a Massachusetts corporation, PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation (collectively, "New Borrower") and HCFP FUNDING, INC., a Delaware corporation ("Lender").

                                    RECITALS

     A. Lender and PHCM entered into a Loan and Security Agreement dated as of February 3, 1997, as amended (the "PHCM Loan Agreement"), establishing a financing arrangement in the maximum amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00).

     B. Lender and PHCU entered into a Loan and Security Agreement dated as of May 21, 1996, as amended (the "PHCU Loan Agreement"), establishing a financing arrangement in the maximum amount of One Million and No/100 Dollars ($1,000,000.00).

     C. New Borrowers now desire to establish financing arrangements with and borrow funds from Lender, and Lender is willing to establish such arrangements for make loans and extensions of credit to New Borrowers, on substantially the same terms as those contained in the PHCM Loan Agreement and the PHCU Loan Agreement.

     D. Lender, PHCM and PHCU believe it is in the best interests of each of them to amend and restate the PHCM Loan Agreement and the PHCU Loan Agreement by combining those agreements into one agreement, and to have New Borrowers added to such combined agreement.

     E. This Agreement shall be serve as an Amended and Restated Loan Agreement for each of the PHCM Loan Agreement and for the PHCU Loan Agreement and as a new Loan and Security Agreement for New Borrowers.

     F. PHCM, PHCU and New Borrowers hereafter shall be collectively referred to as "Borrower."

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

      Section 1.8. Borrowing Base. "Borrowing Base has the meaning set forth in Section 2.1 (d).

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

      Section 1.16. Concentration Account. "Concentration Account" has the meaning set forth in Section 2.3(a).

      Section 1.17.     ERISA.  "ERISA"  has the  meaning set forth in Section
4.12.

      Section 1.18. Event of Default. "Event of Default" and "Events of Default" have the meanings set forth in Section 8. 1.

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

      Section 1.28.     Lock  Box.  "Lockbox"  has the  meaning  set  forth in
Section 2.3(a).

      Section 1.29. Lockbox Bank. "Lockbox Bank" has the meaning set forth in Section 2.3(a).

      Section 1.30. Maximum Loan Amount. "Maximum Loan Amount" has the meaning set forth in Section 2. 1 (a).

      Section 1.31. Medicaid/Medicare Account Debtor. "Medicaid/Medicare Account Debtor" means any Account Debtor which is (i) the United States of America acting under the Medicaid/Medicare program established pursuant to the Social Security Act, (ii) any state or the District of Columbia acting pursuant to a health plan adopted pursuant to Title XIX of the Social Security Act or (iii) any agent, carrier, administrator or intermediary for any of the foregoing.

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

      Section 1.33.     Note.   "Note" has  the  meaning set forth in Section
2.1(c).

      Section 1.34. Obligations. "Obligations" has the meaning set forth in Section 3.1.

      Section 1.35. Patient. Any Person receiving Medical Services from Borrower and all Persons legally liable to pay Borrower for such Medical Services other than Insurers.

      Section 1.36. Permitted Liens. "Permitted Liens" means: (a) liens for taxes not delinquent, or which are being contested in good faith and by appropriate proceedings which suspend the collection thereof and in respect of which adequate reserves have been made (provided that such proceedings do not, in Lender's sole discretion, involve any substantial danger of the sale, loss or forfeiture of such property or assets or any interest therein); (b) deposits or pledges to secure obligations under workmen's compensation, social security or similar laws, or under unemployment insurance; (c) deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds and other obligations of like nature arising in the ordinary course of business; (d) mechanic's, workmen's, materialmen's or other like liens arising in the ordinary course of business with respect to obligations which are not due, or which are being contested in good faith by appropriate proceedings which suspend the collection thereof and in respect of which ' adequate reserves have been made (provided that such proceedings do not, in Lender's sole discretion, involve any substantial danger of the sale, loss or forfeiture of such property or assets or any interest therein); (e) liens and encumbrances in favor of Lender; (f) liens granted in connection with the lease or purchase of property or assets financed by borrowings permitted by
Section 7.1 (provided,  however,  that no such borrowings permitted by Section
7.1 may be secured by liens on any of the Collateral); and (g) liens set forth on Schedule 1.36.

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

      Section 1.42. Qualified Account. "Qualified Account" means an Account of Borrower generated in the ordinary course of Borrower's business from the sale of goods or rendition of medical services which Lender, in its sole credit judgment, deems to be a Qualified Account. Without limiting the generality of the foregoing, no Account shall be a Qualified Account if: (a) the Account or any portion thereof is payable by an individual beneficiary, recipient or subscriber individually and not directly to Borrower by a Medicaid/Medicare Account Debtor or commercial medical insurance carrier acceptable to Lender in its sole discretion; (b) the Account remains unpaid more than one hundred fifty (150) days past the claim or invoice date; (c) the Account is subject to any defense, set-off, counterclaim, deduction, discount, credit, chargeback, freight claim, allowance, or adjustment of any kind; (d) any part of any goods the sale of which has given rise to the Account has been returned, rejected, lost, or damaged; (e) if the Account arises from the sale of goods by Borrower, such sale was not an absolute sale or on consignment or on approval or on a sale-or-return basis or subject to any other repurchase or return agreement, or such goods have not been shipped to the Account Debtor or its designee; (f) if the Account arises from the performance of services, such services have not been actually been performed or were undertaken in violation of any law; (g) the Account is subject to a lien other than a Permitted Lien; (h) the Borrower knows or should have known of the bankruptcy, receivership, reorganization, or insolvency of the Account Debtor; (i) the Account is evidenced by chattel paper or an instrument of any kind, or has been reduced to judgment; (j) the Account is an Account of an Account Debtor having its principal place of business or executive office outside the United States; (k) the Account Debtor is an Affiliate or Subsidiary of Borrower; (l) more than ten percent (10%) of the aggregate balance of all Accounts owing from the Account Debtor obligated on the Account are outstanding more than one hundred eighty (180) days past their invoice date; (m) fifty percent (50%) or more of the Accounts from the Account Debtor are not deemed Qualified Accounts hereunder; (n) the total unpaid Accounts of the Account Debtor, except for a Medicaid/Medicare Account Debtor, exceed twenty percent (20%) of the net amount of all Qualified Accounts; (o) any covenant, representation or warranty contained in the Loan Documents with respect to such Account has been breached; or (p) the Account fails to meet such other specifications and requirements which may from time to time be reasonably established by Lender.

      Section 1.43.     Reportable   Event.   "Reportable   Event"   means   a
"reportable event" as defined in Section 403 (b) of ERISA.

      Section 1.44. Revolving Credit Loan. "Revolving Credit Loan" has the meaning set forth in Section 2.1 (b).

      Section 1.45.     Term.  "Term" has the meaning set forth in Section 2.8.


                                   ARTICLE II

                                      LOAN

        Section 2.1. Terms.

      (a) The maximum aggregate principal amount of credit extended by Lender to Borrower hereunder (the "Loan") that will be outstanding at any time is Four Million and No/100 Dollars ($4,000,000.00) (the "Maximum Loan Amount").

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

      (d) Subject to the terms and conditions of this Agreement, advances under the Loan shall be made against a borrowing base equal to (i) eighty percent (80%) of Qualified Accounts that remain unpaid for fewer than one hundred twenty (120) days, and (ii) sixty percent (60%) of Qualified Accounts that remain unpaid for between one hundred twenty (120) and one hundred fifty
(150) days, in either case due and owing from any Medicaid/Medicare, Insurer or other Account Debtor, including, without limitation, Accounts payable pursuant to Cost Report Settlement Accounts or in the form of management fees (the "Borrowing Base"). At the option of Borrower, a separate Borrowing Base may be prepared for each entity constituting Borrower.

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

      Section 2.3. Collections, Disbursements, Borrowing Availability, and Lockbox Account. Borrower shall maintain a lockbox account (the "Lockbox") as follows: PHC of Rhode Island, Inc. and PHC of Virginia, Inc. with LaSalle National Bank, and PHC of Michigan, Inc., PHC of Utah, Inc. and Pioneer Counseling of Virginia, Inc. with Bank One Arizona, N.A. (as applicable, the "Lockbox Bank"), subject to the provisions of this Agreement, and shall execute with the Lockbox Bank a Lockbox Agreement in the form attached to this Agreement as Exhibit B or such other form as the Lockbox Bank and Lender may require, and such other agreements related thereto as
Lender may require. Borrower shall ensure that all collections of Accounts are paid directly from Account Debtors into the Lockbox, and that all funds paid into the Lockbox are immediately transferred into a depository account maintained by Lender at Bank One Arizona, N.A., or First Bank, N.A., as determined by Lender in its sole discretion and communicated to Borrower (the "Concentration Account"). Lender shall apply, on a daily basis, all funds transferred into the Concentration Account pursuant to this Section 2.3 to reduce the outstanding indebtedness under the Loan with future Revolving Credit Loans, advances and other extensions of credit to be made by Lender under the conditions set forth in this Article II. To the extent that any collections of Accounts or proceeds of other Collateral are not sent directly to the Lockbox but are received by Borrower, such collections shall be held in trust for the benefit of Lender and immediately remitted, in the form received,  to the  Lockbox  Bank for  transfer  to the  Concentration  Account
immediately  upon  receipt  by  Borrower.   All  funds  transferred  from  the
Concentration Account for application to Borrowees indebtedness to Lender shall be applied to reduce the Loan balance, but for purposes of calculating interest, shall be subject to a five (5) Business Day clearance period. If as the result of collections of Accounts pursuant to the terms and conditions of this Section 2.3 a credit balance exists with respect to the Concentration Account, such credit balance shall not accrue interest in favor of Borrower, but shall be available to Borrower at any time or times for so long as no Event of Default exists.

      Section 2.4.      Fees.

      (a) At Closing, Borrower shall unconditionally pay to Lender a commitment fee (the "Commitment Fee") equal to Fifteen Thousand and No/100 Dollars ($15,000.00), which is one percent (1%) of the difference between (i) the Maximum Loan Amount set forth in this Agreement and (ii) the aggregate respective Maximum Loan Amounts under the PHCM Loan Agreement and the PHCU Loan Agreement.

      (b) For so long as the Loan is available to Borrower, Borrower unconditionally shall pay to Lender a monthly loan management fee (the "Loan Management Fee") equal to twenty-seven and one-half one hundredths of one percent (0.275%) of the average amount of the outstanding principal balance of the Revolving Credit Loans during the preceding month. The Loan Management Fee shall be payable monthly in arrears on the final day of each successive calendar month.

      (c) Borrower shall pay to Lender all out-of-pocket audit and appropriate fees in connection with audits and appraisals of Borrower's books and records and such other matters as Lender shall deem appropriate, which shall be due and payable on the first Business Day of the month following the date of issuance by Lender of a request for payment thereof to Borrower. Notwithstanding anything herein to the contrary, Lender acknowledges and agrees that, absent the occurrence of an Event of Default hereunder, Borrower's maximum obligation for the payment of out-of-pocket audit and appraisal fees in any calendar year shall be Seven Thousand Five Hundred and No/100 Dollars ($7,500.00) for each entity constituting Borrower. Following the occurrence of an Event of Default, such limitation shall not be applicable.

      (d) Borrower shall pay to Lender, on demand, any and all fees, costs or expenses which Lender or any participant pays to a bank or other similar institution (including, without limitation, any fees paid by Lender to any participant) arising out of or in connection with (i) the forwarding to Borrower or any other Person on behalf of Borrower, by Lender, of proceeds of Revolving Credit Loans made by Lender to Borrower pursuant to this
Agreement, and (ii) the depositing for collection, by Lender or any participant, of any check or item of payment received or delivered to Lender or any participant on account of Obligations.

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

      Section 2.6. Use of Proceeds. Except as otherwise expressly permitted under this Agreement, the proceeds of Lender's advances under the Loan shall be used solely for working capital and for other costs and expenses of Borrower arising in the ordinary course of Borrower's business.

      Section 2.7. Interest Rate Limitation. The parties intend to conform strictly to the applicable usury laws in effect from time to time during the term of the Loan. Accordingly, if any transaction contemplated hereby would be usurious under such laws, then notwithstanding any other provision hereof. (a) the aggregate of all interest that is contracted for, charged, or received under this Agreement or under any other Loan Document shall not exceed the maximum amount of interest allowed by applicable law (the "Highest Lawful Rate"), and any excess shall be promptly credited to Borrower by Lender (or, to the extent that such consideration shall have been paid, such excess shall be promptly refunded to Borrower by Lender); (b) neither Borrower nor any other Person now or hereafter liable hereunder shall be obligated to pay the amount of such interest to the extent that it is in excess of the Highest Lawful Rate; and (c) the effective rate of interest shall be reduced to the Highest Lawful Rate. All sums paid, or agreed to be paid, to Lender for the use, forbearance, and detention of the debt of Borrower to Lender shall, to the extent permitted by applicable law, be allocated throughout the full term of the Note until payment is made in full so that the actual rate of interest does not exceed the Highest Lawful Rate in effect at any particular time during the full term thereof. If at any time the rate of interest under the Note exceeds the Highest Lawful Rate, the rate of interest to accrue pursuant to this Agreement shall be limited, notwithstanding anything to the contrary herein, to the Highest Lawful Rate, but any subsequent reductions in the Base Rate shall not reduce the interest to accrue pursuant to this Agreement below the Highest Lawful Rate until the total amount of interest accrued equals the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect. If the total amount of interest paid or accrued pursuant to this Agreement under the foregoing provisions is less than the total amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had been in effect, then Borrower agrees to pay to Lender an amount equal to the difference between
(a) the lesser of (i) the amount of interest that would have accrued if the Highest Lawful Rate had at all times been in effect, or (ii) the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect, and (b) the amount of interest accrued in accordance with the other provisions of this Agreement.

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

      (c) Upon at least thirty (30) days prior written notice to Lender, Borrower may terminate this Agreement effective as of the day of the second or any subsequent annual anniversary of the Closing Date without incurring the liquidated damages described below. In addition, upon at least thirty
(30) days prior written notice to Lender, Borrower may terminate this Agreement prior to the second or any subsequent annual anniversary of the Closing Date, provided that, at the effective date of such termination prior to the second anniversary, Borrower shall pay to Lender (in addition to the then outstanding principal, accrued interest and other Obligations owing under the terms of this Agreement and any other Loan Documents) as liquidated damages for the loss of bargain and not as a penalty, an amount equal to two percent (2%) of the Maximum Loan Amount.

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

      Section 2.9. Joint and Several Liability; Binding Obligations. Each entity comprising Borrower and executing this Agreement on behalf of Borrower shall be jointly and severally liable for all of the Obligations. In addition, each entity comprising Borrower hereby acknowledges and agrees that all of the representations, warranties, covenants, obligations, conditions, agreements and other terms contained in this Agreement shall be applicable to and shall be binding upon each individual entity comprising Borrower, and shall be binding upon all such entities when taken together.

                                   ARTICLE III

                                   COLLATERAL

     Section 3.1. Generally. As security for the payment of all liabilities of Borrower to Lender, including without limitation: (i) indebtedness evidenced under the Note, repayment of Revolving Credit Loans, advances and other extensions of credit, all fees and charges owing by Borrower, and all other liabilities and obligations of every kind or nature whatsoever of Borrower to Lender, whether now existing or hereafter incurred, joint or several, matured or unmatured, direct or indirect, primary or secondary, related or unrelated, due or to become due, including but not limited to any extensions, modifications, substitutions, increases and renewals thereof,
(ii) the payment of all amounts advanced by Lender to preserve, protect, defend, and enforce its rights hereunder and in the following property in accordance with the terms of this Agreement, and (iii) the payment of all expenses incurred by Lender in connection therewith (collectively, the "Obligations"), Borrower hereby assigns and grants to Lender a continuing first priority lien on and security interest in, upon, and to the following property (the "Collateral"):

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

      (c) All of Borrower's now or hereafter acquired deposit accounts into which Accounts are deposited, including the Lockbox Account;

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

      Section 3.2. Lien Documents. At Closing and thereafter as Lender deems necessary in its sole discretion, Borrower shall execute and deliver to Lender, or have executed and delivered (all in form and substance satisfactory to Lender in its sole discretion):

      (a) UCC-1 Financing statements pursuant to the Uniform Commercial Code in effect in the jurisdiction(s) in which Borrower operates, which Lender may file in any jurisdiction where any Collateral is or may be located and in any other jurisdiction that Lender deems appropriate; provided that a carbon, photographic, or other reproduction or other copy of this Agreement or of a financing statement is sufficient as and may be filed in lieu of a financing statement; and

      (b) Any other agreements, documents, instruments, and writings deemed necessary by Lender or as Lender may otherwise request from time to time in its sole discretion to evidence, perfect, or protect Lender's lien and security interest in the Collateral required hereunder.

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


                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

      Each entity constituting Borrower represents and warrants to Lender, and shall be deemed to represent and warrant on each day on which any Obligations shall be outstanding hereunder, that:

      Section 4.1. Subsidiaries. Except as set forth in Schedule 4.1. Borrower has no subsidiaries.

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

      Section 4.4. Binding Agreement. This Agreement and all other Loan Documents constitute, and the Note, when issued and delivered pursuant hereto for value received, will constitute, the valid and legally binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms.

      Section 4.5. Litigation. Except as disclosed in Schedule 4.5, there are no actions, suits, proceedings or investigations pending or, to the best of the Borrowers' knowledge, threatened against Borrower before any court or arbitrator or before or by any Governmental Authority which, in any one case or in the aggregate, if determined adversely to the interests of the Borrower, could have a material adverse effect on the business, properties, condition (financial or otherwise) or operations, present or prospective, of Borrower, or upon its ability to perform its obligations under the Loan Documents. Borrower is not in default with respect to any order of any court, arbitrator, or Governmental Authority applicable to Borrower or its properties.

      Section 4.6. No Conflict. The execution and delivery by Borrower of this Agreement and the other Loan Documents do not, and the performance of its obligations thereunder will not, violate, conflict with, constitute a default under, or result in the creation of a lien or encumbrance upon the property of Borrower under: (a) any provision of Borrower's articles of incorporation or its bylaws, (b) any provision of any law, rule, or regulation applicable to Borrower, or (c) any of the following: (i) any indenture or other agreement or instrument to which Borrower is a party or by which Borrower or its property is bound; or (ii) any judgment, order or decree of any court, arbitration tribunal, or Governmental Authority having jurisdiction over Borrower which is applicable to Borrower.

      Section 4.7. Financial Condition. The audited financial statements of PHC, Inc. and its subsidiaries (including each entity comprising the Borrower) (collectively, the "Consolidated Company") as of June 30, 1997,
certified by Richard A. Eisner & Co., LLP, and the unaudited financial statements of the Consolidated Company as of December 31, 1997, certified by the chief financial officer of the Consolidated Company, which have been delivered to Lender, fairly present the financial condition of the Consolidated Company and the results of its operations and changes in financial condition as of the dates and for the periods referred to, and have been prepared in accordance with GAAP. There are no material unrealized or anticipated liabilities, direct or indirect, fixed or contingent, of the Consolidated Company as of the dates of such financial statements which are not reflected therein or in the notes thereto. There has been no adverse change in the business, properties, condition (financial or otherwise) or operations (present or prospective) of any of the entities comprising Borrower since December 31, 1997. The Consolidated Company's fiscal year ends on June 30. The federal tax identification number of each entity constituting Borrower is listed on Schedule 4.7.

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

      Section 4.13. Compliance with Law. Except as described in Schedule 4.13, Borrower is not in material violation of any statute, rule or regulation of any Governmental Authority (including, without limitation, any statute, rule or regulation relating to employment practices or to environmental, occupational and health standards and controls). Borrower has obtained all licenses, permits, franchises, and other Governmental authorizations necessary for the ownership of its properties and the conduct of its business. Borrower is current with all reports and documents required to be filed with any state or federal securities commission or similar. Governmental Authority and is in full compliance with all applicable rules and regulations of such commissions.

      Section 4.14. Environmental Matters. No use, exposure, release, generation, manufacture, storage, treatment, transportation or disposal of Hazardous Material has occurred or is occurring on or from any real property on which the Collateral is located or which is owned, leased or otherwise occupied by Borrower (the "Premises"), or off the Premises as a result of any action of Borrower, except as described in Schedule 4,14. All Hazardous Material used, treated, stored, transported to or from, generated or handled on the Premises, or off the Premises by Borrower, has been disposed of on or off the Premises by or on behalf of Borrower in a lawful manner. There are no underground storage tanks present on or under the Premises owned or leased by Borrower. No other environmental, public health or safety hazards exist with respect to the Premises.

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

      Section 4.21. Names. Within five years prior to the date hereof, Borrower has not conducted business under or used any other name (whether corporate or assumed) other than as shown on Schedule 4.21. Borrower is the sole owner of all names listed on that Schedule and any and all business done and invoices issued in such names are Borrower's sales, business, and invoices. Each trade name of Borrower represents a division or trading style of Borrower and not a separate corporate subsidiary or independent Affiliate.

      Section 4.22. Joint Ventures. Borrower is not engaged in any joint venture or partnership with any other Person, except as set forth on
Schedule 4.22.

      Section 4.23. Accounts. Lender may rely, in determining which Accounts are Qualified Accounts, on all statements and representations made by Borrower with respect to any Account or Accounts. Unless otherwise indicated in writing to Lender, with respect to each Account:

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

      (h) Lender shall have received a written opinion of counsel for Borrower, dated the date hereof, in the form of Exhibit D.

      (i) Lender shall have received such financial statements, reports, certifications, and other operational information required to be delivered hereunder, including without limitation an initial borrowing base certificate calculating the Borrowing Base.

      0) Lender shall have received the portion of the Commitment Fee payable at Closing in accordance with Section 2.4(a) of this Agreement.

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

      Section 5.2. Conditions Precedent to Advances. Notwithstanding any other provision of this Agreement, no Loan proceeds, Revolving Credit Loans, advances or other extensions of credit under the Loan shall be disbursed hereunder unless the following conditions have been satisfied or waived immediately prior to such disbursement:

      (a) The representations and warranties on the part of Borrower contained in Article IV of this Agreement shall be true and correct in all respects at and as of the date of disbursement or advance, as though made on and as of such date (except to the extent that such representations and warranties expressly relate solely to an earlier date and except that the references in Section 4.7 to financial statements shall be deemed to be a reference to the then most recent annual and interim financial statements of Borrower furnished to Lender pursuant to Section 6.1 hereof).

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


                                   ARTICLE VI

                              AFFIRMATIVE COVENANTS


      Each entity constituting Borrower covenants and agrees that for so long as Borrower may borrow hereunder and until payment in full of the Note and performance of all other obligations of Borrower under the Loan Documents:

      Section 6.1. Financial Statements and Collateral Reports. Borrower will furnish to Lender (a) a sales and collections report and accounts receivable aging schedule on a form acceptable to Lender within fifteen (15) days after the end of each calendar month, which shall include, but not be limited to, a report of sales, credits issued, and collections received; (b) payable aging schedules within fifteen (15) days after the end of each calendar month; (c) internally prepared monthly financial statements for Borrower, certified by Borrower's chief financial officer to be in accordance with GAAP to the best of his or her knowledge, within forty-five
(45) days of the end of each calendar month (provided, however, that Borrower reserves the right to make reasonable accounting adjustments to such monthly financial statements within a reasonable period of time following the delivery thereof to Lender); (d) internally prepared quarterly financial statements for the Consolidated Company (accompanied by detailed financial information pertaining to Borrower), to be furnished to Lender simultaneously with the filing by the Consolidated Company with the U.S. Securities and Exchange Commission of quarterly financial statements on Form 10-Q; (e) to the extent prepared by Borrower, annual projections, profit and loss statements, balance sheets, and cash flow reports (prepared on a monthly basis) for the succeeding fiscal year within thirty (30) days before the end of each of Borrower's fiscal years; (f) annual audited financial statements for the Consolidated Company (as such term is defined in Section 4.7) prepared by Richard A. Eisner & Co., LLP or a firm of independent public accountants reasonably satisfactory to Lender, to be furnished to Lender simultaneous with the filing by the Consolidated Company with the U.S. Securities and Exchange Commission of annual financial statements on Form 10-K; (g) promptly upon receipt thereof, copies of any reports submitted to Borrower by independent accountants in connection with any interim audit of the books of Borrower and copies of each management control letter provided to Borrower by independent accountants; (h) as soon as available, copies of all financial statements and notices provided by Borrower to all of its stockholders; and (i) such additional information, reports or statements as Lender may from time to time request. Annual financial statements shall set forth in comparative form figures for the corresponding periods in the prior fiscal year. All financial statements shall include a balance sheet and statement of earnings and shall be prepared in accordance with GAAP.

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

      Section 6.4. Legally. The making of the Loan and each disbursement or advance under the Loan shall not be subject to any penalty or special tax, shall not be prohibited by any governmental order or regulation applicable to Borrower, and shall not violate any rule or regulation of any Governmental Authority, and necessary consents, approvals and authorizations of any Governmental Authority to or of any such disbursement or advance shall have been obtained.

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

      Section 6.6. Taxes and Charges. Borrower will timely file all tax reports and pay and discharge all taxes, assessments and governmental charges or levies imposed upon Borrower, or its income or profits or upon its properties or any part thereof, before the same shall be in default and prior to the date on which penalties attach thereto, as well as all lawful claims for labor, material, supplies or otherwise which, if unpaid, might become a lien or charge upon the properties or any part thereof of Borrower; provided however, that the Borrower shall not be required to pay and discharge or cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith and by appropriate proceedings by Borrower, and the Borrower shall have set aside on their books adequate reserve therefor; and provided however, that such deferment of payment is permissible only so long as Borrower's title to, and its right to use, the Collateral is not adversely affected thereby and Lender's lien and priority on the Collateral are not adversely affected, altered or impaired thereby.

      Section 6.7. Insurance. Borrower will carry adequate public liability and professional liability insurance with responsible companies satisfactory to Lender in such amounts and against such risks as is customarily maintained by similar businesses and by owners of similar property in the same general area.

      Section 6.8. General Information. Borrower will furnish to Lender such information as Lender may, from time to time, request with respect to the business or financial affairs of Borrower, and, upon reasonable prior notice, permit any officer, employee or agent of Lender to visit and inspect Borrower's corporate headquarters or any of Borrower's facilities at which Accounts are generated, to meet with appropriate personnel and to examine the minute books, books of account and other records, including management letters prepared by Borrower's auditors, of Borrower, and make copies thereof or extracts therefrom, and to discuss its and their business affairs, finances and accounts with, and be advised as to the same by, the accountants and officers of Borrower, all at such reasonable times and as often as Lender may require.

      Section 6.9. Maintenance of Property. Borrower will maintain, keep and preserve all of its properties in good repair, working order and condition and from time to time make all needful and proper repairs, renewals, replacements, betterments and improvements thereto, so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

      Section 6.10.     Notification   of  Events  of  Default  and  Adverse
Developments.  Borrower  promptly will notify Lender upon the  occurrence  of:
(i) any Event of Default; (ii) any event which, with the giving of notice or lapse of time, or both, could constitute an Event of Default; (iii) any event, development or circumstance whereby the financial statements previously furnished to Lender fail in any material respect to present fairly, in accordance with GAAP, the financial condition and operational results of Borrower; (iv) any judicial, administrative or arbitration proceeding pending against Borrower, and any judicial or administrative proceeding known by Borrower to be threatened against it which, if adversely decided, could adversely affect its condition (financial or otherwise) or operations (present or prospective) or which may expose Borrower to uninsured liability of $25,000.00 or more; (v) any default claimed by any other creditor for Borrowed Money of Borrower other than Lender; and (vi) any other development in the business or affairs of Borrower which may be adverse; in each case describing the nature thereof and (in the case of notification under clauses (i) and (ii)) the action Borrower proposes to take with respect thereto.

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

      Section 6.15. Places of Business. Borrower shall give thirty (30) days' prior written notice to Lender of any change in the location of any of its places of business, of the places where its records concerning its Accounts are kept, of the places where the Collateral is kept, or of the establishment of any new, or the discontinuance of any existing, places of business.

      Section 6.16. Business Conducted. Borrower shall continue in the business presently conducted by it using its best efforts to maintain its customers and goodwill. Borrower shall not engage, directly or indirectly, in any line of business substantially different from the business conducted by it immediately prior to the Closing Date, or engage in business or lines of business which are not reasonably related thereto.

      Section 6.17. Litigation and Other Proceedings. Borrower shall give prompt notice to Lender of any litigation, arbitration, or other proceeding before any Governmental Authority against or affecting Borrower if the amount claimed is more than $25,000.00

      Section 6.18. Bank Accounts. Borrower shall assign all of its depository accounts to Lender.

      Section 6.19. Submission of Collateral Documents. Borrower will, on demand of Lender, make available to Lender copies of shipping and delivery receipts evidencing the shipment of goods that gave rise to an Account, medical records, insurance verification forms, assignment of benefits. in-take forms or other proof of the satisfactory performance of services that gave rise to an Account, a copy of the claim or invoice for each Account and copies of any written contract or order from which the Account arose. Borrower shall promptly notify Lender if an Account becomes evidenced or secured by an instrument or chattel paper and upon request of Lender, will promptly deliver any such instrument or chattel paper to Lender.

      Section 6.20. Licensure, Medicaid/Medicare Cost Report. Borrower will maintain all certificates of need, provider numbers and licenses necessary to conduct its business as presently conducted, and take any steps required to comply with any such new or additional requirements that may be imposed on providers of medical products and services. If required, all Medicaid/Medicare costs reports will be properly filed.

      Section 6.21. Officer's Certificates. Together with the monthly financial statements delivered pursuant to clause (iii) of Section 6.1. and together with the audited annual financial statements delivered pursuant to clause (g) of that Section, Borrower shall deliver to Lender a certificate of its chief financial officer in form and substance satisfactory to Lender setting forth:

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

      Section 6.22. Visits and Inspections. Borrower agrees to permit representatives of Lender, from time to time, as often as may be reasonably requested upon at least twenty-four (24) hours' prior notice, but only during normal business hours, to visit and inspect the properties of Borrower, and to inspect, audit and make extracts from its books and records, and discuss with its President or Controller, or other persons designated by either of them, and its independent accountants, Borrower's business, assets, liabilities, financial condition, business prospects and results of operations.


                                   ARTICLE VII

                               NEGATIVE COVENANTS

      Each entity constituting Borrower covenants and agrees that so long as Borrower may borrow hereunder and until payment in full of the Note and performance of all other obligations of the Borrower under the Loan documents:

        Section 7.1. Borrowing. Borrower will not create, incur, assume or suffer to exist any liability for Borrowed Money except: (a) indebtedness to Lender; (b) indebtedness of Borrower secured by mortgages, encumbrances or liens expressly permitted by Section 7.3 hereof, (c) accounts payable to trade creditors and current operating expenses (other than for borrowed money) which are not aged more than one hundred twenty (120) days from the billing date or more than thirty (30) days from the due date, in each case incurred in the ordinary course of business and paid within such time period, unless the same are being contested in good faith and by appropriate and lawful proceedings, and Borrower shall have set aside such reserves, if any, with respect thereto as are required by GAAP and deemed adequate by Borrower and its independent accountants; (d) borrowings incurred in the ordinary course of its business and not exceeding $50,000.00 in the aggregate outstanding at any one time; or (e) indebtedness incurred to finance the acquisition of fee simple ownership of the facility identified in Schedule 4,15, with such indebtedness to be secured solely by a mortgage on such facility. Borrower will not make prepayments on any existing or future indebtedness for Borrowed Money to any Person (other than Lender, to the extent permitted by this Agreement or any subsequent agreement between Borrower and Lender).

        Section 7.2. Joint Ventures. Borrower will not invest directly or indirectly in any joint venture for any purpose without the prior written notice to, and the express written consent of, Lender, which consent may be withheld in Lender's sole discretion.

        Section 73. Liens and Encumbrances. Borrower will not create, incur, assume or suffer to exist any mortgage, pledge, lien or other encumbrance of any kind (including the charge upon property purchased under a conditional sale or other title retention agreement) upon, or any security interest in, any of its Collateral, whether now owned or hereafter acquired, except for Permitted Liens.

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

        Section 7.12. Transactions with Affiliates. Borrower will not enter into any transaction, including without limitation the purchase, sale, or exchange of property, or the loaning or giving of funds to any Affiliate or subsidiary, except in the ordinary course of business and pursuant to the reasonable requirements of Borrower's business and upon terms substantially the same and no less favorable to Borrower as it would obtain in a comparable arm's length transaction with an Person not an Affiliate or subsidiary, and so long as the transaction is not otherwise prohibited hereunder. For purposes of the foregoing, Lender consents to the transactions described on Schedule 7.12.

      Section 7.13. Use of Lender's Name. Borrower will not use Lender's name (or the name of any of Lender's affiliates) in connection with any of its business operations. Borrower may disclose to third parties that Borrower has a borrowing relationship with Lender. Nothing herein contained is intended to permit or authorize Borrower to make any contract on behalf of Lender.

      Section 7.14. Change in Capital Structure. There shall occur no change in Borrower's capital structure as set forth in Schedule 4.17.

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

      0) If any outstanding stock of Borrower is sold or otherwise transferred by the Person owning such stock on the date hereof,

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

      (r) There shall occur a material adverse change in the financial condition or business prospects of Borrower, or if Lender in good faith deems itself insecure as a result of acts or events bearing upon the financial condition of Borrower or the repayment of the Note, which default shall have continued unremedied for a period of ten (10) days after written notice from Lender.

      (s) PHC, Inc. shall have breached any of its representations, warranties or covenants contained in the Unconditional Guaranty of Payment and Performance of even date with this Agreement, executed in favor of Lender.

      (t) An Event of Default shall have occurred under the Secured Term Note dated March 12, 1997 in the original principal amount of $1,100,000.00 (as such Secured Term Note has been or may be amended (by Allonge or otherwise), replaced or modified), executed by PHC of Michigan, Inc. in favor of Lender.

      (u) An Event of Default shall have occurred under the Secured Term Note dated December 9, 1997 in the original principal amount of $500,000.00 (as such Secured Term Note has been or may be amended (by Allonge or otherwise), replaced or modified), executed by PHC of Michigan, Inc. in favor of Lender.

      Section 8.2. Acceleration. Upon the occurrence of any of the foregoing Events of Default, the Note shall become and be immediately due and payable upon declaration to that effect delivered by Lender to Borrower; provided that, upon the happening of any event specified in Section 8.1.(g) hereof, the Note shall be immediately due and payable without declaration or other notice to Borrower.

      Section 8.3.      Remedies.

      (a) In addition to all other rights, options, and remedies granted to Lender under this Agreement, upon the occurrence of an Event of Default Lender may (i) terminate the Loan, whereupon all outstanding Obligations shall be immediately due and payable, (ii) exercise all other rights granted to it hereunder and all rights under the Uniform Commercial Code in effect in the applicable jurisdiction(s) and under any other applicable law, and (iii) exercise all rights and remedies under all Loan Documents now or hereafter in effect, including the following rights and remedies (which list is given by way of example and is not intended to be an exhaustive list of all such rights and remedies):

            (i) The right to take possession of, send notices regarding, and collect directly the Collateral, with or without judicial process, and to exercise all rights and remedies available to Lender with respect to the Collateral under the Uniform Commercial Code in effect in the jurisdiction(s) in which such Collateral is located;

            (ii) The right to (by its own means or with judicial assistance) enter any of Borrower's premises and take possession of the Collateral, or render it unusable, or dispose of the Collateral on such premises in compliance with subsection (b), without any liability for rent, storage, utilities, or other sums, and Borrower shall not resist or interfere with such action;

            (iii) The  right to require   Borrower  at  Borrower's  expense to
assemble all or any part of the Collateral and make it available to Lender T any place designated by Lender;

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

      Section 8.4. Nature of Remedies. Lender shall have the right to proceed against all or any portion of the Collateral to satisfy, in any order, (a) the liabilities and Obligations of Borrower to Lender, or (b) upon the occurrence of an Event of Default under the March Secured Note, the liabilities and obligations of Borrower to Lender thereunder, or (c) upon the occurrence of an Event of Default under the December Secured Note, the liabilities and obligations of PHC of Michigan, Inc. to Lender thereunder. All rights and remedies granted Lender hereunder and under any agreement referred to herein, or otherwise available at law or in equity, shall be deemed concurrent and cumulative, and not alternative remedies, and Lender may proceed with any number of remedies at the same time until the Loan, and all other existing and future liabilities and obligations of Borrower and PHC Utah to Lender, are satisfied in full. The exercise of any one right or remedy shall not be deemed a waiver or release of any other right or remedy, and Lender, upon the occurrence of an Event of Default, may proceed against Borrower, and/or the Collateral, at any time, under any agreement, with any available remedy and in any order."

                                   ARTICLE IX

                                  MISCELLANEOUS

      Section 9.1.      Expenses and Taxes.

      (a) Borrower agrees to pay, whether or not the Closing occurs, all out-of-pocket charges and expenses incurred by Lender (including without limitation the reasonable fees and expenses of Lender's counsel) in connection with the negotiation, preparation and execution of each of the Loan Documents; provided, however that with respect to the period through and including the Closing, Borrower shall in no event be required to pay more than the following amounts incurred by Lender: (i) Six Thousand and No/100 Dollars ($6,000.00) in legal fees plus (ii) out-of-pocket charges and expenses. Borrower also agrees to pay all out-of-pocket charges and expenses incurred by Lender (including the reasonable fees and expenses of Lender's counsel) in connection with the enforcement, protection or preservation of any right or claim of Lender and the collection of any amounts due under the Loan Documents.

      (b) Borrower shall pay all taxes (other than taxes based upon or measured by Lender's income or revenues or any personal property tax), if any, in connection with the issuance of the Note and the recording of the security documents therefor. The obligations of Borrower under this clause
(b) shall survive the payment of Borrowees indebtedness hereunder and the termination of this Agreement.

      Section 9.2. Entire Agreement: Amendments. This Agreement and the other Loan Documents constitute the full and entire understanding and agreement among the parties with regard to their subject matter and supersede all prior written or oral agreements, understandings, representations and warranties made with respect thereto. No amendment, supplement or modification of this Agreement nor any waiver of any provision thereof shall be made except in writing executed by the party against whom enforcement is sought.

      Section 9.3. No Waiver, Cumulative Rights. No waiver by any party hereto of any one or more defaults by the other party in the performance of any of the provisions of this Agreement shall operate or be construed as a waiver of any future default or defaults, whether of a like or different nature. No failure or delay on the part of any party in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to any party hereto at law, in equity or otherwise.

      Section 9.4. Notices. Any notice or other communication required or permitted hereunder shall be in writing and personally delivered, mailed by registered or certified mail (return receipt requested and postage prepaid), sent by telecopier (with a confirming copy sent by regular mail), or sent by prepaid overnight courier service, and addressed to the relevant party at its address set forth below, or at such other address as such party may, by written notice, designate as its address for purposes of notice hereunder:

      (a)   If to Lender, at:

            HCFP Funding, Inc.
            2 Wisconsin Circle, Fourth Floor
            Chevy Chase, MD 20814
            Attn:   Ethan Leder, President
            Telephone:  (301) 961-1640
            Telecopier:  (301) 664-9860

      (b)   If to Borrower, at:

            200 Lake Street, Suite 102
            Peabody, MA 01960
            Attn:      Ms. Paula Wurts, Chief Financial Officer
            Telephone:  (978) 536-2777
            Telecopier:  (978) 536-2677

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

      Section 9.5. Severability. If any term, covenant or condition of this Agreement, or the application of such term, covenant or condition to any party or circumstance shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Agreement and the application of such term, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the parties hereto shall amend this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner.

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

      Section 9.12. Commissions. The transaction contemplated by this Agreement was brought about by Lender and Borrower acting as principals and without any brokers, agents, or finders being the effective procuring cause. Borrower represents that it has not committed Lender to the payment of any brokerage fee, commission, or charge in connection with this transaction. If any such claim is made on Lender by any broker, finder, or agent or other person, Borrower will indemnify, defend, and hold Lender harmless from and against the claim and will defend any action to recover on that claim, at Borrowees cost and expense, including Lender's counsel fees. Borrower further agrees that until any such claim or demand is adjudicated in Lender's favor, the amount demanded will be deemed a liability of Borrower under this Agreement, secured by the Collateral.

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

      Section 9.16. Indemnity. Borrower hereby agrees to indemnify and hold harmless Lender, its partners, officers, agents and employees (collectively, "Indemnitee") from and against any liability, loss, cost, expense, claim, damage, suit, action or proceeding ever suffered or incurred by Lender (including reasonable attorneys' fees and expenses) arising from Borrower's failure to observe, perform or discharge any of its covenants, obligations, agreements or duties hereunder, or from the breach of any of the representations or warranties contained in Article IV hereof. In addition, Borrower shall defend Indemnitee against and save it harmless from all claims of any Person with respect to the Collateral. Notwithstanding any contrary provision in this Agreement, the obligation of Borrower under this Section
9.16 shall survive the payment in full of the Obligations and the termination of this Agreement.

      Section 9.17. Choice of Law: Consent to Jurisdiction. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE
WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS AGREEMENT OR THE NOTE IS COMMENCED BY LENDER IN THE STATE OF MARYLAND OR FEDERAL COURT LOCATED IN THE STATE OF MARYLAND, BORROWER HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO THE BORROWER AT ITS ADDRESS DESCRIBED IN SECTION 9.4 HEREOF.

      Section 9.18. Waiver of Trial by Jury. BORROWER HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY BORROWER, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS AGREEMENT TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF BORROWER'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, BORROWER HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO BORROWER THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.


H:\WP\LEGAL\CLIENTS\PHCINC\LNSECAGT.WPD




     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first written above.

     ATTEST:                          HCFP FUNDING, INC.
                                      a Delaware corporation


     By:  _________________________   By:  ________________[SEAL]
     Name:                            Name:
     Title:                           Title:

     ATTEST:                          PHC OF MICHIGAN, INC.
                                      a Massachusetts corporation


     By:  /s/ Paula C. Wurts          By:  /s/ Bruce A. Shear  [SEAL]
     Name:    Paula C. Wurts          Name:    Bruce A. Shear
     Title:   CFO                     Title:   President


     ATTEST:                          PHC OF UTAH, INC.
                                      a Massachusetts corporation


     By:  /s/ Paula C. Wurts          By:  /s/ Bruce A. Shear  [SEAL]
     Name:    Paula C. Wurts          Name:    Bruce A. Shear
     Title:   CFO                     Title:   President


     ATTEST:                          PHC OF VIRGINIA, INC.
                                      a Massachusetts corporation


    By:  /s/ Paula C. Wurts           By:  /s/ Bruce A. Shear  [SEAL]
    Name:    Paula C. Wurts           Name:    Bruce A. Shear
    Title:   CFO                      Title:   President


                       (SIGNATURES CONTINUED ON NEXT PAGE)

H:\WP\LEGAL\CLIENTS\PHCINC\LNSECAGT.WPD

    ATTEST:                           PHC OF RHODE ISLAND, INC.
                                      a Massachusetts corporation



    By:  /s/ Paula C. Wurts           By:  /s/ Bruce A. Shear  [SEAL]
    Name:    Paula C. Wurts           Name:    Bruce A. Shear
    Title:   CFO                      Title:   President


    ATTEST:                           PIONEER COUNSELING OF VIRGINIA, INC.
                                      a Massachusetts corporation



    By:  /s/ Paula C. Wurts           By:  /s/ Bruce A. Shear  [SEAL]
    Name:    Paula C. Wurts           Name:    Bruce A. Shear
    Title:   CFO                      Title:   President






H:\WP\LEGAL\CLfENTS\PHCINC\LNSECAGT.WPD

                                LIST OF EXHIBITS

               Exhibit A - Form of Revolving Credit Note
               Exhibit B - Form of Lockbox Agreement
               Exhibit C - Form of Concentration Account Agreement Exhibit D - Locations of Collateral
               Exhibit E - Form of Legal Opinion



H:\WP\LEGAL\CLfENTS\PHCINC\LNSECAGT.WPD

                            LIST OF SCHEDULES

              Schedule 1.36   - Permitted Liens
              Schedule 4.1    - Subsidiaries
              Schedule 4.5    - Litigation
              Schedule 4.7    - Tax Identification Numbers
              Schedule 4.10   - Taxes
              Schedule 4.13   - Non-Compliance with Law
              Schedule 4.14   - Environmental Matters
              Schedule 4.15   - Places of Business
              Schedule 4.16   - Licenses
              Schedule 4.17   - Stock Ownership
              Schedule 4.19   - Borrowings and Guarantees
              Schedule 4.21   - Trade Names
              Schedule 4.22   - Joint Ventures
              Schedule 7.12   - Transactions with Affiliates


H:\WP\LEGAL\CLfENTS\PHCINC\LNSECAGT.WPD

                             CERTIFICATE OF VALIDITY

                                                  February _____, 1998
TO:   HCFP Funding, Inc.
      Wisconsin Circle
      Suite 320
      Chevy Chase, Maryland 20815


      The undersigned is an officer and/or member and/or party interested in PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. collectively, "Borrower"). Please refer to that certain Loan and Security Agreement between you and Borrower of even date with this Certificate (the
"Agreement"). Capitalized terms used but not defined in this Certificate shall have the meanings ascribed to them in the Agreement.

      To induce you to enter into the Agreement with Borrower, the undersigned, in his or her individual capacity, hereby warrants, covenants, certifies and guarantees to you, and will be deemed to further warrant, covenant, certify and guarantee as of the date of each borrowing by Borrower under the Agreement, as follows with respect to the Qualified Accounts that will be financed by you under the Agreement:

      1. Each such Qualified Account included in the Borrowing Base will be genuine and in all respects what it purports to be, and will represent a bona fide obligation of Borrower's Patients or other Persons arising out of the delivery of Medical Services.

      2. Borrower will not finance any Qualified Accounts with you as to which there are any offsets, contra-accounts or counterclaims of any nature whatsoever, and Borrower will comply fully with the lockbox procedures and requirements set forth in the Agreement (including, without limitation, Section 2.3 of the Agreement) and will otherwise do nothing to impede or interfere with the normal collection and payment of the Qualified Accounts financed by you

      3. Each Qualified Account will arise out of a completed, bona fide sale and delivery of goods or rendition of services by Borrower in the ordinary course of its business and in accordance with the terms and conditions of all purchase orders, contracts, certifications, participations, certificates of need, or other documents relating to and forming a part of the contract between Borrower and the account debtor.

      4. Each Qualified Account will be for a liquidated amount maturing as stated in a duplicate claim or invoice covering such sale or rendition of services, a copy of which has been furnished or shall be available to Lender.

HCFP Funding, Inc.
February _, 1998
Page 2

      5. No Qualified Account will, by voluntary act or omission of Borrower, be subject to any offset, lien, deduction, defense, dispute, counterclaim or any other adverse condition, and each Qualified Account will be absolutely owing to Borrower and will not be contingent in any respect or for any reason.

      6. Each Qualified Account shall have been billed and forwarded to the Account Debtor for payment in accordance with applicable laws and in compliance and conformity with any and requisite procedures, requirements and regulations governing payment by such Account Debtor with respect to the Qualified Account, and the Qualified Account if due from a Medicaid/Medicare Account Debtor shall be properly payable directly to Borrower.

      7. Borrower shall have obtained and currently has all certificates of need, Medicaid and Medicare provider numbers, licenses, permits and authorizations as necessary in the generation of such Qualified Accounts.

      8. If a Qualified Account is owed by an Insurer, the insurance claim related to the Qualified Account shall have been verified by a process approved by the Lender and shall have been forwarded to the Insurer for payment.

      9.    As of the date of this Certificate, Borrower is solvent.

      10. As of the date of this Certificate, the Qualified Accounts are free and clear of liens, security interests or claims of any nature whatsoever, other than any lien or security interest to you or to your affiliate, HCFP Funding II, Inc.

      The undersigned hereby further undertakes to save you free and harmless from any damage or loss that you may sustain as a result of any willful breach by any officer or director of Borrower of any of the foregoing warranties, covenants or guarantees or any fraud, deceit or criminal act on the part of any officer or director of Borrower in its dealings with you.

      Nothing contained in this Certificate shall be in any way impaired or affected by any change in or amendment of any of the Agreement or the documents ancillary to the Agreement, and this Certificate shall be binding upon the undersigned and his heirs, personal representatives, successors and assigns. The liability of the undersigned under the Certificate is direct and unconditional, and may be enforced without requiring you first to resort to any other right, remedy or security. It is not necessary for you to give the undersigned notice of any changes in any of the Agreement, the documents ancillary to the Agreement or your financial arrangements with Borrower, to all of which the undersigned now hereby consents.


WITNESS:

 /s/ Paula C. Wurts                          /s/  Bruce A. Shear
                                                  Bruce A. Shear




H:\WP\LEGAL\CLIENTS\PHCINC\LNCRVAL.WPD

2-14-98


                             February ____, 1998


PHC, Inc.
PHC of Michigan, Inc.
PHC of Utah, Inc.
200 Lake Street, Suite 102
Peabody, Massachusetts 01960
Attention:  Mr. Bruce Shear
            Ms. Paula Wurts

      Re: Loan and Security Agreement (the "New Loan Agreement") to be entered by and among HCFP Funding, Inc. ("Lender"), PHC of Michigan, Inc. and PHC of Utah, Inc. (collectively, "Old Borrowers"), and PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. (collectively, "New Borrowers")

Ladies and Gentlemen:

        Lender and Old Borrowers have agreed to enter into the New Loan Agreement whereby New Borrowers will be eligible for financing from Lender and the aggregate Maximum Loan Amount for both Old Borrowers and New Borrowers will be increased to Four Million and No/100 Dollars ($4,000,000.00). In connection with entering into the New Loan Agreement, Lender and Old Borrower agree as follows:

      1. The New Loan Agreement will serve to amend and restate the respective former Loan and Security Agreements with each Old Borrower (the "Old Loan Agreements").

      2. The New Loan Agreement will serve as the initial Loan and Security Agreement with each New Borrower.

      3.    Upon  the  closing  of  and  first  funding  under  the  New  Loan
Agreement, the Revolving Credit Notes executed by Old Borrowers pursuant to the Old Loan Agreements will be cancelled and replaced by the Revolving Credit Note executed pursuant to the New Loan Agreement.

      4. The Certificates of Validity executed by Bruce Shear pursuant to the Old Loan Agreement will be cancelled and replaced by the Certificate of Validity executed pursuant to the New Loan Agreement.

PHC, Inc.
PHC of Michigan, Inc.
PHC of Utah, Inc.
February _, 1998
Page 2

      5. The Unconditional Guaranty of Payment and Performance executed by PHC, Inc. in connection with the Old Loan Agreements will be cancelled and replaced by the Unconditional Guaranty of Payment and Performance executed pursuant to the New Loan Agreement.

      6. The Unconditional Guaranty of Payment and Performance executed by PHC, Inc. in connection with the Secured Term Note of December ____, 1997 made by PHC of Michigan, Inc. in favor of HCFP Funding II, Inc. will remain in full force and effect.

      7. The Mortgage currently securing the payment of the obligations of Old Borrowers under the Old Loan Agreements will be amended to include the obligations of both Old Borrowers and New Borrowers under the New Loan Agreement.

      If the foregoing correctly states the understanding of the parties, please sign below where indicated.

                                 Very truly yours,

                                 HCFP FUNDING, INC.


                                 By:  __________________________
                                     Name:
                                     Title:

THE FOREGOING CORRECTLY STATES THE UNDERSTANDING OF THE PARTIES AS OF THE DAY OF FEBRUARY _____, 1998.
PHC, INC.                           PHC OF MICHIGAN, INC.

By:  /s/  Bruce A. Shear            Name:  Bruce A. Shear
Title:    President                 Title:  President


                                    PHC OF UTAH, INC.

By:  /s/  Paula C. Wurts            Name:  Bruce A. Shear
Title:    CFO                       Title: President


  H:\WP\LEGAL\CLIENTS\PHCINC\Sideletter.wpd

                              REVOLVING CREDIT NOTE


$4,000,000.00
February _, 1998

      FOR VALUE RECEIVED, the undersigned, PHC OF MICHIGAN, INC., a Massachusetts corporation, PHC OF UTAH, INC., a Massachusetts corporation, PHC OF VIRGINIA, INC., a Massachusetts corporation, PHC OF RHODE ISLAND, INC., a Massachusetts corporation, and PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation, (collectively, "Borrower"), jointly and severally, promise to pay, in lawful money of the United States, to the order of HCFP FUNDING, INC., a Delaware corporation ("Lender"), the principal sum of Four Million and No/100 Dollars ($4,000,000.00), or so much thereof as shall be advanced or readvanced and shall remain unpaid under the Loan established pursuant to that certain Loan and Security Agreement of even date with this Note by and among the undersigned and Lender (the "Loan Agreement"), plus interest on the unpaid balance thereof, computed on a
360-day   basis,  at the  rate  per  annum  that  is  set  forth  in the  Loan
Agreement. All capitalized terms used, and not otherwise specifically defined, in this Revolving Credit Note ("Note") shall have the meanings ascribed to them in the Loan Agreement.

        This Note amends, restates and replaces in its entirety the Revolving Credit Note dated May 21, 1996 made by PHC of Utah, Inc. and the Revolving Credit Note dated February 3, 1997 made by PHC of Michigan, Inc.

        This Note shall evidence the undersigned's obligation to repay all sums advanced by Lender from time to time under and as part of the Loan. The actual amount due and owing from time to time under this Note shall be evidenced by Lender's records of receipts and disbursements with respect to the Loan, which shall be conclusive evidence of that amount, absent manifest error.

        Interest hereon shall be payable monthly, in arrears, on the first Business Day of each month hereafter (for the previous month). For purposes of this Note, a "Business Day" shall mean any day on which banks are open for business in Maryland, excluding Saturdays and Sundays.

        This Note shall  become due and  payable  upon the earlier to occur of
(i) the expiration of the Term, or (ii) any Event of Default under the Loan Agreement, or any other event under any other Loan Documents which would result in this Note becoming due and payable. At such time, the entire principal balance of this Note and all other fees, costs and expenses, if any, shall be due and payable in full. Lender shall then have the option at any time and from time to time to exercise all of the rights and remedies set forth in this Note and in the other Loan Documents, as well as all rights and remedies otherwise available to Lender at law or in equity, to collect the unpaid indebtedness under this Note and the other Loan Documents. This Note is secured by the Collateral, as defined in and described in the Loan Agreement.

        Whenever any principal and/or interest and/or fee under this Note shall not be paid when due, whether at the stated maturity or by acceleration, interest on such unpaid amounts shall thereafter be payable at a rate per annum equal to five percentage points above the stated rate of interest on this Note until such amounts shall be paid.

        The undersigned and Lender intend to conform strictly to the applicable usury laws in effect from time to time during the term of the Loan. Accordingly, if any transaction contemplated hereby would be usurious under such laws, then notwithstanding any other provision hereof: (a) the aggregate of all interest that is contracted for, charged, or received under this Note or under any other Loan Document shall not exceed the maximum amount of interest allowed by applicable law, and any excess shall be promptly credited to the undersigned by Lender (or, to the extent that such consideration shall have been paid, such excess shall be promptly refunded to the undersigned by Lender); (b) neither the undersigned nor any other Person (as defined in the Loan Agreement) now or hereafter liable hereunder shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum interest permitted by applicable law; and (c) the effective rate of interest shall be reduced to the Highest Lawful Rate (as defined in the Loan Agreement). All sums paid, or agreed to be paid, to Lender for the use, forbearance, and detention of the debt of Borrower to Lender shall, to the extent permitted by applicable law, be allocated throughout the full term of this Note until payment is made in full so that the actual rate of interest does not exceed the Highest Lawful Rate in effect at any particular time during the full term thereof. If at any time the rate of interest under the Note exceeds the Highest Lawful Rate, the rate of interest to accrue pursuant to this Note shall be limited, notwithstanding anything to the contrary herein, to the Highest Lawful Rate, but any subsequent reductions in the Base Rate shall not reduce the interest to accrue pursuant to this Note below the Highest Lawful Rate until the total amount of interest accrued equals the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect. If the total amount of interest paid or accrued pursuant to this Note under the foregoing provisions is less than the total amount of interest that would have accrued if a varying rate per annum equal to the interest rate under this Note had been in effect, then the undersigned agrees to pay to Lender an amount equal to the difference between
(a) the lesser of (i) the amount of interest that would have accrued if the Highest Lawful Rate had at all times been in effect, or (ii) the amount of interest that would have accrued if a varying rate per annum equal to the interest rate under the Note had at all times been in effect, and (b) the amount of interest accrued in accordance with the other provisions of this Note and the Loan Agreement.

      This Note is the "Note" referred to in the Loan Agreement, and is issued pursuant thereto. Reference is made to the Loan Agreement for a statement of the additional rights and obligations of the undersigned and Lender. In the event of any conflict between the terms hereof and the terms of the Loan Agreement, the terms of the Loan Agreement shall prevail. All of the terms, covenants, provisions, conditions, stipulations, promises and agreements contained in the Loan Documents to be kept, observed and/or performed by the undersigned are made a part of this Note and are incorporated herein by this reference to the same extent and with the same force and effect as if they were fully set forth herein, and the undersigned promises and agrees to keep, observe and perform them or cause them to be kept, observed and performed, strictly in accordance with the terms and provisions thereof

      Each party liable hereon in any capacity, whether as maker, endorser, surety, guarantor or otherwise, (i) waives presentment for payment, demand, protest and notice of presentment, notice of protest, notice of non-payment and notice of dishonor of this debt and each and every other notice of any kind respecting this Note and all lack of diligence or delays in collection or enforcement hereof, (ii) agrees that Lender and any subsequent holder of this Note, at any time or times, without notice to the undersigned or its consent, may grant extensions of time, without limit as to the number of the aggregate period of such extensions, for the payment of any principal, interest or other sums due hereunder, (iii) to the extent permitted by law, waives all exemptions under the laws of the State of Maryland and/or any state or territory of the United States, (iv) to the extent permitted by law, waives the benefit of any law or rule of law intended for its advantage or protection as an obligor hereunder or providing for its release or discharge from liability hereon, in whole or in part, on account of any facts or circumstances other than full and complete payment of all amounts due hereunder, and (v) agrees to pay, in addition to all other sums of money due, all cost of collection and attorney's fees, whether suit be brought or not, if this Note is not paid in full when due, whether at the stated maturity or by acceleration.

      No waiver by Lender or any subsequent holder of this Note of any one or more defaults by the undersigned in the performance of any of its obligations hereunder shall operate or be construed as a waiver of any future default or defaults, whether of a like or different nature. No failure or delay on the part of Lender in exercising any right, power or remedy under this Note (including, without limitation, the right to declare this Note due and payable) shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

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

      THIS NOTE IS TO BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MARYLAND WITHOUT RESPECT TO ANY OTHERWISE APPLICABLE CONFLICTS-OF-LAWS PRINCIPLES, BOTH AS TO INTERPRETATION AND PERFORMANCE, AND THE PARTIES EXPRESSLY CONSENT AND AGREE TO THE NON-EXCLUSIVE JURISDICTION OF THE COURTS OF THE STATE OF MARYLAND AND THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND, WAIVING ALL CLAIMS OR DEFENSES BASED ON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE, INCONVENIENT FORUM OR THE LIKE. BORROWER HEREBY CONSENTS TO SERVICE OF PROCESS BY MAILING A COPY OF THE SUMMONS TO BORROWER, BY CERTIFIED OR REGISTERED MAIL, POSTAGE PREPAID, TO BORROWER'S ADDRESS SET FORTH IN
SECTION 9.4 OF THE LOAN AGREEMENT. BORROWER FURTHER WAIVES ANY CLAIM FOR CONSEQUENTIAL DAMAGES IN RESPECT OF ANY ACTION TAKEN OR OMITTED TO BE TAKEN BY LENDER IN GOOD FAITH.

      THE UNDERSIGNED HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY THE UNDERSIGNED, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS NOTE TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF THE
UNDERSIGNED'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, THE UNDERSIGNED HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO ANY BORROWER THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

H:\WP\LEGAL\CLIENTS\PHCINC\LNNOTEJT.wpd





     IN WITNESS THEREOF, the undersigned have executed this Note as of the date fire above written.

                                          BORROWER:

            ATTEST:                       PHC OF MICHIGAN, INC.
                                          a Massachusetts corporation

            By:  /s/  Paula C. Wurts      By:  /s/  Bruce A. Shear      (SEAL]
            Name:     Paula C. Wurts      Name:     Bruce A. Shear
            Title:    CFO                 Title:   President

            ATTEST:                       PHC OF UTAH, INC.
                                          a Massachusetts corporation

            By:  /s/  Paula C. Wurts      By:  /s/  Bruce A. Shear      (SEAL]
            Name:     Paula C. Wurts      Name:     Bruce A. Shear
            Title:    CFO                 Title:    President


            ATTEST:                       PHC OF VIRGINIA, INC.
                                          a Massachusetts corporation

            By:  /s/  Paula C. Wurts      By:  /s/  Bruce A. Shear      (SEAL]
            Name:     Paula C. Wurts      Name:     Bruce A. Shear
            Title:    CFO                 Title:    President


            ATTEST:                       PHC OF RHODE ISLAND, INC.
                                          a Massachusetts corporation

            By:  /s/  Paula C. Wurts      By:  /s/  Bruce A. Shear      (SEAL]
            Name:     Paula C. Wurts      Name:     Bruce A. Shear
            Title:    CFO                 Title:    President


            ATTEST:                       PIONEER COUNSELING OF VIRGINIA, INC.
                                          a Massachusetts corporation


            By:  /s/  Paula C. Wurts      By:  /s/  Bruce A. Shear      (SEAL]
            Name:     Paula C. Wurts      Name:     Bruce A. Shear
            Title:    CFO                 Title:    President


H:\WP\LEGAL\CLIENTS\PHCINC\LNNOTEJT.wpd

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of February , 1998 and is made by PHC, INC., a Massachusetts corporation ("Guarantor"), in favor of HCFP FUNDING II, INC., a Delaware corporation (Lender).

                                    RECITALS

      A. Pursuant to a certain Loan and Security Agreement of even date with this Guaranty (as the agreement may from time to time be amended, modified or supplemented, the "Loan Agreement"), by and among PHC OF MICHIGAN, INC., a Massachusetts corporation, PHC OF UTAH, INC., a Massachusetts corporation, PHC OF VIRGINIA, INC., a Massachusetts corporation, PHC OF RHODE ISLAND, INC., a Massachusetts corporation, and PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation, (collectively, "Borrower'), and Lender, Lender has agreed to make available to Borrower a revolving line of credit in the maximum aggregate principal amount of Four Million and No/100 Dollars ($4,000.00), or so much thereof as shall be advanced or readvanced from time to time and remain unpaid (the "Loan"); and

      B. Lender is willing to make the Loan under the Loan Agreement but only upon the condition, among others, that Guarantor shall have executed and delivered to Lender this Guaranty.

      NOW, THEREFORE, in consideration of the premises and of the mutual covenants contained in this Guaranty and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

      1. All capitalized terms used but not defined in this Guaranty shall have the respective meanings given them in the Loan Agreement.

      2. To induce Lender to execute and deliver the Loan Agreement and to make the Loan upon the terms and conditions set forth in the Loan Agreement, and in consideration thereof. Guarantor hereby unconditionally and irrevocably guarantees to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of the Obligations, and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Loan Agreement.

      3. Guarantor hereby waives notice of the acceptance of this Guaranty and of the extending of credit as above specified and the state of indebtedness of Borrower at any time, and expressly agrees to any extensions, renewals, accelerations or modifications of such credit or any of the terms of such credit, and waives diligence, presentment, demand of payment, protest or notice, whether of non-payment, dishonor, protest or otherwise, of any document or documents and notice of any extension, renewal, modification or default and assent to the release, substitution or variation of any collateral that may at any time be held as security for any credit extended to Borrower, all without relieving Guarantor of any liability under this Guaranty. The obligations of Guarantor under this Guaranty shall be an unconditional obligation to make prompt payment and performance to Lender irrespective of the genuineness, validity, regularity or enforceability of any indebtedness or evidence of indebtedness of Borrower to Lender or of other circumstances that might otherwise under the laws of any jurisdiction constitute a legal or equitable discharge of a surety or a guarantor or a bar (in the nature of a moratorium or otherwise) to the enforcement of Lender's rights either (i) against Borrower on all or any part of its Obligations or
(ii) under this Guaranty.

      4. Notwithstanding any payment or payments made by Guarantor under this Guaranty or any setoff or application of :funds of Guarantor by Lender, Guarantor shall not be entitled to be subrogated to any of the rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment or performance of the Obligations, nor shall Guarantor seek any reimbursement from Borrower in respect of payments made by Guarantor under this Guaranty, until all amounts then owing and any other performance then due to Lender by Borrower for or on account of the Obligations are paid and satisfied in full. Upon such payment and satisfaction in full, Guarantor shall be subrogated to all rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment and performance of the Obligations.

      5. Any indebtedness of Borrower now or hereafter owed to or held by Guarantor is hereby subordinated to the indebtedness of Borrower to Lender; and such indebtedness of Borrower to Guarantor if Lender so requests shall be collected, enforced and received by Guarantor as trustee for Lender and be paid over to Lender on account of the indebtedness of Borrower to Lender but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Guaranty.

      6. This is intended to be and shall be construed as a continuing guarantee and shall remain in full force and effect and shall be binding in accordance with and to the extent of its terms upon Guarantor and Guarantor's heirs and assigns, and shall inure to the benefit of Lender, and its successors, endorsees, transferees and assigns.

      7. If all or any part of the Obligations of Borrower to Lender are not paid when due, Guarantor hereby guarantees that it will pay the same to Lender, upon demand, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature that are now or may hereafter be imposed, 2 levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against Borrower or any other guarantor or any security that Lender may have to obtain payment. The payment shall be made in immediately available funds to Lender's office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Ethan D. Leder, President, or at such other place as Lender may designate in writing.

      8. No failure to exercise and no delay in exercising, on the part of Lender, any right, power or privilege under this Guaranty shall operate as a waiver of the right, power or privilege, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise of the right, power or privilege, or the exercise of any other power or right. The rights and remedies provided in this Guaranty are cumulative and not exclusive of any rights or remedies provided by law.

      9. Notice or demand to the parties to this Guaranty shall be sufficiently given if in writing and personally delivered, or mailed by registered or certified first class mail, postage prepaid, return receipt requested, or sent by commercial courier against receipt, to the party intended and at the address or addresses specified in the preamble to this Guaranty. Any party may designate a change of address by notice in writing to the other parties, the notice to be effective ten (1 0) days after mailing or delivery as provided in this Section 9.

      10. Guarantor hereby represents, warrants, and covenants to Lender that:

            (a) It is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has the corporate power and authority to own its property, conduct its business as now being conducted and to make and perform this Guaranty and the transactions contemplated by this Guaranty, and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature and extent of the business conducted by it, or property owned by it, and applicable law require such qualification, except where the failure so to qualify would not have a material adverse effect on the business, operations or financial position of Guarantor.

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

            (c) Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon its financial condition or operations.

            (d) Guarantor is not in default under any provision of its certificate of incorporation or other incorporating documents, bylaws or stock provisions (or any amendment to such documents or provisions), any indenture relating to borrowed money, any agreement to which it is a party or by which it is bound, any other indenture, or any order, regulation, ruling or requirement of a court or public body or authority by which it is bound, which default would have a material adverse effect on the business, operations or financial position of Guarantor.

            (e)   No license,  consent or  approval  of, or filing  with,  any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable it to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

      11. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by Lender and Guarantor.

      12. The obligations of Guarantor under this Guaranty shall continue in full force and effect and shall remain in operation until all of the Obligations shall have been paid in full or otherwise fully satisfied, and continue to be effective or be reinstated, as the case may be, if at any time payment or other satisfaction of any of the Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of Borrower, or otherwise, as though such payment had not been made or other satisfaction occurred. No invalidity, irregularity or unenforceability by reason of applicable bankruptcy laws or any other similar law, or any law or order of any government or government agency purporting to reduce, amend or otherwise affect, the Obligations, shall impair, affect, be a defense to or claim against the obligations of Guarantor under this Guaranty.

      13. In addition to its guarantee of Borrower's payment of the Obligations and Borrower's performance of all covenants, obligations and agreements contained in the Loan Documents, Guarantor shall pay all actual costs and expenses (including reasonable attorney's fees) paid or incurred by Lender in connection with the enforcement of this Guaranty.

      14. Guarantor hereby agrees to execute any and all further documents, agreements, and instruments, and take all further actions, that Lender shall reasonably request to effectuate or further preserve, evidence, perfect or protect the rights purported to be created in favor of Lender under this Guaranty.

      15. Guarantor hereby assumes responsibility for keeping itself informed of the financial condition of Borrower, and any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Obligations, or any part of the Obligations, that diligent inquiry would reveal, and Guarantor hereby agrees that Lender shall have no duty to advise Guarantor of information known to Lender regarding such condition or any such circumstances. If Lender, in its sole discretion, undertakes at any time or from time to time to provide any such information to Guarantor, Lender shall be under no obligation (i) to undertake any investigation not a part of its regular business routine, (ii) to disclose any information that, pursuant to accepted or reasonable commercial finance practices, Lender wishes to maintain confidential, or (iii) to make any other or future disclosures of such information or any other information to Guarantor.

      16. This Guaranty may be executed in one or more counterpart copies, each of which shall be an original and all of which together shall constitute one and the same instrument, and it is not necessary that all parties' signatures appear on each counterpart.

      17. If any term, covenant or condition of this Guaranty, or the application of such term, covenant or condition to any party or circumstance, shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Guaranty and the application of such term, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon a determination that any such term is invalid, illegal or unenforceable, the parties to this Guaranty shall amend this Guaranty so as to effect the original intent of the parties as closely as possible in an acceptable manner.

      18. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE COURTS OF THE STATE OF MARYLAND OR IN THE U.S. DISTRICT COURT FOR THE DISTRICT OF MARYLAND, GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO GUARANTOR AT ITS ADDRESS SET FORTH IN THE PREAMBLE TO THIS GUARANTY.

      19. GUARANTOR HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY GUARANTOR, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS GUARANTY TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF GUARANTOR'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, GUARANTOR HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO GUARANTOR THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

      20. AFTER AN EVENT OF DEFAULT, GUARANTOR AUTHORIZES ANY ATTORNEY ADMITTED TO PRACTICE BEFORE ANY COURT OF RECORD IN THE UNITED STATES OR THE CLERK OF SUCH COURT TO APPEAR ON BEHALF OF GUARANTOR IN ANY COURT IN ONE OR MORE PROCEEDINGS, OR BEFORE ANY CLERK THEREOF OF PROTHONOTARY OR OTHER COURT OFFICIAL, AND TO CONFESS JUDGMENT AGAINST GUARANTOR IN FAVOR OF LENDER IN THE FULL AMOUNT DUE ON THIS GUARANTY (INCLUDING PRINCIPAL, ACCRUED INTEREST AND ANY AND ALL CHARGES, FEES AND COSTS) PLUS REASONABLE ATTORNEYS' FEES, PLUS COURT COSTS, ALL WITHOUT PRIOR NOTICE OR OPPORTUNITY OF BORROWER FOR PRIOR HEARING. GUARANTOR AGREES AND CONSENTS THAT VENUE AND JURISDICTION SHALL BE PROPER IN THE CIRCUIT COURT OF ANY COUNTY OF THE STATE OF MARYLAND OR OF BALTIMORE CITY, MARYLAND, OR IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND. GUARANTOR WAIVES THE BENEFIT OF ANY AND EVERY STATUTE, ORDINANCE, OR RULE OF COURT WHICH MAY BE LAWFULLY WAIVED CONFERRING UPON GUARANTOR ANY RIGHT OR PRIVILEGE OF EXEMPTION, HOMESTEAD RIGHTS, STAY OF EXECUTION, OR SUPPLEMENTARY PROCEEDINGS, OR OTHER RELIEF FROM THE ENFORCEMENT OR IMMEDIATE ENFORCEMENT OF A JUDGMENT OR RELATED PROCEEDINGS ON A JUDGMENT. THE AUTHORITY AND POWER TO APPEAR FOR AND ENTER JUDGMENT AGAINST GUARANTOR SHALL NOT BE EXHAUSTED BY ONE OR MORE EXERCISES THEREOF, OR BY ANY IMPERFECT EXERCISE THEREOF, AND SHALL NOT BE EXTINGUISHED BY ANY JUDGMENT ENTERED
PURSUANT THERETO; SUCH AUTHORITY AND POWER MAY BE EXERCISED ON ONE OR MORE OCCASIONS FROM TIME TO TIME, IN THE SAME OR DIFFERENT JURISDICTIONS, AS OFTEN AS LENDER SHALL DEEM NECESSARY, CONVENIENT, OR PROPER.

H:\WP\LEGAL\CLIENTS\PHCINC\Guarcorp.wpd






     IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

     ATTEST:                                PHC, INC.
                                            a Massachusetts corporation

     By:  /s/  Paula C. Wurts               By:  /s/  Bruce A. Shear     (SEAL]
     Name:     Paula C. Wurts               Name:     Bruce A. Shear
     Title:    CFO                          Title:    President






H:\WP\LEGAL\CLIENTS\PHCINC\Guarcorp.wpd

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of June 8, 1998 and is made by Bruce A. Shear, an individual ("Guarantor"), in favor of HCFP FUNDING, INC., a Delaware corporation ("Lender").

                                    RECITALS

      WHEREAS, pursuant to a certain Loan and Security Agreement dated as of February 18, 1998 (as the agreement may from time to time be amended, modified or supplemented, the "Loan Agreement"), by and among PHC OF MICHIGAN, INC., PHC OF UTAH, INC., PHC OF VIRGINIA, INC., PHC OF RHODE ISLAND, INC., and PIONEER COUNSELING OF VIRGINIA, INC. (collectively, "Borrower") and Lender, the parties entered into certain revolving credit financing arrangements; and

     WHEREAS, Lender has agreed to make available to Borrower an Overline Loan, in the maximum aggregate principal amount of Two Hundred Thousand and No/100 Dollars ($200,000.00) (the "Overline Loan") which shall be treated for all purposes as a Revolving Credit Loan under the Loan Agreement, and all principal, interest, fees and other costs and expenses relating to the Overline Loan ("Overline Obligations") shall be treated as additional Obligations under the Loan Agreement and the other Loan Documents; and

      WHEREAS, Lender is willing to make the Overline Loan but only upon the condition, among others, that Guarantor shall have executed and delivered to Lender this Guaranty.

      NOW, THEREFORE, in consideration of the premises and of the mutual covenants contained in this Guaranty and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

      1     All capitalized  terms used but not defined in this Guaranty shall have the respective meanings given them in the Loan Agreement.

      2. To induce Lender to execute and deliver the Overline Loan and to make the Overline Loan upon the terms and conditions set forth therein, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guarantees to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of the Overline Obligations and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements related to the Overline Loan.

      3. Guarantor hereby waives notice of the acceptance of this Guaranty and of the extending of credit as above specified and the state of indebtedness of Borrower at any time, and expressly agrees to any extensions, renewals, accelerations or modifications of such credit or any of the terms of such credit, and waives diligence, presentment, demand of payment, protest or notice, whether of non-payment, dishonor, protest or otherwise, of any document or documents and notice of any extension, renewal, modification or default and assent to the release, substitution or variation of any collateral that may at any time be held as security for any credit extended to Borrower, all without relieving Guarantor of any liability under this Guaranty. The obligations of Guarantor under this Guaranty shall be an unconditional obligation to make prompt payment and performance to Lender irrespective of the genuineness, validity, regularity or enforceability of any indebtedness or evidence of indebtedness of Borrower to Lender or of other circumstances that might otherwise under the laws of any jurisdiction constitute a legal or equitable discharge of a surety or a guarantor or a bar (in the nature of a moratorium or otherwise) to the enforcement of Lender's rights either (i) against Borrower on all or any part of its Overline Obligations or (ii) under this Guaranty.

      4. Notwithstanding any payment or payments made by Guarantor under this Guaranty or any setoff or application of funds of Guarantor by Lender, Guarantor shall not be entitled to be subrogated to any of the rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment or performance of the Overline
Obligations, nor shall Guarantor seek any reimbursement from Borrower in respect of payments made by Guarantor under this Guaranty, until all amounts then owing and any other performance then due to Lender by Borrower for or on account of the Overline Obligations are paid and satisfied in full. Upon such payment and satisfaction in full, Guarantor shall be subrogated to all rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment and performance of the Overline Obligations.

      5. Any indebtedness of Borrower now or hereafter owed to or held by Guarantor is hereby subordinated to the indebtedness of Borrower to Lender; and such indebtedness of Borrower to Guarantor if Lender so requests shall be collected, enforced and received by Guarantor as trustee for Lender and be paid over to Lender on account of the indebtedness of Borrower to Lender but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Guaranty.

      6. This is intended to be and shall be construed as a continuing guarantee and shall remain in full force and effect and shall be binding in accordance with and to the extent of its terms upon Guarantor and Guarantor's heirs and assigns, and shall inure to the benefit of Lender, and its successors, endorsees, transferees and assigns.

     7. If all or any part of the Overline Obligations of Borrower to Lender are not paid when due, and if collections of Accounts under the Loan Agreement are not sufficient to pay the portion of the Overline Obligations that are due, Guarantor hereby guarantees that it will pay the same to Lender, upon demand, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature that are now or may hereafter be imposed, levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against Borrower or any other guarantor or any security that Lender may have to obtain payment. The payment shall be made in immediately available funds to Lender's office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Ethan D. Leder, President, or at such other place as Lender may designate in writing.

      8. No failure to exercise and no delay in exercising, on the part of Lender, any right, power or privilege under this Guaranty shall operate as a waiver of the right, power or privilege, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise of the right, power or privilege, or the exercise of any other power or right. The rights and remedies provided in this Guaranty are cumulative and not exclusive of any rights or remedies provided by law.

      9. Notice or demand to the parties to this Guaranty shall be sufficiently given if in writing and personally delivered, or mailed by registered or certified first class mail, postage prepaid, return receipt requested, or sent by commercial courier against receipt, to the party intended and at the address or addresses specified in the preamble to this Guaranty. Any party may designate a change of address by notice in writing to the other parties, the notice to be effective ten (10) days after mailing or delivery as provided in this Section 9.

      10.   Guarantor hereby represents, warrants, and covenants to Lender:

            (a) Guarantor has the full right, power and authority to enter into this Guaranty.

            (b) The execution, delivery and performance of this Guaranty will not violate any provision of law or any order of any court or governmental agency or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which it is a party or by which it may be bound.

            (c) Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon its financial condition.

            (d) Guarantor is not in default under any provision of any indenture relating to borrowed money, any agreement to which it is a party or by which it is bound, any other indenture, or any order, regulation, ruling or requirement of a court or public body or authority by which it is bound, which default would have a material adverse effect on the financial position of Guarantor.

            (e)   No license,  consent or  approval  of, or filing  with,  any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable it to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

      11. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by Lender.

      12. The obligations of Guarantor under this Guaranty shall continue in full force and effect and shall remain in operation until all of the Overline Obligations shall have been paid in full or otherwise fully satisfied, and continue to be effective or be reinstated, as the case may be, if at any time payment or other satisfaction of any of the Overline Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of Borrower, or otherwise, as though such payment had not been made or other satisfaction occurred. No invalidity, irregularity or unenforceability by reason of applicable bankruptcy laws or any other similar law, or any law or order of any government or government agency purporting to reduce, amend or otherwise affect, the Overline Obligations, shall impair, affect, be a defense to or claim against the obligations of Guarantor under this Guaranty.

      13. In addition to its guarantee of Borrower's payment of the Overline Obligations and Borrower's performance of all covenants, obligations and agreements contained in the Loan Documents related to the Overline Obligations, Guarantor shall pay all actual costs and expenses (including reasonable attorney's fees) paid or incurred by Lender in connection with the enforcement of this Guaranty.

      14. Guarantor hereby agrees to execute any and all further documents, agreements, and instruments, and take all further actions, that Lender shall reasonably request to effectuate or further preserve, evidence, perfect or protect the rights purported to be created in favor of Lender under this Guaranty.

      15. Guarantor hereby assumes responsibility for keeping itself informed of the financial condition of Borrower, and any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Overline Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Overline Obligations, or any part of the Overline Obligations, that diligent inquiry would reveal, and Guarantor hereby  agrees  that  Lender  shall  have  no  duty  to  advise  Guarantor  of information known to Lender regarding such condition or any such circumstances. If Lender, in its sole discretion, undertakes at any time or from time to time to provide any such information to Guarantor, Lender shall be under no obligation (i) to undertake any investigation not a part of its regular business routine, (ii) to disclose any information that, pursuant to accepted or reasonable commercial finance practices, Lender wishes to maintain confidential, or (iii) to make any other or future disclosures of such information or any other information to Guarantor.

      16. This Guaranty may be executed in one or more counterpart copies, each of which shall be an original and all of which together shall constitute one and the same instrument, and it is not necessary that all parties' signatures appear on each counterpart.

      17. If any term, covenant or condition of this Guaranty, or the application of such term, covenant or condition to any party or circumstance, shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Guaranty and the application of such term, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the parties to this Guaranty shall amend this Guaranty so as to effect the original intent of the parties as closely as possible in an acceptable manner.

      18. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE COURTS OF THE STATE OF MARYLAND OR IN THE U.S. DISTRICT COURT FOR THE DISTRICT OF MARYLAND, GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO GUARANTOR AT ITS ADDRESS SET FORTH IN THE PREAMBLE TO THIS GUARANTY.

      19. GUARANTOR HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY GUARANTOR, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS GUARANTY TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF GUARANTOR'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, GUARANTOR HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO GUARANTOR THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

      20. GUARANTOR AUTHORIZES ANY ATTORNEY ADMITTED TO PRACTICE BEFORE ANY COURT OF RECORD IN THE UNITED STATES OR THE CLERK OF SUCH COURT TO APPEAR ON BEHALF OF GUARANTOR IN ANY COURT IN ONE OR MORE PROCEEDINGS, OR BEFORE ANY CLERK THEREOF OF PROTHONOTARY OR OTHER COURT OFFICIAL, AND TO CONFESS JUDGMENT AGAINST GUARANTOR IN FAVOR OF LENDER IN THE FULL AMOUNT DUE ON THIS GUARANTY (INCLUDING PRINCIPAL, ACCRUED INTEREST AND ANY AND ALL CHARGES, FEES AND COSTS) PLUS ATTORNEYS' FEES EQUAL TO FIFTEEN PERCENT (15%) OF THE AMOUNT DUE, PLUS COURT COSTS, ALL WITHOUT PRIOR NOTICE OR OPPORTUNITY OF BORROWER FOR PRIOR HEARING. GUARANTOR AGREES AND CONSENTS THAT VENUE AND JURISDICTION SHALL BE PROPER IN THE CIRCUIT COURT OF ANY COUNTY OF THE STATE OF MARYLAND OR OF BALTIMORE CITY, MARYLAND, OR IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND. GUARANTOR WAIVES THE BENEFIT OF ANY AND EVERY STATUTE, ORDINANCE, OR RULE OF COURT WHICH MAY BE LAWFULLY WAIVED CONFERRING UPON GUARANTOR ANY RIGHT OR PRIVILEGE OF EXEMPTION, HOMESTEAD RIGHTS, STAY OF EXECUTION, OR SUPPLEMENTARY PROCEEDINGS, OR OTHER RELIEF FROM THE ENFORCEMENT OR IMMEDIATE ENFORCEMENT OF A JUDGMENT OR RELATED PROCEEDINGS ON A JUDGMENT. THE AUTHORITY AND POWER TO APPEAR FOR AND ENTER JUDGMENT AGAINST GUARANTOR SHALL NOT BE EXHAUSTED BY ONE OR MORE EXERCISES THEREOF, OR BY ANY IMPERFECT EXERCISE THEREOF, AND SHALL NOT BE EXTINGUISHED BY ANY JUDGMENT ENTERED
PURSUANT THERETO; SUCH AUTHORITY AND POWER MAY BE EXERCISED ON ONE OR MORE OCCASIONS FROM TIME TO TIME, IN THE SAME OR DIFFERENT JURISDICTIONS, AS OFTEN AS LENDER SHALL DEEM NECESSARY, CONVENIENT, OR PROPER.





H:\WP\LEGAL\CLIENTS\PHCINC\Guarind 1over.wpd




     IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.


WITNESS:                                              GUARANTOR:



___________________________               ________________________________
                                            Bruce A. Shear

Exhibit 99.1

                        CAUTIONARY STATEMENT FOR PURPOSES
                      OF THE SAFE HARBOR" PROVISIONS OF THE
                      PRIVATE LITIGATION REFORM ACT OF 1995

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