Form 10QSB
period 1998-09-30
PHC INC /MA/
filed 1998-11-03
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

 Applicable only to corporate issuers

     Number of shares outstanding of each class of common equity, as of October 16, 1998:

      Class A Common Stock  4,935,267
      Class B Common Stock    727,328

 Transitional Small Business Disclosure Format
 (Check one):
 Yes      No  X

                                    PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30, 1998 and June 30, 1998.

          Condensed Consolidated Statements of Operations - Three months ended September 30, 1998 and September 30, 1997.

          Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 1998 ` and September 30, 1997.

          Notes to Condensed Consolidated Financial Statements - September 30, 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operation



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                      Sept. 30       June 30
                                                        1998           1998
                ASSETS
Current assets:
  Cash & Cash Equivalents......................      $   81,275    $  227,077
  Accounts receivable, net of allowance
    for bad debts of  $3,539,637 at Sept. 30,
    1998, $ 3,488,029 at June 30, 1998.........       7,220,700     7,441,972
   Prepaid expenses............................         181,984       156,695
   Other receivables and advances..............         430,279       127,064
   Deferred Income Tax Asset...................         515,300       515,300
   Other Receivables, related party............         305,766        64,065
                                                      ___________   __________
       Total current assets....................       8,735,304     8,532,173
Accounts Receivable, noncurrent................         610,000       685,000
Other receivables, noncurrent, related party
   net of allowance for doubtful accounts of
   $382,000 Sept.30, 1998 and June 30, 1998....       3,048,742     2,941,402
Other Receivable...............................         117,680       426,195
Property and equipment, net....................       2,124,485     2,128,273
Deferred income taxes..........................         154,700       154,700
Deferred financing costs, net of amortization
   of $4,514 at Sept. 30, 1998 and $18,065
   at June 30, 1998............................          59,593        53,608
Goodwill, net of accumulated amortization
   of $26,869 at Sept. 30, 1998 and $307,707
   at June 30, 1998............................       1,983,363     2,011,613
Other assets...................................         136,568       167,004
                                                      __________    __________
     Total assets..............................    $ 16,970,435   $17,099,968
                                                     __________    __________
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................       $2,691,024   $ 2,346,213
  Notes payable--related parties .............          243,696       159,496
  Current maturities of long term debt........        1,137,138     1,107,167
  Revolving credit note.......................        1,559,490     1,683,458
  Current portion of obligations under capital
    leases....................................           64,652        67,492
  Accrued Payroll, Payroll Taxes and
    Benefits..................................          260,547       729,194
  Accrued expenses and other liabilities......        1,093,807     1,004,763
  Net current liabilities of discontinued
    operations................................        1,232,394     1,232,394
                                                     __________    __________
     Total Current liabilities................        8,282,748     8,330,177
                                                     __________    __________
Long-term debt................................        2,742,730     2,850,089

Obligations under capital lease...............           77,160        93,747
Net long term liabilities of discontinued
   operations.................................        1,409,143     1,409,143
                                                      __________    _________
      Total noncurrent liabilities.............       4,229,033     4,352,979
                                                      __________   __________
      Total liabilities........................      12,511,781    12,683,156
                                                      __________   __________
               Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized, 976 and 950 shares issued
    and outstanding Sept. 30, 1998 and June 30,
    1998 liquidation preference ($976,000 and
    950,000 respectively).......................             10            10
  Class A common stock, $.01 value; 20,000,000
    shares authorized, 4,935,267 shares issued
    Sept. 98 and June 98........................         49,353        49,353
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 727,328 issued Sept. 98 and
    June 98, convertible into one share of Class
    A common stock..............................          7,273         7,273
  Additional paid-in capital....................     15,313,395    15,295,895
  Treasury stock, 2,776 shares at cost..........        (12,122)      (12,122)
  Accumulated Deficit...........................    (10,899,255)  (10,923,597)
                                                     ___________   ___________
  Total Stockholders' Equity....................      4,458,654     4,416,812
                                                     ___________   ___________
    Total Liabilities & Stockholders' Equity....    $16,970,435   $17,099,968











                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended
                                                            September 30

                                                         1998         1997


Revenues:
  Patient Care, net...........................        $ 4,476,738   $4,770,735
  Management Fees. ...........................            235,104      233,283
  Other.......................................            199,453      173,477
                                                      ___________   __________
Total revenue.................................          4,911,295    5,177,495

Operating expenses:
  Patient care expenses.......................          2,308,051    2,641,817
  Cost of Management Contracts................            128,165      102,400
  Provision for doubtful accounts.............            356,190      427,093
  Administrative expenses.....................          1,905,917    2,286,764
                                                      ___________   __________
Total operating expenses......................          4,698,323    5,458,074
                                                      ___________   __________
Income (loss) from operations.................            212,972     (280,579)
                                                      ___________   __________
Other income (expense):
  Interest income.............................            109,382       97,647
  Interest expense............................           (286,688)    (326,588)
  Other income (expense), net.................              4,342       34,750
                                                      ___________   __________
Total other expense, net......................           (172,964)    (194,191)
                                                      ___________   __________
Income (loss) before Provision for Taxes......             40,008     (474,770)

Provision for Income Taxes....................                911        7,200
                                                      ___________   __________
Income (loss) from continuing operations......        $    39,097     (481,970)

Loss from discontinued operations.............                --      (436,668)
                                                      ___________   __________
           Net income (loss).................         $    39,097     (918,638)
                                                      ___________   __________
Basic and Diluted earnings (loss) per
  common share:
     Continuing Operations...................         $       .01   $     (.11)
     Discontinued Operations.................                  --         (.10)
        Total................................         $       .01   $     (.21)
Basic and Diluted weighted average number
  of shares outstanding......................           5,659,819    4,444,706


                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    For the Three Months Ended
                                                           September 30
                                                       1998             1997

Cash flows from operating activities:
  Net income (loss)..............................   $  39,097      $  (918,638)
  Adjustments to reconcile net income or
    loss to net cash  provided by (used in)
    operating activities:
  Depreciation and amortization..................      78,775          146,337
  Compensatory stock options and stock and
    warrants issued for obligations..............          --           46,131
  Changes in:
    Accounts  receivable.........................     (43,681)        (228,345)
    Prepaid expenses and other current
      assets.....................................     (25,289)         137,686
    Other assets.................................      30,436           11,461
    Accounts payable.............................     344,811           40,577
    Accrued expenses and other liabilities.......    (379,603)         (64,853)
    Net liabilities of discontinued
      operations.................................          --          193,087
                                                    __________       __________

Net cash provided by (used in) operating
   activities....................................      44,546         (636,557)
                                                    __________       __________
Cash flows from investing activities:
  Acquisition of property and equipment..........     (46,737)        (39,084)
  Costs related to business acquisitions.........          --          (8,390)
                                                    __________       __________
Net cash used in investing activities............     (46,737)        (47,474)
                                                    __________       __________
Cash flows from financing activities:
   Revolving debt, net...........................    (123,968)       (462,847)
   Proceeds from borrowings......................     100,000         446,062
   Payments on debt..............................    (111,895)             --
   Deferred financing costs......................      (5,985)             --
   Preferred Stock Dividends.....................      (1,763)             --
                                                    __________       __________
Net cash provided by (used in) financing
   activities....................................    (143,611)         (16,785)
                                                    __________       __________
NET INCREASE (DECREASE) IN CASH..................    (145,802)        (700,816)
Beginning cash balance...........................     227,077          844,471
                                                    __________       __________
ENDING CASH BALANCE..............................   $  81,275      $   143,655
                                                    __________       __________
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest................................   $ 282,821         $ 33,101
         Income taxes............................      51,195           37,956

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Conversion of Debt to Common Stock..........          --       $2,734,375
     Conversion of Preferred Stock to Common
       Stock.....................................          --          584,587
       Stock issued for North Point Acquisition...                      31,383
     Issuance of Preferred Stock in lieu of cash
       for Dividends due..........................  $  26,000               --



                 See Notes to Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998


Note A - The Company


     PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, ("Highland Ridge"); and Mount Regis Center, located in Salem, Virginia, near Roanoke ("Mount Regis") and ten psychiatric facilities: Harbor Oaks Hospital ("Harbor Oaks"), a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare ("Harmony Healthcare"), a provider of outpatient behavioral health services in Las Vegas, Nevada; Total Concept EAP ("Total Concept"), a provider of outpatient behavioral health services in Shawnee Mission, Kansas;" North Point-Pioneer, Inc. ("NPP") which operates five outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area, and Pioneer Counseling of Virginia, Inc. ("PCV"), an 80% owned subsidiary providing outpatient services through a physicians' practice in Roanoke, Virginia. The Company also operates BSC-NY, Inc. ("BSC") which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Additionally, BSC provides billing and administrative services to the Company's Joint Venture with Lexington Healthcare Group, Inc., Behavioral Rehab Services of Connecticut, Inc.

     In May, 1998 the Company closed Good Hope Center, a substance abuse treatment facility located in West Greenwich, Rhode Island ("Good Hope") and entered into an agreement terminating the lease for the facility. In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), in Braintree, Massachusetts was closed in a State Receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net assets and liabilities of this facility are shown as discontinued operations on the accompanying financial statements.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The accompanying financial statements should be read in conjunction with the June 30, 1998 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 13, 1998.


Item 2.     Management's Discussion and Analysis or Plan of Operation


                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations

     Net patient care revenue decreased 6.2% to $4,476,738 for the three months ended September 30, 1998 from $4,770,735 for the three months ended September 30, 1997. This decrease in revenue is due primarily to the close of Good Hope Center in May, 1998 which accounted for $377,645 of the net revenue for the three months ended September 30, 1997.

     Management fees increased by 1% to $235,104 for the three months ended September 30, 1998 from $233,283 for the three months ended September 30, 1997. This increase in revenue is due to increases in BSC-NY, Inc. related fees for the management of Psychological and Psychotherapy practices in New York.

     Administrative expenses decreased 16.6% to $1,905,917 for the three months ended September 30, 1998 from $2,286,764 for the three months ended September 30, 1997. Patient care expenses also decreased by 12.6% to $2,308,051 for the three months ended September 30, 1998 from $2,641,817 for the three months ended September 30, 1997. These expense decreases are also a result of the close of Good Hope Center in May, 1998 which accounted for $333,378 and $231,985 of the administrative and patient care expenses, respectively, for the three months ended September 30, 1997.

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

     To date the Company has expended approximately $46,000 on items relating to the year 2000 issues and anticipates approximately $130,000 in additional expenses relating to the upgrade of Company's computer and telephone systems.

Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the quarter ended September 30, 1998 by 3.6%, approximately $290,000. This is primarily the result of a more aggressive collection policy. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended September 30, 1998 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

       Transaction    # of               Maturity
Date      Type       Shares  Proceeds      Date        Terms          Status
____   ___________   ______  ________   __________  ______________  ___________

 7/98  Warrants      52,500             07/10/2003  exercise price  outstanding
       issued                                        $1.81
       as
       additional
       interest
       on
       extension of
       3/98 debt
 7/98  Warrants      20,000             07/10/2003  exercise price  outstanding
       issued                                        $1.50
       as
       additional
       interest
       on
       extension of
       3/98 debt
 8/98  Warrants      50,000             08/15/2001  exercise price  outstanding
       issued for                                    $1.75
       services
 8/98  Note Payable          $100,000   on demand   12% annual      outstanding
       - Related                                     interest
       Party                                         rate

     The Company believes that it has the necessary liquidity and capital resources and contingent funding commitments to sustain existing operations for the foreseeable future. The Company also intends to renew the expansion of its operations through the acquisition or establishment of additional treatment facilities. The Company's expansion plans will be dependent upon obtaining adequate financing as opportunities arise.

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

     Factors that may affect such forward-looking statements include, without limitations; the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in reimbursement rates, patient mix, and demand for the Company's services.

     When used, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

     Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

PART II         OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8K

(a)   Exhibit List

Exhibit No.          Description

   10.66 Promissory Note by and between PHC, Inc. and Bruce A. Shear dated August 13, 1998, in the amount of $100,000. Filed as an exhibit to the Company's report on Form 10QSB dated November 3, 1998.

      27  Financial Data Schedule

    99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.



(b)   Reports on Form 8-K

     No reports were filed on form 8-K during the quarter ended September 30, 1998.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PHC, Inc.
                                                  Registrant


Date: November 3, 1998                            /s/ Bruce A. Shear
                                                      Bruce A. Shear
                                                      President
                                                      Chief Executive Officer




Date: November 3, 1998                            /s/ Paula C. Wurts
                                                      Paula C. Wurts
                                                      Controller
                                                      Assistant Treasurer

Exhibit 10.66

                                 PROMISSORY NOTE


                                                          Peabody, Massachusetts
$100,000.00
                                                                 August 13, 1998

     FOR GOOD AND VALUABLE CONSIDERATION, the receipt and sufficiency of which are hereby acknowledged, the undersigned PHC, Inc., a Massachusetts corporation having its principal offices at 200 Lake Street, Suite 102, Peabody, Massachusetts, ("Borrower"), promises to pay to the order of Bruce A. Shear, an individual residing at 14 Ida Road, Marblehead, Massachusetts, ("Lender"), the principal sum of ONE HUNDRED THOUSAND ($100,000.00) DOLLARS.

     This Note shall bear interest on the unpaid principal at 12% annually, to be paid in arrears monthly; provided that in no event shall the amount payable by the Borrower as interest on this Note exceed the highest lawful rate permissible under any law applicable hereto.

     Payment of principal shall be made upon demand of the Lender at any time after August 13, 1998. Demand shall be made in writing with thirty (30) days notice to Borrower.

     This Note may be prepaid, in whole or in part, at any time or from time to time without penalty to Borrower.

     This note shall be binding upon borrower and its successors and assigns, and shall inure to the benefit or Lender and its successors and assigns.

     Borrower shall not assign this Note without the express written consent of the Lender, except Borrower may assign this Note to an affiliate of Borrower without such consent.

     This Note shall be governed by and construed according to the laws of the Commonwealth of
Massachusetts.

      Executed as a sealed instrument as of the date first written above.

BORROWER:                                       LENDER:
PHC, Inc.
/s/  Paula C. Wurts                             /s/  Bruce A. Shear
     Ass't Treas


/s/  T. A. Bates                               /s/  T. A. Bates
     Witness                                        Witness

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

     On October 31, 1994, the Company was served with a summons for a Civil Action in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts by NovaCare, Inc. ("NovaCare"), an entity which contracted with the Company in 1992 to provide rehabilitation therapy and related administrative services to the Company's long-term care facility (the "Action"). The complaint alleged that the Company owed NovaCare contractual damages in the amount of approximately $587,000 plus interest, attorney fees, costs of collection, and double or triple damages pursuant to a Massachusetts statute prohibiting unfair and deceptive trade practices. The Company filed a counterclaim alleging that NovaCare breached the contract in question and that the Company may be owed damages in excess of the amount sought by NovaCare.

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