Form 10QSB
period 1998-12-31
PHC INC /MA/
filed 1999-02-16
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 |X|  QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31,
    1998.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_ __

Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of January 31, 1999:

      Class A Common Stock     5,348,158
      Class B Common Stock       727,210

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No      X

                                    PHC, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

     Condensed  Consolidated  Balance  Sheets - December  31,  1998 and June 30,
1998.

     Condensed Consolidated Statements of Operations - Three months ended December 31, 1998 and December 31, 1997; Six months ended December 31, 1998 and December 31, 1997.

     Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 1998 and December 31, 1997.

     Notes to Condensed Consolidated Financial Statements - December 31, 1998.

Item 2.    Management's    Discussion    and    Analysis   of   Plan   of
Operation



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                 Dec. 31 June 30
                                                 1998           1998
                ASSETS
Current assets:
  Cash & Cash  Equivalents                   $ 512,801         $227,077
  Accounts receivable, net of allowance
    for bad debts of $3,505,310 at
    Dec. 31, 1998, $ 3,488,029at June
    30, 1998                                 6,580,315        7,441,972
   Prepaid expenses                            336,292          156,695
   Other receivables and advances              333,932          127,064
   Deferred Income Tax Asset                   515,300          515,300
   Other Receivables, related party             70,213           64,065
                                            __________        __________
       Total current assets                  8,348,853        8,532,173
Accounts Receivable,noncurrent                 610,000          685,000
Other receivables, noncurrent,
  related party, net of allowance for
  doubtful accounts of $382,000 Dec. 31,
  1998 and June 30, 1998                     3,453,836        2,941,402
Other Receivable                               117,680          426,195
Property and equipment, net                  2,096,815        2,128,273
Deferred income taxes                          154,700          154,700
Deferred financing costs, net of
  amortization of $25,195 at Dec. 31,
  1998 and $18,065 at June 30, 1998             83,912           53,608
Goodwill, net of accumulated
  amortization of $53,124 at Dec. 31,
  1998 and $307,707 at June 30, 1998         1,787,741        2,011,613
Other assets                                   114,436          167,004
                                            __________        _________
     Total assets                          $16,767,973      $17,099,968

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $ 2,793,571       $2,346,213
     Notes payable--related parties            220,000          159,496
  Current maturities of long term debt       1,407,020        1,107,167
  Revolving credit note                      1,626,587        1,683,458
  Current portion of obligations
    under capital leases                        67,408           67,492
  Accrued Payroll, Payroll Taxes
    and Benefits                               484,573          729,194
  Accrued expenses and other liabilities     1,048,828        1,004,763
  Net current liabilities of
    discontinued operations                  1,232,394        1,232,394
     Total Current liabilities               8,880,381        8,330,177
                                             _________        _________
Long-term debt                               2,468,276        2,850,089
Obligations under capital lease                 79,778           93,747
Net long term liabilities of
  discontinued operations                       88,374        1,409,143
Convertible Debentures                         500,000               --
                                            __________        _________
  Total noncurrent liabilities               3,136,428        4,352,979
                                            __________        _________
  Total liabilities                         12,016,809       12,683,156

Stockholders' Equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized, 943
    and 950 shares issued and
    outstanding Dec. 31, 1998 and June
    30, 1998 liquidation preference
   ($943,000 and 950,000 respectively)               9               10
  Class A common stock, $.01 value;
    20,000,000 shares authorized,
    5,348,158 and 4,935,267
    shares issued Dec. 98 and June 98
    respectively                                53,482           49,353
  Class B common stock, $.01 par
    value; 2,000,000 shares authorized,
    727,210 and 727,328 issued
    Dec. 98 and June 98 respectively,
    convertible into one share of Class A
    common stock                                 7,272            7,273
  Additional paid-in capital                15,440,026       15,295,895
  Treasury stock, 2,776 shares at
    cost                                       (12,122)         (12,122)
  Accumulated Deficit                      (10,737,503)     (10,923,597)
                                           ____________      ___________
  Total Stockholders' Equity                 4,751,164        4,416,812
                                           ____________      ___________
      Total Liabilities and
        Stockholders' Equity               $16,767,973     $ 17,099,968
                                           ____________     ___________

             See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended         Six Months Ended
                                     December 31             December 31
                              1998           1997       1998          1997

Revenues:
  Patient Care, net      $  4,552,961  $ 5,196,280   $  9,264,803  $ 10,140,492
Management Fees               197,389      229,410        396,842       462,693
      Total revenue         4,750,350    5,425,690      9,661,645    10,603,185
Operating expenses:
  Patient care expenses     2,485,632    2,912,131      4,921,848     5,686,348
  Provision for doubtful
    accounts                  788,130      515,471      1,144,320       999,249
  Administrative expenses   1,868,655    2,392,919      3,774,572     4,627,498
  Facility Closing Costs      304,994          --         304,994            --
  Highland Ridge Relocation
    Expense                    36,935          --          36,935            --
                            _________   _________       _________   ___________

      Total operating
          expenses           5,484,346   5,820,521     10,182,669    11,313,095
                             _________   _________      _________   ___________

Income (loss) from
  operations                 (733,996)    (394,831)     (521,024)      (709,910)
                             _________   _________      _________   ___________
Interest income               129,366      102,951       238,748        200,598
Other income                   34,578       52,499        38,920        121,749
Interest expense             (342,008)    (271,614)     (628,696)      (598,202)
                            __________   __________     __________   __________
      Total other income
      (expense)          $   (178,064) $  (116,164)   $ (351,028)   $  (275,855)
                         _____________  ___________   ___________    __________

Loss before Provision
  for Taxes                  (912,060)    (510,995)     (872,052)      (985,765)
Provision for Income Taxes
 (Benefit)                         --           --           911          7,200
                          ____________   __________    __________     _________
Loss from Continuing
 Operations                 $ (912,060) $ (510,995)   $ (872,963)    $ (992,965)
                          _____________  ___________   ___________    _________

Discontinued Operations:
  Income (Loss) from
    Operations                     --   $ (585,038)          --     $(1,021,706)

Income (Loss) before
  Extraordinary Item        $(912,060) $(1,096,033)   $ (872,963)   $(2,014,671)

Extraordinary Gain
  (net of estimated taxes) $1,089,076          --     $1,089,076            --
                           __________   ___________   __________    ___________

Net Income (Loss)          $  177,016  $(1,096,033)  $   216,113    $(2,014,671)
                           __________  ____________  ___________    ____________

Basic Earnings (loss) per common share:
  Loss from continuing
    operations                  (.16)         (.09)         (.15)          (.20)
  Loss from discontinued
    operations                    --          (.11)           --           (.21)
  Extraordinary Gain             .19            --           .19             --
   Total                         .03          (.20)          .04           (.41)
Basic Weighted average number
   of shares outstanding   5,896,659     5,404,251     5,778,239      4,924,479

Diluted Earnings (loss) per common share:
  Loss from continuing
    operations                 (.08)          (.09)        (.07)           (.20)
  Loss from discontinued
    operations                   --           (.11)          --            (.21)
  Extraordinary Gain            .10             --          .09              --
   Total                        .02           (.20)         .02            (.41)
Diluted Weighted average
   number of shares
   outstanding           11,182,581      5,404,251  11,064,161        4,924,479

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    For the Six Months Ended
                                                        December 31

                                                 1998       1997
Cash flows from operating activities:
  Net income (loss)                       $    216,113  $(2,014,671)
  Adjustments to reconcile net income
to net cash  provided by (used in)
operating activities:
  Non-Cash charge of net cash provided
(used) by discontinued operations           (1,089,076)     372,498
  Depreciation and amortization                161,785      225,932
  Changes in:
    Accounts Receivable                        519,722     (311,684)
    Prepaid expenses and other
      current assets                          (179,597)      53,690
    Other assets                               (58,117)      38,245
    Accounts payable                           447,358    1,039,614
    Accrued expenses and other
      liabilities                             (321,564)     250,385
                                            ___________   __________
Net cash used in operating activities         (303,376)    (345,991)

Cash flows from investing activities:
  Acquisition of property and equipment       (123,227)     (41,045)
  Disposition of property, equipment
    and intangibles                            341,929           --
  Costs related to business acquisition             --     (616,276)
                                             __________   __________
Net cash used in investing activities          218,702     (657,321)
                                             __________   __________

Cash flows from financing activities,
  Revolving debt, net                          (56,871)    (196,823)
  Net debt activity..                          (35,509)    (181,373)
  Deferred financing costs                      (7,202)          --
  Preferred stock dividends paid               (30,020)          --
  Issuance of Common Stock.                         --      594,540
  Convertible debt                             500,000           --
                                               ________    _________
Net cash provided by  financing
  activities                                   370,398      216,344
                                               ________    _________

NET INCREASE (DECREASE) IN CASH                285,724     (786,968)
Beginning cash balance                         227,077      844,471
                                               ________    _________
ENDING CASH BALANCE.                         $ 512,801     $ 57,503
                                               ________    _________


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                             $562,046     $282,580
         Income taxes                           51,195       37,956

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
      Conversion of Debt to Common Stock     $     --    $2,734,375

      Conversion of Preferred Stock
        to Common Stock                        40,000       584,587
      Stock issued for North Point                 --        31,383
       Acquisition
      Stock issued for Harmony
       Acquisition agreement                   39,000        39,000
      Stock issued for BSC share
        price guarantee                       120,116            --
      Issuance of Preferred Stock in
        lieu of cash for Dividends due      $  33,000            --


                 See Notes to Consolidated Financial Statements

                      PHC, INC. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                            December 31, 1998


Note A - The Company


      PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, ("Highland Ridge"); and Mount Regis Center, located in Salem, Virginia, near Roanoke ("Mount Regis") and eight psychiatric facilities: Harbor Oaks Hospital ("Harbor Oaks"), a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare ("Harmony Healthcare"), a provider of outpatient behavioral health services in Las Vegas, Nevada; Total Concept EAP ("Total Concept"), a provider of outpatient behavioral health services in Shawnee Mission, Kansas;" and North Point-Pioneer, Inc. ("NPP") which operates five outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area. The Company also operates BSC-NY, Inc. ("BSC") which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Additionally, BSC provides billing and administrative services to the Company's Joint Venture with Lexington Healthcare Group, Inc., Behavioral Rehab Services of Connecticut, Inc.

      In May, 1998 the Company closed Good Hope Center, a substance abuse treatment facility located in West Greenwich, Rhode Island ("Good Hope") and entered into an agreement terminating the lease for the facility. In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), in Braintree, Massachusetts was closed in a State Receivership action
which  was  precipitated   when  the  Franvale   facility   instituted  a
proceeding under Chapter 11 of the Federal Bankruptcy Code. The net assets and liabilities of this facility are shown as discontinued operations on the accompanying financial statements.

Note B - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The accompanying financial statements should be read in conjunction with the June 30, 1998 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 13, 1998.


Note C - Subsequent Events

     In January, 1999 the Company closed it's remaining outpatient facility in Salem, Virginia and is currently negotiating the sale of the property held by Pioneer Counseling of Virginia, Inc. The accompanying financial statements reflect the write down of $304,994 of the intangible assets of Pioneer Counseling of Virginia, Inc. and operating losses of $122,358 for the quarter ended December 31, 1998.

Note D - Extraordinary Gain

      During the quarter ended December 31, 1998 the Company recognized an extraordinary gain of $1,089,076 which resulted from the partial liquidation of the assets and liabilities of the Franvale Nursing and Rehabilitation Center whose parent company, Quality Care Centers of Massachusetts, Inc., filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code on October 5, 1998. This gain represents approximately one half of the total expected realizable gain. The balance of the gain will be recognized when the bankruptcy case is final and all legal fees and claims against PHC, Inc. have been resolved.

Item 2.     Management's Discussion and Analysis or Plan of Operation


                       PHC, INC. and Subsidiaries
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations

      Net patient care revenue decreased 12.4% to $4,552,961 for the three months ended December 31, 1998 from $5,196,280 for the three months ended December 31, 1997 and 8.6% to $9,264,803 for the six months ended December 31, 1998 from $10,140,492 for the six months ended December 31, 1997. This decrease in revenue is due primarily to the close of the Rhode Island facility in May, 1998 and the phase out and close of the Pioneer Counseling of Virginia operations.

      Patient care expenses decreased 14.7% to $2,485,632 for the three months ended December 31, 1998 from $2,912,131 for the three months ended December 31, 1997 and 13.5% to $4,921,848 for the six months ended  December  31,  1998  from  $5,686,348  for  the six  months  ended
December 31, 1997. This decrease in expenses is a result of the continued reengineering of all subsidiaries. Administrative expenses have also decreased 21.9% to $1,868,655 for the three months ended December 31, 1998 from $2,392,919 for the three months ended December 31, 1997 and 18.4% to $3,774,572 for the six months ended December 31, 1998 from $4,627,498 for the six months ended December 31, 1997. This decrease in expenses is also a result of the reengineering and streamlining of all operations. The Company continues to view receivables most conservatively by increasing it's provision for doubtful accounts by 52.9% to $788,130 for the three months ended December 31, 1998 from $515,471 for the three months ended December 31, 1997 and 14.5% to $1,144,320 for the six months ended December 31, 1998 from $999,249 for the six months ended December 31, 1997.

      During the quarter ended December 31, 1998 the Company recognized an extraordinary gain of $1,089,076 which resulted from the partial liquidation of the assets and liabilities of the Franvale Nursing and Rehabilitation Center whose parent company, Quality Care Centers of Massachusetts, Inc., filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code on October 5, 1998. This gain represents approximately one half of the total expected realizable gain. The balance of the gain will be recognized when the bankruptcy case is final and all legal fees and claims against PHC, Inc. have been resolved.

Liquidity and Capital Resources

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the quarter ended December 31, 1998 by 11.5%, approximately $861,000. This is a result of increased collection activity and more aggressive bad debt write offs and higher reserve accounts. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

      During the quarter ended December 31, 1998 the former owners of Behavioral Stress Centers, Inc., now BSC-NY, Inc., were issued 304,097 shares of PHC, Inc. Class A Common Stock as part of the price guarantee provided by their earn-out consideration for the year ended October 31, 1997.

      During the quarter ended December 31, 1998 the Company issued $500,000 in 12% convertible debentures to private investors in order to retire older more costly debt. These debentures are convertible in $1,000.00 increments for 500 shares of PHC, Inc. Class A Common Stock and expire December 2, 2004.

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

Year 2000 Compliance

      The Company has been unable to reach an agreement with its Information Systems Vendor to upgrade its current accounts receivable software to accommodate a four digit year and bill, track and age receivables accordingly. The Company is currently pursuing other software packages which are already year 2000 compliant and in the interim has contacted each facilities' fiscal intermediaries requesting an extension of time beyond the HCFA April 5, 1999 deadline for year 2000 compliance. The Company has also contracted with another company to provide case management software which is year 2000 compliant. This software has already been installed at Pioneer Development and Support Services in Utah and is currently being modified to meet the needs of Harmony Healthcare in Nevada. The Company has already upgraded network software at some locations and is currently upgrading hardware to accommodate the software upgrade at all other locations.

      The Company is currently in the process of contacting each third party payor of accounts receivable, landlords, financial institutions, major suppliers of essential products and utilities to request the status of their year 2000 compliance.

      To date the Company has expended approximately $46,000 on items relating to the year 2000 issues and anticipates approximately $170,000 in additional expenses relating to the upgrade of Company's computer and telephone systems.

PART II         OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of stockholders was held on December 23, 1998.In addition to the election of directors (with regards to which (I) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (II) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (III) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 1999.

           The stockholders also voted to amend the 1993 Employee Stock Purchase and Option Plan to increase the number of shares of Class A Common Stock available for issuance thereunder from 400,000 to 1,000,000 shares.

Item 6.   Exhibits

Exhibit No.                      Description


      4.20 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000.
      4.21  Securities   Purchase   Agreement  for  12%  Convertible
            Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock.
      4.22 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998.
      4.23  Warrant   Agreement  by  and  between  PHC,   Inc.,  and
            National Securities Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock.
      4.24 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common
            Stock dated  January 1, 1999;  and 10,000     shares of
            Class A Common Stock dated February 1, 1999.
    10.67 Amendment to Overline Letter Agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated June 8, 1998 extending the maturity date from November 10, 1998 to May 10, 1999.
     10.68 The Overline Letter agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998 extending the maturity date from November 10, 1998 to May 10, 1999
     10.69 Financial Advisory and Consultant Agreement by and between National Securities Corporation and PHC, Inc. dated 01/05/99

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHC, Inc. Registrant


Date:  February 12, 1999                        /s/ Bruce A. Shear
                                                     President
                                                     Chief Executive Officer

Date:  February 12, 1999                        /s/ Paula C. Wurts
                                                     Controller
                                                     Assistant Treasurer

EXHIBIT INDEX                  DESCRIPTION

       27   Financial Data Schedule
     4.20 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000.
     4.21 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock.
     4.22 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998.
     4.23 Warrant Agreement by and between PHC, Inc., and National Securities Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock.
     4.24 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999.
    10.67 Amendment to Overline Letter Agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated June 8, 1998 extending the maturity date from November 10, 1998 to May 10, 1999.
    10.68 The Overline Letter agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998 extending the maturity date from November 10, 1998 to May 10, 1999.
    10.69 Financial Advisory and Consultant Agreement by and between National Securities Corporation and PHC, Inc. dated 01/05/99.

Exhibit 4.20

THIS SECURITY AND THE SECURITIES TO BE ISSUED UPON ITS CONVERSION HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MANY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO REGISTRATION UNDER THE ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT AND APPLICABLE STATE SECURITIES LAWS.

December 3, 1998                                                  U.S. $500,000

                                    PHC, INC.
                            12% CONVERTIBLE DEBENTURE
                              DUE December 2, 2004


     FOR VALUE RECEIVED, PHC, Inc., a Massachusetts corporation (the "Company"), promises to pay, Dean & Co., a Wisconsin nominee partnership, and its successors and assigns (the "Holder"), the principal sum of Five Hundred Thousand United States Dollars (U.S. $500,000) on December 2, 2004, (the "Maturity Date") and to pay interest on the principal sum outstanding at the rate of 12% per annum due and payable quarterly. Accrual of interest shall commence on the first Business Day to occur after the date hereof and shall continue until payment in full of the principal sum has been made or duly provided for. The interest so payable will be paid to the person in whose name this Debenture is registered on the records of the Company regarding registration and transfers of this Debenture (the "Debenture Register"); provided, however, that the Company's obligation to a transferee of this Debenture arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions hereof. The principal of, and interest on, this Debenture are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder hereof from time to time. The Company will pay the principal of and all accrued and unpaid interest due upon this Debenture on the Maturity Date, without deduction or withholding, to the Holder of this Debenture as of the tenth day prior to Maturity Date and addressed to such Holder at the last address appearing on the Debenture Register.

     This Debenture is subject to the following additional provisions:

     1. The Company shall not withhold from any payments of principal of, and interest on, this Debenture any amounts whatsoever.

     2. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

     3. Subject to the limitations imposed by Section 7(c) of this Debenture, the Holder of this Debenture is entitled, at any time, at its option to convert (the "Conversion Option") all or a portion of the original principal amount and all accrued and unpaid interest (the "Outstanding Amount") of this Debenture into units (the "Units"). Each Unit shall consist of Five Hundred (500) fully paid and non-assessable shares of Class A common stock, $.01 par value, of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of $1,000 per Unit.

     4. Conversions of this Debenture shall be effectuated by surrendering this Debenture (with a copy, by facsimile or courier) to the Company with the Form of Conversion Notice (attached hereto as Exhibit A) executed by the Holder of this Debenture evidencing such Holder's intention to convert this Debenture or a specified portion (as above provided) hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. No fractions or scrip representing fractions of Units will be issued on conversion, but the Holder shall be entitled to a cash payment equal to $1,000 multiplied by the fraction of a Unit to which the Holder would otherwise be entitled to but for this sentence. The date on which notice of conversion is given shall be deemed to be the date on which the Holder has delivered this Debenture, with the conversion notice duly executed, to the Company, or if earlier, the date set forth in such notice of conversion if the Debenture is received by the Company within three
(3) Business Days thereafter.

     5. No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and redemption premium (if any) and interest on, this Debenture at the time, place and rate, and in the coin or currency, herein prescribed.

     6. The Company hereby expressly waives demand and presentation for payment, notice of nonpayment, protest, notice of protest, notice of dishonor, notice of acceleration or intent to accelerate, bringing of suit and diligence in taking any action to collect amounts called for hereunder and shall be directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and without any notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder.

     7. This Debenture is subject to prepayment in accordance with the following provisions:

     (a) Required Prepayment Upon Change of Control or a Material Change in the Company's Business. Upon the occurrence of any transaction involving a Change of Control of the Company or an action or a series of actions by the Company out of ordinary course of the behavioral healthcare business which would have a Material Adverse Effect on the Company, without the prior written consent of the Holder, the Company shall within thirty (30) Business Days after notice requiring such prepayment from the Holder, prepay the principal amount of the Debenture in full, plus accrued interest thereon to the date of prepayment. The Company shall give the Holder written notice of a transaction involving a Change in Control of the Company or an action or a series of actions by the Company out of the ordinary course of the behavioral healthcare business which would have a Material Adverse Effect on the Company, not later than twenty (20) Business Days prior to the stockholders' meeting called to approve such transaction, or twenty
(20) Business Days prior to the closing of such transaction, whichever is earlier, and shall also notify the Holder in writing of the final approval of such transaction.

     (b) Put Rights.

     (i) Subject to the limitations hereinafter set forth, the Holder shall have the right at any time, and from time to time, during the period beginning on December 3, 2001 and ending on the Maturity Date, at its option, upon written notice to the Company, to require the Company to purchase all or a portion of this Debenture (any such right being herein called a "Put Right"). The price to be paid to the Holder upon the exercise of a Put Right shall be an amount equal to the portion of the principal amount of the Debenture the Holder requires the Company to purchase plus any accrued interest as of the date of the exercise of a Put Right (the "Put Right").

     (ii) The exercise of Put Rights shall take place on the thirtieth (30th) Business Day following the date of the notice exercising such Put Right is given to the Company, unless another date is mutually agreed upon by the Company and the Holder (the "Put Closing Date"). Payment of the Put Price payable by the Company on the Put Closing Date shall be made by the Company as follows: (x) by the payment of a lump sum cash payment in immediately available funds on the Put Closing Date in an amount equal to the Put Price; or (y) by the payment of ten
(10) consecutive equal monthly installments of the Put Price plus interest on the portion of the principal amount of this Debenture the Company is required to purchase at a per annum rate of 12% (each, a "Put Installment Payment") with the first Put Installment Payment being due and payable thirty (30) Business Days from the Put Closing Date.

     (iii) The Put Prices and each Put Installment Payment pursuant to the exercises of Put Rights shall be determined and calculated in accordance with paragraphs (i) and (ii) of this subsection 7(b) by the Company's regularly engaged independent accountants. The Company shall cause such accountants to deliver to the Company and the Holder, not later than fifteen (15) Business Days prior to each Put Closing Date, a written statement, signed by such accountants, setting forth in reasonable detail the respective prices and the calculation thereof and stating that such calculation was based on the books and records of the Company and was made and delivered pursuant to this subsection 7(b).

     (c) Call Rights.

     (i) Subject to the limitations hereinafter set forth, the Company shall have the right at any time, and from time to time, during the period beginning on December 3, 2001 and ending on the Maturity Date, at its option, upon written notice to the Company, to purchase all or any portion of the Debenture (any such right being herein called a "Call Right"). The price to be paid to the Holder upon the exercise of a Call Right shall be an amount equal to 101% of the portion of the principal amount of the Debenture being purchased plus any accrued interest as of the date of the exercise of a Call Right (the "Call Price").

     (ii) The Holder shall have twenty (20) Business Days from the date of the notice exercising a Call Right (a "Call Notice") is given to the Holder to exercise its Conversion Right with respect to all or a portion of the portion of the principal amount of this Debenture the Company desires to purchase. If the Holder does not exercise its Conversion Right with respect to the entire portion of the principal amount of the Debenture the Company desires to purchase, the exercise of Call Rights shall take place on the thirtieth (30th) Business Days following the date of the Call Notice, unless another date is mutually agreed upon by the Company and the Holder (the "Call Closing Date"). The Call Price payable by the Company on the Call Closing Date shall be reduced by the portion of the principal amount of this Debenture converted into Units by the Holder within twenty (20) Business Days from the date of the Call Notice. Payment of the Call Price payable by the Company on the Call Closing Date shall be made by the Company as follows: (x) by the payment of a lump sum cash payment in immediately available funds on the Call Closing Date in an amount equal to the Call Price; or (y) by the payment of ten (10) consecutive equal monthly installments of the Call Price plus interest on the portion of the principal amount of this Debenture being purchased by the Company on the Call Closing Date at a per annum rate of 12% (each, a "Call Installment Payment") with the first Put Installment Payment being due and payable thirty (30) Business Days from the Put Closing Date.

     (iii) The Call Prices and each Call Installment Payment pursuant to the exercises of Call Rights shall be determined and calculated in accordance with paragraphs (i) and (ii) of this subsection 7(c) by the Company's regularly engaged independent accountants. The Company shall cause such accountants to deliver to the Company and the Holder, not later than fifteen (15) Days prior to each Call Closing Date, a written statement, signed by such accountants, setting forth in reasonable detail the respective prices and the calculation thereof and stating that such calculation was based on the books and records of the Company and was made and delivered pursuant to this subsection 7(c).

     8. The Company agrees to pay all costs and expenses, including reasonable attorney's fees, which may be incurred by Holder in collecting any amount due under this Debenture.

     9. Upon the occurrence of an Event of Default (as defined below), the Holder may, at the Holder's option, and without further notice, declare all amounts payable under this Debenture, including the unpaid principal balance of this Debenture plus accrued interest thereon, immediately due and payable, and exercise any or all other rights and remedies available under this Debenture or applicable law. An "Event of Default" shall mean any one or more of the following events (a) the Company's failure to pay when due any payment of principal or interest or any other sum required to be paid under this Debenture within ten (10) Business Days any such sums are due and payable; (b) any dissolution of the Company; (c) the appointment of a receiver, conservator or liquidator of or for the Company, whether voluntary or, in respect of an appointment which is not dismissed within thirty (30) Business Days thereafter, involuntary; (d) a general assignment for the benefit of the Company's creditors; or (e) the filing of a voluntary petition in bankruptcy or the approval of an involuntary petition in bankruptcy, with respect to the Company, or the filing of an involuntary petition in bankruptcy with respect to the Company which is not dismissed within sixty (60) Business Days after its filing.

     10. The following terms shall have the respective meanings ascribed to them herein:

     "Business Day" shall mean any 24-hour day beginning at 12:01 a.m. prevailing Eastern time on which banks are required to be open to carry on their normal business in the Commonwealth of Massachusetts and on which the wire transfer system of the Federal Reserve is operational.

     "Change in Control" means (i) the acquisition of the Company by another entity or individual by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company or a merger of the Company with a wholly owned subsidiary of the Company that does not result in any change in beneficial ownership of the Company), (ii) a sale of all or substantially all of the assets of the Company or (iii) any transaction or series of related transactions involving the sale, transfer or assignment of more than fifty percent (50%) of the voting power of the Company.

     "Material Adverse Effect" means, with respect to the Company, any event, change or effect, or series of related effects, which (i) has an impact upon the financial condition, business or results of operations of the Company in excess of $100,000 and (ii) impairs the ability of the Company to consummate the transactions contemplated by this Debenture.

     11. In case any provision of this Debenture is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Debenture will not in any way be affected or impaired thereby.

     12. This Debenture shall be governed by, and construed in accordance with the laws of the Commonwealth of Massachusetts.

     IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

                                         PHC, INC.



Dated: December 3, 1998                  By: /s/  Bruce A. Shear
                                         Title:   President

                                    EXHIBIT A

                              NOTICE OF CONVERSION

     (To be executed by the Registered Holder in order to Convert the Debenture)

     The undersigned hereby irrevocably elects to convert $ _________ of the above Debenture into Units of PHC, Inc. (the "Company") according to the conditions set forth in the Debenture, as of the date written below.




                                    __________________________
                                    Date of Conversion*


                                    __________________________
                                    Applicable Conversion Price



                                    __________________________
                                    Principal Amount Converted



                                    __________________________
                                    Units Issuable on Conversion


                                    __________________________
                                    DEAN AND COMPANY

                                    By:  ______________________________
                                           Name:
                                           Title:




* The original Debenture and Notice of Conversion must be received by the Company by the third Business Day following the Date of Conversion.



                                        1

H-\WP\HOME\PHC\EXHIBIT.

Exhibit 4.21


                          SECURITIES PURCHASE AGREEMENT

PHC, Inc.
200 Lake Street, Suite 102
Peabody, Massachusetts  01960

Gentlemen:

     The undersigned hereby agrees to purchase that certain 12% Convertible Debenture issued by PHC, Inc. (the "Company") in the principal amount of $500,000 with a maturity date of December 2, 2004, attached hereto and incorporated herein by reference (the "Debenture") and that certain Warrant to purchase a maximum of Twenty-Five Thousand (25,000) shares of the class A common stock of the Company, attached hereto and incorporated herein by reference (the "Warrant") (the Warrant and the Debenture shall be hereinafter referred to collectively as the "Securities").

Section 1. The Securities

     The Company is offering to sell the Securities to the undersigned for $500,000 (the "Purchase Price") payable in full in cash or by available wired funds upon the execution and delivery of this Securities Purchase Agreement.

     THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER STATE SECURITIES LAWS AND IS BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE ACT AND SUCH LAWS. THE SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM.

     THE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT, AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. INVESTORS SHOULD BE AWARE THAT THEY WILL BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.

Section 2. Purchase of the Securities

     The undersigned hereby agrees to purchase the Securities and is tendering herewith cash or available wired funds to the Company in payment of the Purchase Price.

Section 3. Undersigned's Representations and Warranties

The undersigned represents, warrants, and covenants to the Company that:

     (i) The undersigned has such knowledge and experience in financial and business matters that the undersigned is capable of evaluating the merits and risks of the investment in the Company.

     (ii) The undersigned is acquiring the Securities for its own account, for investment and not with a view to the distribution thereof within the meaning of the Act.

     (iii) The undersigned understands that (a) the Securities have not been, and will not be, registered under the Act, and (b) the Securities may not be transferred unless the disposition thereof is registered under the Act or exempt from such registration and the undersigned provides the Company with an opinion of counsel satisfactory to the Company to the effect that the sale, transfer, assignment, offer, pledge or distribution for value of the Securities will not result in a violation of the Act or any applicable Blue Sky law or similar laws effecting the sale of securities.

     (iv) The undersigned is (a) an accredited investor as defined under Rule 501(a) of Regulation D of the Act, (b) has had opportunities to ask questions of the officers of the Company and (c) has received all information as it has deemed necessary or appropriate as a prudent investor knowledgeable in evaluating the purchase of securities similar to the Securities with similar investment risks attendant to the purchase of the Securities.

Section 4. Applicable Law

     This Securities Purchase Agreement and all rights hereunder shall be governed by, and interpreted in accordance with, the laws of the Commonwealth of Massachusetts without reference to any conflict of laws.

     IN WITNESS WHEREOF, the undersigned has executed this Securities Purchase Agreement to purchase the Securities on this ______ day of ______, 1998.

                               Dean & Co., a Wisconsin nominee partnership

                               By:     _____________________________________
                               Name:   _____________________________________
                               Title:  ______________________________________

                                   ACCEPTANCE

    The foregoing offer is hereby accepted this 3rd day of December, 1998.

                               PHC, Inc.

                               By:  /s/ Bruce A. Shear
                                        President



H:\HIRSCHB\WP\HOME\PHC\secagmt.wpd

Exhibit 4.22

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



Shares Issuable Upon Exercise:            Up to 25,000 shares of Class A Common
                                          Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires December 31, 2004

     THIS CERTIFIES THAT, for value received, Dean & Co., a Wisconsin nominee partnership, is entitled to subscribe for and purchase a maximum of Twenty Five Thousand (25,000) shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean December 31, 1998.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to December 31, 2004.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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



                               PHC, INC.


                               By:  ____________________________
                                       Bruce A. Shear, President
                               Date:   December 3, 1998

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

                                   Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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

Exhibit 4.23

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


Shares Issuable Upon Exercise:      Up to  37,500  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                             Expires January 5, 2004

     THIS CERTIFIES THAT, for value received, National Securities Corporation is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.45 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean January 5, 1999.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to January 5, 2004.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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

     4.4 No Impairment. The Company will not, by amendment of its Charter or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Article 4 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder of this Warrant Agreement against impairment. .

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

     11. Notices. Any notice, request or other document required or permitted to be given or delivered to the holder hereof or the Company shall be delivered in the manner set forth in the Letter Agreement.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    January 5, 1999

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

                                 Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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

Exhibit 4.24

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


Shares Issuable Upon Exercise:      Up to  10,000  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires December 1, 2003

     THIS CERTIFIES THAT, for value received, George H. Gordon is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the Charter"), and the term "Grant Date" shall mean December 1, 1998.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to December 1, 2003.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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

      11.  Notices.   Any  notice,   request  or  other  document  required  or
 permitted to be given or delivered to the holder hereof or the Company shall be delivered in the manner set forth in the Letter Agreement.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    December 1, 1998

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



_______________________________
Signature


_________________
Date

                                   Exhibit A-2

                               Notice of Exercise

To:

     1. Contingent upon and effective immediately prior to the closing (the "Closing) of the Company's public offering contemplated by the Registration Statement of Form S _____________, filed ______________, ______ the undersigned hereby elects to purchase Shares of the Company (or such lesser number of Shares as may be sold on behalf of the undersigned at the Closing) pursuant to the terms of the attached Warrant.

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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



_______________________________
Signature


_________________
Date



warrants.dot

THE SECURITIES REPRESENTED BY THIS WARRANT (AND THE SECURITIES ISSUABLE UPON THE SECURITIES REPRESENTED BY THIS WARRANT (AND THE SECURITIES ISSUABLE UPON EXERCISE OF THIS WARRANT) HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, OR ANY STATE SECURITIES STATUTE. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND MAY NOT BE SOLD, MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933 AND ANY APPLICABLE STATE SECURITIES STATUTE, OR UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE THEREUNDER.


Shares Issuable Upon Exercise:  Up to 10,000 shares of the Class A Common Stock,
                                $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                             Expires January 1, 2004

     THIS CERTIFIES THAT, for value received, George H. Gordon is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean January 1, 1999.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to January 1, 2004.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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

     7.2 Disposition of Warrants and Shares. With respect to any offer, sale or other disposition of this Warrant or any Shares acquired pursuant to the exercise of this Warrant prior to registration of this Warrant or such Shares, the holder hereof and each subsequent holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holder's counsel, if reasonably requested by the Company (and, in such case, such counsel and opinion must be reasonably acceptable to the Company), to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Securities Act of 1933 (the "Act") as then in effect or any federal or state law then in effect) and indicating whether or not under the Act certificates for this Warrant or such Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to insure compliance with the Act. Each certificate representing this Warrant or the Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to ensure compliance with the Act, unless in the aforesaid opinion of counsel for the holder, such legend is not required in order to ensure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with the foregoing restrictions.

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

     11. Notices. Any notice, request or other document required or permitted to be given or delivered to the holder hereof or the Company shall be delivered in the manner set forth in the Letter Agreement.

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



                               PHC, INC.


                               By:  /s/  Bruce A. Shear, President
                               Date:    January 1, 1999

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

                                 Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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


Shares Issuable Upon Exercise:      Up to  15,000  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires December 31, 2003

     THIS CERTIFIES THAT, for value received, Hubbard Company, Inc., and/or its designees is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.50 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean December 31, 1998.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to December 31, 2003.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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

     11. Notices. Any notice, request or other document required or permitted to be given or delivered to the holder hereof or the Company shall be delivered in the manner set forth in the Letter Agreement.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    December 31, 1998

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

                                   Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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


Shares Issuable Upon Exercise       Up to 15,000  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires December 31, 2003

     THIS CERTIFIES THAT, for value received, Hubbard Company, Inc., and/or its designees is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $2.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean December 31, 1998.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to December 31, 2003.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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

     7. Compliance with Securities Act, Disposition of Shares.

     7.1 Compliance with Securities Act. The holder of this Warrant, by acceptance hereof, reconfirms the representations made by the Purchaser in a letter agreement with the Company as of the date hereof (the ""Letter Agreement") and agrees to the placement of a restrictive transfer legend on this Warrant and the certificates representing the shares.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    December 31, 1998

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

                                   Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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


Shares Issuable Upon Exercise       Up to 50,000  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires December 31, 2003

     THIS CERTIFIES THAT, for value received, Hubbard Company, Inc., and/or its designees is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $2.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean December 31, 1998.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to December 31, 2003.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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

     7. Compliance with Securities Act, Disposition of Shares.

     7.1 Compliance with Securities Act. The holder of this Warrant, by acceptance hereof, reconfirms the representations made by the Purchaser in a letter agreement with the Company as of the date hereof (the ""Letter Agreement") and agrees to the placement of a restrictive transfer legend on this Warrant and the certificates representing the shares.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    December 31, 1998

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

                                   Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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


Shares Issuable Upon Exercise:      Up to 10,000  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires December 31, 2003

     THIS CERTIFIES THAT, for value received, Hubbard Company, Inc. is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean December 31, 1998.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to December 31, 2003.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    December 31, 1998

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

                                   Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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


Shares Issuable Upon Exercise:      Up to 10,000  shares of the Class A Common
                                    Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                            Expires February 1, 2004

     THIS CERTIFIES THAT, for value received, Hubbard Company, Inc. is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean February 1, 1999.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to February 1, 1999.

     Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an "accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

     2. Method of Exercise. The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in part and from time to time, by either, at the election of this holder, (a) the surrender of the Warrant (with the notice of exercise form attached hereto as Exhibit A-1 duly executed) at the principal office of the Company and by the payment to the Company by certified or bank check or by wire transfer, of an amount equal to the then applicable Warrant Price multiplied by the number of shares then being purchased or (b) if in connection with a registered public offering of the Company's securities (provided that such offering includes the shares), the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A-2 duly executed) at the principal office of the Company together with notice of arrangements reasonably satisfactory to the Company and any underwriter, in the case of an underwritten registered public offering, for payment to the Company either by certified or bank check or by wire transfer of from the proceeds of the sale of Shares to be sold by the holder in such public offering of an amount equal to the then applicable Warrant Price per Share multiplied by the number of Shares then being purchased. The person or persons in whose name(s) any certificate(s) representing Shares which shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the shares represented thereby (and such shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is exercised and the then applicable Warrant Price paid. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof as soon as possible and in any event within ten (10) days of receipt of such notice and payment of the then applicable Warrant Price and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such ten-day period.

     3. Stock Fully Paid; Reservation of Shares. All shares that may be issued upon the exercise of the rights represented by this Warrant will upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by the Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of Class A Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of the Warrant Agreement and the Warrant Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

     4.1 Reclassification. In case of any reclassification, change or conversion of the Company's Class A Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), the Company, shall execute a new Warrant
Agreement (in form and substance reasonably satisfactory to the Holder) providing that the Holder of this Warrant Agreement shall have the right to exercise such new Warrant Agreement and upon such exercise and payment of the then applicable Warrant Price to receive, in lieu of each Share theretofore issuable upon exercise of this Warrant Agreement, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification or change by a holder of one share of Class A Common Stock. Such new Warrant Agreement shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section
4.1. The provisions of this Section 4.1 shall similarly apply to successive reclassifications and changes.

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



                               PHC, INC.


                               By:  /s/ Bruce A. Shear, President
                               Date:    February 1, 1999

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

                                   Exhibit A-2

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

     2. Please deliver to the custodian for the selling shareholders a certificate representing the Shares being so purchased.

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



_______________________________
Signature


_________________
Date



warrants.dot

Exhibit 10.67


                                November 10, 1998



PHC, Inc.
200 Lake Street
Suite 102
Peabody, Massachusetts 01960
Attention: Bruce A. Shear, President

      Re: Amendment to Overline Letter Agreement dated June 8, 1998 ("Overline Facility") pursuant to the Loan and Security Agreement dated February 18, 1998 (the "Loan Agreement") by and among PHC OF MICHIGAN, INC., PHC OF UTAH, INC., PHC OF VIRGINIA, INC., PHC OF RHODE ISLAND, INC., and PIONEER COUNSELING OF VIRGINIA, INC. (collectively, "Borrower") and by HCFP FUNDING, INC. ("Lender")

Gentlemen:

     Borrower has requested that the maturity date of the Overline Facility be extended from November 10, 1998 to May 10, 1999. Lender is willing to so extend the Maturity Date on the conditions set forth in this Letter Agreement.

     1. Borrower acknowledges that the current balance of the Overline Facility is Two Hundred Thousand and 00/100 Dollars ($200,000.00)

      2. On each of February 10, 1999, March 10, 1999 and April 10, 1999, Borrower agrees to make a principal payment of Fifty Thousand and 00/100
Dollars ($50,000.00) (each, a "Required Payment"). On May 10, 1999 (the "Maturity Date"), Borrower agrees to make a balloon principal payment of Fifty Thousand and 00/100 Dollars plus any other unpaid principal.

     3. If Borrower does not make a Required Payment when due, then Lender, at its sole option and in the exercise of its sole discretion, may (a) declare an immediate Event of Default under the Loan Agreement, or (b) for each missed Required Payment, transfer to the principal balance of the Overline Facility the amount of Fifty Thousand and 00/100 Dollars from the principal balance of the Secured Bridge Note made by PHC, Inc. in favor of HCFP Funding II, Inc., an affiliate of Lender, dated as of March 10, 1998 (as the note has been or may be amended from time to time, the "Bridge Note"). If Lender chooses option (b), then PHC, Inc. agrees to execute such amendments to the Bridge Note and such other documents and instruments as may be necessary to consummate the transfer of the principal.

     4. Concurrently with the execution of this Letter Agreement, Borrower will pay to Lender an extension fee of Seventeen Thousand Five Hundred and 00/100 Dollars ($17,500.00).





                                Corporate Office
           2 Wisconsin Circle, 4th Floor o Chevy Chase, Maryland 20815
              Tel: 301.961.1640 - Fax: 301.664.9860 - www.hcfp.com

PHC, Inc.
November 10, 1998
Page 2

     5. Borrower and Bruce A. Shear acknowledge that the Unconditional Guaranty of Payment and Performance executed by Mr. Shear in favor of Lender relating to the Overline Obligations remains in full force and effect.

     6. Except as specifically modified by this Letter Agreement, the Overline Facility, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

     The execution, delivery and effectiveness of this Letter Agreement shall not, except as expressly provided in this Letter Agreement, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments and agreements executed or delivered in connection with the Loan Agreement.

     If the foregoing terms are acceptable to Borrower, please sign this Letter Agreement where indicated and return it to Lender.

                                          Very truly yours,

                                          HCFP FUNDING, INC.


                                          By:  _____________________________
                                          Name:
                                          Title:


     EACH OF THE UNDERSIGNED AGREES TO THE TERMS SET FORTH ABOVE AS OF THIS 10th DAY OF NOVEMBER, 1998.


                                    PHC, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                             [SIGNATURES CONTINUED]






H:\WP\LEGAL\CLIENTS\PHCINC\Overline2ext.wpd

PHC, Inc.
November 10, 1998
Page 3

                                    PHC OF MICHIGAN, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                                    PHC OF UTAH, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                                    PHC OF VIRGINIA, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                                    PHC OF RHODE ISLAND, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President





                             [SIGNATURES CONTINUED]





H:\WP\LEGAL\CLIENTS\PHCINC\Overline2ext.wpd

PHC, Inc.
November 10, 1998
Page 4

                                    PIONEER COUNSELING OF VIRGINIA, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President
















H-\WP\LEGAL\CLIENTS\PHCINC\Overline2ext.wpd

Exhibit 10.67


                                November 10, 1998



PHC, Inc.
200 Lake Street
Suite 102
Peabody, Massachusetts 01960
Attention: Bruce A. Shear, President

      Re: Amendment to Overline Letter Agreement dated June 8, 1998 ("Overline Facility") pursuant to the Loan and Security Agreement dated February 18, 1998 (the "Loan Agreement") by and among PHC OF MICHIGAN, INC., PHC OF UTAH, INC., PHC OF VIRGINIA, INC., PHC OF RHODE ISLAND, INC., and PIONEER COUNSELING OF VIRGINIA, INC. (collectively, "Borrower") and by HCFP FUNDING, INC. ("Lender")

Gentlemen:

     Borrower has requested that the maturity date of the Overline Facility be extended from November 10, 1998 to May 10, 1999. Lender is willing to so extend the Maturity Date on the conditions set forth in this Letter Agreement.

     1. Borrower acknowledges that the current balance of the Overline Facility is Two Hundred Thousand and 00/100 Dollars ($200,000.00)

      2. On each of February 10, 1999, March 10, 1999 and April 10, 1999, Borrower agrees to make a principal payment of Fifty Thousand and 00/100
Dollars ($50,000.00) (each, a "Required Payment"). On May 10, 1999 (the "Maturity Date"), Borrower agrees to make a balloon principal payment of Fifty Thousand and 00/100 Dollars plus any other unpaid principal.

     3. If Borrower does not make a Required Payment when due, then Lender, at its sole option and in the exercise of its sole discretion, may (a) declare an immediate Event of Default under the Loan Agreement, or (b) for each missed Required Payment, transfer to the principal balance of the Overline Facility the amount of Fifty Thousand and 00/100 Dollars from the principal balance of the Secured Bridge Note made by PHC, Inc. in favor of HCFP Funding II, Inc., an affiliate of Lender, dated as of March 10, 1998 (as the note has been or may be amended from time to time, the "Bridge Note"). If Lender chooses option (b), then PHC, Inc. agrees to execute such amendments to the Bridge Note and such other documents and instruments as may be necessary to consummate the transfer of the principal.

     4. Concurrently with the execution of this Letter Agreement, Borrower will pay to Lender an extension fee of Seventeen Thousand Five Hundred and 00/100 Dollars ($17,500.00).





                                Corporate Office
           2 Wisconsin Circle, 4th Floor o Chevy Chase, Maryland 20815
              Tel: 301.961.1640 - Fax: 301.664.9860 - www.hcfp.com

PHC, Inc.
November 10, 1998
Page 2

     5. Borrower and Bruce A. Shear acknowledge that the Unconditional Guaranty of Payment and Performance executed by Mr. Shear in favor of Lender relating to the Overline Obligations remains in full force and effect.

     6. Except as specifically modified by this Letter Agreement, the Overline Facility, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

     The execution, delivery and effectiveness of this Letter Agreement shall not, except as expressly provided in this Letter Agreement, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments and agreements executed or delivered in connection with the Loan Agreement.

     If the foregoing terms are acceptable to Borrower, please sign this Letter Agreement where indicated and return it to Lender.

                                          Very truly yours,

                                          HCFP FUNDING, INC.


                                          By:  _____________________________
                                          Name:
                                          Title:


     EACH OF THE UNDERSIGNED AGREES TO THE TERMS SET FORTH ABOVE AS OF THIS 10th DAY OF NOVEMBER, 1998.


                                    PHC, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                             [SIGNATURES CONTINUED]






H:\WP\LEGAL\CLIENTS\PHCINC\Overline2ext.wpd

PHC, Inc.
November 10, 1998
Page 3

                                    PHC OF MICHIGAN, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                                    PHC OF UTAH, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                                    PHC OF VIRGINIA, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President


                                    PHC OF RHODE ISLAND, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President





                             [SIGNATURES CONTINUED]





H:\WP\LEGAL\CLIENTS\PHCINC\Overline2ext.wpd

PHC, Inc.
November 10, 1998
Page 4

                                    PIONEER COUNSELING OF VIRGINIA, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                              President
















H-\WP\LEGAL\CLIENTS\PHCINC\Overline2ext.wpd

Exhibit 10.68

                              HealthCare Financial
                                 P A R T N E R S

                                November 10, 1998



Mr. Bruce Shear
PHC, Inc.
200 Lake Street
Suite 102
Peabody, Massachusetts 01960

      Re: The Overline Letter Agreement dated as of June 8, 1998 (as it has been amended, the "Overline Facility") entered into pursuant to the Loan and Security Agreement dated February 18, 1998 (the "Loan Agreement") by and among PHC OF MICHIGAN, INC., PHC OF UTAH, INC., PHC OF VIRGINIA, INC., PHC OF RHODE ISLAND, INC., and PIONEER COUNSELING OF VIRGINIA, INC. (collectively, "Borrower") and HCFP FUNDING, INC. ("Funding"), and the Secured Bridge Note dated as of March 10, 1998 (as it has been amended, the "Term Note" made by PHC, INC. in favor of HCFP FUNDING II, INC. ("Funding II" )

Dear Bruce:

     This letter is a follow-up to the telephone conference of this morning with Richard Dine. The Maturity Date for the Overline Facility and the Term Note was November 10, 1998. We have furnished to you, and you have signed, Amendment No. 2 to Secured Term Note (the "Term Amendment"), which extends the Maturity Date of the Term Loan until May 10, 1999 in consideration of Borrower's payment of an extension fee of $17,500.00. We have also furnished to you, but you have not signed, the Overline Letter Agreement Amendment (the "Overline Amendment"), which would extend the Maturity Date of the Overline Loan until May 10, 1999 in consideration of Borrower's payment of an extension fee of $17,500.00. You have not signed the Overline Amendment for the stated reason that you do not believe that Borrower should pay a separate $17,500.00 fee for the extension of the Maturity Date of the Overline Loan.

     As the Maturity Date for the Overline Loan has passed while the Overline Loan remains outstanding, an Event of Default has occurred under the Overline Letter Agreement and under the Loan Agreement. To cure this Event of Default, Funding is today charging to the revolving line of credit an extension fee of $17,500.00. Once the extension fee has been so paid, the Maturity Date for the Overline Loan shall be May 10, 1999.








H:\WP\LEGAL\CLIENTS\PHCINC\NovemberFee.wpd

                                Corporate Office
           2 Wisconsin Circle, 4th Floor o Chevy Chase, Maryland 20815
              Tel: 301.961.1640 o Fax: 301.664.9860 - www.hcfp.com

Mr. Bruce Shear
PHC, Inc.
November 25, 1998
Page 2



     The revolving line of credit is also being charged today for the $17,500.00 extension fee for the Term Loan, as authorized by the Term Amendment.

     Lender hereby reserves any and all rights and remedies to which Lender is entitled under the Revolving Loan Documents, the Term Loan Documents, applicable law and in equity. Additional events may have occurred which, if uncured within applicable cure periods, would constitute Events of Default. Lender hereby reserves the right to declare any such events as Events of Default at any time in the future. Any failure to specify such events in this letter shall in no way constitute a waiver of an Event of Default resulting from such events.

     If you would like to come in and meet with me and others who are responsible for the PHC account, please let me or Richard know. We would be happy to meet with you. In the meantime, if you have any questions, please call me at (301) 664-9850.

                             Very truly yours,

                             HCFP FUNDING, INC.


                             By:  /s/  Michael G. Gardullo
                                       Vice President and Senior Credit Officer




                             HCFP FUNDING II, INC.


                             By:  /s/  Michael G. Gardullo
                                       Vice President and Senior Credit Officer



H:\WP\LEGAL\CLIENTS\PHCINC\NovemberFee.wpd

Exhibit 10.69

            NationalSecurities
     C  0  R  P  0  R  A  T  I  0  N


         Member Chicago Stock Exchange - Member National Association of
                            Securities Dealers, Inc.

                   FINANCIAL ADVISORY AND CONSULTING AGREEMENT

      This agreement ("Agreement") is made and entered into this fifth day of January, 1999 between PHC Inc., a Massachusetts corporation (the "Company"), and National Securities Corporation (the "Consultant").

      In consideration of and for the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

      1. Purpose. The Company hereby retains the Consultant on a non-exclusive basis during the term specified to render consulting advice to the Company relating to financial and similar matters, upon the terms and conditions as set forth herein.

      2. Terms and Consideration. This Agreement shall be effective for a period of twelve months commencing on the date first written above (the "Engagement Period"); provided, however, that this Agreement may be terminated by either party after sixty (60) days upon 30 days' prior written notice. The Company shall pay Consultant a non-refundable fee of $750 upon the execution of this Agreement and monthly thereafter on the 1st day of each month during which this Agreement is in effect. Additionally, the Company shall issue to Consultant 150,000 common stock purchase warrants (the "Warrants") in four (4) equal installments of 37,500 each, with the first installment due upon the execution of this Agreement and successive installments due in 90 day increments thereafter, unless this Agreement is terminated. The Warrants shall be exercisable for a period of five years from issuance at the market price of the Company's common stock at the execution of this Agreement. The Warrants shall contain customary terms, including, but not limited to, demand and piggyback registration rights, and cashless exercise provisions.

      3.   Duties  of  Consultant.  During  the  term  of this  Agreement,  the
Consultant will provide the Company with such regular and customary consulting advice as is reasonably requested by the Company, provided that the Consultant shall not be required to undertake duties not reasonably within the scope of the consulting advisory services contemplated by this Agreement. In performance of these duties, the Consultant shall provide the Company with the benefits of its best judgment and efforts and prior to disseminating any written information regarding the Company, the Consultant shall permit the Company to review such information with respect to its factual accuracy. It is understood and acknowledged by the parties that the value of the Consultant's advice is not measurable in any quantitative manner, and that the Consultant shall not be obligated to spend any specific amount of time doing so. The Consultant's duties may include, but not necessarily be limited to:

      A.   Providing   sponsorship   and  exposure  in   connection   with  the
dissemination   of  corporate   information   regarding   the  Company  to  the
investment community at large.

      B. Assisting in the Company's financial public relations, including discussions between the Company and the financial community.

      C. Advice regarding the financial structure of the Company and its divisions or subsidiaries or any programs and projects, as such issues relate to the public market for the Company's equity securities.

                                      875  N.   Michigan   Ave.,   Suite  1560,
                                      Chicago, IL 60611
                                      Phone 312-751-8833    Fax 312-751-0769

PHC Inc.
Financial Advisory and Consulting Agreement
01/05/99
Page 2 of 7

      D. Rendering advice with respect to any acquisition program of the Company, as such program relates to the public market for the Company's equity securities.

      E. Rendering advice regarding the public market for the Company's securities and the timing and structure of any future public offering or private placement of the Company's equity securities.

      4. Relationships with others. The Company acknowledges that the Consultant or its affiliates is in the business of providing financial service and consulting advice (of all types contemplated by this Agreement) to others. Nothing herein contained shall be construed to limit or restrict the Consultant in conducting such business with respect to others, or in rendering such advise to others. In connection with the rendering of services hereunder, Consultant has been or will be furnished with confidential information concerning the Company including, but not limited to, financial statements and information, cost and expense data, production data, trade secrets, marketing and customer data, and such other information not generally obtained from public or published information or trade sources. Such information shall be deemed "Confidential Material" and, except as specifically provided herein, shall not be disclosed by Consultant without prior written consent of the Company. In the event Consultant is required by applicable law or legal process to disclose any of the Confidential Material, it is agreed that Consultant will deliver to the Company prompt notice of such requirement prior to disclosure of same to permit the Company to seek an appropriate protective order and/or waive compliance of this provision. If, in the absence of a protective order or receipt of written waiver, Consultant is nonetheless, in the written opinion of counsel, compelled to disclose any Confidential Material, Consultant may do so without liability hereunder provided that notice of such prospective disclosure is delivered to the Company prior to actual disclosure. Following the termination of this Agreement, Consultant shall deliver to the Company all Confidential Material.

      5. Consultant's Liability. Since National shall be acting on behalf of the Company, the Company agrees to indemnify National in accordance with the provisions of Annex A hereto, which is incorporated by reference and made a part hereof.

      6. Expenses. The Company, upon receipt of appropriate supporting documentation, shall reimburse the Consultant for any and all reasonable out-of-pocket expenses incurred in connection with services provided to the Company, subject to prior approval of the Company.

      7. Merger & Acquisition Advisory Services. If the Company consummates an acquisition of or merger with another business (a "Business Combination"), during the Engagement Period, with another business introduced by the Consultant or the Consultant advised the Company with regard to the business combination, then the Consultant's compensation with respect to any Business Combination shall be subject to an additional engagement letter to be executed by the parties hereto at such time as is appropriate.

PHC Inc.
Financial Advisory and Consulting Agreement
01/05/99
Page 3 of 7



      8. Sales or Distributions of Securities. If the Consultant assists the Company in the sale or distribution of securities, the Consultant shall receive fees and other forms of compensation subject to an additional engagement letter to be executed by the parties hereto at such time as is appropriate. In addition, the Consultant shall have a right of First Refusal to manage any such public offering of, or act as placement agent in the private placement of, the Company's securities during the Engagement Period. Such public offering or private placement, undertaken by the Consultant on behalf of the Company, shall be subject to an additional engagement letter to be executed by the parties hereto at such time as is appropriate.

      9.  Limitation Upon the Use of Advice and Services.

           (a) No person or entity, other than the Company or any of its subsidiaries or directors or officers of each of the foregoing, shall be entitled to make use of or rely upon the advice of the Consultant to be given hereunder, and the Company shall not transmit such advice to, or encourage or facilitate the use or reliance upon such advice by others without the prior consent of the Consultant.

           (b) It is clearly understood that the Consultant, for services rendered under this Agreement, makes no commitment whatsoever as to recommend or advise its clients to purchase the securities of the Company. Research reports that may be prepared by the Consultant will, when and if prepared, be based solely on the merits, and independent judgment of analysts of the Consultant.

           (c) It is clearly understood that the Consultant, for services rendered under this Agreement, makes no commitment whatsoever to make a market in any of the Company's securities on any stock exchange or in any electronic marketplace. Any decision by Consultant to make a market in any of the Company's securities shall be based solely on the independent judgment of Consultant's traders and related supervisory personnel.

           (d) Use of the Consultant's name in annual reports or any other report of the Company or releases by the Company must have the prior approval of the Consultant unless the Company is required by law to include Consultant's name in such annual reports, other report or release of the Company, in which event Consultant will be furnished with copies of such annual reports or other reports or releases using Consultant's name in advance of publication by the Company.

      10. Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is deemed unlawful or invalid for any reason whatsoever, such unlawfulness or invalidity shall not affect the validity of this Agreement.

PHC Inc.
Financial Advisory and Consulting Agreement
01/05/99
Page 4 of 7

      11.   Miscellaneous.

           (a) Any notice or other communication between parties hereto shall be sufficiently given if sent by certified or registered mail, postage prepaid, or faxed and confirmed if to the Company, addressed to it at PHC Inc., 200 Lake ST, Suite 102, Peabody, MA 01960, or if to the Consultant, addressed to it at National Securities Corporation, 1001 Fourth Avenue, Suite 2200, Seattle, Washington 98154. Such notice or other communication shall be deemed to be given on the date of receipt.

           (b) If the Consultant shall cease to do business, the provisions hereof relating to duties of the Consultant and compensation by the Company as it applies to the Consultant shall thereupon cease to be in effect, except for the Company's obligation of payment for services rendered prior thereto. This Agreement shall survive any merger of, acquisition of, or acquisition by the Consultant and after any such merger or acquisition shall be binding upon the Company and the corporation surviving such merger or acquisition.

           (c) This Agreement embodies the entire agreement and understanding between the Company and the Consultant and supersedes any and all negotiations, prior discussions and preliminary and prior agreements and understandings related to the central subject matter hereof

           (d)  This   agreement  has  been  duly   authorized,   executed  and
delivered by and on behalf of the Company and the Consultant.

           (e)  This   Agreement   shall  be  construed  and   interpreted   in
accordance with the laws of the State of Washington, without giving effect to conflicts of laws.

           (f) There is no relationship of partnership, agency, employment, franchise or joint venture between the parties. Neither party has the authority to bind the other or incur any obligation on its behalf.

           (g) This Agreement and the rights hereunder may not be assigned by either party (except by operation of law) and shall be binding upon and inure to the benefit of the parties and their respective successors, assigns and legal representatives.

PHC Inc.
Financial Advisory and Consulting Agreement
01/05/99
Page 5 of 7
      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date hereof.

                               PHC Inc.


                               By:      /s/  Bruce A. Shear
                               Title:        Chairman and CEO


                               National Securities Corporation

                               By:      /s/  Steven A. Rothstein
                               Title:        Chairman

PHC Inc.
Financial Advisory and Consulting Agreement
01/05/99
Page 6 of 7

                                     ANNEX A

                                 INDEMNIFICATION

      Recognizing that transactions of the type contemplated in this engagement sometimes result in litigation and that National Securities Corporation's ("National") role is advisory, PHC Inc., (the "Company") agrees to indemnify and hold harmless National, its affiliates and their respective officers, directors, employees, agents and controlling persons (collectively, the "Indemnified Parties"), from and against any put-of-pocket losses, claims, damages and liabilities payable to any independent third party, joint or several, related to or arising in any manner out of any transaction, proposal or any other matter (collectively, the "Matters") contemplated by the engagement of National hereunder, and will promptly reimburse the Indemnified Parties for all reasonable out-of-pocket expenses (including reasonable fees and expenses of legal counsel) as incurred in connection with the investigation of, preparation for, or defense of any pending or threatened claim related to or arising in any manner out of any Matter contemplated by the engagement of National hereunder, or any action or proceeding arising therefrom (collectively, "Proceedings"), whether or not such Indemnified Party is a formal party to any such Proceeding. Notwithstanding the foregoing, the Company shall not be liable in respect of any losses, claims, damages, liabilities or expenses that a court of competent jurisdiction shall have determined by final judgment resulted solely from the gross negligence or willful misconduct of any Indemnified Party or a breach of this agreement. The Company further agrees that it will not, without the prior written consent of National (which consent shall not be unreasonably withheld, settle compromise or consent to the entry of any judgment in any pending or threatened Proceeding in respect of which indemnification may be sought hereunder (whether or not National or any Indemnified Party is an actual or potential party to such Proceeding), unless such settlement, compromise or consent includes an unconditional release of National and each other Indemnified Party hereunder from all liability arising out of such Proceeding.

      National agrees to comply with all applicable Federal and State securities laws and, except for independent research reports prepared by National for which the Company has no responsibility, that it will only distribute or disseminate written information regarding the Company approved in writing by the Company.

      The Company agrees that if any indemnification or reimbursement sought pursuant to this letter were for any reason not to be available to any Indemnified Party or insufficient to hold it harmless as and to the extent contemplated by this letter, then the Company shall contribute to the amount paid or payable by such Indemnified Party in respect of losses, claims, damages and liabilities in such proportion as is appropriate to reflect the relative benefits to the Company and its stockholders on the one hand, and
National on the other, in connection with the Matters to which such indemnification or reimbursement relates or, if such allocation is not permitted by applicable law, not only such relative benefits but also the relative faults of such parties as well as any other equitable considerations.  It  is  hereby  agreed  that  the  relative  benefits  to  the
Company and/or its stockholders and to National with respect to National's engagement shall be deemed to be in the same proportion as (i) the total value paid or received or to be paid or received by the Company and/or its stockholders pursuant to the Matters (whether or not consummated) for which National is engaged to render services bears to (ii) the fees paid to
National in connection with such engagement. In no event shall the Indemnified Parties contribute or otherwise be liable for an amount in excess of the aggregate amount of fees actually received by National pursuant to such engagement (excluding amounts received by National as reimbursement of the expenses).

PHC Inc.
Financial Advisory and Consulting Agreement
01/05/99
Page 7 of 7

     The Company further agrees that no Indemnified Party shall have any liability (whether direct or indirect, in contract or tort or otherwise) to the Company for or in connection with National's engagement hereunder except for losses, claims, damages, liabilities or expenses that a court of competent jurisdiction shall have determined by final judgment resulted solely from the gross negligence or willful misconduct of such Indemnified Party or a breach of this agreement. The indemnity, reimbursement and contribution obligations of the Company shall be in addition to any liability which the Company may otherwise have and shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company or an Indemnified Party.

      Promptly after receipt of any claim, or the commencement of any action, the appropriate party will, if a claim in respect thereof is to be made under this Indemnification Agreement, notify the other party of the claim or commencement of such action; provided, however, that the obligations of any indemnifying party shall not be conditioned upon receipt of such notice, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action or claim is brought, the indemnifying party will be entitled to participate therein and, to the extent that it so wishes, to assume the defense thereof, with counsel reasonably satisfactory to the Indemnified Party. After notice from the indemnifying party to the Indemnifying Party of the indemnifying party's election to so assume the defense thereof, the indemnifying party will not be liable to the Indemnified Party for indemnification as provided in this Agreement for any legal fees, disbursement of counsel or other costs and expenses subsequently incurred in connection with the defense of any claim or action.; provided., however., that the Indemnified Party shall have the right to employ separate counsel if, in the reasonable judgment of its counsel., it is advisable for it to be represented by separate counsel, and in such event, the reasonable legal fees of such separate counsel shall be paid by the indemnifying party.

     The indemnity, reimbursement and contribution provisions set forth herein shall remain operative and in full force and effect regardless of (i) any withdrawal, termination or consummation of or failure to initiate or consummate any Matter referred to herein, (ii) any investigation made by or on behalf of any party hereto or any person controlling (within the meaning of Section 15 of the Securities Act of 1933 as amended, or Section 20 of the Securities Exchange Act of 1934, as amended) any party hereto, (iii) any termination or the completion or expiration of this letter of National's engagement and (iv) whether or not National shall, or shall not be called upon to, render any formal or informal advice in the course of such engagement.