Form 10-Q
period 1999-03-31
PHC INC /MA/
filed 1999-05-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

Check  whether  the  issuer  (1)  filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X       No __

Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of April 30, 1999:

      Class A Common Stock    5,530,206
      Class B Common Stock      727,210


Transitional Small Business Disclosure Format
(Check one):
 Yes______   No      X

                                    PHC, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 1999 and June 30, 1998.

          Condensed Consolidated Statements of Operations - Three months ended March 31, 1999 and March 31, 1998; Nine months ended March 31, 1999 and March 31, 1998.

          Condensed    Consolidated   Statements  of  Cash Flows - Nine months
          ended  March 31, 1999 and March 31, 1998.

          Notes to Condensed Consolidated Financial Statements - March 31, 1999.

Item 2.   Management's Discussion and Analysis of Plan of Operation

PART II.  OTHER INFORMATION

Item 6.   Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                     PHC INC. AND SUBSIDIARIES (UNAUDITED)
                          CONSOLIDATED BALANCE SHEETS

                                             Mar. 31         June 30
                  ASSETS                      1999            1998

Current assets:
  Cash & Cash Equivalents                    $ 137,949      $ 227,077
  Accounts receivable, net of allowance
    for bad debts of  $3,079,521 at
    Mar. 31, 1999, $3,488,029 at
    June 30, 1998                            6,697,074      7,441,972
   Prepaid expenses                            322,207        156,695
   Other receivables and advances              367,604        127,064
   Deferred Income Tax Asset                   459,280        515,300
   Other Receivables, related party             75,531         64,065
                                             _________      _________
       Total current assets                  8,059,654      8,532,173
Accounts Receivable, noncurrent                640,000        685,000
Other receivables, noncurrent, related
  party, net of allowance for doubtful
  accounts of $407,000 Mar 31, 1999 and
  $382,000 June 30, 1998                     3,464,745      2,941,402
Other Receivable                               115,520        426,195
Property and equipment, net                  1,512,119      2,128,273
Deferred income taxes                          154,700        154,700
Deferred financing costs, net of
  amortization of $50,181 at Mar. 31,
  1999 and $18,065 at June 30, 1998             56,927         53,608
Goodwill, net of accumulated
  amortization of $79,347 at Mar. 31, 1999
  and $307,707 at June 30, 1998              1,881,611      2,011,613
Other assets                                   181,512        167,004
                                           ___________    ___________
     Total assets                          $16,066,779    $17,099,968
                                           ___________    ___________

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $2,540,949     $2,346,213
  Notes payable--related parties               267,356        159,496
  Current maturities of long term debt       1,292,666      1,107,167
  Revolving credit note                      1,400,277      1,683,458
  Current portion of obligations
    under capital leases                        62,349         67,492
  Accrued Payroll, Payroll Taxes
    and Benefits                               325,923        729,194
  Accrued expenses and other liabilities 1,377,006 1,004,763 Net current liabilities of
   discontinued operations                   1,232,394      1,232,394
                                           ___________    ___________
     Total Current liabilities               8,498,920      8,330,177
                                           ___________    ___________
Long-term debt                               1,865,665      2,850,089
Obligations under capital lease                 67,787         93,747
Net long term liabilities of
  discontinued operations                       88,374      1,409,143
Convertible Debentures                         500,000             --
                                           ____________   ___________
  Total noncurrent liabilities               2,521,826      4,352,979
                                           ____________   ___________
  Total liabilities                         11,020,746     12,683,156
                                           ____________   ___________

Stockholders' Equity:
  Preferred stock, $.01 par value;
     1,000,000 shares authorized, 864 and
     950 shares issued and outstanding Mar.
     31, 1999 and June 30, 1998
     liquidation preference ($864,000
     and $950,000 respectively)                      9             10
  Class A common stock, $.01 value;
    20,000,000 shares authorized, 5,530,206
    and 4,935,267 shares issued Mar. 99
    and June 98 respectively                    55,302         49,353

  Class B common stock, $.01 par value;
    2,000,000 shares authorized,
    727,210 and 727,328 issued Mar. 99
    and June 98 respectively, convertible
    into one share of Class A common stock       7,272          7,273
  Additional paid-in capital.               15,580,621     15,295,895
  Treasury stock, 2,776 shares at cost         (12,122)       (12,122)
  Accumulated Deficit                      (10,585,049)   (10,923,597)
                                           ____________   ____________
  Total Stockholders' Equity                 5,046,033      4,416,812
                                           ____________   ____________
      Total Liabilities and Stockholders'
         Equity                            $16,066,779    $17,099,968
                                           ____________   ____________

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                              Three Months Ended    Nine Months Ended
                                    March 31             March 31
                              1999          1998      1999           1998
                              ____          ____      ____           ____

Revenues:
  Patient Care, net         $4,587,743  $5,362,955  $13,852,546  $15,503,447
  Management Fees              122,141     182,290      518,983      644,983
                            __________  __________  ___________  ___________
    Total revenue            4,709,884   5,545,245   14,371,529   16,148,430
                            __________  __________  ___________  ___________
Operating expenses:
  Patient care expenses      2,296,160   2,822,708    7,218,008    8,509,056
  Provision for doubtful
    accounts                   275,263     537,128    1,419,583    1,536,377
  Administrative expenses    1,776,668   2,075,115    5,551,240    6,702,613
                            __________   _________   __________   __________

   Total operating expenses  4,348,091   5,434,951   14,188,831   16,748,046
                            __________   _________   __________   ___________
Income (loss) from             361,793     110,294      182,698     (599,616)
  operations                __________   _________   __________   ___________

Interest income                118,149      87,725      356,897      288,323
Other income                    19,286      58,960       58,206      180,709
Interest expense              (240,503)   (336,943)    (869,199)    (935,145)
Facility Closing Costs              --          --     (304,994)          --
HRH Relocation Expense              --          --      (36,935)          --
                            __________   _________   __________   ___________
    Total other income
      (expense)               (103,068)   (190,258)    (796,025)    (466,113)
                            __________   _________   __________   ___________

Income (Loss) before
  Provision for Taxes          258,725     (79,964)    (613,327)  (1,065,729)
Provision for Income Taxes      43,724      98,309       44,635      105,509
                            __________   _________   __________   ___________
Income (loss) from
  Continuing Operations     $  215,001   $(178,273)   $(657,962) $(1,171,238)
                            __________   _________   __________   ___________

Loss from Discontinued
  Operations                       --    $(807,802)          --  $(1,829,508)
                            __________   _________   __________   ___________
Income (Loss) before
  Extraordinary Item        $  215,001   $(986,075)   $(657,962) $(3,000,746)

Extraordinary Gain (net of
  estimated taxes)          $       --          --   $1,089,076           --
                           ___________   __________  __________  ____________

Net Income (Loss)           $  215,001  $ (986,075)  $  431,114  $(3,000,746)
                           ___________   __________  __________  ____________

Basic Earnings (loss) per
  common share:
  Income (loss) from
    continuing operations          .03        (.03)        (.11)        (.23)
  Loss from discontinued
    operations                      --        (.15)          --         (.36)
  Extraordinary Gain                --          --          .18           --

    Total                          .03        (.18)         .08         (.58)
Basic Weighted average
  number of shares
  outstanding                6,182,204    5,431,196   5,910,928    5,090,919

Diluted Earnings (loss)
  per common share:
  Income (loss) from
    continuing operations          .03         (.03)       (.11)        (.23)
  Loss from discontinued
    operations                      --         (.15)         --         (.36)
  Extraordinary Gain                --           --         .18           --
    Total                          .03         (.18)        .08         (.58)

Diluted Weighted average
  number of shares
  outstanding                6,194,456    5,431,196   5,921,910    5,090,919

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Nine
                                                     Months Ended
                                                       March 31
                                                 1999                1998
Cash flows from operating activities:
  Net income (loss)                           $ 431,114          $(3,000,746)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Non-Cash charge (credit) related to
    discontinued operations                  (1,320,769)             999,121
  Depreciation and amortization                 248,987              334,066
  Changes in:
    Accounts Receivable                         325,224             (710,969)
    Prepaid expenses and other
      current assets                           (165,512)              90,597
    Other assets                                 41,512               (6,932)
    Accounts payable                            194,736             (452,565)
    Accrued expenses and other
      liabilities                               (31,028)             291,201
                                             ____________         _____________
Net cash used in operating activities          (275,736)          (2,456,227)
                                             ____________         _____________

Cash flows from investing activities:
  Acquisition of property and
    equipment                                  (150,420)            (112,911)
  Disposition of property, equipment
    and intangibles                             363,104              (13,275)
  Costs related to business
     acquisition                                     --             (626,267)
                                             ____________         _____________
Net cash provided by (used in)
  investing activities                          212,684             (752,453)
                                             ____________         _____________
Cash flows from financing activities,
  Revolving debt, net                          (283,181)                  --
  Other debt activity                          (165,339)             407,320
  Preferred stock dividends paid                (92,567)                  --
  Issuance of Common Stock                       15,011            2,049,480
  Convertible debt                              500,000                   --
                                             ____________         _____________
Net cash provided by (used in)
  financing activities                          (26,076)           2,456,800
                                             ____________         _____________
NET INCREASE (DECREASE) IN CASH                 (89,128)            (751,880)
Beginning cash balance                          227,077              844,471
                                             ____________         _____________
ENDING CASH BALANCE                          $  137,949           $   92,591
                                             ____________         _____________
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                            $  802,549           $  619,523
         Income taxes                            94,919               82,703

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
 Conversion of Debt to Common Stock                  --            2,710,106
 Conversion of Preferred Stock
   to Common Stock                              185,571              500,000
 Stock issued for Acquisitions
   and Earnout Agreement                        219,165              614,280
 Issuance of Preferred Stock in lieu
   of cash for Dividends due                     44,000                   --

                 See Notes to Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

Note A - The Company

      PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, ("Highland Ridge"); and Mount Regis Center, located in Salem, Virginia, near Roanoke ("Mount Regis") and eight psychiatric facilities: Harbor Oaks
Hospital ("Harbor Oaks"), a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare ("Harmony Healthcare"), a provider of outpatient behavioral health services in Las Vegas, Nevada; Total Concept EAP ("Total Concept"), a provider of outpatient behavioral health services in
Shawnee  Mission,   Kansas;"  and  North  Point-Pioneer,   Inc.  ("NP")  which
operates four outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area. The Company also operates BSC-NY, Inc. ("BSC") which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area.

     In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), in Braintree, Massachusetts was closed in a State Receivership action which was precipitated when the Franvale facility instituted a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net assets and liabilities of this facility are shown as discontinued operations on the accompanying financial statements. In January 1999 the company closed its Virginia out patient operations, Pioneer Counseling of Virginia ("PCV"), and sold the PCV real estate in a transaction consummated in March 1999. In a separate agreement the Company also acquired the minority interest shares in PCV. The elimination of the losses incurred by the PCV operations should have a positive impact on the Company. The sale of the PCV real estate and the acquisition of the minority interest did not materially impact the Company's Financial Statements.

Note B - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item  310 of  Regulation  S-B.  Accordingly,  they  do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The accompanying financial statements should be read in conjunction with the June 30, 1998 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 13, 1998.

Note C - Subsequent Events

     In May, 1999 the Company launched its Web page operated by Behavioralhealthonline.com ("BHO"). Through its Web site the Company offers articles related to current events and advances in behavioral health and books written by well known authors and practitioners in the field.

Item 2.     Management's Discussion and Analysis or Plan of Operation


                          PHC, INC. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

      Net patient care revenue decreased 14.5% to $4,587,743 for the three months ended March 31, 1999 from $5,362,955 for the three months ended March 31, 1998 and 10.6% to $13,852,546 for the nine months ended March 31, 1999 from $15,503,447 for the nine months ended March, 31, 1998. This decrease in revenue is due primarily to the close of the Rhode Island facility in May, 1998 and the phase out and close of the Pioneer Counseling of Virginia operations in January 1999.

      Patient care expenses decreased 18.6% to $2,296,160 for the three months ended March 31, 1999 from $2,822,708 for the three months ended March 31, 1998 and 15.2% to $7,218,008 for the nine months ended March 31, 1999 from $8,509,056 for the nine months ended March 31, 1998. This decrease in expenses is a result of the continued reengineering of all subsidiaries and the closing of the facilities noted above. Administrative expenses have also decreased 14.3% to $1,776,668 for the three months ended March 31, 1999 from $2,075,115 for the three months ended March 31, 1998 and 17.2% to $5,551,240 for the nine months ended March 31, 1999 from $6,702,613 for the nine months ended March 31, 1998. This decrease in expenses is also a result of the reengineering and streamlining of all operations.

Liquidity and Capital Resources

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care increased during the quarter ended March 31, 1999 by 2.0%, approximately $146,759. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

      During the quarter ended March 31, 1999 the Company issued 113,199 shares of Class A Common Stock in exchange for 90 shares of Series B Convertible Preferred Stock and $1,125 in dividends. The Company has 864 additional shares of Series B Convertible Preferred Stock still outstanding.

      Also during the quarter ended March 31, 1999 the Company issued 53,374 shares of Class A Common Stock to the former owners of Behavioral Stress Centers, now BSC-NY, Inc. in connection with the earnout as stipulated in the original purchase and sale agreement.

      In conjunction with the 12% convertible debentures issued by the Company in December 1998, the Company has issued warrants to purchase 145,000 shares of Class A Common Stock and will issue warrants to purchase an additional 30,000 shares of Class A Common Stock over the next three months.

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

      To date the Company has expended approximately $52,000 on items relating to the year 2000 issues and anticipates approximately $165,000 in additional expenses relating to the upgrade of Company's computer and telephone systems.

PART II         OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.                    Description

       4.27 Warrant  Agreements by and between PHC,  Inc.,  and George
            H. Gordon for 10,000  shares of Class A Common Stock dated
            May 1, 1999.
      10.62 Agreement for Purchase and Sale of Pioneer Counseling of Virginia, Inc. to Dr. Mukesh Patel and Dr. Himanshu Patel dated February 15, 1999.
      10.63 Letter Agreement by and between PHC, Inc. and Dr. Mukesh Patel and Dr. Himanshu Patel dated March 3, 1999 regarding the transfer of minority ownership in Pioneer Counseling of Virginia, Inc. to PHC, Inc.
      10.64 Seller's Settlement Statement related to the sale of the real estate owned by Pioneer Counseling of Virginia, Inc. dated March 15, 1999.
         27 Financial Data Schedule

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc. Registrant

Date:  May 14, 1999                            /s/ Bruce A. Shear
                                                   President
                                                   Chief Executive Officer

Date:  May 14, 1999                            /s/ Paula C. Wurts
                                                   Controller
                                                   Assistant Treasurer

Exhibit No.                    Description

       4.27 Warrant  Agreements by and between PHC,  Inc.,  and George
            H. Gordon for 10,000  shares of Class A Common Stock dated
            May 1, 1999.
      10.62 Agreement for Purchase and Sale of Pioneer Counseling of Virginia, Inc. to Dr. Mukesh Patel and Dr. Himanshu Patel dated February 15, 1999.
      10.63 Letter Agreement by and between PHC, Inc. and Dr. Mukesh Patel and Dr. Himanshu Patel dated March 3, 1999 regarding the transfer of minority ownership in Pioneer Counseling of Virginia, Inc. to PHC, Inc.
      10.64 Seller's Settlement Statement related to the sale of the real estate owned by Pioneer Counseling of Virginia, Inc. dated March 15, 1999.
         27 Financial Data Schedule

Exhibit 10.62

                            PURCHASE & SALE AGREEMENT


Under the terms of this Agreement, dated the 15th day of February, 1999, by and between Pioneer Counseling of Virginia, Inc. (hereinafter "Seller") and Dr. Mukesh Patel and Dr. Himanshu Patel or their assign (together hereinafter referred to as "Purchaser"), the parties hereto agree as follows:

      1. SALE. The Seller agrees to sell and convey, and the Purchaser agrees to purchase, all that certain plot, piece or parcel of land, with all buildings and improvements thereon, lying and being in the City of Salem, Virginia, described as 400 East Burwell Street (the "Premises").

      2. STREET RIGHTS. This sale includes all the right title and interest, if any, of the Seller in and to any land lying in the bed of any street, road, or avenue opened in front of or adjoining the Premises.

      3. PURCHASE PRICE. The Purchase price is Five Hundred Forty Five Thousand Dollars ($545,000.00), payable as follows:

           a. Non-refundable cash deposit of Five Thousand Dollars ($5,000.00), paid to Michael Ferguson, Esq. of Osterhoudt, Ferguson, Natt, Aheron & Agee, 1919 Electric Road SW, Roanoke, VA 24018 as escrow agent, upon execution of this Agreement;

           b.   The   balance   of  Five   Hundred   Forty   Thousand   Dollars
           ($540,000.00) to be paid, in cash, to the Seller at the closing.

      4. DEED. The Deed shall be a General Warranty Deed with Modern English Covenants of Title, and shall be duly executed, acknowledged, and prepared at the Seller's expense. The Deed shall convey to the Purchaser the fee simple of the Premises, free of all encumbrances, save and except easements which do not materially adversely affect the Premises,

      5. CANCELLATION WHERE TITLE DEFECTIVE. If, at closing, the Seller is unable to convey a good and marketable title as to the Premises and the Purchaser rejects title for that reason, this Agreement:

            a.  May be deemed canceled as to the Premises at Purchaser's option;

            b. The Purchaser may waive said objections as to the Premises on such terms and conditions as shall be appropriate; or

            c.  May  be  extended  for  such  period  as  the   Purchaser   may
            designate, during which time Seller may cause the same to be corrected.

       6. SELLER TO KEEP PREMISES IN REPAIR. The Seller agrees to keep the Premises in their present state of repair, ordinary wear and tear excluded, up to the date of Closing and shall not commit waste upon the said Premises while thereon. However, notwithstanding the foregoing, the Purchaser is currently in possession of a substantial portion of the Premises and, therefore, the Seller is absolved from any obligation, liability or risk of loss for damage and/or waste resulting from or created by, either the Purchaser, their agents, employees and/or invited guests.

     7.   REPRESENTATIONS AND WARRANTIES.

            a. Purchaser's Representations and Warranties. Purchaser represents, warrants and agrees that on the date of execution of this Agreement and on and as of the date of Closing, Purchaser will have all right, power and authorization to execute and perform Purchaser's obligations under this Agreement. Purchaser further warrants, represents and agrees that this Agreement has been duly executed by Purchaser and is enforceable against Purchaser in accordance with its terms.

            b. Seller's Representations and Warranties. Seller represents, warrants and agrees that on the date of execution of this Agreement and on and as of the date of Closing, Seller will have all right, power and authorization to execute and perform its obligations under this
      Agreement. Seller further represents, warrants and agrees that this Agreement has been duly executed by Seller and is enforceable against Seller in accordance with its terms. Seller additionally warrants that Seller is not a foreign person for purposes of Internal Revenue Code
      Section 1445 and agrees to deliver at Closing an affidavit to that effect and stating Seller's federal tax identification number.

      8.   CLOSING AND POSSESSION.

           a. Closing shall take place at the offices of Seller's attorney in Roanoke, Virginia, or at such other location as may be mutually agreed upon by Seller and Purchaser, on or before March 15, 1999. At closing, possession will be delivered to Purchaser.

           b. At Closing, real property taxes, utilities, rental payments from current tenants and insurance premiums applicable to the Premises will be pro-rated to the date of Closing.

           C. Seller shall be responsible for the costs of the preparation of the deed, certificate of non-foreign status, Seller's settlement statement, Form 1099 and the fees and expenses of its attorneys. Purchaser shall be responsible for all other fees and expenses of Closing including, but not limited to, the fees and expenses of its attorneys.

      9. COMPLETENESS OF CONTRACT. The Seller and Purchaser acknowledge that this Agreement represents the entire understanding of the parties, that neither oral nor written representations have been made other than those contained herein, and that this Agreement may not be modified except in writing by the parties hereto.

      10. TIME. Time is of the essence in this Agreement. The terms evidenced by this Agreement remain open until Friday, February 19, 1999 at 5:00 pm Eastern Time. Notwithstanding the foregoing, deadlines defined and imposed under this Agreement may be extended at the sole discretion and option of Seller.

      11. DEFAULT. If either party shall default in its obligations hereunder, the other party shall have all remedies available to it under law and equity, including the right to the recovery of its reasonable attorney's fees and all costs of litigation.

      12. NOTICES. All notices and other communications or permitted under this Agreement shall be in writing and shall be sent either:

           a. Through the, U.S. Postal Service, registered or certified mail, return receipt requested and bearing adequate postage; or

           b. By means of a nationally recognized overnight delivery service if it obtains a written receipt to verify delivery.

      Each such notice shall be effective three (3) days after deposit for delivery or upon receipt, whichever is earlier. By giving the other party hereto at least seven (7) days notice thereof, any party shall have the right while this Agreement is in effect to change its address for purposes of this Paragraph. Each notice or other communication shall be addressed, until receipt of notice of change of address as aforesaid, as follows:

      If to Seller:      Pioneer Counseling of Virginia, Inc.
                         Attn: Bruce A. Shear, President
                         200 Lake Street; Suite 102
                         Peabody, MA  01960
                         Phone:   (978) 536-2777
                         Fax:     (978) 536-2677

      If to Purchaser:   W. William Gust, Esq.
                         10 Franklin Road, S.E.
                         P.O. Box 40013
                         Roanoke, VA 24018
                         Phone    (540) 983-9305
                         Fax:     (540) 983-9400


      13. PARAGRAPH HEADINGS. Paragraph headings are provided for convenience only and shall not serve as a basis for interpretation or construction of this Agreement, nor as evidence of the intention of the parties hereto.

      14. WAIVER REMEDIES. No waver by Seller or Purchaser of any default or breach under this Agreement shall operate as a wavier of any future default, whether of like or different character. All remedies, rights, undertakings, obligations and agreements contained in this Agreement, unless otherwise specified, shall be cumulative and not mutually exclusive.

      15. SEVERABILITY. If any provision of this Agreement, as applied to either party or to any circumstance, shall be adjudged by a court of competent jurisdiction to be void or unenforceable, the same shall in no way effect any other provision of this Agreement, the application of any such provision in any other circumstance, or the availability or enforceability of the Agreement as a whole.

      16. APPLICABLE LAW. This Agreement shall be governed by the laws of the Commonwealth of Virginia excluding its law as to conflicts.

      17. SUCCESSORS AND ASSIGNS. The parties agree that all of the provisions hereof shall be binding upon, and inure to the benefit of, the parties hereto, their respective heirs, legal representatives, successors and assigns.

      18. AGREEMENT. This Agreement, together with any attachments or exhibits hereto, contains the entire agreement between the parties and no addition to, modification, or cancellation of any term or provision of this Agreement shall be effective unless set forth in writing and signed by the parties hereto.

      19. BROKER. Seller and Purchaser hereby represent and warrant that they have not dealt with any broker or real estate agent and the parties will hold each other harmless from and against any and all claims, loss, liability, cost and expenses resulting from any claim that may be made by any broker or person claiming a commission, fee or other compensation by reason of this transaction.

      20. TENANTS. Purchaser acknowledges that approximately One Thousand Five Hundred Square Feet (1,500 sq. ft) of the Premises are currently occupied by an Optician whose tenancy is "at will". Rent is paid by this tenant at the rate of One Thousand Dollars ($1,000.00) per month due on or before the tenth (10th) day of each month. Purchaser further acknowledges that Seller has no obligation with respect to removal of this tenant or termination of the tenancy and the arrangements by which the tenant occupies the Premises will remain, at the option of the tenant, intact at the time of Closing.

      21. EXTENSION OF TIME TO CLOSE. In the event Purchaser is not prepared or otherwise able to close on or prior to the deadline established in Paragraph 8 above, an extension may be granted at the sole option and discretion of Seller. If an extension is granted, for the entire term of the same, Purchaser will be obligated to remit directly to Seller, monthly and in advance, a per diem rate equating the pro-rated cost of Seller's present monthly mortgage payment ($5,557.64/month) plus pro-rated estimated property taxes (approximately $4,600.00 annually) less the pro-rated value of any rental payments received from tenants occupying the Premises. Pro-ration will be based on the actual number of days within a given month. In the event such an extension is granted and accepted by Purchaser, the first such payment owing under this Paragraph will due March 16, 1999. Subsequent payments, if applicable will be owing on the first day of each month in which any extension is provided, regardless of the length of the extension. In the event an extension is not granted, or Purchaser elects to not accept the same, then Purchaser will forfeit all amounts remitted to date and will vacate the Premises on or before March 31, 1999.

      22. SURVIVAL. All representation and warranties by both Seller and Purchaser shall survive the Closing.

      23. ASSIGNABILITY. This Agreement may be assigned by the Purchaser to an entity owned or controlled by the Purchaser without the consent, whether written or otherwise, of the Seller.




                       [signatures on the following page]

IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto.



SELLER:                                      PURCHASER:


Pioneer Counseling of Virginia, Inc.         Dr. Mukesh Patel &
                                                Dr. Himanshu Patel

By:  /s/  Bruce A. Shear                     /s/  Mukesh Patel
Its: President                               Date:  _____________________
Date:  _______________________



                                             /s/  Himanshu Patel
                                             Date:  _____________________

Exhibit 10.63





March 3, 1999



Dr. Mukesh Patel
5271 Roselawn Road, S.W.
Roanoke, VA  24018


Dr. Himanshu Patel
5432 Snow Owl Drive, S.W.
Roanoke, VA  24018


                                LETTER AGREEMENT

Dear Drs. Patel:

In accordance with our many recent conversations and in consideration of our entering into a binding agreement for the sale of that certain real estate located at 400 East Burwell Street in Salem, Virginia, this Letter Agreement serves to affirm your agreement to cancel all outstanding issues, debts, obligations and rights presently existing between each of you and PHC, Inc. and/or its affiliated organizations. It is expressly understood by all parties that the release of your rights, as provided for herein, is contingent upon your entering into a written agreement for the purchase of the Salem real estate and consummation of the purchase of said property. In the absence of such binding agreement and consummation of said purchase, the provisions of this Letter Agreement shall be void as without consideration and shall in no way limit or otherwise prevent you from pursuing your lawful claims against PHC, Inc. or any of its affiliates.

This Letter Agreement does not address, in any manner, Dr. Mukesh Patel's re-engagement as the Medical Director of the Mount Regis Center beginning January 1, 1999, or the completion of the related Administrative Services Agreement evidencing said relationship.

By the terms of our accord, each of you, your successors and/or assigns hereby forgive, waive and cancel any and all outstanding obligations, duties or debts of PHC, Inc., Pioneer Counseling of Virginia, Inc. ("PCV"), or any of their affiliated, subsidiary or sister companies, and their officers, directors and employees, existing as of the date of this Letter Agreement, including, but not limited to, those items described within letters written by Attorney William Gust on or around December 16, 1998, January 6, 1999 and February 9, 1999.

Furthermore, in exchange for the tendering, to PHC, Inc., PCV stock certificates representing Ten (10) shares held by Dr. Mukesh Patel (PCV Certificate Number 2) and Ten (10) shares held by Dr. Himanshu Patel (PCV Certificate Number 3) as well as the affirmative representation that each of you will either provide for the continuation of the APA Sponsored Professional Liability Insurance Policies currently held, obtain comparable "tail coverage", or obtain a policy with another carrier which provides the identical coverage and retroactive date as the APA Policy for a minimum period of four (4) years after the date of this Letter Agreement, PCV will issue a letter indemnifying each of you from any liability derived from your association with PCV. However, this indemnification will exclude any liability of PCV, PHC, Inc. or their affiliates resulting from the intentional or negligent acts, errors or omissions of Dr. Mukesh Patel and/or Dr. Himanshu Patel.

I believe the above accurately memorializes our understanding. If you are in Agreement, please acknowledge the same by your signatures below.



Sincerely,

/s/  Bruce A. Shear
     President


AGREED:                                   AGREED:

/s/   Mukesh Patel                        /s/   Himanshu Patel
By:   Dr. Mukesh Patel                    By:   Dr. Himanshu Patel
Date: ____________________                Date: ______________________

Exhibit 10.64
                          SELLER'S SETTLEMENT STATEMENT
                                   HARIOM, LLC
                       400 EAST BURWELL STREET, SALEM, VA


PURCHASE PRICE:
                                                    Payoff       508,616.39
                                                    Deposit        5,000.00
                                                    Additional    30,000.00
                                                                 ___________
                                                       Total    $543,616.39

Less:
     Payoff to Dillon & Dillon Associates                       $508,616.39
     Attorney's Fees (Osterhoudt, Ferguson, Natt,                    315.00
        Aheron & Agee)
     1997/98 & 1st Half 1998/99 Real Estate Taxes                  7,915.82
     Pro Rata Real Estate Taxes (1/l/99-3/15/99)                     923.80

     Recordation Costs:
     Deed:
         Grantor's Tax                                               544.00
     Certificates of Satisfaction ( 2 @ $16.00)
                                                                      32.00

     SUBTOTAL                                                   $523,347.01

     Payoff to Beneficiary of
        Cross-Collateralization and Cross-Default                 25,269.38
        Agreement

TOTAL                                                           $543,616.39

AMOUNT DUE TO SELLER                                                    $-0-


                                          PIONEER COUNSELING OF VIRGINIA, INC.
Date: March 15, 1999                      By:  /s/  Paula C. Wurts
                                          Its:  Chief Financial Officer