Form 10-K
period 1999-06-30
PHC INC /MA/
filed 1999-10-14
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended June 30, 1999
[   ]    Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 [NO FEE REQUIRED] for the transition period from       to

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

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. No Disclosure X

The issuer's revenues for the fiscal year ended June 30, 1999 were $ 19,139,496.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 15, 1999, was $6,353,776. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At September 15, 1999, 5,610,194 shares of the issuer's Class A Common Stock and 727,170 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     PHC, Inc. with its subsidiaries (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem, Virginia, near Roanoke and eight psychiatric facilities: Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare, a provider of outpatient behavioral health services at two locations in the Las Vegas, Nevada area; Total Concept EAP, a provider of outpatient behavioral health services in Shawnee Mission, Kansas; and North Point-Pioneer, Inc. ("NPP") which operates four outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area. The Company also operates BSC-NY, Inc. ("BSC"), which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Through its subsidiary, Behavioral Health Online, Inc., ("BHO"), the company operates its web site, Behavioralhealthonline.com.

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

     Behavioral Health Online, Inc. designs, develops and maintains the Company's web site, Behavioralhealthonline.com. The web site, was designed to provide products, information, and instruction to behavioral health professionals and consumers for a fee.

     In May 1998 the Company closed Good Hope Center, a substance abuse treatment facility located in West Greenwich, Rhode Island and entered into an agreement terminating the lease for the facility. All obligations under this closure agreement were met by June 30, 1999. In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center, in Braintree, Massachusetts was closed in a State Receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The receivership was terminated September 16, 1998 and on October 5, 1998 Quality Care Centers of Massachusetts, Inc. filed a Chapter 7 bankruptcy petition. A Trustee has been appointed; however, the bankruptcy proceedings have not been finalized. For additional information see "Business-Closed and Discontinued Operations-Franvale." In January 1999 the Company closed its 80% owned outpatient operations in Virginia, Pioneer
Counseling of Virginia, Inc. The Company sold this business and retained accounts receivable and most fixed assets, to the minority owners in exchange for their shares of stock in Pioneer Counseling of Virginia, Inc., approximately $25,000, release from the first mortgage on the property of approximately $506,000 and release from Notes Payable to the minority owners of $20,000.

     The Company intends to limit its business operations to behavioral health through facilities providing services to particular markets through customized, outcome-oriented programs, which the Company believes produce overall cost savings to the patient or client organization and its web site which will provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keep individuals informed of current issues in behavioral health of interest to them.

     The Company's substance abuse facilities provide treatment services designed to prevent relapse. Such services, while potentially more costly on a per patient stay basis, often result in long-term health care cost savings to insurers, patients and patients' families. The goal of the Company's psychiatric treatment programs is to provide care at the lowest level of intensity appropriate for the patient in an integrated delivery system that includes inpatient and outpatient treatment opportunities. The integrated nature of the Company's psychiatric programs, which generally involves the same caregivers supervising different treatment modalities, provides for efficient care delivery and the avoidance of repeat procedures and diagnostic and therapeutic errors.

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

     The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's workforce. For example, subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as The Drug Free Workplace Act), requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options prior to termination of employment.

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

         HIGHLAND RIDGE

     Highland Ridge is a 34-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984. It is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

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

     A pre-admission evaluation, which involves an evaluation of psychological, cognitive and situational factors, is completed for each prospective patient. In addition, each prospective patient is given a physical examination upon admission. Diagnostic tools, including those developed by the American Psychological Association, the American Society of Addiction Medicine and the Substance Abuse Subtle Screening Inventory are used to develop an individualized treatment plan for each client. The treatment regimen involves an interdisciplinary team which integrates the twelve-step principles of self-help organizations, medical detoxification, individual and group counseling, family therapy, psychological assessment, psychiatric support, stress management, dietary planning, vocational counseling and pastoral support. Highland Ridge also offers extensive aftercare assistance at programs strategically located in areas of client concentration throughout the United States. Highland Ridge maintains a comprehensive array of professional affiliations to meet the needs of discharged patients and other individuals not admitted to the hospital for treatment.

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


SPECIALIZED TREATMENT SERVICE

     In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 1999. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to PDS2 provides the services. PDS2 is currently operated by the parent entity, PHC, Inc.


         MOUNT REGIS

     Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The Company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO, and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, a freestanding outpatient clinic. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers

     Mount  Regis  Center's  programs  are  sensitive  to  needs  of  women  and minorities. The majority of Mount Regis clients are from Virginia and surrounding states. In addition, because of its relatively close proximity and accessibility to New York, Mount Regis has been able to attract an increasing
number  of  referrals  from  New  York-based  labor  unions.   Mount  Regis  has
established programs that allow the Company to better treat dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders), cocaine addiction and relapse-prone patients. The multi-disciplinary case management, aftercare and family programs are key to the prevention of relapse.

General Psychiatric Facilities

Introduction

     The Company believes that its proven ability to provide high quality, cost-effective care in the treatment of substance abuse has enabled it to grow in the related behavioral health field of psychiatric treatment. The Company's main advantage is its ability to provide an integrated delivery system of inpatient and outpatient care. As a result of integration, the Company is better able to manage and track patients.

     The  Company  offers  inpatient  and  partial  hospitalization   psychiatry
services through Harbor Oaks Hospital. The Company also currently operates seven outpatient psychiatric facilities.

     The Company's philosophy at these facilities is to provide the most appropriate and efficacious care with the least restrictive modality of care. An attending physician and a case manager with continuing oversight of the patient as the patient receives care in different locations or programs handle case management. The integrated delivery system allows for better patient tracking and follow-up, and fewer repeat procedures and therapeutic or diagnostic errors. Qualified, dedicated staff members take a full history on each new patient and through test and evaluation procedures they provide a thorough diagnostic write-up of the patient's condition. In addition a Physician does a complete physical examination for each new patient. This information allows the caregivers to determine which treatment alternative is best suited for the patient and to design an individualized recovery program for the patient.

     Managed health care organizations, state agencies, physicians and patients themselves refer patients to our facilities. These facilities have a patient population ranging from children as young as 5 years of age to senior citizens. The psychiatric facilities treat a larger percentage of female patients than the substance abuse facilities.

HARBOR OAKS

     The Company acquired Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Commerce and it is accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has serviced clients from Macomb, Oakland and St. Clair Counties and has now expanded its coverage area to include Wayne, Sanilac and Livingston Counties.

     Until March 1998, Harbor Oaks Hospital worked in conjunction with New Life Treatment Centers, Inc. ("New Life") to offer counseling programs with a traditional Christian philosophy on an inpatient and partial hospitalization basis. The Company and New Life terminated the contract by mutual agreement on May 22, 1998.

     The Company utilizes the Harbor Oaks facility as a mental health resource to complement its nationally focused substance abuse treatment programs. Harbor Oaks Hospital has a specialty program that treats substance abuse patients who have a coexisting psychiatric disorder. This program provides an integrated holistic approach to the treatment of individuals who have both substance abuse and psychiatric problems. Both adults and adolescents can benefit from this program.

     On February 10, 1997, Harbor Oaks Hospital opened an 8-bed adjudicated residential unit serving adolescents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and each subsequent six-month period thereafter, to determine if additional treatment is required. State authorization allowed the Company to increase the number of beds in the adjudicated residential unit to twelve on May 1, 1998 and twenty on June 26, 1998.

     In addition to direct patient care, Harbor Oaks works with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain FDA approved products in the treatment of specific mental illness.

     Harmony Healthcare

     Harmony Healthcare, which consists of two psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large casino companies including Boyd Gaming Corporation, the MGM Grand, the Mirage and Treasure Island resorts with a rapid response program to provide immediate assistance 24 hours a day. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through a capitated rate behavioral health carve-out with Pacific Care Insurance.


     Total Concept EAP

     Total Concept, an outpatient clinic located in Shawnee Mission, Kansas, provides psychiatric and substance abuse treatment to children, adolescents and adults and manages employee assistance programs for local businesses, gaming, railroads and managed health care companies.


     North Point-Pioneer, Inc.

     NPP consists of four psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The four clinics are located in close proximity to the Harbor Oaks facility, which provides more efficient integration of inpatient and outpatient services, a larger coverage area and the ability to share personnel which results in cost savings.


     BSC-NY, Inc.

     BSC provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area.

     Behavioral Health Online, Inc.

     BHO designs, develops and maintains the Company's web site, Behavioralhealthonline.com. The web site when fully operational will provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keep individuals informed of current issues in behavioral health of interest to them. The site was launched in May 1999.

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.
                                              Year Ended June 30,

                                      1999             1998               1997

  Inpatient*

  Net patient service revenues    $ 10,491,517     $ 13,640,801    $ 13,557,703

  Net revenues per patient day(1) $        400     $        476    $        414

  Average occupancy rate (2)             58.4%            51.7%           58.8%

  Total number of licensed beds at
     end of period                         123              123             172

  Source of Revenues:

       Private (3)                        81.5%            86.9%          91.6%

       Government (4)                     18.5%            13.1%           8.4%

  Partial Hospitalization and Outpatient
  Net Revenues:*
       Individual                   $ 5,356,008       $4,705,454    $ 5,629,760

       Contract                     $ 1,682,453      $ 1,423,098    $ 1,459,580

  Sources of revenues:

       Private                            98.9%            94.0%          98.4%

       Government                          1.1%             6.0%           1.6%

Other Psychiatric Services
                  PDSS (5)          $   942,637      $   763,086    $   629,761

        Practice Management (6)     $   576,881      $   713,750    $   650,852


* Includes revenue from Good Hope Center which was closed in May 1998:
      Inpatient                     $         0      $1,012,679     $ 1,300,745
      Outpatient                    $         0      $  331,057     $   457,018
* Includes revenue from Pioneer Counseling of Virginia which was closed in January 1999:
      Outpatient                    $   537,688      $  963,352     $   227,601

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

Closed and Discontinued Operations

     Franvale

     The Company engaged Oasis Management Company ("Oasis") on November 1, 1996 to June 30, 1997 to provide management services to Franvale. On February 19, 1997, the Massachusetts Department of Public Health, as the result of a routine survey, cited the Company's Franvale Nursing and Rehabilitation Center ("Franvale") for serious patient care and safety deficiencies. The State imposed a civil penalty on the Company of $3,050 per day and reduced it to $2,250 per day on March 12, 1997. The State reduced the fine to $90,545 in total after the Company filed an appeal. The Department of Public Health and the federal agency, HCFA, notified the Company at the time of the original citation, that Franvale would be terminated from the Medicare and Medicaid programs unless Franvale was in substantial compliance with regulatory requirements by March 14, 1997. Franvale submitted a plan of correction to the Department of Public Health and on March 12, 1997, as the result of a resurvey by the Department of Public Health, a new statement of deficiencies was issued, which contained a significant number of violations but recharacterized the level of seriousness of the deficiencies to a lower degree of violation and which extended the threatened date of termination to April 30, 1997.

     As a result of the new statement of deficiencies, the Department of Public Health had precluded the Company from admitting new patients to its Franvale facility until at least April 30, 1997. However, on April 11, 1997, the Company received authority to admit new patients on a case-by-case basis. The State permitted previous patients to be readmitted to the Franvale facility only after a case-by-case review by the Department of Public Health. The Company was obligated to notify the attending physician of each resident of Franvale who was found to have received substandard care of the deficiency notice and was obligated also to notify the Massachusetts board which licenses the administrator of Franvale.

     On April 19, 1997 the Department of Public Health, Division of Health Care Quality completed a follow-up survey of the Franvale Nursing Home. As a result of this survey it was determined that all deficiencies cited from the April 17, 1997 visit had been corrected and the restrictions on Franvale's ability to admit patients were lifted.

     The Company replaced the management team at Franvale and expended significant sums for staffing and programmatic improvements in order to bring the facility into substantial compliance at the earliest possible date. The Company conducted an intensive staff review, which resulted in a total reorganization. The new staff was provided with in-service training.

     On January 29, 1998 Franvale was again cited for patient care and safety deficiencies by the Massachusetts Department of Public Health as a result of a routine survey. A civil penalty of $224,250 was imposed for the period of time that the facility was not in compliance. At the time of the citation the Company was notified by the Department of Public Health and by the federal agency, HCFA, that Franvale would be terminated from the Medicare and Medicaid programs if the facility was not in substantial compliance with regulatory requirements by February 21, 1998. As a result of this statement of deficiencies Franvale was precluded from readmitting patients or admitting new patients. As of February 13, 1998 the ban from readmission was removed; however, Franvale was still unable to admit new patients until after the resurvey was completed and the facility was found to be in substantial compliance with Federal requirements.

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

     As a result of the decrease in census resulting from the inability of Franvale to admit new patients and the limitations on its ability to re-admit patients, the monetary penalties and the expenses that had been incurred by the Company in correcting the cited deficiencies, continued facility cash flow deficit of approximately $80,000 monthly, the stall of the sale of Franvale and the probability that the State would not lift the admission freeze on the facility, the Company concluded that it should file for protection under Chapter 11 of the United States Bankruptcy Code for the wholly owned subsidiary Quality Care Centers of Massachusetts, Inc. which operates Franvale Nursing and Rehabilitation Center.

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

     In October 1998 the Company's Bankruptcy Attorney received notification that as of September 30, 1998 the patient care receivership for Quality Care Centers of Massachusetts, Inc. was terminated. On October 5, 1998, in response to the termination of the State Receivership, the Company filed for protection under Chapter 7 of the United States bankruptcy Code in the Eastern Division of the District of Massachusetts at Boston, Massachusetts. On October 7, 1998 the court appointed Mark G. DeGiacomo as the Chapter 7 Trustee.

     As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims have been asserted against the Company or may be asserted against the Company in the future. To date, such claims are as follows:

     The Commonwealth of Massachusetts named Franvale, the Company and Bruce Shear as party defendants in the Commonwealth receivership action, C.A. No. 98-2783 in the Superior Court, Suffolk County. On June 28, 1999, the Superior Court entered a judgment of dismissal, dismissing the case without prejudice and without costs, as of September 16, 1998. The Company understands that the facility has been closed, all patients transferred and that the Commonwealth receiver has resigned.

     The Commonwealth of Massachusetts may institute a claim seeking to recover any expenses incurred but not recovered by the Commonwealth as a consequence of Franvale's receivership. The Commonwealth has a receivership statute that allows the Commonwealth to seek indemnification for receivership expenses from "licensee[s], persons responsible for the affairs of the licensee, or the owner." Under Commonwealth law, the Commonwealth could seek to hold the Company liable as a "licensee" or "a person responsible for the affairs of the licensee [Franvale]." Management believes that there are defenses to any such claim. At this time the potential claim does not appear to be a material issue, however, since the Company understands that Franvale's collectible accounts receivable are far in excess of the operating expenses and the receiver's fees that were incurred during the receivership.

     On or about September 14, 1998, the Company and its wholly owned subsidiary, Franvale, were each served with document subpoenas in connection with an on-going investigation of Franvale being conducted by the Massachusetts Medicaid Fraud Control Unit. The focus of the investigation appears to be the quality of patient care provided by Franvale during the period of early 1997 until the facility was placed into receivership in June 1998. The Company has cooperated fully with the investigation including the production of documents. While no specific dollar demand has yet been asserted by the state, the Attorney General's office has indicated that a payment will be required to settle this action. Preliminary negotiations between the Company and the State are under way.

     The Company has been named as a defendant in a proceeding captioned Healthcare Services Group, Inc. v. Quality Care Centers of Massachusetts, Inc. and PHC, Inc., C.A. No. 98-132 (Sup. Ct., Suffolk Co., MA). The plaintiff, supplier of housekeeping and laundry services to Franvale, alleges two causes of action against the Company in the Substitute First Amended Complaint. In Count III (Accord and Satisfaction), plaintiff seeks $51,845 for the Company's alleged breach of an agreement to pay plaintiff the money it was owed. In Count IV (Guaranty), plaintiff alleges that the Company agreed to pay Franvale's debt but did not do so; plaintiff seeks a judgment of $67,412. The Company filed an answer contesting plaintiff's claims. Plaintiff propounded requests for admissions to which the Company responded. Plaintiff recently noticed two depositions and served the Company with a request for documents. Discovery was set to close September 1, 1999, but was extended by the consent of the parties. At this time it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to predict the Company's potential loss. Based on the ad damnum clause of the Substitute First Amended Complaint, the maximum potential loss to the Company is alleged to be $67,412, plus costs and interest from the date of demand.

     On or about November 4, 1998, Mellon US Leasing, a division of Mellon Leasing Corporation, a successor in interest to US Capital Corp. ("Mellon"), brought a lawsuit against the Company in the Superior Court for Essex County, Massachusetts, C.A. No. 98-2116. Mellon alleged that the Company had guaranteed a lease agreement entered into by Quality Care Centers of Massachusetts, on which Quality Care had defaulted. Mellon sought damages of $222,005, plus interest costs and reasonable attorney's fees. Since the company did guarantee of this debt of the subsidiary at the inception of the lease, on or about July 28, 1999, the Company and Mellon reached an agreement in principle, although no documents have yet been signed memorializing the settlement. The terms of the settlement are that the Company will pay Mellon the sum of $150,000 over a period of 36 months at the interest rate of 9 percent per year in exchange for dismissal of the lawsuit and the execution of releases.

     The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000. In the quarter ended December 31, 1998 the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The recognition of the gain has been deferred until final resolution of all contingent liabilities.

Good Hope Center

     Good Hope Center is a 49-bed substance abuse treatment facility located in West Greenwich, Rhode Island which, until May, 1998 was operated by the Company's subsidiary PHC of Rhode Island, Inc.

     The Good Hope Center operated at a loss for the fiscal years ended June 30, 1998 and 1997 because of a decline in census, length of stay and lower reimbursements from third party payors. Efforts to increase length of stay and improve market share were unsuccessful requiring the closure of the facility.

     In May 1998 the Company closed Good Hope Center and entered into an agreement terminating the lease for the facility. As of June 30, 1999, the company paid all of the expenses related to the facility and met all of the terms of the agreement. During the fiscal year ended June 30, 1999, the Company collected over $100,000 in accounts receivable previously written off resulting in Net Income of approximately $108,000 for the facility for the year.

Pioneer Counseling of Virginia, Inc.

     In June 1998 the Company decided to close the Blacksburg Clinic and consolidate the Blacksburg resources and operations with the Salem Clinic operations to enhance profitability of Pioneer Counseling of Virginia, Inc. The write down of assets and anticipated costs related to the closing of the Blacksburg clinic are reflected in the accompanying June 30, 1998 Financial Statements. In December 1998 the Company decided to close the remaining Pioneer Counseling of Virginia clinic located in Salem, Virginia. Since the Company was required by contract to give 30-days notice to contract therapists before closing the clinic, in January 1999 the Company closed its 80% owned outpatient operations in Virginia, Pioneer Counseling of Virginia, Inc. The Company sold this business, excluding accounts receivable and most fixed assets, to the minority owners in exchange for their shares of stock in Pioneer Counseling of Virginia, Inc. approximately $25,000, release from the first mortgage on the property of approximately $506,000 and release from Notes Payable to the minority owners of $20,000.


Operating Statistics

The following table reflects closed and discontinued operations:



                                               For the Year Ended
                                                     June 30
                                     1999             1998             1997

    Discontinued Operations
    Franvale:
        Loss                    $         0        $(2,220,296)    $(1,958,756)

    Closed Operations
    Good Hope Center
        Income (Loss)           $   108,372        $(1,540,772)    $  (642,119)

    Pioneer Counseling Centers of
      Virginia, Inc.
        Loss                    $  (811,957)      $   (583,188)    $  (120,914)


     The Company experienced a recovery of accounts written off resulting in net income from Good Hope Center in fiscal year 1999. No further significant recoveries of this nature are expected in future periods.


Business Strategy

     The Company's objective is to become a leading national provider of treatment services, specializing in substance abuse and psychiatric care.

     The Company focuses its marketing efforts on "safety-sensitive" industries. This focus results in customized outcome oriented programs that the Company believes produce overall cost savings to the patients and/or client organizations. The Company intends to leverage experience gained from providing services to customers in certain industries that it believes will enhance its selling efforts within these certain industries.


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

     The Company employs six individuals dedicated to marketing among the Company's facilities. Each facility performs marketing activities in its local region. The National Marketing Director of the Company coordinates the majority of the Company's national marketing efforts. In addition, employees at certain facilities perform national marketing activities independent of the National Marketing Director. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

     The Company's integrated system of comprehensive outpatient mental health clinics and physician practices managed by the Company complement the Company's inpatient facilities. These clinics and medical practices are strategically located in Nevada, Virginia, Kansas City, Michigan, Utah and New York. They make it possible for the Company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the Company operates Pioneer Development and Support Services (PDS2) located in the Highland Ridge facility in Salt Lake City, Utah. PDS2 provides clinical support, referrals, management and professional services for a number of the Company's national contracts. It gives the Company the capacity to provide a complete range of fully integrated mental health services.

     The Company has been successful in securing a number of national accounts with a variety of corporations including: Boyd Gaming, Canadian Rail, Conrail, CSX, the IUE, MCC, MGM, Station Casinos, Union Pacific Railroad, Union Pacific Railroad Hospital Association, VBH, and others.

     In addition to its direct patient care services, the Company launched its web site, Behavioralhealthonline.com, in May 1999. Although many of the articles published on the web site are of interest to the general public, the Company's primary target market is the behavioral health professional. When fully operational the site will not only provide information to the behavioral health professional, but will also provide a time and cost effective alternative for acquiring the professional educational units required each year.


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

     The Company's psychiatric facilities and programs compete primarily within the respective geographic area serviced by them. The Company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities. The main reasons that the Company competes well are its integrated delivery and dual diagnosis programming. Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The Company developed its dual diagnosis service in response to demand from insurers, employees and treatment facilities.


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

     Each contract is negotiated separately, taking into account the insurance coverage provided to employees and members, and, depending on such coverage, may provide for differing amounts of compensation to the Company for different subsets of employees and members. The charges may be capitated, or fixed with a maximum charge per patient day, and, in the case of larger clients, frequently result in a negotiated discount from the Company's published charges. The Company believes that such discounts are appropriate as they are effective in producing a larger volume of patient admissions. The Company treats non-contract patients and bills them on the basis of the Company's standard per diem rates and for any additional ancillary services provided to them by the Company.


Quality Assurance And Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") survey and accredit the Company's inpatient facilities and the Company's outpatient facilities comply with the standards of National Commission Quality Assurance ("NCQA") although the facilities are not NCQA certified. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimal requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.

     In response to the increasing reliance of insurers and managed care organizations upon utilization review methodologies, the Company has adopted a comprehensive documentation policy to satisfy relevant reimbursement criteria. Additionally, the Company has developed an internal case management system, which provides assurance that services rendered to individual patients are medically appropriate and reimbursable. Implementation of these internal policies has been integral to the success of the Company's strategy of providing services to relapse-prone, higher acuity patients.



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

     Licensure and Certification

     State regulatory authorities must license all of the Company's facilities. The Company's Harbor Oaks facility is certified for participation as a provider in the Medicare and Medicaid programs.

     The Company's initial and continued licensure of its facilities, and certification to participate in the Medicare and Medicaid programs, depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment, the existence of adequate policies, procedures and controls and the regulatory process regarding the facility's initial licensure. Federal, state and local agencies survey facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participating in government programs. Such surveys include review of patient utilization and inspection of standards of patient care. The Company has procedures in place to ensure that its facilities are operated in compliance with all such standards and conditions. To the extent these standards are not met, however, the license of a facility could be restricted, suspended or revoked, or a facility could be decertified from the Medicare or Medicaid programs.

     Medicare Reimbursement

     Currently  the  only  facility  of  the  Company  that  receives   Medicare
reimbursement is Harbor Oaks. For the fiscal year ended June 30, 1999 13.11% of revenues for Harbor Oaks were derived from Medicare programs.

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

     The  Harbor  Oaks  facility  is  currently  PPS-exempt.  The  amount of its cost-based reimbursement may be limited by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and regulations promulgated under the Act. Generally, TEFRA limits the amount of reimbursement a facility may receive to a target amount per discharge, adjusted annually for inflation. The facility's reasonable Medicare operating costs divided by Medicare discharges, plus a per diem allowance for capital costs during its base year of operations determines the target amount. It is not possible to predict the ability of Harbor Oaks to remain PPS-exempt or to anticipate the impact of TEFRA upon the reimbursement received by Harbor Oaks in future periods.

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

     Medicaid Reimbursement Currently the only facility of the Company that receives reimbursement under any state Medicaid program is Harbor Oaks. A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.

     Harbor Oaks is a participant in the Medicaid program administered by the State of Michigan. The Company receives reimbursement on a per diem basis, inclusive of ancillary costs. The state determines the rate and adjusts it annually based on cost reports filed by the Company.

     Fraud and Abuse Laws

     Various federal and state laws regulate the business relationships and payment arrangements between providers and suppliers of health care services, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes as well as similar state statutes (collectively, the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of patients, the ordering, arranging, or providing of covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare, Medicaid and other government-sponsored programs. The federal government has issued regulations that set forth certain "safe harbors," representing business relationships and payment arrangements that can safely be undertaken without violation of the federal Fraud and Abuse Laws. Failure to fall within a safe harbor does not constitute a per se violation of the federal fraud and abuse laws. The Company believes that its business relationships and payment arrangements either fall within the safe harbors or otherwise comply with the Fraud and Abuse Laws.

Employees

     As of September 15, 1999, the Company had 299 employees of which 6 were dedicated to marketing, 79 (12 part time) to finance and administration and 214 (91 part time) to patient care. All of the Company's 299 employees are leased from Inovis, formerly International Personnel Resources, LTD. ("IPR"), a national employee-leasing firm. The Company has elected to lease its employees to provide more favorable employee health benefits at lower cost than would be available to the Company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the Company. The agreement provides that Inovis will administer payroll, provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The Company retains the right to reject the services of any leased employee and Inovis has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

     The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationships with its employees are good.

INSURANCE

     Each of the Company's facilities maintains separate professional liability insurance policies. Mount Regis, Harbor Oaks, Harmony Healthcare, Total Concept, NPP and BSC have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts.

     The Company maintains $1,000,000 of directors and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The Company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.

ITEM 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's new lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 17, 2004. The current annual payment under the lease is $72,000 and increases to $87,516 in the final year. This space will also house Behavioral Health Online, Inc. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health. The Company is currently operating on a month to month basis until the lease is finalized. The lease currently in negotiations is for a five-year agreement, which provides for monthly rental payments of approximately $15,000, which includes housekeeping and maintenance for the first six months, and includes changes in rental payments each year based on increases or decreases in the CPI. After the initial six month term the faqcility will pay yet undetermined additional amount each month for housekeeping and maintenance.The leae in its current form would expire December 31, 2004, and includes an option to renew for an additional five years. The Company believes that these premises are adequate for its current and anticipated needs.

Mount Regis Center

     The Company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $460,000. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

     The Company owns or leases premises for each of its psychiatric facilities. Harmony, Total Concept, NPP and BSC each lease their premises. The Company believes that each of these premises is leased at fair market value and coule be replaced without significant time or expense if necessary. The Company believes that all of these premises are adequate for its current and anticipated needs.

     The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $1,600,000 mortgage on this property. The Company believes that these premises are adequate for its current and anticipated needs.


ITEM 3.           LEGAL PROCEEDINGS.

     As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims have been asserted against the Company or may be asserted against the Company in the future. To date, such claims are as follows:

     The Commonwealth of Massachusetts named Franvale, the Company and Bruce Shear as party defendants in the Commonwealth receivership action, C.A. No. 98-2783 in the Superior Court, Suffolk County. On June 28, 1999, the Superior Court entered a judgment of dismissal, dismissing the case without prejudice and without costs, as of September 16, 1998. The Company understands that the facility has been closed, all patients transferred and that the Commonwealth receiver has resigned.

     The Commonwealth of Massachusetts may institute a claim seeking to recover any expenses incurred but not recovered by the Commonwealth as a consequence of Franvale's receivership. The Commonwealth has a receivership statute that allows the Commonwealth to seek indemnification for receivership expenses from "licensee[s], persons responsible for the affairs of the licensee, or the owner." Under Commonwealth law, the Commonwealth could seek to hold the Company liable as a "licensee" or "a person responsible for the affairs of the licensee [Franvale]." Management believes that there are defenses to any such claim. At this time the potential claim does not appear to be a material issue, however, the Company understands that Franvale's collectible accounts receivable are far in excess of the operating expenses and the receiver's fees that were incurred during the receivership.

     On or about September 14, 1998, the Company and its wholly owned subsidiary, Franvale, were each served with document subpoenas in connection with an on-going investigation of Franvale being conducted by the Massachusetts Medicaid Fraud Control Unit. The focus of the investigation appears to be the quality of patient care provided by Franvale during the period of early 1997 until the facility was placed into receivership in June 1998. The Company has cooperated fully with the investigation including the production of documents. While no specific dollar demand has yet been asserted by the state, the Attorney General's office has indicated that a payment will be required to settle this action. Preliminary negotiations between the Company and the State are under way.

     The Company has been named as a defendant in a proceeding captioned Healthcare Services Group, Inc. v. Quality Care Centers of Massachusetts, Inc. and PHC, Inc., C.A. No. 98-132 (Sup. Ct., Suffolk Co., MA). The plaintiff, supplier of housekeeping and laundry services to Franvale, alleges two causes of action against the Company in the Substitute First Amended Complaint. In Count III (Accord and Satisfaction), plaintiff seeks $51,845 for the Company's alleged breach of an agreement to pay plaintiff the money it was owed. In Count IV (Guaranty), plaintiff alleges that the Company agreed to pay Franvale's debt but did not do so; plaintiff seeks a judgment of $67,412. The Company filed an answer contesting plaintiff's claims. Plaintiff propounded requests for admissions to which the Company responded. Plaintiff recently noticed two depositions and served the Company with a request for documents. Discovery was set to close September 1, 1999, but has been extended by the consent of the parties. At this time it is not possible for the Company to evaluate the likelihood of an unfavorable outcome or to predict the Company's potential loss. Based on the ad damnum clause of the Substitute First Amended Complaint, the maximum potential loss to the Company is alleged to be $67,412, plus costs and interest from the date of demand.

     On or about November 4, 1998, Mellon US Leasing, a division of Mellon Leasing Corporation, a successor in interest to US Capital Corp. ("Mellon"), brought a lawsuit against the Company in the Superior Court for Essex County, Massachusetts, C.A. No. 98-2116. Mellon alleged that the Company had guaranteed a lease agreement entered into by Quality Care Centers of Massachusetts, on which Quality Care had defaulted. Mellon sought damages of $222,005, plus interest costs and reasonable attorney's fees. Since the company did guarantee of this debt of the subsidiary at the inception of the lease on or about July 28, 1999, the Company and Mellon reached an agreement in principle, although no documents have yet been signed memorializing the settlement. The terms of the settlemen are that the Company will pay Mellon the sum of $150,000 over a period of 36 months at the interest rate of 9 percent per year in exchange for didmissal of the lawsuit and the execution of releases.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1999.


PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Units, Class A Common Stock and Class A Warrants have been traded on the NASDAQ National Market under the symbols "PIHCU," "PIHC" and "PIHCW," respectively, since the Company's initial public offering which was declared effective on March 3, 1994. There is no public trading market for the Company's Class B Common Stock. The following table sets forth, for the periods indicated, the high and low sale price of the Company's Class A Common Stock, as reported by NASDAQ.


1998
        First Quarter              $ 3  9/16                 $ 2 1/4
        Second Quarter             $ 3                       $ 1 7/8
        Third Quarter              $ 2 13/16                 $ 1 7/8
        Fourth Quarter             $ 2  7/16                 $ 1 5/8

1999    First Quarter              $ 2                       $   5/8
        Second Quarter             $ 1  1/16                 $  9/16
        Third Quarter              $ 1   3/4                 $ 13/16
        Fourth Quarter             $ 1 15/32                 $ 13/16

2000
       First Quarter(through
       September 15, 1999)         $1   5/16                $  15/16

     On September 15, 1999, the last reported sale price of the Class A Common Stock was $1.09375. On September 15, 1999 there were 452 holders of record of the Company's Class A Common Stock and 312 holders of record of the Company's Class B Common Stock.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 1999 and 1998. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During the fiscal years several businesses were acquired or closed which makes comparability of period results difficult. See "Psychiatric Service Industry - Operating Statistics" in Part One, Item One of this report for further detail.

Overview

     The Company presently provides health care services through two substance abuse treatment centers, a psychiatric hospital and seven outpatient psychiatric centers (collectively called "treatment facilities"). The profitability of the Company is largely dependent on the level of patient census at these treatment facilities. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases because of the fixed components of these expenses. The Company's most recent addition, Behavioral Health Online, Inc., is a provider of behavioral health information and education through its web site.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are ongoing debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company's business is unknown. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and reduced payment for services.

Results of Operations

Years Ended June 30, 1999 and 1998

     The Company experienced an increase in profitability from its continuing operations. Earnings before taxes, interest, depreciation and amortization for currently operating facilities increased by $1,351,169 for the year year ended June 30, 1999 to $845,747 from a loss for the year ended June 30, 1998 of
$505,422. These amounts exclude income and loss for both years for the California, Rhode Island, and Virginia operations. Although net revenue for the operating facilities decreased by 2%, approximately $337,000, for the year ended June 30, 1999, many changes toward more efficient operations resulted in non-proportional decreases in many operating expenses. Total consultant fees related to patient care decreased 16% to $2,273,601 for the year ended June 30, 1999 from $2,721,960 for the year ended June 30, 1998. While patient care related payroll expense increased only 2% to $5,507,138 for the year ended June 30, 1999 from $5,417,628 for the year ended June 30, 1998. This is a combined 4% reduction in the cost of salaries related to patient care as a result of the more efficient use of salaried employees time and the reduction in the use of non-employee therapists for patient care. More efficient ordering has resulted in a decrease of 62% in the cost of hospital supplies excluding food, laboratory fees and pharmacy, which also decreased. A change in laboratory service provider and more efficient management of requests for lab tests resulted in a 37%, approximately $76,000, decrease in laboratory fees expense for the fiscal year ended June 30, 1999. A change in pharmacy and a shift in some pharmacy billing from our facilities to the vendor resulted in a 7%, approximately $14,000, decrease in pharmacy costs for the operating facilities. Savings were also evident in administrative expenses for the operating facilities. More efficient ordering also resulted in a decrease of 10.8%, approximately $25,000, in the cost of general office supplies and expense. Consolidating marketing efforts contributed toward a 24%, approximately $74,000, decrease in marketing, promotion,  and travel  expenses.  More  efficient  staffing  in  administrative positions resulted in a decrease of 17%, approximately $458,000, in administrative payroll, while the cost of administrative consultants also decreased 26% or approximately $63,000. Bad debt expenses also decreased 27%, approximately $775,000, due to the considerable charge to bad debt expense in the previous year and the current decline in accounts receivable. Because most of the changes outlined above were in place for all of the year ended June 30, 1999, the Company does not expect to experience the same decreases in expenses in future years but intends to work at maintaining the current level of expenses. The Company will, however, continue to evaluate operations looking for less expensive alternatives to provide the same quality service.

     The Company reduced its total loss by $5,090,703 for the fiscal year ended June 30, 1999 compared to June 30, 1998. The Company also continued to divest itself of facilities operating at a loss. The remaining Pioneer Counseling of Virginia clinic was closed in January 1999 resulting in approximately $300,000 in expenses to write-down intangible assets. The total loss recorded for Pioneer Counseling of Virginia, including this expense was approximately $810,000. The final cost of the release from two of the Michigan outpatient clinic leases is also reflected in the current fiscal year. The Company also experienced a loss of approximately $160,000 through its start up operations for Behavioralhealthonline.com. The web site produces minimal revenues during the development stages when operating costs are high. The web site is expected to be fully operational in the third quarter of the fiscal year 2000.

     In the fiscal year ended June 30, 1998 the Company experienced a loss from the discontinued operations of Franvale Nursing and Rehabilitation Center of approximately $2,200,000.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. Although the Company's receivables have decreased, the Company continues to reserve for bad debts based on managed care denials and past difficulty in collections.

     Total patient care revenue from all facilities, decreased 10% to $19,139,496 for the year ended June 30, 1999 from $21,246,189 for the year ended June 30, 1998. This decline in revenue is due primarily to the decline in census and closure of Good Hope Center in Rhode Island. Net inpatient care revenue from psychiatric services decreased 12% to $11,955,143 for the fiscal year ended June 30, 1999 compared to $13,640,801 for the year ended June 30, 1998 and net outpatient care revenue decreased 7% to $5,574,835 for the year ended June 30, 1999 from $6,008,552 for the year ended June 30, 1998. Revenues from Practice Management and Pioneer Development and Support Services ("PDSS") increased 3% to $1,519,518 for the year ended June 30, 1999 from $1,476,836 for the year ended June 30, 1998.

     Total patient care expenses for all facilities decreased 12% to $9,384,070 for the year ended June 30, 1999 from $10,706,639 for the year ended June 30, 1998. This decrease in patient care expenses is largely a result of the closure of Good Hope Center and the Virginia clinics. The Company expects these expenses to decline in fiscal 2000 as compared to fiscal 1999. Total administrative expenses for all facilities decreased 17% to $7,865,013 for the year ended June 30, 1999 from $9,488,631 for the year ended June 30, 1998. This decrease in administrative expense is due largely to the one-time charges recorded in the fiscal year ended June 30, 1998. Expenses for the closure of Good Hope Center and the Blacksburg Clinic were among these one-time charges.


Year 2000 Compliance

     The Company was unable to reach an agreement with its Information Systems Vendor to upgrade its current accounts receivable software to accommodate a four-digit year. The Company has identified alternative software solutions, which are year 2000 compliant. The software installation is anticipated to be operational by the deadline; however, as a precaution, the Company has contacted each of its facilities' fiscal intermediaries and has been granted an extension of time beyond the HCFA deadline for year 2000 compliance. In the event that installation of the software is delayed, each facility is making plans to complete the billing process by adding the four-digit year manually for those bills that are not currently processed through a third party electronic biller. Although this is a time consuming and costly alternative, it will allow the Company to continue processing bills. The Company has already upgraded the network software at the corporate offices and most of its facilities and is currently upgrading hardware to accommodate all required software upgrades.

     The Company is currently in the process of contacting each third party payor of accounts receivable, financial institution, major supplier of essential products and utility to request the status of their year 2000 compliance. The company has received responses from approximately 60% of all vendors contacted. All operation critical equipment, telephones, elevators, etc., has been tested and found to be compliant. There are a few suppliers of goods and services critical to operations that have not yet responded. The Company is in the process of identifying alternate sources for these goods and services.

     To date the Company has expended approximately $60,000 on items relating to the year 2000 issues and anticipates approximately $165,000 in additional expenses relating to the upgrade of Company's computer systems.

Liquidity and Capital Resources

     For the two fiscal years ended June 30, 1999, the Company met its cash flow needs through accounts receivable financing and by issuing debt and equity securities as follows:


  DATE      TRANSACTION TYPE         NUMBER       PROCEEDS     MATURITY     TERMS           STATUS
                                       OF                        DATE
                                     SHARES
   9/97     Common Stock             172,414      $500,000        N/A      Issued with     Common
                                                                           warrants at     Stock Sold
                                                                           a 3.3% discount
                                                                           outstanding
   9/97     Warrant issued as part    86,207            --   09/30/2002    exercise price
            of the units in the                                            $2.90
            Private Placement of
            Common Stock
   9/97     Warrant issued in        150,000            --   05/31/2002    exercise price  outstanding
            exchange for cash                                              $2.50
            and financial advisory
            services
  12/97     Mortgage advance              --      $500,000   10/31/2001    Prime Plus 5%   outstanding
   3/98     Warrant issued as a        3,000            --    03/10/2003    exercise price  outstanding
            penalty for late                                               $2.90
            registration of
            Private Placement
            Common Stpck
   3/98     Note Payable                  --      $350,000     05/10/99    Prime Plus 3.5% outstanding
                                                              as extended
   3/98     Warrants issued as        52,500            --    03/10/2003   exercise price  outstanding
            additional interest                                            $2.38
            on 3/98 debt
   3/98     Common Stock issued to   227,347      $534,265     N/A          N/A               N/A
            the former owners of
            BSC-NY, Inc. for the
            earn out agreement in
            lieu of cash
   3/98     Convertible Preferred        950       $950,000    03/18/2000  6% Interest per outstanding
            Stock                                                          year convertible
                                                                           at 80% of 5 day
                                                                           average bid price
   3/98     Warrants issued           49,990             --    03/18/2001  exercise price  outstanding
            in connection                                                  $2.31
            with the Private
            Placement of
            Convertible
            Preferred Stock
            on 3/98
   5/98     Note  Payable -               --       $50,000     on demand   12% annual      outstanding
            Related Party                                                  interest rate

   6/98     Note  Payable -               --       $50,000     on demand   12% annual      outstanding
            Related Party                                                  interest rate
   7/98     Warrants issued as        52,500            --     07/10/2003  exercise price  outstanding
            additional interest                                            $1.81
            on extension of 3/98
            debt
   7/98     Warrants issued as        20,000            --     07/10/2003  exercise price  outstanding
            additional interest                                            $1.81
            on extension of 3/98
            debt
   8/98     Warrants issued for       50,000            --     08/15/2001  exercise price  outstanding
            services                                                       $1.75
   8/98     Note Payable -                --      $100,000     on demand   12% annual      outstanding
            Related Party                                                  interest rate
  12/98     Shares issued for        304,097            --            --           --      outstanding
            price guarantee
  12/98     Convertible Debentures        --      $500,000     12/02/2004  12% annual      outstanding
                                                                           interest
                                                                           convertible at
                                                                           $2.00 in $1,000
                                                                           increments
  12/98     Warrants issued in       165,000                   06/2004     issued from Dec outstanding
            Private Placement                                              thru June;
                                                                           exercisable at
                                                                           $1.00 to $2.00
  01/99     Warrants for services     94,000                   05/2004     issued from Jan outstanding
                                                                           thru June;
                                                                           exercisable at
                                                                           $1.00 to $1.45

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care, net of allowance for doubtful accounts, decreased 14.6% to $6,938,227 during the year ended June 30, 1999 from $8,126,972 at June 30, 1998. This decrease in accounts receivable is largely the result of the write-down of the accounts receivable for closed facilities, increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. At the same time, the Company continues to increase reserves for bad debt based on potential insurance denials and past difficulty in collections. In February 1998 the Company entered into an accounts receivable funding revolving credit agreement with Healthcare Financial Partners-Funding II, L.P. ("HCFP"), on behalf of five of its subsidiaries, which provides for funding of up to $4,000,000 based on outstanding receivables. The outstanding balance on this receivables financing on June 30, 1999 was approximately $1,669,830.

     The Company believes that it has sufficient financing available to sustain existing operations for the foreseeable future. The Company also intends to renew the expansion of its existing operations through new product lines and expansion of contracts. The Company will also expand through its web site operations offering the behavioral health professional goods and services unique and specific to their needs for a fee.

     The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000. In the quarter ended December 31, 1998 the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The recognition of the gain has been deferred until final resolution of all contingent liabilities.

ITEM 7.           FINANCIAL STATEMENTS.

                                                                 AT PAGE

Index                                                            F-1
Independent auditors' report                                     F-2
Consolidated balance sheets                                      F-3
Consolidated statements of operations                            F-4
Consolidated statements of changes in stockholders' equity       F-5
Consolidated statements of cash flows                            F-6, F-7
Consolidated notes to financial statements                       F-8


PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of June 30, 1999 are as follows:

    Name                  Age                 Position

Bruce A. Shear             44   Director, President and Chief Executive Officer

Robert H. Boswell          50   Senior Vice President

Paula C. Wurts             50   Controller, Assistant Clerk and Assistant
                                Treasurer

Gerald M. Perlow, M.D.     61   Director and Clerk

Donald E. Robar (1)(2)     62   Director and Treasurer

Howard W. Phillips         69   Director

William F. Grieco (1)      45   Director

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

     ROBERT H. BOSWELL has served as the Senior Vice President of the Company since February 1999 and as Executive Vice Prisident of the Company from 1992 until 1999. From 1989 until the spring of 1994 Mr. Boswell served as the Administrator of the Company's Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the Company's substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University's doctoral program in philosophy. Mr. Boswell is a Board Member of the National Foundation for Responsible Gaming and the Chair for the National Center for Responsible Gaming.

     PAULA C. WURTS has served as the Controller of the Company since 1989 and as Assistant Treasurer since 1993 and as Assistant Clerk since January 1996. Ms. Wurts served as the Company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received a Master's Degree in Accounting from Western New England College in 1996.

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

     WILLIAM F. GRIECO has served as a Director of the Company since February 18, 1997. Since August 1999 Mr. Grieco has been a self-employed law consultant. From November 1995 to July 1999 he served as Senior Vice President and General Counsel for Fresenius Medical Care North America. From 1989 until November of 1995, Mr. Grieco was a partner at Choate, Hall & Stewart. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management from Harvard University in 1978 and a JD from Boston College Law School in 1981.

Compliance With Section 16(A) Of The Exchange Act

     Based on a review of Forms 3 and 4 furnished to the company, all directors, officers and beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act filed on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.    Executive compensation.  Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company owns and is the beneficiary on a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

Executive Compensation

     Two executive officers of the Company received compensation in the 1999 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 1999,1998, and 1997:

                           Summary Compensation Table
                                                        Long Term
                                                       Compensation
                            Annual Compensation            Awards
                            ___________________        _____________

(a)               (b)   (c)       (d)   (e)           (g)             (i)
Name and                                Other Annual  Securities   All Other
Principal       Year    Salary   Bonus  Compensation  Underlying   Compensation
Position                                              Options/SARs
                           $       $         $            #             $
_______________________________________________________________________________

Bruce A. Shear    1999 $300,195(1)  --  $ 6,490(2)    50,000       $21,622
President and     1998 $309,167(1)  --  $ 8,363(3)    50,000       $51,256
Chief Executive   1997 $294,167(1)  --  $12,633(4)    --           --
Officer

Robert H. Boswell 1999 $111,083   $800  $ 7,955(5)    65,000       $29,753
Senior Vice       1998 $102,750     --  $ 7,836(6)    15,000       $14,149
President         1997 $ 92,750     --  $ 6,687(7)     5,000       $ 6,821

(1)  Although the last Board of Director   authorized base salary effective July
     1, 1995, $310,000 base salary was drawn as listed above.

(2) This amount represents (i) $1,341 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $2,792 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear and (iii) $2,357 personal use of a Company car held by Mr. Shear

(3) This amount represents (i) $1,341 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $4,768 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear and (iii) $2,254 personal use of a Company car held by Mr. Shear.

(4) This amount represents (i) $2,687 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, (ii) $6,769 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear and (iii) $3,177 personal use of a Company car held by Mr. Shear.

(5) This amount represents (i) $6,000 automobile allowance, (ii) $357 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell (iii) $704 in other benefits paid by the Company on behalf of Mr. Boswell and (vi) $894 in benefit derived from the purchase of shares through the employees stock purchase plan.

(6) This amount represents (i) $6,000 automobile allowance, (ii) $408 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell (iii) $408 in other benefits paid by the Company on behalf of Mr. Boswell (iv) $115 in Class A Common Stock issued to employees and (v) $905 in benefit derived from the purchase of shares through the employees stock purchase plan.

(7) This amount represents (i) an automobile allowance and (ii) $897 in benefit derived from the purchase of shares through the employees stock purchase plan.

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

COMPENSATION COMMITTEE

     The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The compensation Committee met once during fiscal 1999. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the Company's Stock Plan on August 26, 1993 and the stockholders of the Company approved the plan on November 30, 1993. The Stock Plan provides for the issuance of a maximum of 300,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

     The Board of Directors administers the Stock Plan. Subject to the provisions of the Stock Plan, the Board of Directors has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock and upon exercise of options. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a period of one year following such termination.

     During the fiscal year ended June 30, 1999, the Company issued additional options to purchase 212,500 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $1.03 to $1.25. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     During the fiscal years ended June 30, 1998 and June 30, 1999 no options were exercised.

     On November 17, 1997 the Board of Directors voted to amend the 1993 Stock Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 300,000 shares to 400,000 shares. The Stockholders approved this amendment at the annual meeting on December 26, 1997. On September 15, 1998 the Board of Directors voted to amend the 1993 Stock Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 400,000 shares to 1,000,000 shares. The Stockholders approved this amendment at the annual meeting on December 23, 1998.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. An offering period under the plan began on February 1, 1997 and ended on January 31, 1998. Twenty-four employees purchased an aggregate of 14,743 shares of Class A Common Stock. A new offering commenced on February 1, 1998 and ended on January 31, 1999. Eleven employees purchased an aggregate of 15,475 shares of Class A Common Stock. Eleven employees are participating in the current offering period under the plan, which began on February 1, 1999 and will end on January 31, 2000.

     On November 17, 1997 the Board of Directors voted to amend The Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 100,000 shares to 150,000 shares. The Stockholders approved this amendment to the plan at the annual meeting on December 26, 1997.

Non-Employee Director Stock Plan

     The Board of Directors adopted the Company's Non-Employee Director Stock Plan (the "Director Plan") on October 18, 1995. The Stockholders of the Company approved the plan on December 15, 1995. Non-qualified options to purchase a total of 30,000 shares of Class A Common Stock are available for issuance under the Director Plan.

     The Board of Directors or a committee of the Board administers the Director Plan. Under the Director Plan, each director of the Company who was a director at the time of adoption of the Director Plan and who was not a current or former employee of the Company received an option to purchase that number of shares of Class A Common Stock as equals 500 multiplied by the years of service of such director as of the date of the grant. At the first meeting of the Board of Directors subsequent to each annual meeting of stockholders, each non-employee director is granted under the Director Plan an option to purchase 2,000 shares of the Class A Common Stock of the Company. The option exercise price is the fair market value of the shares of the Company's Class A Common Stock on the date of grant. The options are non-transferable and become exercisable as follows: 25% immediately and 25% on each of the first, second and third anniversaries of the grant date. If an optionee ceases to be a member of the Board of Directors other than for death or permanent disability, the unexercised portion of the options, to the extent unvested, immediately terminate, and the unexercised portion of the options which have vested lapse 180 days after the date the optionee ceases to serve on the Board. In the event of death or permanent disability, all unexercised options vest and the optionee or his or her legal representative has the right to exercise the option for a period of 180 days or until the expiration of the option, if sooner.

     On February 18, 1997, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $2.06. On February 23, 1999, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $1.03. As of June 30, 1999, none of the options issued had been exercised.

     On November 17, 1997 the Board of Directors voted to amend the Director Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 30,000 shares to 50,000 shares. The Stockholders approved the amendment to the plan at the annual meeting on December 26, 1997.

     The following table provides information about options granted to the named executive officers during fiscal 1999 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                     Individual Grants
                    ____________________
(a)                 (b)            (c)             (d)           (e)
                    Number of      % of Total
                    Securities     Options/SARs
                    Underlying     Granted to     Exercise or
                    Options/SARs   Employees      Base Price     Expiration
                    Granted        in Fiscal Year ($/Share)      Date
Name                   #
_________________  _____________  ______________  ___________   ___________
Bruce A. Shear      50,000         23.5%           $1.17         3/15/2004
Robert H. Boswell   50,000         23.5%           $1.25         9/15/2003
                    15,000          7.0%           $1.20         2/23/2004

All Directors and  183,000         83.8%       $1.03-$1.25   9/15/2003-2/23/0224
  Officers as a
  group (7 persons)

     The following table provides information about options exercised by the named executive officers during fiscal 1999 and the number and value of options held at the end of fiscal 1999.

(a)                (b)            (c)           (d)                   (e)
                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options/SARs at    Options/SARs
                    Shares                      FY-End (#)         FY-End ($)
                    Acquired on    Value        Exercisable/       Exercisable/
Name                Exercise (#)   Realized ($) Unexercisable      Unexercisable
____                ____________   ____________  ______________   _____________
Bruce A. Shear      --             --            37,500/62,500            $0/$0
Robert H. Boswell   --             --            69,000/45,000            $0/$0

All Directors and
Officers as a group
(7 persons)         --             --           198,000/163,250           $0/$0

     In February 1997, all 95,375 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. In September 1998, all 21,875 options due to expire, were extended for an additional five years. Also in September 1998, all 183,875 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of capital stock of the Company currently outstanding) as of August 15, 1999 by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (ii) each director of the Company, (iii) each of the named executive officers as defined in 17 CFR 228.402(a)(2) and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:



                         Name and Address       Amount and Nature    Percent of
Tital of Class           of Beneficial Owner    of Beneficial Owner  Class (12%)

Class A Common Stock     Gerald M. Perlow             27,750(1)             *
                         c/o PHC, Inc.
                         200 Lake Street
                         Peabody, MA  01960

                         Donald E. Robar                22,750(2)           *
                         c/o PHC, Inc.
                         200 Lake Street
                         Peabody, MA  01960

                         Bruce A. Shear                 58,000(3)          1.0%
                         c/o PHC, Inc.
                         200 Lake Street
                         Peabody, MA  01960

                         Robert H. Boswell              83,844(4)          1.5%
                         c/o PHC, Inc.
                         200 Lake Street
                         Peabody, MA  01960

                         Howard W. Phillips             11,750(5)           *
                         P. O. Box 2047
                         East Hampton, NY  11937

                         William F. Grieco              71,030(6)(7)      1.3%
                         115 Marlborough Street
                         Boston, MA 02116

                         J. Owen Todd                   59,280(7)         1.1%
                         c/o Todd and Weld
                         1 Boston Place
                         Boston, MA  02108

                         ProFutures Special Equities   751,082(9)         12.1%
                         Fund, LP
                         11612 Bee Cave Rd - STE 100
                         Austin  TX  78734

                         All Directors and Officers    311,285(8)          5.3%
                         as a Group (7 persons)

Class B Common Stock (10)Bruce A. Shear                671,259(11)        92.8%
                         c/o PHC, Inc.
                         200 Lake Street
                         Peabody, MA  01960

                         All Directors and Officers    671,259            92.8%
                         as a Group (7 persons)

 *   Less than 1%.
(1) Includes 17,750 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $1.03 to $6.63 per share.
(2) Includes 21,250 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $1.03 to $6.63 per share.
(3) Includes 50,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.17 to 2.63 per share. Excludes an aggregate of 59,280 shares of Class A Common Stock owned by the Shear Family Trust and the NMI Trust, of which Bruce A. Shear is a remainder beneficiary.
(4) Includes an aggregate of 71,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $1.20 to $1.25 per share.
(5) Includes 11,750 shares issuable pursuant to currently exercisable stock options having an exercise price range of $1.03 to $3.50 per share.
(6) Includes 11,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.03 to $3.50 per share.
(7) Messrs. Todd and Grieco are the two trustees of the Trusts which collectively hold 59,280 shares of the Company's outstanding Common Stock. Gertrude Shear, Bruce A. Shear's mother, is the lifetime beneficiary of the Trusts. In addition to the shares held by the Trusts, to the best of the Company's knowledge, Gertrude Shear currently owns less than 1% of the Company's outstanding Class B Common Stock.
(8) Includes an aggregate of 215,500 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 10,000 have an exercise price of $5.00 per share, 19,500 have an exercise price of $3.50 per share, 37,500 have an exercise price of $2.63 per share, 3,000 have an exercise price of $2.06 per share, 119,250 have an exercise price of $1.25 per share, 6,250 have an exercise price of $1.20 per share, 12,500 have an exercise price of $1.17 per share and 2,000 have an exercise price of $1.03 per share.
(9) Includes 458,750 shares estimated as issuable upon the conversion of 367 shares of series B preferred stock and 165,522 shares issuable upon the exercise of warrants issued in connection with various financing and private placement transactions.
(10) Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer or at any time at the option of the holder.
(11) Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
(12) Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors).

     By virtue of the fact that class B shareholders have the right to elect three of the five members of the Board of Directors and Mr. Shear owns 92% of the class B shares, Mr. Shear has the right to elect the nominees and therefore, control the Board of Directors.

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 1999:

               Bruce A. Shear ........................................36.72%
               J. Owen Todd............................................0.64%
               William F. Grieco.......................................0.77%
               ProFutures Special Equities Fund, LP....................7.61%
               All Directors and Officers as a Group
               (7 persons)............................................38.75%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last ten years, Bruce A. Shear, a director and the President and Chief Executive Officer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the Company did not have financing available from outside sources and, in the opinion of the Company, were entered into at market rates given the financial condition of the Company and the risks of repayment at the time the loans were made. As of June 30, 1999, the Company owed an aggregate of $200,000 to related parties.

     During the period ended June 30, 1999, the Company paid Mr. Shear and affiliates approximately $157,600 in principal and accrued interest under various notes. As of June 30, 1999, the Company owed Bruce A. Shear $100,000 on a promissory note, which is dated August 13, 1998, bears interest at the rate of 12% per year and is payable on demand and Tot Care, Inc., an affiliate of Bruce
A. Shear, $100,000 on promissory notes dated May 28, 1998 and June 9, 1998 which bear interest at the rate of 12% per year and are payable on demand.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibit No.                                                 Description

3.1  Restated Articles of Organization of the Registrant,  as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994) 3.1.1Articles of Amendment filed with the Commonwealth of Massachusetts. (Filed with the 10-QSB dated May, 1997.)
3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
3.3 Certificate of Vote of Directors establishing a Series of a Class of stock. (Filed with the SB-2/A dated June 3, 1997.
4.1 Form of Warrant Agreement. (Filed as exhibit 4.1 to the Company's Registration Statement on March 2, 1994)
4.2 Form of Unit Purchase Option. (Filed as exhibit 4.4 to the Company's Registration Statement on March 2, 1994)
4.3 Form of warrant issued to Robert A. Naify, Marshall Naify, Sarah M. Hassanein and Whitney Gettinger. (Filed as exhibit 4.6 to the Company's Registration Statement on Form 3 dated March 12, 1996. Commission file number 333-71418).
4.4 Form of Warrant Agreement by and among the Company, American Stock Transfer & Trust Company and AmeriCorp Securities, Inc. executed in connection with the Private Placement. (Filed as exhibit 4.8 to the Company's Registration Statement on Form 3 dated March 12, 1996. Commission file number 333-71418).
4.5 Form of Warrant Agreement issued to Alpine Capital Partners, Inc. to purchase 25,000 Class A Common shares dated October 7, 1996. (Filed as exhibit 4.15 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission November 5, 1996. Commission file number 0-23524).
4.6 Form of Warrant Agreement issued to Barrow Street Research, Inc. to purchase 3,000 Class A Common shares dated February 18, 1997. (Filed as exhibit 4.17 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
4.7 Form of Consultant Warrant Agreement by and between PHC, Inc., and C.C.R.I. Corporation dated March 3, 1997 to purchase 160,000 shares Class A Common Stock. (Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
4.8 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for 50,000 shares of Class A Common Stock dated 6/4/97. (Filed as exhibit 4.22 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
4.9 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for up to 86,207 shares of ClassA Common Stock dated 09/19/97. (Filed as exhibit 4.25 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
4.10 Transfer from Seacrest Capital Securities of PHC, Inc. and securities to Summit Capital Limited dated 12/19/97. (Filed as exhibit 4.26 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
4.11 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, LP for 3,000 shares of Class A Common Stock. (Filed as exhibit 4.27 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-23524).
4.12 Subscription Agreements and Warrants for Series B Convertible Preferred Shares and Warrants by and between PHC, Inc., ProFutures Special Equities Fund, L.P., Gary D. Halbert, John F. Mauldin and Augustine Fund, L.P. dated March 16, 1998. (Filed as exhibit 4.28 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-23524).
4.13 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated March 10, 1998. (Filed as exhibit 4.16 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927.)
4.14 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated July 10, 1998. (Filed as exhibit 4.15 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927.)
4.15 Warrant Agreement by and between Joan Finsilver and PHC, Inc. dated 07/31/98 for 60,000 shares common stock. (Filed as exhibit 4.16 to the Company's report on 10-KSB filed with the Securities and Exchange Commission on October 13, 1998. Commission file number 0-23524. Replaces exhibit 4.23 to the Company's report on Form 10-KSB. Filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
4.16 Warrant Agreement by and between Brean Murray and Company and PHC, Inc. dated 07/31/98 for 90,000 shares common stock. (Filed as exhibit 4.17 to the Company's report on 10-KSB filed with the Securities and Exchange Commission on October 13, 1998. Replaces exhibit 4.23 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
4.17 Warrant Agreement by and between HealthCare Financial Partners, Inc. and its subsidiaries (collectively "HCFP" and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock. (Filed as exhibit
     4.18 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
4.18 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3. (Filed as exhibit 4.19 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524.)
4.19 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000. (Filed as exhibit 4.20 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-23524).
4.20 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-23524).
4.21 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-23524).
4.22 Warrant  Agreement  by and  between  PHC,  Inc.,  and  National  Securities
     Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock. (Filed as exhibit 4.23 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-23524).
4.23 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999. (Filed as exhibit 4.24 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-23524).
4.24 Warrant Agreement by and between PHC, Inc., and Barrow Street Research for 3,000 shares of Class A Common Stock dated February 23, 1999. (Filed as exhibit 4.24 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
4.25 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated March 1, 1999. (Filed as exhibit 4.25 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
4.26 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.26 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
4.27 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated May 1, 1999. (Filed as exhibit
     4.27 to the Company's report on Form 10-QSB dated May 14, 1999. Commission file number 0-23524).
*4.28 Warrant  Agreements  by and  between  PHC,  Inc., and George H. Gordon for
     10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*4.29 Warrant  Agreements  by and  between  PHC,  Inc., and George H. Gordon for
     10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999, Commission file number 0-23524).
*4.30 Warrant  Agreements  by and  between  PHC,  Inc., and George H. Gordon for
     10,000 shares of Class A Common Stock dated June 1, 1999. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*4.31 Warrant  to purchase  up to 37,500  shares of Class A Common  Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1998. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524.)
*4.32 Warrant  to  purchase  up to 37,500  shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1998. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524.)
*4.33 Subscription  Agreement and Warrants Series B Convertible Preferred Shares
     and Warrants by and between PHC, Inc., ProFutures Special Equities Fund, L.P., Gary D. Halbert John F. Mauldin and Augustine Fund L.P. dated March 16, 1998.
10.1 1993 Stock Purchase and Option Plan of PHC, Inc., as amended December 26, 1997. (Filed as exhibit 10.1 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
10.2 Form of Warrant Agreement for Bridge financing with List of bridge investors holding warrant agreements and corresponding numbers of bridge units for which warrant is exercisable. (Filed as exhibit 10.6 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.3 Lease Agreement between  Palmer-Wells  Enterprises and AIHS, Inc. and Edwin
     G. Brown, dated September 23, 1983, with Addendum dated March 23, 1989, and Renewal of Addendum dated April 7, 1992. (Filed as exhibit 10.14 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.4 Note of PHC of Virginia, Inc. in favor of Himanshu S. Patel and Anna H. Patel, dated April 1, 1995, in the amount of $10,000. (Filed as exhibit
     10.29 to the Company's annual report on Form 10-KSB. Filed with the Securities and Exchange on October 2, 1995. Commission file number 0-23524).
10.5 Note of PHC of Virginia, Inc. in favor of Mukesh P. Patel and Falguni M. Patel, dated April 1, 1993, in the amount of $10,000. (Filed as exhibit
     10.30 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.6 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994.)
10.7 Security Agreement Note of PHC of Virginia, Inc. in favor of Mount Regis Center, Inc., dated July 28, 1987, in the amount of $90,000, guaranteed by PHC, Inc., with Security Agreement, dated July 1987. (Filed as exhibit
     10.34 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.8 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.9 Lease Agreement by and between Conestoga Corp. and PHC, Inc., dated July 11, 1994. (Filed as exhibit 10.69 to the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994. Commission file number 0-23524).
10.10 Renewal of Lease Addendum between Palmer Wells Enterprises and PHC of Utah, Inc., executed February 20, 1995. (Filed as exhibit 10.73 to the Company's annual report on Form 10-KSB, filed with the Securities and Exchange on October 2, 1995. Commission file number 0-23524)
10.11 1995 Employee Stock Purchase Plan.(Filed as exhibit 10.74 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
10.12 1995 Employee Stock Purchase Plan. (Filed as exhibit 10.74 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
10.13 1995 Non-Employee Director Stock Option Plan. (Filed as exhibit 10.75 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
10.14 Note of PHC of Nevada, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Security Agreement of PHC, Inc., PHC of Rhode Island, Inc., and PHC of Virginia, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Loan and Security Agreement of PHC of Nevada, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Guaranty of PHC, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995; Stock Pledge and Security Agreement of PHC, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995. (Filed as exhibit 10.76 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
10.15 Secured Promissory Note in the amount of $750,000 by and between PHC of Nevada, Inc. and LINC Anthem Corp. (Filed as exhibit 10.77 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
10.16 Stock Pledge by and between PHC, Inc. and Linc Anthem Corporation. (Filed as exhibit 10.81 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994.)
10.17 Custodial Agreement by and between LINC Anthem Corporation and PHC, Inc. and Choate, Hall and Stewart dated July 25, 1996. (Filed as exhibit 10.85 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-23524)
10.18 Loan and Security Agreement by and between Northpoint-Pioneer Inc. and LINC Anthem Corporation dated July 25, 1996. (Filed as exhibit 10.86 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.19 Coporate Guaranty by PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996 for North Point-Pioneer, Inc. (Filed as exhibit 10.87 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.20 Stock Pledge and Security Agreement by and between PHC, Inc. and LINC Anthem Corporation. (Filed as exhibit 10.88 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.21Secured  Promissory  Note of  North  Point-Pioneer,  Inc.  in favor of LINC
     Anthem Corporation dated July 25, 1996 in the amount of $500,000. (Filed as exhibit 10.89 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.22 Lease Agreement by and between PHC, Inc. and 94-19 Associates dated October 31, 1996 for BSC-NY, Inc. (Filed as exhibit 10.90 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.23 Note by and between PHC Inc. and Yakov Burstein in the amount of $180,000. (Filed as exhibit 10.91 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.24 Note by and between PHC, Inc. and Irwin Mansdorf in the amount of $570,000. (Filed as exhibit 10.92 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.25 Employment Agreement by and between BSC-NY, Inc. and Yakov Burstein dated November 1, 1996. (Filed as exhibit 10.93 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.26 Consulting Agreement by and between BSC-NY, Inc. and Irwin Mansdorf dated November 1, 1996. (Filed as exhibit 10.94 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.27 Agreement and Plan of Merger by and among PHC, Inc., BSC-NY, Inc., Behavioral Stress Centers, Inc., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996. (Filed as exhibit 10.95 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.28 Employment Agreement by and between Perlow Physicians, P.C. and Yakov Burstein dated November 1, 1996. (Filed as exhibit 10.98 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.29 Agreement for Purchase and Sale of Assets by and between Clinical Associates and Clinical Diagnostics and PHC, Inc., BSC-NY, Inc., Perlow Physicians, P.C., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996. (Filed as exhibit 10.99 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.30 Consulting Agreement by and between Perlow Physicians, P.C. and Irwin Mansdorf dated November 1, 1996. (Filed as exhibit 10.100 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-23524).
10.31 Mortgage by and between PHC of Michigan, Inc. and HCFP Funding Inc. dated January 13, 1997 in the amount of $2,000,000. (Filed as exhibit 10.106 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997 Commission file number 0-23524).
10.32 Employment Agreement for Dr. Himanshu Patel; Employment Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreements. (Filed as exhibit 10.107 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-23524).
10.33 Unconditional Guaranty of Payment and performance by and between PHC, Inc. in favor of HCFP. (Filed as exhibit 10.112 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-23524).
10.34 Amendment number 1 to Loan and Security Agreement dated May 21, 1996 by and between PHC, of Utah, Inc. and HCFP Funding providing collateral for the PHC of Michigan, Inc. Loan and Security Agreement. (Filed as exhibit
     10.113 to the Company's quarterly  report on Form 10-QSB, filed  with  the
     Securities and  Exchange   Commission  on  February  25,  1997  Commission
     file number 0-23524).
10.35 Employment  Agreement  by and between  Perlow  Physicians  P.C. and Nissan
     Shliselberg, M.D dated March 1997. (Filed as exhibit 10.114 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
10.36 Option  and  Indemnity  Agreement by and  between  PHC,  Inc.  and  Nissan
     Shliselberg, M.D dated February 1997. (Filed as exhibit 10.115 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
10.37 Secured Term Note by and between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March 1997. (Filed as exhibit 10.116 to the Company's Registration
     Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
10.38 Mortgage between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March 1997 for Secured Term Note. (Filed as exhibit 10.117 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
10.39 Submission of Lease between PHC, Inc. and Conestoga Corporation dated 11/09/95 for space at 200 Lake Street, Suite 101b, Peabody, MA 01960. (Filed as exhibit 10.119 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
10.40 Master Equipment Lease Agreement by and between PHC, Inc. and LINC Capital Partners dated March 18, 1997 in the amount of $200,000. (Filed as exhibit
     10.121 to the Company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
10.41 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the Company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
10.42 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
10.43 Deed, Deed of Trust and Deed Trust Note in the amount of $540,000 by and between Dillon and Dillon Associates and Pioneer Counseling of Virginia, Inc. (Filed as exhibit 10.124 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
10.44 Financial Advisory Agreement, Indemnification Agreement and Form of Warrant by and between Brean Murray & Compay and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-23524).
10.45 Secured Term Note; Mortgage; Environmental Indemnity; Agreement Guaranty by PHC, Inc.; and Amendment No. 2 Loan and Security Agreement by and
     between Healthcare Financial; and PHC, Inc. of Michigan dated December 1997. (Filed as exhibit 10.129 to the Company's Registration Statement on Form SB-2 dated January 8, 1997. Commission file number 333-25231).
10.46First  Amendment  to  Sale  and  Purchase  Agreement  by and  between  LINC
     Financial Services, Inc., LINC Finance Corporation VII and PHC of Rhode Island dated January 20, 1995 and Sale and Purchase Agreement dated March 6, 1995. (Filed as exhibit 10.132 to the Company's 10-QSB dated February 17, 1998).
10.47 Agreement by and between PHC, Inc., and Irwin Mansdorf and Yakov Burstein dated March 2, 1998. (Filed as exhibit 10.135 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-23524 on April 29, 1998).
10.48 Secured Bridge Loan to be made to PHC, Inc. by HCFP Funding II, Inc. in the amount of $350,000 dated March 10, 1998. (Filed as exhibit 10.136 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-23524 on April 29, 1998).
10.49 First Amendment to Mortgage between PHC of Michigan, Inc. and HCFP Funding, Inc. (Filed as Exhibit 10.137 to the Company's 10-QSB filed on May 15, 1998. Commission file number 0-23524).
10.50 Secured Unconditional Guaranty of Payment and performance by and between BSC-NY, Inc. and HCFP Funding II, Inc. in the amount of $350,000. (Filed as exhibit 10.58 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.51 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.59 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.52 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July 1998. (Filed as exhibit 10.60 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.53 Amendment No. 1 to Secured Bridge Note dated July 10, 1998 by and between PHC, Inc. and HCFP Funding II, Inc. (Filed as exhibit 10.61 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.54 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.62 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.55 Promissory Note for $50,000 dated June 9, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.63 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.56 Letter Agreement dated May 31, 1998 by and between NMI Realty, Inc. and PHC of Rhode Island, Inc. to terminate the Lease and Option Agreement entered into March 16, 1994. (Filed as exhibit 10.64 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.57 Amendment No. 1 to Loan and Security Agreement in the amount of $4,000,000.00 by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.65 to the Company's report on Form 10-KSB dated October 13, 1998. Commission file number 0-23524).
10.58 Promissory Note by and between PHC, Inc. and Bruce A. Shear dated August 13, 1998, in the amount of $100,000. (Filed as exhibit 10.66 to the Company's report on Form 10-QSB dated November 3, 1998. Commission file number 0-23524).
10.59 Amendment to Overline Letter Agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and
     Pioneer Counseling of Virginia, Inc. dated June 8, 1998 extending the maturity date from November 10, 1998 to May 10, 1999. (Filed as exhibit
     10.67 to the Company's report on Form 10-QSB filed with the Securities and Exchange Commission on February 12, 1999. Commission file number 0-23524).
10.60 The Overline Letter agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998 extending the maturity date from November 10, 1998 to May 10, 1999. (Filed as exhibit
     10.68 to the Company's Registration Statement on Form 10-QSB dated February 12, 1999. Commission file number 0-23524).
10.61 Financial Advisory and Consultant Agreement by and between National Securities Corporation and PHC, Inc. dated 01/05/99 (Filed as exhibit 10.69 to the Company's report on Form 10-Q-SB dated February 12, 1999. Commission file number 0-23524).
10.62 Agreementfor Purchase and Sale of Pioneer Counseling of Virginia, Inc. to Dr. Mukesh Patel and Dr. Himanshu Patel dated February 15, 1999. (Filed as exhibit 10.62 to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1999. Commission file number 0-23524).
10.63 Letter Agreement by and between PHC, Inc. and Dr. Mukesh Patel and Dr. Himanshu Patel dated March 3, 1999 regarding the transfer of minority ownership in Pioneer Counseling of Virginia, Inc. to PHC, Inc. (Filed as exhibit 10.63 to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1999. Commission file number 0-23524).

10.64 Seller's Settlement Statement related to the sale of the real estate owned by Pioneer Counseling of Virginia, Inc. dated March 15, 1999. (Filed as exhibit 10.64 to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1999. Commission file number 0-23524).

*10.65 This amendment no. 2 to secured bridge note (the  "Amendment")  is hereby entered  into as of the 10th  day of May 1999 by and  among  PHC,  INC.,  a
     Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender"). (Filed as an exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*10.66 Loan and Security  Agreement by and between  Heller  Healthcare  Finance,
     Inc. f/k/a HCFP Funding, Inc. and PHC of Michigan, Inc. PHC of Utah, Inc. PHC of Virginia, Inc. PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. dated August 11, 1999. (Filed as an exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*10.67 Amendment   number 3 to Secured  Bridge  Note  dated May 10,  1999 by and between PHC, Inc. and HCFP (Filed as exhibit to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 1999. Commission file number 0-23524).
16.1 Letter on Change in Independent Public Accountants. (Filed as an exhibit to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994 and as exhibit 16.1 in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-23524 on April 29, 1998).
*21.1 List of Subsidiaries. (Filed as an exhibit to the Company's report on Form
     10-KSB dated October 13, 1999. Commission file number 0-23524).
23.1 Consent of Independent Auditors.
27   Financial Data Schedule
99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

      * Filed herewith

(b)  REPORTS ON FROM 8-K

     The Company filed no reports on Form 8-K during the Quarater ended June 30, 1999.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHC, INC.


Date:    October 13, 1999           By: /s/   Bruce A. Shear, President and
                                              Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.



/s/  Bruce A. Shear        President, Chief Executive        October 13  , 1999
                           Officer and Director
                           (principal executive officer)


/s/ Paula C. Wurts         Controller and Assistant           October 13 , 1999
                           Treasurer (principal financial
                           and accounting officer)


/s/  Gerald M. Perlow      Director                           October 13 , 1999


/s/  Donald E. Robar       Director                           October 13 , 1999

__________________         Director
Howard Phillips

/s/ William F. Grieco      Director                           October 13 , 1999

PHC, INC. AND SUBSIDIARIES

        Contents

        Consolidated Financial Statements

          Independent auditors' report                                    F-2

          Consolidated balance sheets                                     F-3

          Consolidated statements of operations                           F-4

          Consolidated statements of changes in stockholders' equity      F-5

          Consolidated statements of cash flows                        F-6, F-7

          Consolidated notes to financial statements                      F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying Consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The consolidated financial statements referred to above as of June 30, 1998 and for the year then ended have been restated (See Note P).



                                                        BDO Seidman, LLP

Boston, Massachusetts
September 10, 1999
                                                                           F2

PHC, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets
                                                            June 30,
                                                      1999               1998
                                                                   (as restated)
                                                      ____          ___________
ASSETS (Notes C and D)
 Current assets:
 Cash and cash equivalents (Note A)               $  381,170        $  227,077
    Accounts receivable, net of allowance for
     doubtful accounts of $3,647,848 at June 30,
     1999 and $3,488,029 at June 30, 1998
     (Notes A, L and M)                            6,343,227         7,441,972
Prepaid expenses                                     101,865           156,695
Other receivables and advances                       334,155           127,064
Deferred income tax asset (Note F)                   459,280           515,300
Other receivables, related party                      53,517            64,065
                                                  ___________       ___________
  Total current assets                             7,673,214         8,532,173

Accounts receivable, noncurrent                      595,000           685,000
Other receivables, noncurrent, related party,
  net of allowance for doubtful accounts of
  $782,000 in 1999 and $382,000 in 1998(Note K)    2,908,113         2,941,402
Other receivables                                    109,165           426,195
Property and equipment, net (Notes A, B and D)     1,483,319         2,128,273
Deferred income tax asset (Note F)                   154,700           154,700
Deferred financing costs, net of amortization
  of $64,041 and $18,065 at June 30, 1999 and
  1998, respectively                                  45,067            53,608
Goodwill, net of accumulated amortization of
  $116,900 and $307,707 at June 30, 1999 and 1998,
  respectively (Note A)                            1,761,075         2,011,613
Other assets (Note A)                                297,781            19,386
                                                 ___________       ___________
      Total assets                               $15,027,434       $16,952,350
                                                 ___________       ___________

LIABILITIES
Current liabilities:
Accounts payable                               $   1,832,750       $ 2,346,213
Notes payable - related parties (Note E)             200,000           159,496
Current maturities of long-term debt (Note C)      1,286,318         1,107,167
Revolving credit note (Note C)                     1,669,830         1,683,458
Current portion of obligations under capital
 leases (Note D)                                      60,815            67,492
Accrued payroll, payroll taxes and benefits          333,955           729,194
Accrued expenses and other liabilities             1,459,290         1,004,763
Deferred Gain (Note A and I)                       2,641,537         2,641,537
                                                 ___________       ___________
Total current liabilities                          9,484,495         9,739,320

Long-term debt, less current maturities (Note C)   1,730,230         2,850,089
Obligations under capital leases (Note D)             51,657            93,747
Convertible debentures (Note C)                      500,000                --
                                                 ___________       ___________
Total noncurrent liabilities                       2,281,887         2,943,836
                                                 ___________       ___________
Total liabilities                                 11,766,382        12,683,156
                                                 ___________       ___________
Commitments and contingent liabilities
  (Notes A, D, G, H, J, and K)

STOCKHOLDERS' EQUITY (Notes H, J and K)
Convertible Preferred stock, $.01 par value;
  1,000,000 shares authorized, 813 and 950
  shares issued and outstanding June 30, 1999
  and 1998 respectively                                    8                10
Class A common stock, $.01 par value; 20,000,000
  shares authorized, 5,612,930 and 4,935,267
  shares issued June 30,1999 and 1998, respectively   56,129            49,353
Class B common stock, $.01 par value; 2,000,000
  shares authorized, 727,210 and 727,328
  issued and outstanding  June 30, 1999 and 1998,
  respectively, convertible into one share of
  Class A common stock                                 7,272             7,273
Additional paid-in capital                        15,967,176        15,485,895
Treasury stock, 2,776 common shares at cost June
  30, 1999 and 1998                                  (12,122)          (12,122)
Accumulated deficit                              (12,757,411)      (11,261,215)
                                                  ___________       ____________
Total stockholders' equity                         3,261,052         4,269,194
                                                  ___________       ___________
     Total liabilities and stockholders' equity  $15,027,434       $16,952,350
                                                 ___________       ___________
See notes to financial statements

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations
                                                  For the Year Ended June 30,
                                                  1999                 1998
                                                                 (as restated)
Revenues:
     Patient care, net (Note A)             $ 17,529,978          $ 19,649,353
     Management fees (Note K)                    666,881               833,750
     Other                                       942,637               763,086

         Total revenues                       19,139,496            21,246,189

Operating expenses:
    Patient care expenses                      9,384,070            10,706,639
     Cost of management contracts                259,012               467,065
     Provision for doubtful accounts           2,183,139             3,684,452
     Administrative expenses                   7,865,013             9,488,631

         Total operating expenses             19,691,234            24,346,787
                                             ___________          _____________

Loss from operations                           (551,738)            (3,100,598)

Other income (expense):
     Interest income                            451,271                391,353
     Interest expense                        (1,258,314)            (1,289,642)
     Other income, net                           64,129                 58,583
                                            ___________           _____________

          Total other expense, net            (742,914)               (839,706)

Loss before income taxes                    (1,294,652)             (3,940,304)
Income taxes (Note F)                           59,434                 219,239

Loss from continuing operations             (1,354,086)             (4,159,543)

Loss from discontinued operations
 (Notes A and I)                                    --              (2,220,296)

             Net loss                       (1,354,086)             (6,379,839)

Dividends (Note J)                            (142,110)               (207,060)

Loss applicable to common shareholders   $  (1,496,196)           $ (6,586,899)

Basic and diluted loss per common share
 (Note A):
    Continuing operations                $        (.25)           $       (.84)
    Discontinued operations                         --                    (.42)
      Total                              $        (.25)           $      (1.26)
Basic and diluted weighted average
  number of shares outstanding                6,008,263              5,237,168

See notes to financial statements.
                                                                             F-4

PHC, INC.  AND SUBSIDIARIES


Consolidated Statements of Changes In Stockholders' Equity (See Notes A, C, H, J, K and N)

                                Class        A       Class     B        Class     C
                                Common       Stock   Common    Stock    Common    Stock    Preferred   Stock
                                Shares       Amount  Shares    Amount   Shares    Amount    Shares     Amount

Balance - June 30, 1997         2,877,836  $28,778   730,360  $ 7,304   199,816  $ 1,998     500       $  5
Conversion of debt              1,331,696   13,317
Conversion of preferred stock
  series A                        246,305    2,463                                          (500)        (5)
Issuance of shares with
  acquisition                      41,024      410
Issuance private placement
   shares                         172,414    1,724
Conversion of shares                3,032       31    (3,032)     (31)
Cancel class C common stock                                            (199,816)  (1,998)
Issue warrants for services
Issuance of shares with
   consulting agreement            20,870      209
Issuance of shares with
   earn out agreement             227,347    2,274
Issuance of employee stock purchase
   plan shares                     14,743      147
Issuance of preferred stock Series B                                                         950         10
Adjustment related to beneficial
   conversion feature of convertible
   preferred stock
Warrant issued with debt
Treasury stock issued to employees
Dividends on preferred stock
Costs related to private placements
Net Loss - year ended June 30, 1998    --       --        --       --        --       --      --         --
                                   _______   _______   _______  _______  ______  ________   ______     ______

Balance -June 30, 1998
       (as restated)            4,935,267  $49,353   727,328   $7,273         0       $0     950        $10

Costs related to private placement
Conversion of preferred stock     248,129    2,481                                          (190)        (3)
Price guarantee shares            304,097    3,041
Issue warrants for services
Issuance of shares with consulting
     agreement                     56,470      564
Issuance of shares with earn out
     agreement                     53,374      534
Issuance of employee stock
     purchase plan shares          15,475      155
Issue warrants for financing
Conversion from class B to class A    118        1      (118)      (1)
Dividends on preferred stock                                                                  53          l
Net Loss - year ended June 30, 1999    --       --        --       --        --       --      --         --
                                   _______   _______   _______  _______  ______  ________   ______     ______

Balance - June 30, 1999         5,612,930  $56,129   727,210   $7,272         0      $ 0     813        $ 8


See notes to financial statements.

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity (See Notes A, C, H, J, K and N)


                      Additional
                      Paid-in
                      Capital,
                      Common      Treasury   Shares   Accumulated
                      Stock        Shares    Amount     Deficit       Total
                    _____________  ________  ______   ____________    _____

Balance - June 30,
   1997                $10,398,630  8,656  $(37,818)  $(4,674,316)   $5,724,581
Conversion of debt       2,696,789                                    2,710,106
Conversion of preferred
  stock series A           (2,458)                                            0
Issuance of shares with
  acquisition              79,605                                        80,015
Issuance private placement
  shares                  498,276                                       500,000
Conversion of shares                                                         -0-
Cancel class C common
  stock                     1,998                                            -0-
Issue warrants for
  services                184,523                                       184,523
Issuance of shares with
  consulting agreement     36,249                                        36,458
Issuance of shares with
  earn out agreement      531,991                                       534,265
Issuance of employee
  stock purchase plan
  shares                   35,750                                        35,897
Issuance of preferred
  stock series B          949,990                                       950,000
Adjustment related to
  beneficial conversion
  feature of convertible
  preferred stock         190,000                        (190,000)           -0-
Warrant issued with debt   48,809                                        48,809
Treasury stock issued to
  employees                        (5,880)   25,696                      25,696
Dividends on preferred stock                              (17,060)      (17,060)
Costs related to private
  placements             (164,257)                                     (164,257)
Net loss-year ended June
  30, 1998                     --      --        --    (6,379,839)   (6,379,839)
                      _____________  ________  ______   ____________  _________

Balance - June 30,
  1998 as restated)   $15,485,895   2,776  $(12,122) $(11,261,215)  $ 4,269,194

Costs related to private
  placement               (56,565)                                      (56,565)
Conversion of preferred
  stock                    91,959                         (92,569)        1,868
Price guarantee shares    117,076                                       120,117
Issue warrants for
  services                108,354                                       108,354
Issuance of shares with
  consulting agreement     38,436                                        39,000
Issuance of shares with
  earn out agreement       59,513                                        60,047
Issuance of employee
  stock purchase plan
  shares                   18,261                                        18,415
Issue warrants for
  financing                51,248                                        51,248
Conversion from class B
  to class A
Dividends on preferred
  stock                    52,999                         (49,541)        3,460
Net Loss-year ended June
  30, 1999                     --      --        --    (1,354,086)   (1,354,086)
                      _____________ ________  ________ ____________  __________
Balance-June 30, 1999  15,967,176   2,776   ($2,122) $(12,757,411)   $3,261,052


See notes to financial statements
                                                                             F-5

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                 For the Year Ended June 30,
                                                    1999             1998
                                                    ____             ____
                                                                 (as restated)
Cash flows from operating activities:
  Net loss                                      $(1,354,086)      $(6,379,839)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
  Depreciation and amortization                     325,764           674,162
  Compensatory stock options and
    stock and warrants issued
    for obligations                                 279,719           269,790
  Changes in:
     Accounts receivable                          1,188,745         1,544,791
     Prepaid expenses and other
       current assets                              (141,713)          257,173
     Other assets                                   693,275          (257,941)
     Accounts payable                              (513,463)         (182,913)
     Accrued expenses and other liabilities          59,288           758,072
     Net liabilities of discontinued operations          --         1,161,903
                                                ____________      _____________
       Net cash provided by (used in)
        operating activities                        537,529        (2,154,802)
                                               ____________      _____________
Cash flows from investing activities:
     Acquisition of property and equipment
       and intangibles                             (115,254)         (212,492)
     Loan receivable                                     --           152,749
                                               ____________      _____________

       Net cash (used in) investing
        activities                                 (115,254)          (59,743)
                                                ____________      _____________
Cash flows from financing activities:
     Revolving debt, net                             13,628           (106,513)
     Proceeds from borrowings                       485,829            950,000
     Payments on debt                            (1,274,969)          (557,883)
     Deferred financing costs                            --              6,967
     Preferred stock dividends                       (7,681)           (17,060)
     Issuance of capital stock                       15,011          1,321,640
     Convertible debt                               500,000                 --
                                                ____________      _____________
       Net cash provided by (used in)
         financing activities                      (268,182)         1,597,151
                                                ____________      _____________
Net increase (decrease) in cash and
   cash equivalents                                 154,093           (617,394)
Beginning balance of cash and cash equivalents      227,077            844,471
                                               ____________      _____________
Ending balance of cash and cash equivalents      $  381,170        $   227,077
                                               ____________       _____________
Supplemental cash flow information:
     Cash paid during the period for:
     Interest                                    $1,227,628         $1,567,763
     Income taxes                                $  189,027         $  130,290


See notes to financial statements

  Supplemental disclosures of noncash investing and financing activities:
Stock issued for acquisitions and earn-out agreement       $ 60,047    $614,280
Capital leases                                               25,010      83,082
Conversion of preferred stock                               190,000     500,000
Beneficial conversion feature of preferred stock                --      190,000
 Warrant Valuations                                         159,602     233,332
Conversion of Debt to Common Stock                              --    2,710,106
Issuance of Preferred Stock in lieu of cash for
   Dividends due                                             53,000          --
Issuance of Common Stock in lieu of Preferred Stock
  Dividends                                                  81,429          --












































See notes to financial statements                                           F-7

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation:

PHC, Inc. ("PHC" or the "Company") operates substance abuse treatment centers in several locations in the United States, a psychiatric hospital in Michigan and psychiatric outpatient facilities in Nevada, Kansas and Michigan. PHC also manages a psychiatric practice in New York, operates an outpatient facility through a physicians practice, and operates behavioral health centers and maintains a behavioral health web site. PHC of Utah, Inc. ("PHU") and PHC of Virginia, Inc. ("PHV") provide treatment of addictive disorders and chemical dependency. PHC of Michigan, Inc. ("PHM") provides inpatient and outpatient psychiatric care. PHC of Nevada, Inc. ("PHN") and PHC of Kansas, Inc. ("PHK") provide psychiatric treatment on an outpatient basis. North Point-Pioneer, Inc. ("NPP") operates four outpatient behavioral health centers under the name of Pioneer Counseling Centers. Behavioral Stress Centers, Inc. ("BSC") provides management and administrative services to psychotherapy and psychological practices (see Note K). Behavioral Health Online, Inc. ("BHO") provides behavioral health information and education through its web site. Quality Care Centers of Massachusetts, Inc. ("Quality Care") operated a long-term care facility known as the Franvale Nursing and Rehabilitation Center (see Note I). The consolidated financial statements include PHC and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Until January 1999, the Company operated Pioneer Counseling of Virginia, Inc. ("PCV"), an 80% owned subsidiary which provided outpatient services through a physicians practice. Until May 31, 1998, the Company operated Good Hope Center, a substance abuse treatment facility in West Greenwich, Rhode Island ("Good Hope"). Until June 1, 1998 the Company also operated a subacute long-term care facility, Franvale Nursing and Rehabilitation Center ("Franvale"), in Braintree Massachusetts. On June 1, 1998 Franvale was placed into state receivership. On October 5, 1998 Franvale filed for protection under the Chapter 7 Bankruptcy code. All financial information for Franvale is reported in the accompanying financial statements as discontinued operations. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000. In the quarter ended December 31, 1998 the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The recognition of the gain has been deferred until final resolution of all contingent liabilities.

During the year ended June 30, 1999, the Company recorded an increase in its accounts receivable reserve in line with its more aggressive reserve policy established last year and reserved for the remaining accounts receivable balance for the closed Rhode Island facility and the closed Pioneer Counseling of Virginia facilities.

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

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and accounts receivable (continued)

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

The Company has $585,714 of receivables from Medicaid and Medicare at June 30, 1999, which constitute a concentration of credit risk should Medicaid and Medicare defer or be unable to make reimbursement payments as due.

Charity care amounted to approximately $242,000 and $504,000 for the years ended June 30, 1999 and 1998, respectively, and is classified as patient care revenue and an equal amount of cost is charged to patient care expenses in the statements of operations.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:


                    Assets                         Estimated Useful Life
                    Buildings                       39 years
                    Furniture and equipment          3 through 10 years
                    Motor vehicles                   5 years
                    Leasehold improvements           Term of Lease

Other assets:

Other assets are primarily deposits and deferred expenses.

Goodwill, net of accumulated amortization:

The excess of the purchase price over the fair market value of net assets acquired is being amortized on a straightline basis over twenty years.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE A-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted loss per share:

The loss per share is computed by dividing the loss applicable to common shareholders, net of dividends charged directly to retained earnings, by the weighted average number of shares of common stock outstanding for each fiscal year. No common stock equivalents have been included in the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Impairment of long-lived assets:

During the year ended June 30, 1999 the Company wrote off the carrying value of goodwill for Pioneer Counseling of Virginia, Inc., approximately $305,000, and wrote down the remaining balance of accounts receivable for the facility of approximately $43,000. During the year ended June 30, 1998 the Company wrote off the carrying value of goodwill for PHC of Rhode Island, Inc., approximately $23,000, and wrote off equipment and the land and building assets related to the capital lease from that facility aggregating approximately $1,240,000 in total assets and the related liability of approximately $1,300,000. Also in 1998 the Company wrote down the remaining balance of accounts receivable from a closed California facility, approximately $92,000, and the equipment, goodwill and additional closing costs recorded for the Blacksburg facility, approximately $136,000, which was closed in fiscal year 1999 to consolidate operations in the Salem, Virginia.

In accordance with FASB statement no. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE A-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation:

The Company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company adopted the disclosure only alternative, which requires disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

Recent Accounting Pronouncements:

In June 1998 and July 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 and 137. ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," and ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 and SFAS No. 137 require companies to recognize all derivative contracts at their fair value as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. These statements are effective for all quarters beginning after July 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to affect its financial statements.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:


                                                             June 30,
                                                        1999           1998
                                                        ____           ____
         Land                                      $   69,259       $  119,859
         Buildings                                  1,136,963        1,676,963
         Furniture and equipment                      868,722          839,972
         Motor vehicles                                41,444           41,444
         Leasehold improvements                       358,207          354,687
                                                  ___________       ___________
                                                    2,474,595        3,032,925

        Less accumulated depreciation and
          amortization                                991,276          904,652
                                                  ___________       ___________
                                                   $1,483,319       $2,128,273
                                                  ___________       ___________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                                 June 30,
                                                             1999      1998
                                                             ____      ____
Note payable with interest at 9% requiring monthly
  payments of $1,150 through May 2001.                   $  23,509      $34,636
9% mortgage note due in monthly installments
  of $4,850, including interest through July 1,
  2012, when the remaining principal balance is
  payable.                                                 462,814      478,582
Note payable due in monthly installments of $21,506
    including interest at 10.5% through November 1,
    1999 when the remaining principal balance is
    payable, collateralized by all assets of PHN and
    certain receivables. Interest only payments were
    made from May 1998 through October 1998 per
    subsequent agreement.                                  261,802      374,190
Note payable due in monthly installments of $26,131
    including interest at 11.5% through June 2000 when
    the remaining principal balance is payable,
    collateralized by all assets of NPP.  Interest
    only payments were made from May 1998 through
    October 1998 per subsequent agreement.                  471,297     598,848
Note payable due in monthly installments of $5,558
    including interest at 9.25% through May 2012 when
    the remaining principal balance is payable,
    collateralized by real estate.                                0     521,000
Term mortgage note payable with interest only payments
    through March 1998 principal due in monthly
    installments of $9,167 beginning April 1998
    through February 2001.  A balloon payment of
    approximately $1,300,000 plus interest is due March
    2001, interest at prime plus 5% (12.75% at June 30,
    1999) collateralized by all assets of PHM.            1,433,333   1,600,000
Note payable bearing interest at prime plus 3 1/2%
    (11.25% at June 30, 1999) with the principal due
    on November 10, 1998 as extended and collateralized
    by MRC's real property and BSC's accounts receivable
    and cross-collateralized with the revolving credit
    note referred to below.                                 324,730     350,000
Note payable due in monthly installments of $2,378
    including interest at 12% through October 1999.           9,278           0
Note payable due in monthly installments of $7,633
    including interest at 12% through October 1999.          29,785           0
                                                          __________  _________
                                                          3,016,548   3,957,256

Less current maturities                                   1,286,318   1,107,167
                                                          __________  _________
Noncurrent maturities                                   $ 1,730,230 $ 2,850,089
                                                          __________  _________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE C - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows as of June 30, 1999:

                         Year Ending
                         June 30,                Amount
                         ____________            ______________
                         2000                    $1,286,318
                         2001                     1,303,527
                         2002                        20,634
                         2003                        22,570
                         2004                        24,687
                         Thereafter              $  358,812
                                                 ______________
                                                 $3,016,548
                                                 ______________


The Company has a revolving credit note under which a maximum of $4,000,000 may be outstanding at any time. At June 30, 1999 the outstanding balance was $1,669,830. Advances are made based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime plus 2.25% (10% at June 30, 1999). The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest is due. The notes are collateralized by substantially all of the assets of the Company's subsidiaries excluding Franvale and guaranteed by PHC.

On December 7, 1998 the Company issued $500,000 in 12% convertible debentures to private investors. These debentures are convertible in $1,000 increments for 500 shares of PHC, Inc. Class A Common Stock and expire December 2, 2004.

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 1999, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $5,000 for fiscal 2000 and terms expiring from July 1999 through July 2003.

The carrying value of assets under capital leases included in property and equipment is as follows:

                                                     June 30,
                                                 1999          1998
                                                 ____          ____
Equipment and improvements                   $  528,820    $  511,517
Less accumulated amortization                  (259,564)     (225,703)
                                             $  269,256    $  285,814

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1999:

         Year Ending
         June 30,
         ____________
         2000                                       $ 65,327
         2001                                         47,302
         2002                                         11,201
         2003                                          2,821
         Thereafter                                      235
                                                    _________
         Total future minimum lease payments         126,886
         Less amount representing interest            14,414
                                                    _________
         Present value of future minimum
              lease payments                         112,472

         Less current portion                         60,815

         Long-term obligations under capital lease   $51,657
                                                    _________
NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:                  June 30,
                                                        1999            1998
                                                        ____            ____
Note payable, President and principal stockholder,
  interest at 8%, due in installments through
  December 1998                                      $    -0-         $ 39,496
Notes payable, Tot Care, Inc., Company owned by the
  President and principal stockholder, interest at
  12% payable on demand                              100,000           100,000
Note payable, President and principal stockholder,
  interest at 12% payable on demand                  100,000                -0-
Notes payable, other related parties, interest at
  12% and payable on demand                               -0-           20,000
                                                    _________         _________
 Total                                            $  200,000         $ 159,496
                                                    _________         _________

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE F - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                            Year Ended
                                                              June 30,
                                                       1999           1998
                                                       ____           ____
   Temporary differences attributable to:
      Allowance for doubtful accounts               $1,546,000      $1,315,000
      Facility Closing Costs                           198,000          85,000
      Depreciation                                     237,000         225,000
      Other                                             86,000           2,000
   Operating loss carryforward                       1,542,000       1,650,000
                                                   ___________     ___________
         Total deferred tax asset                    3,609,000       3,277,000
   Less:
      Valuation allowance                           (2,995,000)     (2,607,000)
                                                    ___________     ___________
   Subtotal                                            614,000         670,000
      Current portion                                 (459,300)       (515,300)
                                                    ___________     ___________
         Long-term portion                          $  154,700      $  154,700
                                                    ___________     ___________

The Company had no deferred tax liabilities at June 30, 1999 and 1998.

Income tax expense is as follows:                            Year Ended
                                                              June 30,
                                                         1999           1998
                                                         ____           ____
         Current state income taxes                  $  59,434      $  219,239

Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:

                                                             Year Ended
                                                              June 30,
                                                         1999           1998
                                                         ____           ____

         Income tax benefit at statutory rate       $ (440,200)     $(2,044,400)
         State income taxes, net of federal
           benefit                                      39,000          144,700
         Increase in valuation allowance               388,000        1,780,000
         Increase due to nondeductible items,
           primarily penalties and travel and
           entertainment expenses                       37,000          161,231
         Other                                          35,634          177,708
                                                      __________       ________
                                                    $   59,434      $   219,239

At June 30,1999 the Company had a net operating loss carryforward amounting to approximately $4,500,000 which expires at various dates through 2019.

If the Company has significant sales of stock in future years, the utilization of the net operating loss carryforward in any given year may be limited under provisions of the Internal Revenue Code.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company leases office and treatment facilities and furniture and equipment under operating leases expiring on various dates through January 31, 2004. Rent expense for the years ended June 30, 1999 and 1998 was approximately $784,000 and $882,000, respectively. Rent expense includes certain short term rentals and, in 1998, additional rent expense associated with the closing of Good Hope Center. Minimum future rental payments under noncancelable operating leases, having remaining terms in excess of one year as of June 30, 1999 are as follows:

                             Year Ending
                             June 30,               Amount
                             ____________           ____________
                             2000                   $ 606,854
                             2001                     562,243
                             2002                     552,339
                             2003                     504,989
                             2004                     562,320
                             Thereafter                14,584
                                                     ___________
                                                  $ 2,803,329
Litigation and contingency:

In connection with the liquidation of Franvale, some vendors allege that there are amounts due for services which are the obligation of PHC, Inc. At June 30, 1999 total claims pending amounted to approximately $67,000.

In September 1998, the Company and Franvale were each served with subpoenas in connection with an on-going investigation of Franvale being conducted by the Attorney General of the Commonwealth of Massachusetts. The focus is the quality of patient care provided by Franvale during the period of early 1997 until the facility was placed into receivership in June 1998. The Company is cooperating fully with the investigation and currently is engaged in producing documents requested in the subpoenas. The Company does not believe that it has violated any laws and does not believe that any monetary payments required in connection with this matter will be material to the financial position or results of operations of the Company.

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

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE H - STOCK PLANS (CONTINUED)

    [1]   Stock plans: (continued)

          The stock option plan provides for the issuance of a maximum of 1,000,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

          The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 150,000 shares may be issued under this plan.

          The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 1999, options for 23,500 shares were granted under this plan. A maximum of 50,000 shares may be issued under this plan. Each outside director is granted an option to purchase 2,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.

          In February 1997, all 95,375 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. In September 1998, all 21,875 options due to expire, were extended for an additional five years. Also in September 1998, all 183,875 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations.

          Under the above plans, at June 30, 1999, 601,580 shares were available for future grant or purchase.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE H - STOCK PLANS (CONTINUED)

     The Company had the following activity in its stock option plans for fiscal 1999 and 1998:
                                                             Weighted-
                                                  Number     Average
                                                   of        Exercise Price
                                                  Shares     Per Share
                                                 _________   _____________
        Option plans:
            Balance - June 30, 1997               205,375        $4.27
            Granted                               210,000        $2.37
            Cancelled                             (40,000)       $3.21
                                                 _________
            Balance - June 30, 1998               375,375        $3.32
            Granted                               218,500        $1.21
            Cancelled                             (71,000)       $1.95
            Repriced Options
              Original                           (183,875)       $2.96
              Repriced                            183,875        $1.25
                                                 _________
            Balance - June 30 ,1999               522,875        $2.02
                                                 _________
[2]     Stock-based compensation:

          Options for 252,000 shares are exercisable as of June 30, 1999 at exercise prices ranging from $1.03 to $6.63 and a weighted-average exercise price of approximately $3.08 per share, with a weighted-average remaining contractual life of approximately three years.

          The exercise prices of options outstanding at June 30, 1999 range from $1.03 to $6.63 per share and have a weighted-average exercise price of approximately $2.02 per share, with a weighted-average remaining contractual life of approximately four years.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1999 or 1998. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, loss per share would have been changed to the pro forma amounts indicated below:

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE H - STOCK PLANS (CONTINUED)
                                                         Year Ended
                                                          June 30,
                                                     1999               1998
                                                     ____               ____

    Loss applicable     As reported
      to common          Continuing Operations     $(1,496,196)     $(4,366,603)
      shareholders       Discontinued Operations            --       (2,220,296)

                        Pro forma
                         Continuing Operations      (1,595,475)      (4,494,930)
                         Discontinued Operations            --       (2,220,296)

    Loss per share      As reported
                         Continuing Operations            (.25)            (.84)
                         Discontinued Operations            --             (.42)

                        Pro forma
                         Continuing Operations            (.27)            (.86)
                         Discontinued Operations            --             (.42)

The fair value of the Company's stock options used to compute pro forma loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 1998: dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 6.5%; and an expected holding period of five years.

The per share weighed-average grant-date fair value of options granted during the years ended June 30, 1999 and 1998 was $.48 and $.87, respectively.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

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

Although the full extent of the financial impact on PHC, Inc. cannot be determined at this time, the management of PHC, Inc. does not believe that the liquidation of the assets and liabilities of Quality Care will have a substantial negative impact on PHC's financial position or the results of operations. The Company is subject to a guarantee signed by PHC, Inc. for furniture and equipment purchased by Quality Care during the fiscal year ended June 30, 1996. The amount of this debt recorded by Quality Care in the accompanying financial statements is approximately $150,000. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000. In the quarter ended December 31, 1998 the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The recognition of the gain has been deferred until final resolution of all contingent liabilities.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 1999:

                                  Number of           Exercise      Expiration
Description                        Shares              Price          Date
______________
IPO warrants                   1,792,862 shares   $5.90 per share  March 2000
Private placement warrants       746,662 shares   $3.71 per share  January 2001
Bridge warrants                   37,002 shares   $6.94 per share  February 2001
Warrant for services              25,000 shares   $2.00 per share  October 2001
Warrant for services               3,559 shares   $2.95 per share  February 2002
Consultant warrant                80,000 shares   $2.62 per share  March 2002
Convertible debenture warrants   150,000 shares   $2.00 per share  March 2002
Preferred stock warrant           50,000 shares   $2.75 per share  June 2000
Warrant for services             150,000 shares   $2.50 per share  May 2002
Private Placement                 86,207 shares   $2.90 per share  Sept 2002
Private Placement                  3,000 shares   $2.90 per share  March 2003
Debt Service                      52,500 shares   $2.38 per share  March 2003
Private Placement                 49,990 shares   $2.31 per share  March 2001
Debt Service                      52,500 shares   $1.82 per share  July 2003
Debt Service                      20,000 shares   $1.50 per share  July 2003
Private Placement                 25,000 shares   $1.00 per share  Dec 2004
Private Placement                 60,000 shares   $1.00 per share  Dec 2003
Private Placement                 10,000 shares   $2.00 per share  Dec 2003
Private Placement                 15,000 shares   $1.50 per share  Dec 2003
Private Placement                 10,000 shares   $1.00 per share  Dec 2003
Private Placement                 10,000 shares   $1.00 per share  Jan 2004
Private Placement                 10,000 shares   $1.00 per share  Jan 2004
Private Placement                 10,000 shares   $1.00 per share  Feb 2004
Private Placement                 10,000 shares   $1.00 per share  March 2004
Private Placement                 10,000 shares   $1.00 per share  April 2004
Private Placement                 10,000 shares   $1.00 per share  May 2004
Private Placement                 10,000 shares   $1.00 per share  June 2004
Warrant for Services              37,500 shares   $1.45 per share  Jan 2004
Warrant for Services              37,500 shares   $1.45 per share  Apr 2004
Warrant for Services               3,000 shares   $1.20 per share  Feb 2004
Warrant for Services               5,000 shares   $1.00 per share  April 2004
Warrant for Services               5,000 shares   $1.00 per share  April 2004
Warrant for Services               5,000 shares   $1.00 per share  April 2004
Warrant for Services               1,000 shares   $1.00 per share  May 2004

Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants amounted to approximately $160,000 and $233,000 in fiscal 1999 and 1998 respectively.

In February 1998, the Company received $950,000 in exchange for the issuance of Series B convertible preferred stock and warrants to purchase 49,990 shares of Class A common stock. The warrants are exercisable at $2.31 per share and expire in 2001. The number of shares of Class A common stock into which the preferred stock may be converted is equal to 80% of the closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the conversion which resulted in a deemed dividend of $190,000 in fiscal 1998. Cumulative preferred dividends are at the rate of $60 per share per year, payable quarterly. Dividends are payable in cash or in shares of preferred stock at $1,000 per share. For the year ended June 30, 1999 and 1998 dividends amounted to $ 142,110 and $17,060 respectively. During the fiscal year ended June 30, 1999 the Company issued 53 shares of series B preferred stock in payment of dividends in lieu of cash.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

Under existing dilution agreements with other stockholders the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effect of transactions through June 30, 1999 are reflected in the table above.

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

Concurrent with the asset purchase agreement, NPP entered into an employment agreement with a former owner which requires an annual salary of $150,000 and an annual bonus. The agreement is effective for four years and is automatically extended for successive one year terms unless terminated. The salary and bonus are subject to adjustment based on collected billings. NPP also entered into a management agreement whereby $1,500 per month would be paid for five years to the former owners. During fiscal 1998 in connection with the asset purchase agreement, the Company issued 15,000 unregistered shares of Class A common stock which was accounted for as additional purchase price

On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. Also, in connection with the merger, another entity was formed, Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. ("Shliselberg"), to acquire the assets of the medical practices theretofore serviced by BSC. The Company advanced Shliselberg the funds to acquire those assets and at June 30, 1999 Shliselberg owed the Company $3,690,113 which includes in addition to acquisition costs, management fees of approximately $1,657,500 and interest on the advances of approximately $576,300. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. The Company increased the reserve to $782,000 in the fiscal year ended June 30, 1999. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent. The Company has no ownership interest in Shliselberg.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE K - ACQUISITIONS (CONTINUED)

The merger agreement requires additional purchase price to be paid by BSC to the former owners of Behavioral Stress Centers, Inc. for the three years following the merger date. The additional purchase price is based on the income of BSC before taxes and is to be paid in PHC stock, at market value up to $200,000 and the balance, if any, in cash. On March 26, 1998 the Company issued 227,347 shares of the Company's Class A Common Stock to the former owners of Behavioral Stress Centers, Inc. now BSC-NY, Inc. in full payment for the earn-out due to be paid to them for the year ended October 31, 1997 resulting in additional goodwill. Of the 227,347 shares issued 127,924 were issued in lieu of cash and were subject to a price guarantee of $2.35, payable in shares. Under the price guarantee the Company issued an additional 304,097 shares of Common Stock in the fiscal year ended June 30, 1999.

BSC also entered into a management agreement with Shliselberg whereby management fees are required of Shliselberg on a monthly basis over a five-year period with an automatic renewal for an additional five-year period. The management fee was calculated at 25% of the total monthly expenses of Shliselberg and effective January 1, 1998 the management agreement was amended to provide for a management fee of 20% of the total monthly expenses of Shliselberg. In November 1998 the management fee was further reduced to 18% of the total monthly expenses of Shliselberg.

On November 1, 1996, BSC entered into a lease agreement for its facilities. The lease payments are due in equal monthly installments over a three-year period with an option to extend annually for three additional years. The lease is to be paid by Shliselberg in accordance with the management agreement.

Summary, unaudited financial information for Shliselberg as of and for the year ended June 30, 1999 is as follows:

                          Total assets                       $  3,580,000
                          Stockholder's deficit              $   (782,000)
                          Net revenue                        $  2,930,000
         .                Net loss                           $   (400,349)

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

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE K - ACQUISITIONS (CONTINUED)

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

In accordance with the above agreements the purchase price was allocated as follows:
                Fixed Assets                  10,000
                Covenant not to compete       50,000
                Goodwill                      38,632
                                             ________
                                            $ 98,632
                                             ________

During fiscal 1998 the Company consolidated the operations of the Blacksburg clinic with the Salem, Virginia clinic to enhance profitability. The closure of the Blacksburg clinic, including the write down of related assets and buy out of the lease, is reflected in the June 30, 1998 financial statements.

During fiscal 1999 the Company decided to close the remaining Pioneer Counseling of Virginia clinic located in Salem, Virginia. Since the Company was required by contract to give 30-days notice to contract therapists before closing the clinic, in January 1999 the Company closed its 80% owned outpatient operations in Virginia, Pioneer Counseling of Virginia, Inc. The Company sold this business, excluding accounts receivable and most fixed assets, to the minority owners in exchange for their shares of stock in Pioneer Counseling of Virginia, Inc. approximately $25,000, release from the first mortgage on the property of approximately $506,000 and release from notes payable to the minority owners of $20,000. The closure of this clinic resulted in a loss of approximately $300,000 which was charged to administrative expenses in the accompanying statement of operations.

Information is not available to present pro forma financial information relating to the October 1997 acquisition. The Company so advised the Securities and Exchange Commission and received a no action letter with respect to this matter. Had the Blacksburg acquisition made during the fiscal year ended June 30, 1998 (October 1, 1997), been made as of July 1, 1997, the pro forma effect on the Company's results of operations would have been immaterial and therefore are not shown.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE L - SALE OF RECEIVABLES

The Company had a sale and purchase agreement whereby third-party receivables were sold at a discount with recourse. In February 1998 the Company entered into a finance agreement with Healthcare Financial Partners, Inc. to provide for receivables funding and liquidate the debt due to the above referenced sale and purchase agreement and provide receivables funding for PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc.

NOTE M - FOURTH QUARTER ADJUSTMENTS

The Company recorded significant adjustments in the fourth quarter of fiscal 1998 related to the closure of Good Hope Center, the write down of receivables of the closed California facility, the write down of the amount due BSC from Shliselberg, the closure of the Blacksburg facility and an increase in accounts receivable reserves of the other facilities.

In the quarter ended December 31, 1998 the Company recognized a gain of approximately $1,100,000 in its form 10-QSB related to the liquidation of the assets and liabilities of Franvale (See Note I). The Company subsequently determined that it was more appropriate to defer recognition of any gain until final resolution of all potential liabilities. Accordingly, the Company will amend its December 31, 1998 10-QSB to reversed recognition of this gain in fiscal 1999.

NOTE N - EVENTS SUBSEQUENT TO JUNE 30, 1999

On July 1, 1999 the Company issued warrants to purchase 10,000 shares of PHC, Inc. Class A Common Stock, exercisable at $1.00 per share, to George H. Gordon as part of the December 1998 private placement agreement.

On July 5, 1999 the Company issued warrants to purchase 37,500 shares of PHC, Inc. Class A Common Stock, Class A Common Stock, exercisable at $1.45 per share, to National Securities Corporation as part of a service agreement.

On August 1, 1999 the Company issued warrants to purchase 10,000 shares of PHC, Inc. Class A Common Stock, exercisable at $1.00 per share, to George H. Gordon as part of the December 1998 private placement agreement.

On August 11, 1999 the Company borrowed approximately $310,000 from Heller Healthcare Finance, Inc. f/k/a HCFP Funding, Inc. through an extension of the February 18, 1989 Loan and Security Agreement.

NOTE O - BUSINESS SEGMENT INFORMATION

The Company's operations are conducted in one business segment, the operation of behavioral health treatment centers. All of the Company's operations are in the United States.

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE P - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of June 30, 1998 and for the year then ended. The restatement related to the Company's accounting for a beneficial conversion feature of a preferred stock issuance and the amortization of the value of warrants issued to a financial advisor. The Company has determined that the beneficial conversion feature, amounting to $190,000, should have been recorded in the 1998 financial statements as a dividend. The Company also determined that the value of the warrants issued to the financial advisor should have been fully amortized in 1998, resulting in an additional expense in 1998 of $147,618. The table below reflects the impact of the restatement.

                                                AS REPORTED         AS RESTATED

         Loss from continuing operations        $(4,011,925)     $  (4,159,543)
         Loss from discontinued operations       (2,220,296)        (2,220,296)
                                                ____________     ______________
         Loss                                    (6,232,221)        (6,379,839)

         Dividends                                  (17,060)          (207,060)
                                                ____________     ______________
         Loss applicable to common
           shareholders                         $(6,249,281)     $  (6,586,899)
                                                ____________     ______________
         Basic and diluted loss per
           common share:

           Continuing operations                $     (0.77)     $       (0.84)
           Discontinued operations                    (0.42)             (0.42)
                                                ____________     ______________
                      Total                     $     (1.19)     $       (1.26)
                                                ____________     ______________

EXHIBIT INDEX


*4.28 Warrant  Agreements  by and  between  PHC,  Inc., and George H. Gordon for
     10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*4.29 Warrant  Agreements  by and  between  PHC,  Inc., and George H. Gordon for
     10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999, Commission file number 0-23524).
*4.30 Warrant  Agreements  by and  between  PHC,  Inc., and George H. Gordon for
     10,000 shares of Class A Common Stock dated June 1, 1999. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*4.31 Warrant  to purchase  up to 37,500  shares of Class A Common  Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1998. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524.)
*4.32 Warrant  to  purchase  up to 37,500  shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1998. (Filed as exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524.)
*4.33 Subscription  Agreement and Warrants Series B Convertible Preferred Shares
     and Warrants by and between PHC, Inc., ProFutures Special Equities Fund, L.P., Gary D. Halbert John F. Mauldin and Augustine Fund L.P. dated March 16, 1998.
*10.65 This amendment no. 2 to secured bridge note (the  "Amendment")  is hereby entered  into as of the 10th  day of May 1999 by and  among  PHC,  INC.,  a
     Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender"). (Filed as an exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*10.66 Loan and Security  Agreement by and between  Heller  Healthcare  Finance,
     Inc. f/k/a HCFP Funding, Inc. and PHC of Michigan, Inc. PHC of Utah, Inc. PHC of Virginia, Inc. PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. dated August 11, 1999. (Filed as an exhibit to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-23524).
*10.67 Amendment   number 3 to Secured  Bridge  Note  dated May 10,  1999 by and between PHC, Inc. and HCFP (Filed as exhibit to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 1999. Commission file number 0-23524).
*21.1 List of Subsidiaries. (Filed as an exhibit to the Company's report on Form
     10-KSB dated October 13, 1999. Commission file number 0-23524).

EXHIBIT 21.1

                                                                     STATE
   NAME OF                     DOING BUSINESS AS (NAME)                OF
  SUBSIDIARY                                                     INCORPORATION

PHC, Inc.                     Pioneer Behavioral Health          Massachusetts
                              Pioneer Healthcare
                              PDS2

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

Harmony Behavioral                                               Nevada
Healthcare

Northpoint-Pioneer, Inc.      Pioneer Counseling Center          Massachusetts

PHC of Kansas, Inc.           Total Concept EAP                  Massachusetts

Quality Care Centers of       Franvale Nursing and               Massachusetts
Massachusetts, Inc.           Rehabilitation Center

Pioneer Counseling of         Counseling Associates of           Massachusetts
Virginia, Inc.                  Virginia, Inc.
                              Counseling Associates of           MassachusettS
                                Virginia

BSC-NY, Inc.                  Behavioral Stress Center           New York

Professional Health                                              New York
Associates, Inc.

Shliselberg Physicians                                           New York
Services, PC

Exhibit 23.1



                         CONSENT OF INDEPENDENT AUDITORS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of PHC, Inc. (the "Company")of our report dated September 10, 1999, relating to the consolidated financial statements of the Company appearing in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.



BDO Seidman, LLP



Boston, Massachusetts
October 13, 1999

Exhibit 4.28

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


      Shares Issuable Upon Exercise:  Up to 10,000 shares of the Class A Common
                                      Stock, $.01 par value, of PHC, Inc.

                              WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                              Expires June 1, 2004

           THIS CERTIFIES THAT, for value received, George H. Gordon is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean June 1, 1999.

      1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to June 1, 2004.

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



                               PHC, INC.


                               By:  /s/  Bruce A. Shear, President
                               Date:     June 1, 1999

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


_______________________________
Date

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


_______________________________
Date



warrants.dot

Exhibit 4.29

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


      Shares Issuable Upon Exercise:  Up to 10,000 shares of the Class A Common
                                      Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                              Expires July 1, 2004

           THIS CERTIFIES THAT, for value received, George H. Gordon is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean July 1, 1999.

      1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to July 1, 2004.

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



                               PHC, INC.


                               By:  /s/  Bruce A. Shear, President
                               Date:     July 1, 1999

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


_______________________________
Date

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


_______________________________
Date



warrants.dot

Exhibit 4.30

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


 Shares Issuable Upon Exercise:    Up to 10,000  shares of the Class A Common
                                   Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                              Expires August 1, 2004

           THIS CERTIFIES THAT, for value received, George H. Gordon is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts corporation (the "Company"), for a price of $1.00 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean August 1, 1999.

     1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to August 1, 2004.

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



                               PHC, INC.


                               By:  /s/  Bruce A. Shear, President
                               Date:    August 1, 1999

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


_______________________________
Date

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


_______________________________
Date



warrants.dot

Exhibit 4.31

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


 Shares Issuable Upon Exercise:    Up to  37,500  shares of the Class A Common
                                   Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                              Expires April 5, 2004

           THIS CERTIFIES THAT, for value received, National Securities Corporation is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts
corporation (the "Company"), for a price of $1.45 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean April 5, 1999.

      1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to April 5, 2004.

           Notwithstanding anything to the contrary contained herein, neither this Warrant nor any rights hereunder may be transferred or assigned except to an Assignee who is an 'accredited investor" within the meaning of Regulation D of the General Rules and Regulations of the Securities Act of 1933.

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



                               PHC, INC.


                               By:           ____________________________
                                             Bruce A. Shear, President
                               Date:         April 5, 1999

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


_______________________________
Date

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


_______________________________
Date



warrants.dot

Exhibit 4.32

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


 Shares Issuable Upon Exercise:    Up to  37,500  shares of the Class A Common
                                   Stock, $.01 par value, of PHC, Inc.

                               WARRANT TO PURCHASE
                         SHARES OF CLASS A COMMON STOCK

                              Expires July 5, 2004

           THIS CERTIFIES THAT, for value received, National Securities Corporation is entitled to subscribe for and purchase that number of shares (the "Shares") of the fully paid and nonassessable Class A Common Stock, $.01 par value, (the "Class A Common Stock") of PHC, Inc., a Massachusetts
corporation (the "Company"), for a price of $1.45 per Share (the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth. As used herein, the term "Shares" shall mean the Company's Class A Common Stock, or any stock into or for which such Class A Common Stock shall have been or may hereafter be converted or exchanged pursuant to the Articles of Incorporation of the Company as from time to time amended as provided by law and in such Articles (hereinafter the "Charter"), and the term "Grant Date" shall mean July 5, 1999.

      1. Term. Subject to the provisions of this Warrant, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Grant Date and prior to July 5, 2004.

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



                               PHC, INC.


                               By:      ____________________________
                                        Bruce A. Shear, President
                               Date:    July 5, 1999

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


_______________________________
Date

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



_______________________________
Signature


_______________________________
Date



warrants.dot

Exhibit 10.65

                     AMENDMENT NO. 2 TO SECURED BRIDGE NOTE


     THIS AMENDMENT NO. 2 TO SECURED BRIDGE NOTE (the "Amendment") is hereby entered into as of the 10th day of November, 1998 by and among PHC, INC., a Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender").

     A. Borrower and Lender entered into that certain Secured Bridge Note (the "Note") dated March 10, 1998 in the principal sum of Three Hundred Fifty and 00/100 Dollars ($350,000.00), which had an original Maturity Date of July 10, 1998.

     B. Pursuant to Amendment No. 1 to Secured Bridge Note dated as of July 10, 1998, Lender agreed to extend the Maturity Date of the Note until November 10, 1998.

     C. Borrower has requested that the Maturity Date of the Note be extended for an additional six (6) months, which extension of the Maturity Date is essential to Borrower in continuing to finance its operations.

     D. Borrower has requested that the Maturity Date of the Note be extended for an additional two (2) months, which extension of the Maturity Date is essential to Borrower in continuing to finance its operations.

     E. Lender has agreed to extend the Maturity Date upon the terms and conditions of this Amendment.

     NOW, THEREFORE, the parties agree as follows:

     1. Capitalized terms used and not otherwise defined in this Amendment shall have the meanings given them in the Note.

     2. Borrower and Lender hereby affirm and agree that the Maturity Date of the Note is hereby extended to May 10, 1999.

     3. Borrower acknowledges and agrees to pay concurrently with the extension of this Amendment an extension fee equal to Seventeen Thousand Five Hundred and 00/100 Dollars ($17,500.00).

     4. Borrower and Lender are parties to that certain Letter Agreement dated as of September 2, 1998 (the "September Letter") relating to Common Stock Purchase Warrants of Borrower that are held by Lende4r and to the exercise by Lender of certain rights related to those Warrants. Borrower and Lender agree that for purposes of the September Letter, the extension of the Maturity Date by this Amendment shall be construed as a repayment of the Note, permitting Lender to exercise its rights under the September Letter on and after May 10, 1999.





  H:\WP\LEGAL\CLIENTS\PHCINC\secnote2amend.wpd

     This amendment may be executed in several counterparts, and each copy so executed shall be deemed an original.

     6. Except as expressly stated in this Amendment, the terms, conditions, and provisions of the Note, as amended by this Amendment, shall remain in full force and effect and shall not be modified or othe5rwise affected by the execution of the agreement.

     IN WITNESS WHEREOF, the parties have executed or caused this Amendment to be executed by their respective officers thereunto duly authorized as of the day and year first above written.



                                          LENDER:

                                          HCFP FUNDING II, INC.

                                          a Delaware corporation


                                          By:      /s/  Michael Gardullo
                                          Title:        Vice President

                                          BORROWER:

                                          PHC, INC

                                          a Massachusetts corporation

                                          By:      /s/  Bruce A. Shear
                                          Title:        President








H:\WP\LEGAL\CLIENTS\PHCINC\secnote2amend.wpd

Exhibit 4.33


                             SUBSCRIPTION AGREEMENT

                                    PHC, INC.

THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION AGREEMENT (AS IT MAY BE AMENDED FROM TIME TO TIME, THE "AGREEMENT") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR UNDER THE APPLICABLE SECURITIES LAWS OF ANY STATE AND WILL BE OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THESE LAWS BY VIRTUE OF PHC, INC.'S INTENDED COMPLIANCE WITH SECTIONS 3(b), 4(2) AND 4(6) OF THE SECURITIES ACT, THE PROVISIONS OF REGULATION D UNDER SUCH ACT AND SIMILAR EXEMPTIONS UNDER STATE LAW. THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), ANY STATE SECURITIES COMMISSION OR ANY OTHER REGULATORY AUTHORITY. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

     The undersigned purchaser (hereafter, the "Purchaser") hereby offers to purchase certain Series B Convertible Preferred Stock (referred to herein as a "Share" or collectively as "Shares") of PHC, Inc. (the "Company"), a publicly held corporation formed under the laws of the Commonwealth of Massachusetts.
This offer to purchase may, for any reason whatsoever, be revoked by the Purchaser or rejected by the Company prior to acceptance of this offer by the Company.

     Section 1.1 Purchase and Sale of Shares. Upon the following terms and conditions, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company, the number of Shares indicated herein, which Shares shall have the rights, designations and preferences set forth in Schedule I hereto.

     Section 1.2 Purchase Price. The purchase price for the Shares (the "Purchase Price") shall be $1,000 per Share.

     Section 1.3 The Closing.

     (a) The closing of the purchase and sale of the Shares (the "Closing"), shall take place at the law offices of Arent, Fox, Kintner, Plotkin & Kahn, 1050 Connecticut Avenue, N.W., Washington, D.C. 20036, at 10:00 a.m., local Washington, D.C. time, on the later of the following: (i) the date on which the last to be fulfilled or waived of the conditions set forth in Section 4.1 and
4.2 hereof and applicable to the Closing shall be fulfilled or waived in accordance herewith, or (ii) such other time and place and/or on such other date as the Purchaser and the Company may agree. The date on which the Closing occurs is referred to herein as the "Closing Date."

     (b) On the Closing Date, the Company shall deliver to the Purchaser (i) a certificate representing the Shares registered in the name of the Purchaser or deposit such Shares into accounts designated by the Purchaser and (ii) the Warrant for the number of shares of the Company's Common Stock indicated herein, in the form attached hereto as Exhibit A, incorporated herein by reference. The Purchaser shall on the Closing Date deliver to the Company the Purchase Price for all the Shares by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Company. In addition, each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

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

     (ii) The term "Registrable Securities" means the shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock"), issuable upon conversion of shares of the Shares and upon exercise of the Warrant, or upon conversion of any other stock issued in payment of dividends on the Shares or otherwise issuable pursuant to this Agreement or the provisions of Schedule I hereto, and any securities of the Company or securities of any successor corporation issued as, or issuable upon the conversion or exercise of any warrant right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the Shares.

     (iii) The term "holder of Registrable Securities" means the Purchaser and any permitted assignee of registration rights pursuant to Section 1.4(h).

     (b) (i) The Company shall as soon as possible file a registration statement on Form SB-2 or Form S-3 covering at least 200% of the number of Registrable Securities which would then be issuable upon conversion of the Shares at the conversion price then in effect, and shall use its best efforts to cause such registration statement to become effective on or before ninety (90) days after the Closing Date (the "Initial Registration"). In the event such registration is not so declared effective or does not include all Registrable Securities, a holder of Registrable Securities shall have the right to require by notice in writing that the Company register all or any part of the Registrable Securities held by such holder (a "Demand Registration") and the Company shall thereupon effect such registration in accordance herewith (which may include adding such shares to an existing shelf registration). The parties agree that if the holder of Registrable Securities demands registration of less than all of the Registrable Securities, the Company, at its option, may nevertheless file a registration statement covering all of the Registrable Securities. If such registration statement is declared effective with respect to all Registrable Securities and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4, the demand registration rights granted pursuant to this Subsection (b)(i) shall cease. If such registration statement is not declared effective with respect to all Registrable Securities or if the Company is not in compliance with such obligations, the demand registration rights described herein shall remain in effect.

     (ii) The Company shall not be obligated to effect a Demand Registration under Subsection (b)(i) above: (A) if all of the Registrable Securities held by the holder of Registrable Securities which are demanded to be covered by the Demand Registration are, at the time of such demand, included in an effective registration statement and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4; (B) if all of the Registrable Securities may be sold under Rule 144(k) of the Act and the Company's transfer agent has accepted an instruction from the Company to such effect; or (C) at any time after two (2) years from the Closing Date.

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

     (iv) (A) If the Company is advised by the SEC that a registration statement filed hereunder is subject to a "no-review" and such registration statement is not declared effective within five (5) business days thereafter (an
"Acceleration Date") or, irrespective of the SEC review, a registration statement is not declared effective by the ninety first (91st) day after the Closing Date (the "Target Date"), the Company shall pay Purchaser as liquidated damages an amount equal to two percent (2%) of the total Purchase Price of the Shares for each thirty (30) day period following the earlier of the Acceleration Date or Target Date, as applicable, until such time as the registration statement is declared effective; provided, however, that such damages shall not be payable if the failure to meet the Acceleration Date or Target Date, as applicable, is due to action or inaction by Purchaser with respect to providing information for the registration statement. The payment set forth above shall be pro-rated daily as to any period of less than thirty (30) days. Such payment shall be made to the Purchaser either (I) by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser or (II) in Shares, the number of which shall be equal to the amount due under this Subsection divided by $1,000 per Share. The foregoing amount shall be paid irrespective of the amount of Registrable Securities then held by Purchaser.

     (B) If, following effectiveness of a registration, either the effectiveness of the registration statement is suspended or a current prospectus meeting the requirements of Section 10 of the Act is not available for delivery by the Purchaser (either referred to herein as a "suspension"), the Company shall thereupon pay to Purchaser as liquidated damages an amount equal to two percent (2%) of the Purchase Price of the Shares for each thirty (30) day period of the suspension. The payment set forth above shall be pro-rated daily as to periods of less than thirty (30) days. Such payment shall be made to the Purchaser by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser, and shall be paid irrespective of the amount of Registrable Securities held by Purchaser on or after the date following the suspension.

     (C) Any amount payable pursuant to the foregoing provisions of this Subsection (iv) shall be delivered on or before the fifth (5th) day following the end of the calendar month in which such payment obligation arose. The "Purchase Price" of Registrable Securities shall be (1) if derived from conversion or substitution of Shares, the Purchase Price of the Shares, and (2) if received in satisfaction of a Company obligation, the dollar amount of such obligation.

     (D) This Subsection is in addition to the provisions of Section 7.2(a) hereof.

     (c) If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Purchaser) any of its stock or other securities under the Act in connection with a public offering of such securities (other than a registration on Form S-4, Form S-8 or other limited purpose form) and all Registrable Securities have not theretofore been included in a registration statement under Subsection (b) of this Section
1.4 which remains effective, the Company shall, at such time, promptly give all holders of Registrable Securities written notice of such registration. Upon the written request of any holder of Registrable Securities given within twenty (20) days after receipt of such notice by the holder of Registrable Securities, the Company shall use its best efforts to cause to be registered under the Act all Registrable Securities that such holder of Registrable Securities requests to be registered. However, the Company shall have no obligation under this Subsection
(c) if (i) the Registrable Securities may be sold without registration under Rule 144(k) and the Company's transfer agent has accepted an instruction from the Company to such effect, (ii) the Registration Statement is filed more than two (2) years after the Closing Date, or (iii) to the extent that, with respect to any underwritten offering initiated by the Company later than one calendar year following the Closing, the managing underwriter of such offering reasonably notifies such holder(s) in writing of its determination that the Registrable Securities or a portion thereof shall be excluded therefrom.

     (d) Whenever  required under this Section 1.4 to effect the registration of
any  Registrable   Securities   including,   without  limitation,   the  Initial
Registration, the Company shall, as expeditiously as reasonably possible:

     (i) Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration to become effective as provided in Section 1.4(b)(i), and keep such registration statement effective for so long as any holder of Registrable Securities desires to dispose of the securities covered by such registration statement; provided, however, that in no event shall the Company be required to keep the Registration Statement effective for a period greater than two (2) years from the Closing Date;

     (ii) Respond to comments made by the SEC with respect to a registration statement filed pursuant to this Agreement within ten (10) business days after the date of the comment letter, and prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement and notify the holders of the filing and effectiveness of such Registration Statement and any amendments or supplements;

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

     (viii) Make available for inspection by the holder of Registrable Securities, upon request, all SEC Documents (as defined below) filed subsequent to the Closing and require the Company's officers, directors and employees to supply all information reasonably requested by any holder of Registrable Securities in connection with such registration statement: and

     (ix) Furnish to each holder of Registrable Securities prompt notice of the commencement of any stop-order proceedings under the Act, together with copies of all documents in connection therewith, and use its best efforts to obtain withdrawal of any such stop order as soon as possible.

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

     (iii) Promptly after receipt by any indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against another party (the "indemnifying party") hereunder, notify such party in writing thereof, but the omission so to notify such party shall not relieve such party from any Liability which it may have to the indemnified party other than under this Section and shall only relieve it from any Liability which it may have to the indemnified party under this section if and to the extent an indemnifying party is materially prejudiced by such omission. In case any such action shall be brought against any indemnified party and such indemnified party shall notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to the indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to the indemnified party under this section for any legal expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided however, that if the defendants in any such action include both parties and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to them which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of one such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred.

     (g) (i) With respect to the inclusion of Registrable Securities in a registration statement pursuant to Subsections (b) or (c), all fees, costs and expenses of and incidental to such registration, inclusion and public offering shall be borne by the Company, provided, however, that any securityholders participating in such registration shall bear their pro-rata share of the underwriting discounts and commissions, if any, incurred by them in connection with such registration.

     (ii) The fees, costs and expenses of registration to be borne by the Company as provided in this Subsection shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, and all legal fees and disbursements and other expenses of complying with state securities or Blue Sky laws of any jurisdiction or jurisdictions in which securities to be offered are to be registered and qualified. Subject to appropriate agreements as to confidentiality, the Company shall make available to the holders of Registrable Securities and their counsel its documents and personnel for due diligence purposes. Except as otherwise provided herein, fees and disbursements of counsel and accountants for the selling security holders shall be borne by the respective selling security holders.

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

     Section 1.5 Company Standoff, Except in a corporate reorganization, business combination, stock or asset purchase, merger or consolidation, under existing employee stock incentive or purchase plans or pursuant to this Agreement, the Company shall not for its own account effect any public sale or distribution of any securities similar to the Registrable Securities or any securities exercisable for or convertible or changeable into the Registrable Securities during the thirty (30) days prior to, and during the sixty (60) days immediately following, the effective date of any registration statement filed or amended pursuant to Section 1.4(b); provided, however, that the Company may effect such public sale or distribution during the sixty (60) days immediately following the effective date of such registration statement if such sale or distribution of securities is at a price equal to or greater than 125% of the last trade price of the Company's Common Stock on the day of Closing.

     Section 2.1 Representations and Warranties of the Purchaser. The Purchaser makes the following representations and warranties to the Company.

     (a) Accredited Investor. The Purchaser is an "accredited investor", as such term is defined in Rule 50 1 (a) of Regulation D, promulgated under the Act.

     (b) Speculative Investment. The Purchaser is aware that an investment in the Shares is highly speculative and subject to substantial risks. The Purchaser is capable of bearing the high degree of economic risk and the burden of this venture, including, but not limited to, the possibility of complete loss of the Purchaser's investment in the Shares and underlying Common Stock which make liquidation of this investment impossible for the indefinite future.

     (c) Disposition. The Purchaser understands that (i) except as provided for in Section 1.4, the Shares and underlying Common Stock of the Company (the "Securities"), have not been and are not being registered under the Securities Act or any applicable state securities laws, and may not be transferred unless
(A) subsequently registered thereunder, or (B) the Securities may be sold or transferred pursuant to an exemption from securities registration under the Securities Act and any applicable state securities laws or (C) sold pursuant to Rule 144, promulgated under the Securities Act (or any successor Rule), or (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of such Rule and further, if such Rule is not applicable, any resale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the Securities Act) may require compliance with another exemption under the Securities Act or the rules of the SEC thereunder. Notwithstanding any provision to the contrary contained herein, a holder may pledge such Securities as collateral for a revolving credit note pursuant to a loan and security agreement with a lending institution.

     (d) Privately Offered. The offer to acquire the Shares was directly communicated to the Purchaser in such manner that the Purchaser was able to ask questions of and receive answers concerning the terms and conditions of this transaction. At no time was the Purchaser presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising.

     (e) Purchase for Investment, The Securities are being acquired solely for the Purchaser's own account, for investment, and are not being purchased with view to the resale, distribution, subdivision or fractionalization thereof without proper registration with applicable securities administrators.

     Section 2.2 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

     (a) Organizations and Qualifications. The Company is a corporation duly incorporated and existing in good standing under the laws of the Commonwealth of Massachusetts and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries except as listed in Exhibit B, attached hereto and incorporated herein by reference. The Company and each such subsidiary, if any, is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary other than those in which the failure so to qualify would not have a Material Adverse Effect. "Material Adverse Effect", for purposes of this Agreement, means any adverse effect on the business operations, properties, prospects, or financial condition of the entity with respect to which such term is used and which is material to such entity and other entities controlled by such entity taken as a whole.

     (b) Authorizations Enforcement. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue the Shares and Registrable Securities in accordance with the terms hereof, (ii) the execution and delivery of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Company or its Board of Directors or stockholders is required, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditor' rights and remedies or by other equitable principles of general application) and (v) prior to the Closing Date, any necessary Certificate of Amendment to the Company's Charter authorizing Company to issue all of the Shares and Registerable Securities, in accordance with Schedule 1, will have been filed with the Massachusetts Secretary of State and will be in full force and effect enforceable against the Company in accordance with the terms of such amended Charter.

     (c) Authorized Capital Rights or Commitments to Stock. The authorized capital stock of the Company consists of 22,200,000 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock; there are 4,704,956 shares of Common Stock issued and 730,292 shares of Class B Common Stock outstanding; there are no shares of such Preferred Stock issued and outstanding; and, upon issuance of the Shares in accordance with the terms hereof, there will be 4,704,956 shares of Class B Common Stock and 950 shares of such Preferred Stock issued and outstanding.

      All of the outstanding shares of the Company's Common Stock have been validly issued and are fully paid and nonassessable. Except as set forth in Exhibit B hereto or as described in the SEC Documents, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company, or contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of capital stock of the Company or options, warrants, scrip, rights to subscribe to, or commitments to purchase or acquire, any shares. or securities or rights convertible into shares, of capital stock of the Company. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Articles of Organization as in effect on the date hereof (the "Charter"), and the Company's By-Laws, as in effect on the date hereof (the "By-Laws").

     (d) Issuance of Shares. The issuance of the Shares has been duly authorized and, when paid for and issued in accordance with the terms hereof, the shall be validly issued, fully paid and non-assessable and entitled to the rights and preferences set forth in Schedule I hereto. The Common Stock issuable upon conversion of the Shares will be duly authorized and reserved for issuance and, upon conversion, will be validly issued, fully paid and non-assessable and the holders shall be entitled to all rights and preferences accorded to a holder of Common Stock.

     (e) No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby do not and will not (i) result in a violation of the Company's Charter or By-Laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any federal, state, local or foreign law, rule, regulation, order, judgment or decree (including Federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or assets of the Company or any of its subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect); provided that, for purposes of such representation as to Federal, state, local or foreign law, rule or regulation, no representation is made herein with respect to any of the same applicable solely to the Purchaser and not to the Company. The business of the Company is not being conducted in violation of any law, ordinance or regulations of any governmental entity, except for violations which either singly or in the aggregate do not and will not have a Material Adverse Effect. The Company is not required under Federal, state or local law, rule or regulation in the United States to obtain any consent, authorization or order of, or make any filing (other than any filing of a vote establishing a class or series of stock with the Massachusetts Secretary of State) or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Shares in accordance with the terms hereof (other than any SEC, NASD or state securities filings which may be required to be made by the Company subsequent to the Closing, and any registration statement which may be filed pursuant hereto); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) SEC Documents, Financial Statements. The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, except as set forth in Exhibit B, the Company has filed on a timely basis all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d), in addition to one or more registration statements and amendments thereto heretofore filed by the Company with the SEC under the Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "SEC Documents"). The Company directly or through its agent has delivered to the Purchaser true and complete copies of the SEC Documents except for the exhibits and incorporated documents. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement.

     Except as set forth in Exhibit B, as of their respective dates the SEC Documents complied in all material respects with the requirements of the Act or the Exchange Act as the case may be and the rules and regulations of the SEC promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such SEC Documents, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in Exhibit B, the financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

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

     (j) No General Solicitation. Neither the Company, nor any of its affiliates, or, to the best of its knowledge, any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Act) in connection with the offer or sale of the Shares.

     (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Shares under the Act.

     Section 3.1 Securities Compliance. The Company shall notify the SEC and NASD, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Shares, and the Common Stock issuable upon conversion thereof, to the Purchaser.

     Section 3.2 Registration and Listing. Until. at least two (2) years after all Shares have been converted into Registrable Securities, the Company will cause its Common Stock to continue to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under such Exchange Act, will comply with all requirements related to any registration statement filed pursuant to this Agreement and will not take any action or file any document (whether or not permitted by the Act or the Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Acts, except as permitted herein. Until at least two (2) years after all Shares have been converted into Common Stock the Company will take all action within its power to continue the listing or trading of its Common Stock on the NASDAQ Small Cap Market and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the NASD and NASDAQ. The covenants set forth in this Section 3.2 shall not be deemed to prohibit a merger, sale of all assets or other corporate reorganization if the entity surviving or succeeding to the Company is bound by this Agreement with respect to its securities issued in exchange for or in replacement of the Shares or Common Stock or the consideration received for or in replacement of the Shares or Common Stock is cash.

     Section 3.3 Right of First Refusal and Most-Favored-Nation Clause. If at any time during the period beginning on the fifth (5th) day prior to (but not including) the Closing Date and ending sixty (60) days immediately following the effective date of the Initial Registration, the Company proposes to issue Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, pursuant to an offering exempt from registration under the Act, the Company shall provide to Purchaser reasonable advance notice of all the terms of such proposed issuance. The Purchaser shall have the right to purchase or refuse to purchase all or any part of such securities proposed to be issued in such offering, and shall have at least seventy two (72) hours after receipt of such notice to review the terms of the proposed issuance.

     If the Company issues Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, at a time when any of the Shares remain outstanding, at an effective price per share of Common Stock which is lower than the conversion price of the Shares at that time, then the Company shall, within five (5) business days, deliver to each holder upon conversion an additional number of shares of Common Stock necessary to reduce the effective conversion price to such lower issue price. This Section shall not be applicable to issuances of Common Stock pursuant to (a) any business combination, acquisition transaction, stock or asset purchase undertaken by the Company or (b) any shareholder-approved option plan covering not more than 10% of the Company's outstanding stock.

     Section 4.1 Conditions Precedent to the Obligation of the Company to Sell the Shares. The obligation hereunder of the Company to issue and/or sell the Shares to the Purchaser is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Company at any time in its sole discretion.

     (a) Accuracy of the Purchaser's Representations and Warranting. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Purchaser. The Purchaser shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Purchaser at or prior to the Closing.

     (c) No Injunction. No statute, rule, regulation. executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (d) Legal action. No legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement.

     (e) Execution. The Purchaser shall have executed this Agreement, and delivered such Agreement to the Company.

     (f) Purchase Price. The Purchaser shall have delivered the Purchase Price in accordance with Section 1.3(b) above.

     Section 4.2 Conditions Precedent to the Obligation of the Purchaser to Purchase the Shares. The obligation hereunder of the Purchaser to acquire and pay for the Shares is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Purchaser at any time in its sole discretion.

     (a) Accuracy of the Company's Representations and Warranties. The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Company. The Company shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Company at or prior to the Closing.

     (c) NASDAO. From the date hereof to the Closing Date, trading in the Company's Common Stock shall not have been suspended by the SEC or the NASDAQ Small Cap Market (except for any suspension of trading of limited duration agreed to between the Company and the NASDAQ Small Cap Market solely to permit dissemination of material information regarding the Company), and trading in securities generally as reported by NASDAQ shall not have been suspended or limited or minimum prices shall not have been established on securities whose trades are reported by NASDAQ.

     (d) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (e) Opinion of Counsel Etc. The Purchaser shall have received before or at the Closing an opinion of counsel to the Company (covering, without limitation, such of the matters set forth in Section 2.2(a) through (e)), as are in form and substance reasonably satisfactory to the Purchaser and its counsel, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

     (f) Execution. The Company shall have executed this Agreement, and delivered such Agreement to the Purchaser.

     Section 5.1 Legend on Stock. Each certificate representing the Shares and, if necessary, Common Stock issued upon conversion thereof, shall be stamped or otherwise imprinted with a legend substantially in the following form:

THESE SECURITIES [AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF] HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAW OR, IN THE OPINION OF COUNSEL, REGISTRATION UNDER SUCH ACT OR APPLICABLE STATE SECURITIES LAW IS NOT REQUIRED IN CONNECTION WITH SUCH SALE OR OFFER, AND SUCH OPINION IS REASONABLY SATISFACTORY TO THE COMPANY.

     The Company agrees to reissue certificates representing the Shares or, if applicable, the Common Stock issued upon conversion thereof, without the legend set forth above at such time as (a) the holder thereof is permitted to dispose of such Shares (or securities issued upon conversion thereof) pursuant to Rule 144(k) under the Act, (b) the securities are sold to a purchaser or purchasers who (in the opinion of counsel to such holders, in form and substance reasonably satisfactory to the Company and its counsel) are able to dispose of such securities publicly without registration under the Act, or (iii) such securities are registered under the Act

     Section 6.1 Termination by Mutual Consent. This Agreement may be terminated at any time prior to the Closing by the mutual written consent of the Company, and the Purchaser.

     Section 6.2 Other Termination. This Agreement may be terminated by action of the Board of Directors or other governing body of the Purchaser or the Company at any time if the Closing shall not have been consummated by the fifth
(5th) business day following the date of this Agreement, provided that the party seeking to terminate the Agreement is not in breach of the Agreement.

     Section 6.3 Automatic Termination. This Agreement shall automatically terminate without any further action of either party hereto if the Closing shall not have occurred by the seventh (7th) business day following the date of this Agreement, provided, however, that any such termination shall not terminate the liability of any party which is then in breach of the Agreement.

     Section 7.1 Fees and Expenses. Except as otherwise set forth in Section 1.4 hereof with respect to the registration of Registrable Securities, the Company shall pay the fees, commissions and expenses of its advisers, brokers, finders, counsel, accountants and other experts, if any, and all other expenses associated therewith, and shall on the Closing Date reimburse ProFutures Special Equities Fund, L.P. up to $5,000 for fees and expenses of its counsel in connection with the preparation, negotiation and coordination of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Shares and Common Stock pursuant hereto.

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

     (b) The Company and the Purchaser each (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in the State of Texas for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. The Company and the Purchaser each consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this paragraph shall affect or limit any right to serve process in any other manner permitted by law.

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

     Section 7.4 Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be effective (a) upon hand delivery or delivery by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second (2nd) business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.

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

     Section 7.8 Survival. The representations and warranties of the Company and the Purchaser contained in herein and the agreements and covenants set forth in Sections 1.1 through 1.5, 3.1 through 3.3 and 7.1 through 7.16 shall survive the Closing for a period of two (2) years.

     Section 7.9 Publicity. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser without its consent, unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     Section 7.10 NASDAO. The term "NASDAQ" or "NASDAQ Small Cap Market" herein refers to the principal market on which the Common Stock of the Company is traded. If the Common Stock is listed on a securities exchange. or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" or "NASDAQ Small Cap Market" shall be deemed to refer to such exchange or other principal market.

     Section 7.11 Acceptance. Execution and delivery of this Agreement shall constitute an offer to purchase the Shares, which offer, unless previously revoked by the Purchaser, may be accepted or rejected by the Company, in its sole discretion for any cause or for no cause and without liability to the Purchaser. The Company shall indicate acceptance of this Agreement by signing as indicated on the signature page hereof.

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

     Section 7.14 Counterparts. This Agreement may be signed in multiple counterparts, which counterparts shall constitute one and the same original instrument.

     Section 7.15 Severability. If any portion of this Agreement shall be held illegal, unenforceable, void or voidable by any court each of the remaining terms hereof shall nevertheless remain in full force and effect as a separate contract.

     Section 7.16 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.




   [This space has been left blank intentionally. The signature page follows.]

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $500,000 (500 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         26,315 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      ProFutures Special Equities Fund, L.P.

Address of Purchaser:   % ProFutures Fund Management, Inc.
                        1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      74-2786952

Signature of Purchaser:                              Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ProFutures Special Equities Fund, L.P.
                 By ProFutures Fund Management, Inc., a General Partner


By:  ______________________________________
          (Signature)

Name:      /s/ Gary D. Halbert
Title:         President

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $150,000 (150 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         7,890 shares

The exact name(s)(Including correct,legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Gary D. Halbert

Address of Purchaser:   1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ Gary D. Halbert
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  _______________________________________

By:  ______________________________________
          (Signature)

Name:     ____________________________________________
Title:    ____________________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $100,000 (100 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         5,260 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      John F. Mauldin

Address of Purchaser:   1000 Ballpark in Arlington - Suite 216
                        Arlington, TX  76011

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ John F. Mauldin
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ________________________________


By:  ______________________________________
          (Signature)

Name:     _________________________________
Title:    _________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $200,000 (200 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         10,525 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Augustine Fund, L.P.

Address of Purchaser:   141 West Jackson Boulevard - Suite 2182
                        Chicago, IL  60604

Social Security or IRS Employer Identification Number(s):

      36-418-6782

Signature of Purchaser:                                  Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  Augustine Fund, L.P.
            By Augustine Capital Management, Inc., the General Partner

By:  ______________________________________
          (Signature)

Name:      /s/ Thomas Duszynski
Title:         Chief Operating Officer

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name: /s/ Bruce A. Shear
Title:    President

                                   SCHEDULE I

                                    PHC, INC.

                 RESOLUTIONS ESTABLISHING RIGHTS AND PREFERENCES
                    FOR SERIES B CONVERTIBLE PREFERRED STOCK

     RESOLVED, that there shall be a series of shares of the Corporation designated "Series B Convertible Preferred Stock"; that the number of shares of such series shall be 1,000, that the Corporation issue such shares, and that the rights and preferences of such series (the "6% Preferred") and the limitations or restrictions thereon, shall be as set forth herein.

     The following terms and conditions shall be adopted and incorporated by reference into the foregoing resolutions as if fully set forth therein:

     1. Dividends.

     (a) The holders of the 6% Preferred shall be entitled to receive out of any assets legally available therefor cumulative dividends at the rate of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment of any dividend on the Common Stock or any other class or series of stock of the Corporation. Such dividends shall accrue on any given share from the day of original issuance of such share and shall accrue from day to day whether or not earned or declared. If at any time dividends on the outstanding 6% Preferred at the rate set forth above shall not have been paid or declared and set apart for payment with respect to all preceding periods, the amount of the deficiency shall be fully paid or declared and set apart for payment, but without interest, before any distribution, whether by way of dividend or otherwise, shall be declared or paid upon or set apart for the shares of any other class or series of stock of the Corporation.

     (b) Any dividend payable on a dividend payment date may be paid, at the option of the Corporation, either (i) in cash or (ii) in shares of 6% Preferred valued at $1,000 per share, if the Common Stock issuable upon conversion of such shares has been registered for resale under the Securities Act of 1933, as amended (the "Act"), and the registration statement including a current prospectus with respect thereto remains in effect at the date of delivery of such shares, and if the Corporation shall have given written notice of its intention to pay such dividend in stock to all holders of the 6% Preferred at least ten (10) days before the record date for such dividend.

     2. Liquidation Preference, Redemption.

     (a) In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the 6% Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of any other class or series of shares, the amount of $1,000 per share plus any accrued but unpaid dividends (the "Liquidation Preference").

     (b) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation (other than a sale or transfer to a wholly-owned subsidiary of the Corporation), shall, at the option of the holders of the 6% Preferred, be deemed a liquidation, dissolution or winding up within the meaning of this
Section 2 if the shares of stock of the Corporation outstanding immediately prior to such transaction represent immediately after such transaction less than a majority of the voting power of the surviving corporation (or of the acquirer of the Corporation's assets in the case of a sale of assets). Such option may be exercised by the vote or written consent of holders of a majority of the 6% Preferred at any time within thirty (30) days after written notice (which shall be given promptly) of the essential terms of such transaction shall have been given to the holders of the 6% Preferred in the manner provided by law for the giving of notice of meetings of shareholders.

     (c) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be redeemed after the date on which a registration statement under the Act ("Registration Statement") has been declared effective (the "effective date"); provided the Corporation has given notice of its intention to redeem to the holders of the 6% Preferred at least five (5) days prior to the redemption date. In addition, if any conversion of 6% Preferred, when aggregated with all prior conversions, will cause the Company to issue a number of shares of Common Stock which exceeds twenty percent (20%) of the shares of Common Stock then issued and outstanding, the Company shall redeem such number of shares of 6% Preferred as is necessary to limit such issuance of Common Stock to twenty percent (20%) of the shares of Common Stock then issued and outstanding, unless the Company has previously obtained stockholder approval to issue in excess of twenty percent (20%) of the shares of Common Stock then issued and outstanding. If a redemption will occur under either of the preceding sentences, on the redemption date, the Corporation shall pay such holders by cashiers check or wire transfer in immediately available funds the amount of $1,300 per share of 6% Preferred plus all accrued but unpaid dividends. Promptly thereafter, the holders shall surrender the certificate or certificates representing the 6% Preferred, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation.

     3. 6% Preferred - Forced Conversion.

     (a) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning one (1) year after the date of issuance, on at least twenty (20) days' advance notice, at a conversion price determined as set forth in Section 4 hereof (the "Conversion Price") as of the date specified in such notice (the "Conversion Date") and otherwise on the terms set forth in Section 4 hereof, provided, that the Corporation may not exercise such right of conversion unless (i) the Closing Price (last trade price) of the Common Stock as reported by NASDAQ for the twenty (20) consecutive trading days prior to the date the Conversion Notice is mailed has not on any day been less than one hundred forty percent (140%) of the last trade price of the Company's Common Stock on the day of Closing (subject to adjustment for stock dividends, stock splits and reverse stock splits), and (ii) the shares issuable upon conversion of the 6% Preferred are registered for resale by an effective Registration Statement which became effective not more than one hundred twenty (120) days after the date of issuance of the 6% Preferred, and a current prospectus meeting the requirements of Section 10 of the Act is available for delivery at the Conversion Date.

     (b) At least twenty (20) days prior to the Conversion Date, written notice (the "Conversion Notice") shall be mailed, first class postage prepaid, by the Corporation to each holder of record of the 6% Preferred, at the address last shown on the records of the Corporation for such holder, notifying such holder of the conversion which is to be effected, specifying the Conversion Date and calling upon each such holder to surrender to the Corporation, in the manner and at the place designated, a certificate or certificates representing the number of shares of 6% Preferred held by such holder. Subject to the provisions of the following subsection (c), on or after the Conversion Date, each holder of 6% Preferred shall surrender to the Corporation the certificate or certificates representing the shares of 6% Preferred owned by such holder as of the Conversion Date, in the manner and at the place designated in the Conversion Notice, and thereupon the shares issuable upon such conversion shall be delivered as provided in Section 4(b) hereof.

     (c) If, on the Conversion Date, the registration condition specified in clause (ii) of subsection (a) shall not be satisfied, then no shares shall be converted and the Conversion Notice shall be deemed to be withdrawn. In such event, any certificates for 6% Preferred which have been surrendered for conversion shall be returned to the persons surrendering the same; provided, however, that if a holder has received shares of Common Stock upon conversion of 6% Preferred after the Conversion Notice was given but before the Conversion Date, such holder may elect either to retain such Common Stock or rescind such conversion by tendering such shares of Common Stock to the Corporation.

     (d) On the second anniversary of the issuance of the 6% Preferred, all then outstanding shares of 6% Preferred shall be automatically converted into Common Stock at the Conversion Price and otherwise pursuant to the applicable provisions set forth in Section 4 hereof.

     4. 6% Preferred - Optional Conversion. The holders of the 6% Preferred shall have optional conversion rights as follows:

     (a) Right to Convert. At any time after the earlier of (i) the date on which a Registration Statement has been declared effective, or (ii) the close of business on the ninety first (91st) day following the date of issuance of the 6% Preferred, shares of 6% Preferred shall become convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Preference of the 6% Preferred determined pursuant to Section 2 hereof on the date the notice of conversion is given, by (B) the Conversion Price determined as hereinafter provided in effect on the applicable conversion date.

     (b) Mechanics of Conversion. To convert shares of 6% Preferred into shares of Common Stock, the holder shall give written notice to the Corporation (which notice may be given by facsimile transmission) that such holder elects to convert the shares and shall state therein date of the conversion, the number of shares to be converted and the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. Promptly thereafter, the holder shall surrender the certificate or certificates representing the shares to be converted, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation; provided that the holder shall not be required to deliver the certificates representing such shares if the holder is waiting to receive all or part of such certificates from the Corporation. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such holder, against delivery of the certificates representing the shares which have been converted, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. The notice of conversion may be given by a holder at any time during the day up to 5:00 p.m. Boston, Massachusetts time and such conversion shall be deemed to have been made immediately prior to the close of business on the date such notice of conversion is given (a "conversion date"). The person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock at the close of business on such date.

     (c) Conversion, Redemption and Note Delivery Required. The Corporation acknowledges and understands that a delay in the issuance of the Common Stock upon conversion or pursuant to a redemption according to the provisions hereof, or a delay in delivering the Promissory Note set forth in Subsection (d) hereof, could result in economic loss to the holders of the 6% Preferred. As compensation to any holder when the Corporation has failed with respect to such holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day plus an amount equal to: (i) two percent (2%) of the total Purchase Price of Shares for the first thirty (30) day period after the date on which the Common Stock should have been issued by the Corporation (i.e., the end of the three (3) business day period described in Subsection (b)), shares of 6% Preferred redeemed by the Corporation or Promissory Note delivered to holder (i.e., the end of the three (3) business day period described in Subsection (d)), as applicable; plus (ii) an amount equal to three percent (3%) of the total Purchase Price of Shares for each subsequent thirty (30) day period thereafter. Amounts payable shall be pro-rated daily as to a periods of less than thirty
(30) days. Such amounts shall be paid to the holder at the end of each month in which such amounts have accrued. Payment shall be made immediately by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the holder. Each holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and. to enforce specifically the terms and provisions hereof, this being, in addition to any other remedy to which a holder may be entitled by law or equity.

     (d) Determination of Conversion Price:

     (i )The "Conversion Price" for purposes of hereof shall be equal to eighty percent (80%) of the average of the closing bid prices of the Common Stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date); provided, however, that in no event may the Conversion Price be more than three dollars and twenty cents ($3.20) (the "Maximum Conversion Price") or less than an amount equal to the closing bid price per share of the Common Stock on the date of issuance minus fifty cents ($0.50) (the "Minimum Conversion Price"). If, but for this Section 4(d)(i), the Conversion Price would have been below Minimum Conversion Price, the Company shall pay the holder by delivering to holder a Promissory Note, the form which has been delivered to the Corporation and is incorporated herein by reference, bearing the principal amount equal to the difference between (A) the number of shares of Common Stock that would have been issued at the amount the Conversion Price would have been but for this Section 4(d)(i) multiplied by 100% of the closing bid price of the Common Stock on the conversion date as determined in accordance with the Subsection (d) (the latter amount being referred to herein as the "Conversion Date Price"), minus (B) the number of shares of Common Stock actually issued pursuant to the conversion multiplied by the Conversion Date Price. Such Promissory Note shall be delivered to holder by the third (3rd) day following the applicable conversion date.

     (ii) The "closing bid price" of the Common Stock on a trading day shall be the closing bid price of the Common Stock on the NASDAQ Small Cap Market or any other principal securities price quotation system or market on which prices of the Common Stock are reported. The term "trading day" means a day on which trading is reported on the principal quotation system or market on which prices of the Common Stock are reported.

     (iii) If, during the period of consecutive trading days provided for above, the Corporation shall declare or pay any dividend on the Common Stock payable in Common Stock or in rights to acquire Common Stock, or shall effect a stock split or reverse stock split, or a combination, consolidation or reclassification of the Common Stock, the Conversion Price, Maximum Conversion Price and Minimum Conversion Price shall be proportionately decreased or increased, as appropriate, to give effect to such event.

     (e) Distributions. If the Corporation shall at any time or from time to time make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation or any of its subsidiaries other than additional shares of Common Stock, then in each such event provision shall be made so that the holders of 6% Preferred shall receive, upon the conversion thereof, the securities of the Corporation which they would have received had they been the owners on the date of such event of the number of shares of Common Stock issuable to them upon conversion.

     (f) Certificates as to Adjustments. Upon the occurrence of any adjustment or readjustment of the Conversion Price, the Maximum Conversion Price and Minimum Conversion Price pursuant to this Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and cause the independent public accountants regularly employed to audit the financial statements of the Corporation to verify such computation and prepare and furnish to each holder of 6% Preferred a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of 6%. Preferred, furnish or cause to be furnished to such holder a like certificate prepared by the Corporation setting forth (i) such adjustments and readjustments, and (ii) the number of other securities and the amount, if any, of other property which at the time would be received upon the conversion of 6% Preferred with respect to each share of Common Stock received upon such conversion.

     (g) Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any security or right convertible into or entitling the holder thereof to receive additional shares of Common Stock, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Corporation shall mail to each holder of 6% Preferred at least ten (10) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution, security or right and the amount and character of such dividend, distribution, security or right.

     (h) Issue Taxes. The Corporation shall pay any and all issue and other taxes, excluding any income, franchise or similar taxes, that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of shares of 6% Preferred pursuant hereto; provided, however, that the Corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

     (i) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the 6% Preferred, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 6% Preferred, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 6% Preferred, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain any requisite shareholder approval.

     (j) Fractional Shares. No fractional shares shall be issued upon the conversion of any share or shares of 6% Preferred. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of 6% Preferred by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors of the Corporation or an authorized Committee thereof).

     (k) Notices. Any notice required by the provisions of this Section to be given to the holders of shares of 6% Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at its address appearing on the books of the Corporation.

     (1) Reorganization or Merger. In case of any reorganization or any reclassification of the capital stock of the Corporation or any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Corporation to any other person (other than a sale or transfer to a wholly owned subsidiary of the Corporation), and the holders of 6% Preferred do not elect to treat such transaction as a liquidation, dissolution or winding up as provided in Section 2 hereof, then, as part of such reorganization, consolidation, merger or sale, provision shall be made so that each share of 6% Preferred shall thereafter be convertible into the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of Common Stock deliverable upon conversion of such share of 6% Preferred would have been entitled upon the record date of (or date of, if no record date is fixed) such event and, in any case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the 6% Preferred, to the end that the provisions set forth herein shall thereafter be applicable, as nearly as equivalent as is practicable, in relation to any shares of stock or the securities or property (including cash) thereafter deliverable upon the conversion of the shares of 6% Preferred.

     5. Re-issuance of Certificates. In the event of a conversion (or, if applicable, redemption) of 6% Preferred in which less than all of the shares of 6% Preferred of a particular certificate are converted or redeemed, as the case may be, the Corporation shall promptly without delay cause to be issued and delivered to the holder of such certificate, a certificate representing the remaining shares of 6% Preferred which have not been so converted or redeemed.

     6. Other Provisions. For all purposes of this Resolution, the term "date of issuance" and the terms "Closing" or "Closing Date" shall mean the day on which shares of the 6% Preferred are first issued by the Corporation. Any provision herein which conflicts with or violates any applicable usury law shall be deemed modified to the extent necessary to avoid such conflict or violation. The term "NASDAQ" herein refers to the principal market on which the Common Stock of the Corporation is traded. If the Common Stock is listed on a securities exchange, or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" shall be deemed to refer to such exchange or other principal market.

     7. Restrictions and Limitations. The Corporation shall not undertake the following actions without the consent of the holders of a majority of the 6%
Preferred: (i) modify its Articles of Organization or Bylaws so as to amend or change any of the rights, preferences, or privileges of the 6% Preferred, (ii) authorize or issue any other preferred equity security senior to or on a parity with the 6% Preferred as to dividends, liquidation preferences, conversion rights, redemption rights or other rights, preferences or privileges for a period of thirty (30) days after Closing, as applicable or (iii), purchase or otherwise acquire for value any Common Stock or other equity security of the Corporation either junior or senior to or on a parity with the 6% Preferred while there exists any arrearage in the payment of cumulative dividends hereunder other than redemptions of stock from terminating employees pursuant to contractual rights in favor of the Corporation.

     8. Voting Rights. Except as provided herein or as provided for by law, the 6% Preferred shall have no voting rights.

     9. Attorney's Fees. Any holder of 6% Preferred shall be entitled to recover from the Corporation the reasonable attorneys' fees and expenses incurred by such holder in connection with enforcement by such holder of any obligation of the Corporation hereunder.

     10. No Adverse Actions. The Corporation shall not in any manner, whether by amendment of the Articles of Organization (including, without limitation, any vote establishing a class or series of stock), merger, reorganization, recapitalization, consolidation, sales of assets, sale of stock tender offer, dissolution or otherwise, take any action, or permit any action to be taken, solely or primarily for the purpose of increasing the value of any class of stock of the Corporation if the effect of such action is to reduce the value or security of the 6% Preferred.

                     EXHIBIT A to the Subscription Agreement

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March ___, 1998

     1. Basic Terms. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the registered holder specified below or its registered assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase ______ ( ) (number to be pro-rated for a total of 50,000 share) shares of the Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

              Holder:



              Exercise   Price  per   share:   ______   Dollars   and   ______
              Cents ($     )per share

                               [This amount will be the Closing Bid Price of the
                                Corporation's Common Stock on the Issue Date]

     Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The Corporation represents and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and non-assessable and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant.

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the issue date. To exercise this Warrant, the Holder shall surrender this Warrant at the principal office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant. The principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to receive shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     4. Cashless Exercise.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

     If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number an kind of securities or other property purchasable under this Warrant resulting from the event and settin forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until, and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant.All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  ________________________________
                                                 Authorized Officer


                                       Printed Name:  _______________________
                                       Title:  ______________________________

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________________
       ________________________________
                 Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________         ____________________________________
                                            Signature

      Incorporated by Reference into the Resolutions Establishing Right and
              Preferences for Series B Convertible Preferred Stock.


                          PROMISSORY NOTE (the "Note")



Date:  __________________,  ________________________

Maker: PHC, Inc.

Maker's Mailing Address:     200 Lake Street -- Suite 102
                             Peabody, Massachusetts 01960

Payee:

Place for Payment:

Principal Amount: $_________________________________

Annual Interest Rate on Unpaid Principal From Date: Eight percent (8%).

Annual Past Due  Interest  Rate on Unpaid  Principal  from  Maturity to Payment:
Fifteen percent (15%).

Terms of Payment: Principal and interest shall be due and payable in six (6) equal consecutive monthly payments of $ ________________ (based on a six (6) month amortization) with the first payment being due and payable on the first day of _____________________.

The Maker promises to pay to the order of Payee at the place for payment and according to the terms of payment the outstanding principal and accrued interest at the rates stated above. All unpaid amounts owing on this Note shall be due by the final scheduled payment date of ________________________.

Additional Provisions:

If Maker defaults in the payment of this Note, or in any instrument securing or collateral to it, then Payee may declare the unpaid principal balance of this Note and all accrued interest immediately due and payable. Maker and each surety, endorser, and guarantor or other party liable for the payment of any sums of money payable on this Note severally waive all demands for payment, presentations for payment, notices of dishonor, notices of intention to accelerate maturity, notices of acceleration of maturity, protests, and notices of protest, to the extent permitted by law.

     If this Note or any instrument securing or collateral to it is given to an attorney for collection or enforcement. or if suit is brought for collection or enforcement or if it is collected or enforced through probate, bankruptcy, or other judicial proceedings then Maker shall pay Payee all costs of collection and enforcement, including reasonable attorneys fees and court costs, in addition to other amounts due.


                           PHC. INC., PROMISSORY NOTE
Page 1

     Interest that may be contracted for, taken, reserved, charged or received under law; any interest in excess of that maximum amount shall be credited on the principal of the debt or, if that has been paid, refunded. On any acceleration or required or permitted prepayment, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal of the debt or, if the principal of the debt has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the debt.

     When the context requires, singular nouns and pronouns include the plural.

     This Note is to be governed and construed in accordance with the laws of the State of Texas.

     MAKER, FOR GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, (I) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT AND OTHER COURTS OF THE UNITED STATES SITTING IN TEXAS FOR THE PURPOSES OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT AND (ii) HEREBY WAIVES, AND AGREES NOT TO ASSERT IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER. MAKER CONSENTS TO PROCESS BEING SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING BY MAILING A COPY THEREOF TO MAKER AT ITS MAIN BUSINESS OFFICE AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE GOOD AND SUFFICIENT SERVICE OF PROCESS AND NOTICE THEREOF. NOTHING IN THIS PARAGRAPH SHALL AFFECT OR LIMIT ANY RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW.

     Executed as of date first above written.

                  PHC Inc., a Massachusetts corporation

                  By:  _______________________________________
                  Name of
                  Authorized Officer:  __________________________
                  Title:  ______________________________________








                           PHC. INC., PROMISSORY NOTE
Page 2

                     EXHIBIT B to the Subscription Agreement

Section 2.2(a): PHC, Inc. Subsidiaries:

PHC of Utah, Inc.                       Pioneer Counseling of Virginia, Inc.
D/B/A Highland Ridge Hospital           (80% Owned)
4578 Highland Drive                     D/B/A Pioneer Counseling of Virginia
Salt Lake City, UT 94117                D/B/A Counseling Associates of Virginia
                                        400 East Burwell street
                                        Salem, VA 24153

PHC of Virginia, Inc.                   PHC of Kansas, Inc.
D/B/A Mount Regis Center                D/B/A Total Concept EAP
D/B/A Changes                           7451 Szwitzer, Suite 101
405 Kimball Avenue                      Shawnee Mission, KS 66203
Salem, VA 24153

Quality Care Centers of Mass, Inc.      PHC of California, Inc.
D/B/A Franvale Nursing & Rehab Center   D/B/A Marin Grove
20 Pond Street                          42 Grove Street
Braintree, MA 02194                     San Rafael, CA 94901

PHC of Nevada, Inc.                     Professional Health Associates
D/B/A Harmony Healthcare                94-19 59 Avenue
2340 Paseo del Prado, Bldg.D           Elmhum NY 11373
Las Vegas, NV 89102

Northpoint - Pioneer, Inc.              STL, Inc.
D/B/A Pioneer Counseling Center         200 Lake Street
31700 W. 13 Mile; Suite 201             Suite 102
Farmington Hills, MI 48334              Peabody, MA 0 1960

BSC-NY, Inc.                            Harmony Behavioral Health
D/B/A Behavioral Stress Center          2340 Paseo del Prado, Bldg.D
94-19 59 Avenue                         Las Vegas, NV 89102
Elmhurst, NY 11373

PHC of Michigan, Inc.                   PHC of Rhode island, Inc.
D/B/A Harbor Oaks Hospital              D/B/A Good Hope Center
35031 23 Mile Road                      P.O. Box 1491
New Baltimore, MI 48047                 Coventry, RI 02816-0029

                               EXHIBIT B (cont'd.)
     Section 2.2(f):

     The Company failed to file two years' of audited financial statements for Behavioral Stress Centers, Inc. and Clinical Diagnostics and Clinical Associates, as described in the December 18, 1996 letter from Choate, Hall & Stewart to Mr. Robert Bayless of the Securities and Exchange Commission.

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns "Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Twenty Six Thousand Three Hundred Fifteen (26,315) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

     Holder: ProFutures Special Equities Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporations Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.


     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at he end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant,. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)

For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________             _____________________________________
                                               Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________          __________________________________
                                                Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Seven Thousand Eight Hundred Ninety (7,890) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

         Holder:                                Gary D. Halbert


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock s at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA", the average of the daily market prices of such stock on the ten
(10) trading days immediately preceeding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restriction s on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement hall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee: ____________________________________________

Address:  ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________       ________________________________
                                         Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________________
       __________________________________
                  Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Five Thousand Two Hundred Sixty (5,260) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:      John F. Mauldin


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. he Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted t be given to the Holder shall be in writing and shall be given by first class mail, postage repaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:
Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  _________________________         _____________________________________
                                             Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________         ____________________________________
                                          Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.
                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Ten Thousand Five Hundred Twenty Five (10,525) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:                                 Augustine Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.
                                      - 2 -

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of
1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.




                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________                 ________________________________
                                                Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________              _________________________________
                                                 Signature

Exhibit 10.133

                            ASSET PURCHASE AGREEMENT


     This Asset Purchase Agreement is made and entered into as of the 2nd day of February, 1998, by and between Lexington Healthcare Group, Inc., a Delaware corporation having its principal place of business at 35 Park Place, New Britain, Connecticut 06052 (together with its successors and assigns hereinafter collectively referred to as the "Buyer"), and Quality Care Centers of Massachusetts, a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 (together with its successors and assigns hereinafter collectively referred to as the "Seller").

                              W I T N E S S E T H:

     WHEREAS, the Seller owns and leases certain assets in connection with, and operates the 128-bed licensed skilled nursing care facility known as, Franvale Nursing and Rehabilitation Center at 20 Pond Street, Braintree, Massachusetts 02184 (the "Facility"); and

     WHEREAS, the Buyer desires to acquire from the Seller, and the Seller desires to sell to the Buyer, certain of the assets of the Seller used in connection with the operation of the Facility, all upoExhibit 4.28


                             SUBSCRIPTION AGREEMENT

                                    PHC, INC.


THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION AGREEMENT (AS IT MAY BE AMENDED FROM TIME TO TIME, THE "AGREEMENT") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR UNDER THE APPLICABLE SECURITIES LAWS OF ANY STATE AND WILL BE OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THESE LAWS BY VIRTUE OF PHC, INC.'S INTENDED COMPLIANCE WITH SECTIONS 3(b), 4(2) AND 4(6) OF THE SECURITIES ACT, THE PROVISIONS OF REGULATION D UNDER SUCH ACT AND SIMILAR EXEMPTIONS UNDER STATE LAW. THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), ANY STATE SECURITIES COMMISSION OR ANY OTHER REGULATORY AUTHORITY. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

     The undersigned purchaser (hereafter, the "Purchaser") hereby offers to purchase certain Series B Convertible Preferred Stock (referred to herein as a "Share" or collectively as "Shares") of PHC, Inc. (the "Company"), a publicly held corporation formed under the laws of the Commonwealth of Massachusetts.
This offer to purchase may, for any reason whatsoever, be revoked by the Purchaser or rejected by the Company prior to acceptance of this offer by the Company.

     Section 1.1 Purchase and Sale of Shares. Upon the following terms and conditions, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company, the number of Shares indicated herein, which Shares shall have the rights, designations and preferences set forth in Schedule I hereto.

     Section 1.2 Purchase Price. The purchase price for the Shares (the "Purchase Price") shall be $1,000 per Share.

     Section 1.3 The Closing.

     (a) The closing of the purchase and sale of the Shares (the "Closing"), shall take place at the law offices of Arent, Fox, Kintner, Plotkin & Kahn, 1050 Connecticut Avenue, N.W., Washington, D.C. 20036, at 10:00 a.m., local Washington, D.C. time, on the later of the following: (i) the date on which the last to be fulfilled or waived of the conditions set forth in Section 4.1 and
4.2 hereof and applicable to the Closing shall be fulfilled or waived in accordance herewith, or (ii) such other time and place and/or on such other date as the Purchaser and the Company may agree. The date on which the Closing occurs is referred to herein as the "Closing Date."

     (b) On the Closing Date, the Company shall deliver to the Purchaser (i) a certificate representing the Shares registered in the name of the Purchaser or deposit such Shares into accounts designated by the Purchaser and (ii) the Warrant for the number of shares of the Company's Common Stock indicated herein, in the form attached hereto as Exhibit A, incorporated herein by reference. The Purchaser shall on the Closing Date deliver to the Company the Purchase Price for all the Shares by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Company. In addition, each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

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

     (ii) The term "Registrable Securities" means the shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock"), issuable upon conversion of shares of the Shares and upon exercise of the Warrant, or upon conversion of any other stock issued in payment of dividends on the Shares or otherwise issuable pursuant to this Agreement or the provisions of Schedule I hereto, and any securities of the Company or securities of any successor corporation issued as, or issuable upon the conversion or exercise of any warrant right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the Shares.

     (iii) The term "holder of Registrable Securities" means the Purchaser and any permitted assignee of registration rights pursuant to Section 1.4(h).

     (b) (i) The Company shall as soon as possible file a registration statement on Form SB-2 or Form S-3 covering at least 200% of the number of Registrable Securities which would then be issuable upon conversion of the Shares at the conversion price then in effect, and shall use its best efforts to cause such registration statement to become effective on or before ninety (90) days after the Closing Date (the "Initial Registration"). In the event such registration is not so declared effective or does not include all Registrable Securities, a holder of Registrable Securities shall have the right to require by notice in writing that the Company register all or any part of the Registrable Securities held by such holder (a "Demand Registration") and the Company shall thereupon effect such registration in accordance herewith (which may include adding such shares to an existing shelf registration). The parties agree that if the holder of Registrable Securities demands registration of less than all of the Registrable Securities, the Company, at its option, may nevertheless file a registration statement covering all of the Registrable Securities. If such registration statement is declared effective with respect to all Registrable Securities and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4, the demand registration rights granted pursuant to this Subsection (b)(i) shall cease. If such registration statement is not declared effective with respect to all Registrable Securities or if the Company is not in compliance with such obligations, the demand registration rights described herein shall remain in effect.

     (ii) The Company shall not be obligated to effect a Demand Registration under Subsection (b)(i) above: (A) if all of the Registrable Securities held by the holder of Registrable Securities which are demanded to be covered by the Demand Registration are, at the time of such demand, included in an effective registration statement and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4; (B) if all of the Registrable Securities may be sold under Rule 144(k) of the Act and the Company's transfer agent has accepted an instruction from the Company to such effect; or (C) at any time after two (2) years from the Closing Date.

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

     (iv) (A) If the Company is advised by the SEC that a registration statement filed hereunder is subject to a "no-review" and such registration statement is not declared effective within five (5) business days thereafter (an
"Acceleration Date") or, irrespective of the SEC review, a registration statement is not declared effective by the ninety first (91st) day after the Closing Date (the "Target Date"), the Company shall pay Purchaser as liquidated damages an amount equal to two percent (2%) of the total Purchase Price of the Shares for each thirty (30) day period following the earlier of the Acceleration Date or Target Date, as applicable, until such time as the registration statement is declared effective; provided, however, that such damages shall not be payable if the failure to meet the Acceleration Date or Target Date, as applicable, is due to action or inaction by Purchaser with respect to providing information for the registration statement. The payment set forth above shall be pro-rated daily as to any period of less than thirty (30) days. Such payment shall be made to the Purchaser either (I) by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser or (II) in Shares, the number of which shall be equal to the amount due under this Subsection divided by $1,000 per Share. The foregoing amount shall be paid irrespective of the amount of Registrable Securities then held by Purchaser.

     (B) If, following effectiveness of a registration, either the effectiveness of the registration statement is suspended or a current prospectus meeting the requirements of Section 10 of the Act is not available for delivery by the Purchaser (either referred to herein as a "suspension"), the Company shall thereupon pay to Purchaser as liquidated damages an amount equal to two percent (2%) of the Purchase Price of the Shares for each thirty (30) day period of the suspension. The payment set forth above shall be pro-rated daily as to periods of less than thirty (30) days. Such payment shall be made to the Purchaser by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser, and shall be paid irrespective of the amount of Registrable Securities held by Purchaser on or after the date following the suspension.

     (C) Any amount payable pursuant to the foregoing provisions of this Subsection (iv) shall be delivered on or before the fifth (5th) day following the end of the calendar month in which such payment obligation arose. The "Purchase Price" of Registrable Securities shall be (1) if derived from conversion or substitution of Shares, the Purchase Price of the Shares, and (2) if received in satisfaction of a Company obligation, the dollar amount of such obligation.

     (D) This Subsection is in addition to the provisions of Section 7.2(a) hereof.

     (c) If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Purchaser) any of its stock or other securities under the Act in connection with a public offering of such securities (other than a registration on Form S-4, Form S-8 or other limited purpose form) and all Registrable Securities have not theretofore been included in a registration statement under Subsection (b) of this Section
1.4 which remains effective, the Company shall, at such time, promptly give all holders of Registrable Securities written notice of such registration. Upon the written request of any holder of Registrable Securities given within twenty (20) days after receipt of such notice by the holder of Registrable Securities, the Company shall use its best efforts to cause to be registered under the Act all Registrable Securities that such holder of Registrable Securities requests to be registered. However, the Company shall have no obligation under this Subsection
(c) if (i) the Registrable Securities may be sold without registration under Rule 144(k) and the Company's transfer agent has accepted an instruction from the Company to such effect, (ii) the Registration Statement is filed more than two (2) years after the Closing Date, or (iii) to the extent that, with respect to any underwritten offering initiated by the Company later than one calendar year following the Closing, the managing underwriter of such offering reasonably notifies such holder(s) in writing of its determination that the Registrable Securities or a portion thereof shall be excluded therefrom.

     (d) Whenever  required under this Section 1.4 to effect the registration of
any  Registrable   Securities   including,   without  limitation,   the  Initial
Registration, the Company shall, as expeditiously as reasonably possible:

     (i) Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration to become effective as provided in Section 1.4(b)(i), and keep such registration statement effective for so long as any holder of Registrable Securities desires to dispose of the securities covered by such registration statement; provided, however, that in no event shall the Company be required to keep the Registration Statement effective for a period greater than two (2) years from the Closing Date;

     (ii) Respond to comments made by the SEC with respect to a registration statement filed pursuant to this Agreement within ten (10) business days after the date of the comment letter, and prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement and notify the holders of the filing and effectiveness of such Registration Statement and any amendments or supplements;

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

     (viii) Make available for inspection by the holder of Registrable Securities, upon request, all SEC Documents (as defined below) filed subsequent to the Closing and require the Company's officers, directors and employees to supply all information reasonably requested by any holder of Registrable Securities in connection with such registration statement: and

     (ix) Furnish to each holder of Registrable Securities prompt notice of the commencement of any stop-order proceedings under the Act, together with copies of all documents in connection therewith, and use its best efforts to obtain withdrawal of any such stop order as soon as possible.

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

     (iii) Promptly after receipt by any indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against another party (the "indemnifying party") hereunder, notify such party in writing thereof, but the omission so to notify such party shall not relieve such party from any Liability which it may have to the indemnified party other than under this Section and shall only relieve it from any Liability which it may have to the indemnified party under this section if and to the extent an indemnifying party is materially prejudiced by such omission. In case any such action shall be brought against any indemnified party and such indemnified party shall notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to the indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to the indemnified party under this section for any legal expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided however, that if the defendants in any such action include both parties and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to them which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of one such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred.

     (g) (i) With respect to the inclusion of Registrable Securities in a registration statement pursuant to Subsections (b) or (c), all fees, costs and expenses of and incidental to such registration, inclusion and public offering shall be borne by the Company, provided, however, that any securityholders participating in such registration shall bear their pro-rata share of the underwriting discounts and commissions, if any, incurred by them in connection with such registration.

     (ii) The fees, costs and expenses of registration to be borne by the Company as provided in this Subsection shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, and all legal fees and disbursements and other expenses of complying with state securities or Blue Sky laws of any jurisdiction or jurisdictions in which securities to be offered are to be registered and qualified. Subject to appropriate agreements as to confidentiality, the Company shall make available to the holders of Registrable Securities and their counsel its documents and personnel for due diligence purposes. Except as otherwise provided herein, fees and disbursements of counsel and accountants for the selling security holders shall be borne by the respective selling security holders.

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

     Section 1.5 Company Standoff, Except in a corporate reorganization, business combination, stock or asset purchase, merger or consolidation, under existing employee stock incentive or purchase plans or pursuant to this Agreement, the Company shall not for its own account effect any public sale or distribution of any securities similar to the Registrable Securities or any securities exercisable for or convertible or changeable into the Registrable Securities during the thirty (30) days prior to, and during the sixty (60) days immediately following, the effective date of any registration statement filed or amended pursuant to Section 1.4(b); provided, however, that the Company may effect such public sale or distribution during the sixty (60) days immediately following the effective date of such registration statement if such sale or distribution of securities is at a price equal to or greater than 125% of the last trade price of the Company's Common Stock on the day of Closing.

     Section 2.1 Representations and Warranties of the Purchaser. The Purchaser makes the following representations and warranties to the Company.

     (a) Accredited Investor. The Purchaser is an "accredited investor", as such term is defined in Rule 50 1 (a) of Regulation D, promulgated under the Act.

     (b) Speculative Investment. The Purchaser is aware that an investment in the Shares is highly speculative and subject to substantial risks. The Purchaser is capable of bearing the high degree of economic risk and the burden of this venture, including, but not limited to, the possibility of complete loss of the Purchaser's investment in the Shares and underlying Common Stock which make liquidation of this investment impossible for the indefinite future.

     (c) Disposition. The Purchaser understands that (i) except as provided for in Section 1.4, the Shares and underlying Common Stock of the Company (the "Securities"), have not been and are not being registered under the Securities Act or any applicable state securities laws, and may not be transferred unless
(A) subsequently registered thereunder, or (B) the Securities may be sold or transferred pursuant to an exemption from securities registration under the Securities Act and any applicable state securities laws or (C) sold pursuant to Rule 144, promulgated under the Securities Act (or any successor Rule), or (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of such Rule and further, if such Rule is not applicable, any resale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the Securities Act) may require compliance with another exemption under the Securities Act or the rules of the SEC thereunder. Notwithstanding any provision to the contrary contained herein, a holder may pledge such Securities as collateral for a revolving credit note pursuant to a loan and security agreement with a lending institution.

     (d) Privately Offered. The offer to acquire the Shares was directly communicated to the Purchaser in such manner that the Purchaser was able to ask questions of and receive answers concerning the terms and conditions of this transaction. At no time was the Purchaser presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising.

     (e) Purchase for Investment, The Securities are being acquired solely for the Purchaser's own account, for investment, and are not being purchased with view to the resale, distribution, subdivision or fractionalization thereof without proper registration with applicable securities administrators.

     Section 2.2 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

     (a) Organizations and Qualifications. The Company is a corporation duly incorporated and existing in good standing under the laws of the Commonwealth of Massachusetts and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries except as listed in Exhibit B, attached hereto and incorporated herein by reference. The Company and each such subsidiary, if any, is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary other than those in which the failure so to qualify would not have a Material Adverse Effect. "Material Adverse Effect", for purposes of this Agreement, means any adverse effect on the business operations, properties, prospects, or financial condition of the entity with respect to which such term is used and which is material to such entity and other entities controlled by such entity taken as a whole.

     (b) Authorizations Enforcement. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue the Shares and Registrable Securities in accordance with the terms hereof, (ii) the execution and delivery of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Company or its Board of Directors or stockholders is required, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditor' rights and remedies or by other equitable principles of general application) and (v) prior to the Closing Date, any necessary Certificate of Amendment to the Company's Charter authorizing Company to issue all of the Shares and Registerable Securities, in accordance with Schedule 1, will have been filed with the Massachusetts Secretary of State and will be in full force and effect enforceable against the Company in accordance with the terms of such amended Charter.

     (c) Authorized Capital Rights or Commitments to Stock. The authorized capital stock of the Company consists of 22,200,000 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock; there are 4,704,956 shares of Common Stock issued and 730,292 shares of Class B Common Stock outstanding; there are no shares of such Preferred Stock issued and outstanding; and, upon issuance of the Shares in accordance with the terms hereof, there will be 4,704,956 shares of Class B Common Stock and 950 shares of such Preferred Stock issued and outstanding.

      All of the outstanding shares of the Company's Common Stock have been validly issued and are fully paid and nonassessable. Except as set forth in Exhibit B hereto or as described in the SEC Documents, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company, or contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of capital stock of the Company or options, warrants, scrip, rights to subscribe to, or commitments to purchase or acquire, any shares. or securities or rights convertible into shares, of capital stock of the Company. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Articles of Organization as in effect on the date hereof (the "Charter"), and the Company's By-Laws, as in effect on the date hereof (the "By-Laws").

     (d) Issuance of Shares. The issuance of the Shares has been duly authorized and, when paid for and issued in accordance with the terms hereof, the shall be validly issued, fully paid and non-assessable and entitled to the rights and preferences set forth in Schedule I hereto. The Common Stock issuable upon conversion of the Shares will be duly authorized and reserved for issuance and, upon conversion, will be validly issued, fully paid and non-assessable and the holders shall be entitled to all rights and preferences accorded to a holder of Common Stock.

     (e) No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby do not and will not (i) result in a violation of the Company's Charter or By-Laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any federal, state, local or foreign law, rule, regulation, order, judgment or decree (including Federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or assets of the Company or any of its subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect); provided that, for purposes of such representation as to Federal, state, local or foreign law, rule or regulation, no representation is made herein with respect to any of the same applicable solely to the Purchaser and not to the Company. The business of the Company is not being conducted in violation of any law, ordinance or regulations of any governmental entity, except for violations which either singly or in the aggregate do not and will not have a Material Adverse Effect. The Company is not required under Federal, state or local law, rule or regulation in the United States to obtain any consent, authorization or order of, or make any filing (other than any filing of a vote establishing a class or series of stock with the Massachusetts Secretary of State) or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Shares in accordance with the terms hereof (other than any SEC, NASD or state securities filings which may be required to be made by the Company subsequent to the Closing, and any registration statement which may be filed pursuant hereto); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) SEC Documents, Financial Statements. The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, except as set forth in Exhibit B, the Company has filed on a timely basis all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d), in addition to one or more registration statements and amendments thereto heretofore filed by the Company with the SEC under the Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "SEC Documents"). The Company directly or through its agent has delivered to the Purchaser true and complete copies of the SEC Documents except for the exhibits and incorporated documents. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement.

     Except as set forth in Exhibit B, as of their respective dates the SEC Documents complied in all material respects with the requirements of the Act or the Exchange Act as the case may be and the rules and regulations of the SEC promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such SEC Documents, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in Exhibit B, the financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

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

     (j) No General Solicitation. Neither the Company, nor any of its affiliates, or, to the best of its knowledge, any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Act) in connection with the offer or sale of the Shares.

     (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Shares under the Act.

     Section 3.1 Securities Compliance. The Company shall notify the SEC and NASD, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Shares, and the Common Stock issuable upon conversion thereof, to the Purchaser.

     Section 3.2 Registration and Listing. Until. at least two (2) years after all Shares have been converted into Registrable Securities, the Company will cause its Common Stock to continue to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under such Exchange Act, will comply with all requirements related to any registration statement filed pursuant to this Agreement and will not take any action or file any document (whether or not permitted by the Act or the Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Acts, except as permitted herein. Until at least two (2) years after all Shares have been converted into Common Stock the Company will take all action within its power to continue the listing or trading of its Common Stock on the NASDAQ Small Cap Market and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the NASD and NASDAQ. The covenants set forth in this Section 3.2 shall not be deemed to prohibit a merger, sale of all assets or other corporate reorganization if the entity surviving or succeeding to the Company is bound by this Agreement with respect to its securities issued in exchange for or in replacement of the Shares or Common Stock or the consideration received for or in replacement of the Shares or Common Stock is cash.

     Section 3.3 Right of First Refusal and Most-Favored-Nation Clause. If at any time during the period beginning on the fifth (5th) day prior to (but not including) the Closing Date and ending sixty (60) days immediately following the effective date of the Initial Registration, the Company proposes to issue Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, pursuant to an offering exempt from registration under the Act, the Company shall provide to Purchaser reasonable advance notice of all the terms of such proposed issuance. The Purchaser shall have the right to purchase or refuse to purchase all or any part of such securities proposed to be issued in such offering, and shall have at least seventy two (72) hours after receipt of such notice to review the terms of the proposed issuance.

     If the Company issues Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, at a time when any of the Shares remain outstanding, at an effective price per share of Common Stock which is lower than the conversion price of the Shares at that time, then the Company shall, within five (5) business days, deliver to each holder upon conversion an additional number of shares of Common Stock necessary to reduce the effective conversion price to such lower issue price. This Section shall not be applicable to issuances of Common Stock pursuant to (a) any business combination, acquisition transaction, stock or asset purchase undertaken by the Company or (b) any shareholder-approved option plan covering not more than 10% of the Company's outstanding stock.

     Section 4.1 Conditions Precedent to the Obligation of the Company to Sell the Shares. The obligation hereunder of the Company to issue and/or sell the Shares to the Purchaser is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Company at any time in its sole discretion.

     (a) Accuracy of the Purchaser's Representations and Warranting. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Purchaser. The Purchaser shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Purchaser at or prior to the Closing.

     (c) No Injunction. No statute, rule, regulation. executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (d) Legal action. No legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement.

     (e) Execution. The Purchaser shall have executed this Agreement, and delivered such Agreement to the Company.

     (f) Purchase Price. The Purchaser shall have delivered the Purchase Price in accordance with Section 1.3(b) above.

     Section 4.2 Conditions Precedent to the Obligation of the Purchaser to Purchase the Shares. The obligation hereunder of the Purchaser to acquire and pay for the Shares is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Purchaser at any time in its sole discretion.

     (a) Accuracy of the Company's Representations and Warranties. The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Company. The Company shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Company at or prior to the Closing.

     (c) NASDAO. From the date hereof to the Closing Date, trading in the Company's Common Stock shall not have been suspended by the SEC or the NASDAQ Small Cap Market (except for any suspension of trading of limited duration agreed to between the Company and the NASDAQ Small Cap Market solely to permit dissemination of material information regarding the Company), and trading in securities generally as reported by NASDAQ shall not have been suspended or limited or minimum prices shall not have been established on securities whose trades are reported by NASDAQ.

     (d) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (e) Opinion of Counsel Etc. The Purchaser shall have received before or at the Closing an opinion of counsel to the Company (covering, without limitation, such of the matters set forth in Section 2.2(a) through (e)), as are in form and substance reasonably satisfactory to the Purchaser and its counsel, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

     (f) Execution. The Company shall have executed this Agreement, and delivered such Agreement to the Purchaser.

     Section 5.1 Legend on Stock. Each certificate representing the Shares and, if necessary, Common Stock issued upon conversion thereof, shall be stamped or otherwise imprinted with a legend substantially in the following form:

THESE SECURITIES [AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF] HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAW OR, IN THE OPINION OF COUNSEL, REGISTRATION UNDER SUCH ACT OR APPLICABLE STATE SECURITIES LAW IS NOT REQUIRED IN CONNECTION WITH SUCH SALE OR OFFER, AND SUCH OPINION IS REASONABLY SATISFACTORY TO THE COMPANY.

     The Company agrees to reissue certificates representing the Shares or, if applicable, the Common Stock issued upon conversion thereof, without the legend set forth above at such time as (a) the holder thereof is permitted to dispose of such Shares (or securities issued upon conversion thereof) pursuant to Rule 144(k) under the Act, (b) the securities are sold to a purchaser or purchasers who (in the opinion of counsel to such holders, in form and substance reasonably satisfactory to the Company and its counsel) are able to dispose of such securities publicly without registration under the Act, or (iii) such securities are registered under the Act

     Section 6.1 Termination by Mutual Consent. This Agreement may be terminated at any time prior to the Closing by the mutual written consent of the Company, and the Purchaser.

     Section 6.2 Other Termination. This Agreement may be terminated by action of the Board of Directors or other governing body of the Purchaser or the Company at any time if the Closing shall not have been consummated by the fifth
(5th) business day following the date of this Agreement, provided that the party seeking to terminate the Agreement is not in breach of the Agreement.

     Section 6.3 Automatic Termination. This Agreement shall automatically terminate without any further action of either party hereto if the Closing shall not have occurred by the seventh (7th) business day following the date of this Agreement, provided, however, that any such termination shall not terminate the liability of any party which is then in breach of the Agreement.

     Section 7.1 Fees and Expenses. Except as otherwise set forth in Section 1.4 hereof with respect to the registration of Registrable Securities, the Company shall pay the fees, commissions and expenses of its advisers, brokers, finders, counsel, accountants and other experts, if any, and all other expenses associated therewith, and shall on the Closing Date reimburse ProFutures Special Equities Fund, L.P. up to $5,000 for fees and expenses of its counsel in connection with the preparation, negotiation and coordination of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Shares and Common Stock pursuant hereto.

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

     (b) The Company and the Purchaser each (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in the State of Texas for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. The Company and the Purchaser each consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this paragraph shall affect or limit any right to serve process in any other manner permitted by law.

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

     Section 7.4 Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be effective (a) upon hand delivery or delivery by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second (2nd) business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.

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

     Section 7.8 Survival. The representations and warranties of the Company and the Purchaser contained in herein and the agreements and covenants set forth in Sections 1.1 through 1.5, 3.1 through 3.3 and 7.1 through 7.16 shall survive the Closing for a period of two (2) years.

     Section 7.9 Publicity. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser without its consent, unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     Section 7.10 NASDAO. The term "NASDAQ" or "NASDAQ Small Cap Market" herein refers to the principal market on which the Common Stock of the Company is traded. If the Common Stock is listed on a securities exchange. or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" or "NASDAQ Small Cap Market" shall be deemed to refer to such exchange or other principal market.

     Section 7.11 Acceptance. Execution and delivery of this Agreement shall constitute an offer to purchase the Shares, which offer, unless previously revoked by the Purchaser, may be accepted or rejected by the Company, in its sole discretion for any cause or for no cause and without liability to the Purchaser. The Company shall indicate acceptance of this Agreement by signing as indicated on the signature page hereof.

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

     Section 7.14 Counterparts. This Agreement may be signed in multiple counterparts, which counterparts shall constitute one and the same original instrument.

     Section 7.15 Severability. If any portion of this Agreement shall be held illegal, unenforceable, void or voidable by any court each of the remaining terms hereof shall nevertheless remain in full force and effect as a separate contract.

     Section 7.16 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.




   [This space has been left blank intentionally. The signature page follows.]

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $500,000 (500 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         26,315 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      ProFutures Special Equities Fund, L.P.

Address of Purchaser:   % ProFutures Fund Management, Inc.
                        1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      74-2786952

Signature of Purchaser:                              Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ProFutures Special Equities Fund, L.P.
                 By ProFutures Fund Management, Inc., a General Partner


By:  ______________________________________
          (Signature)

Name:      /s/ Gary D. Halbert
Title:         President

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $150,000 (150 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         7,890 shares

The exact name(s)(Including correct,legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Gary D. Halbert

Address of Purchaser:   1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ Gary D. Halbert
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  _______________________________________

By:  ______________________________________
          (Signature)

Name:     ____________________________________________
Title:    ____________________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $100,000 (100 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         5,260 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      John F. Mauldin

Address of Purchaser:   1000 Ballpark in Arlington - Suite 216
                        Arlington, TX  76011

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ John F. Mauldin
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ________________________________


By:  ______________________________________
          (Signature)

Name:     _________________________________
Title:    _________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $200,000 (200 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         10,525 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Augustine Fund, L.P.

Address of Purchaser:   141 West Jackson Boulevard - Suite 2182
                        Chicago, IL  60604

Social Security or IRS Employer Identification Number(s):

      36-418-6782

Signature of Purchaser:                                  Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  Augustine Fund, L.P.
            By Augustine Capital Management, Inc., the General Partner

By:  ______________________________________
          (Signature)

Name:      /s/ Thomas Duszynski
Title:         Chief Operating Officer

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name: /s/ Bruce A. Shear
Title:    President

                                   SCHEDULE I

                                    PHC, INC.

                 RESOLUTIONS ESTABLISHING RIGHTS AND PREFERENCES
                    FOR SERIES B CONVERTIBLE PREFERRED STOCK

     RESOLVED, that there shall be a series of shares of the Corporation designated "Series B Convertible Preferred Stock"; that the number of shares of such series shall be 1,000, that the Corporation issue such shares, and that the rights and preferences of such series (the "6% Preferred") and the limitations or restrictions thereon, shall be as set forth herein.

     The following terms and conditions shall be adopted and incorporated by reference into the foregoing resolutions as if fully set forth therein:

     1. Dividends.

     (a) The holders of the 6% Preferred shall be entitled to receive out of any assets legally available therefor cumulative dividends at the rate of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment of any dividend on the Common Stock or any other class or series of stock of the Corporation. Such dividends shall accrue on any given share from the day of original issuance of such share and shall accrue from day to day whether or not earned or declared. If at any time dividends on the outstanding 6% Preferred at the rate set forth above shall not have been paid or declared and set apart for payment with respect to all preceding periods, the amount of the deficiency shall be fully paid or declared and set apart for payment, but without interest, before any distribution, whether by way of dividend or otherwise, shall be declared or paid upon or set apart for the shares of any other class or series of stock of the Corporation.

     (b) Any dividend payable on a dividend payment date may be paid, at the option of the Corporation, either (i) in cash or (ii) in shares of 6% Preferred valued at $1,000 per share, if the Common Stock issuable upon conversion of such shares has been registered for resale under the Securities Act of 1933, as amended (the "Act"), and the registration statement including a current prospectus with respect thereto remains in effect at the date of delivery of such shares, and if the Corporation shall have given written notice of its intention to pay such dividend in stock to all holders of the 6% Preferred at least ten (10) days before the record date for such dividend.

     2. Liquidation Preference, Redemption.

     (a) In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the 6% Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of any other class or series of shares, the amount of $1,000 per share plus any accrued but unpaid dividends (the "Liquidation Preference").

     (b) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation (other than a sale or transfer to a wholly-owned subsidiary of the Corporation), shall, at the option of the holders of the 6% Preferred, be deemed a liquidation, dissolution or winding up within the meaning of this
Section 2 if the shares of stock of the Corporation outstanding immediately prior to such transaction represent immediately after such transaction less than a majority of the voting power of the surviving corporation (or of the acquirer of the Corporation's assets in the case of a sale of assets). Such option may be exercised by the vote or written consent of holders of a majority of the 6% Preferred at any time within thirty (30) days after written notice (which shall be given promptly) of the essential terms of such transaction shall have been given to the holders of the 6% Preferred in the manner provided by law for the giving of notice of meetings of shareholders.

     (c) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be redeemed after the date on which a registration statement under the Act ("Registration Statement") has been declared effective (the "effective date"); provided the Corporation has given notice of its intention to redeem to the holders of the 6% Preferred at least five (5) days prior to the redemption date. In addition, if any conversion of 6% Preferred, when aggregated with all prior conversions, will cause the Company to issue a number of shares of Common Stock which exceeds twenty percent (20%) of the shares of Common Stock then issued and outstanding, the Company shall redeem such number of shares of 6% Preferred as is necessary to limit such issuance of Common Stock to twenty percent (20%) of the shares of Common Stock then issued and outstanding, unless the Company has previously obtained stockholder approval to issue in excess of twenty percent (20%) of the shares of Common Stock then issued and outstanding. If a redemption will occur under either of the preceding sentences, on the redemption date, the Corporation shall pay such holders by cashiers check or wire transfer in immediately available funds the amount of $1,300 per share of 6% Preferred plus all accrued but unpaid dividends. Promptly thereafter, the holders shall surrender the certificate or certificates representing the 6% Preferred, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation.

     3. 6% Preferred - Forced Conversion.

     (a) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning one (1) year after the date of issuance, on at least twenty (20) days' advance notice, at a conversion price determined as set forth in Section 4 hereof (the "Conversion Price") as of the date specified in such notice (the "Conversion Date") and otherwise on the terms set forth in Section 4 hereof, provided, that the Corporation may not exercise such right of conversion unless (i) the Closing Price (last trade price) of the Common Stock as reported by NASDAQ for the twenty (20) consecutive trading days prior to the date the Conversion Notice is mailed has not on any day been less than one hundred forty percent (140%) of the last trade price of the Company's Common Stock on the day of Closing (subject to adjustment for stock dividends, stock splits and reverse stock splits), and (ii) the shares issuable upon conversion of the 6% Preferred are registered for resale by an effective Registration Statement which became effective not more than one hundred twenty (120) days after the date of issuance of the 6% Preferred, and a current prospectus meeting the requirements of Section 10 of the Act is available for delivery at the Conversion Date.

     (b) At least twenty (20) days prior to the Conversion Date, written notice (the "Conversion Notice") shall be mailed, first class postage prepaid, by the Corporation to each holder of record of the 6% Preferred, at the address last shown on the records of the Corporation for such holder, notifying such holder of the conversion which is to be effected, specifying the Conversion Date and calling upon each such holder to surrender to the Corporation, in the manner and at the place designated, a certificate or certificates representing the number of shares of 6% Preferred held by such holder. Subject to the provisions of the following subsection (c), on or after the Conversion Date, each holder of 6% Preferred shall surrender to the Corporation the certificate or certificates representing the shares of 6% Preferred owned by such holder as of the Conversion Date, in the manner and at the place designated in the Conversion Notice, and thereupon the shares issuable upon such conversion shall be delivered as provided in Section 4(b) hereof.

     (c) If, on the Conversion Date, the registration condition specified in clause (ii) of subsection (a) shall not be satisfied, then no shares shall be converted and the Conversion Notice shall be deemed to be withdrawn. In such event, any certificates for 6% Preferred which have been surrendered for conversion shall be returned to the persons surrendering the same; provided, however, that if a holder has received shares of Common Stock upon conversion of 6% Preferred after the Conversion Notice was given but before the Conversion Date, such holder may elect either to retain such Common Stock or rescind such conversion by tendering such shares of Common Stock to the Corporation.

     (d) On the second anniversary of the issuance of the 6% Preferred, all then outstanding shares of 6% Preferred shall be automatically converted into Common Stock at the Conversion Price and otherwise pursuant to the applicable provisions set forth in Section 4 hereof.

     4. 6% Preferred - Optional Conversion. The holders of the 6% Preferred shall have optional conversion rights as follows:

     (a) Right to Convert. At any time after the earlier of (i) the date on which a Registration Statement has been declared effective, or (ii) the close of business on the ninety first (91st) day following the date of issuance of the 6% Preferred, shares of 6% Preferred shall become convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Preference of the 6% Preferred determined pursuant to Section 2 hereof on the date the notice of conversion is given, by (B) the Conversion Price determined as hereinafter provided in effect on the applicable conversion date.

     (b) Mechanics of Conversion. To convert shares of 6% Preferred into shares of Common Stock, the holder shall give written notice to the Corporation (which notice may be given by facsimile transmission) that such holder elects to convert the shares and shall state therein date of the conversion, the number of shares to be converted and the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. Promptly thereafter, the holder shall surrender the certificate or certificates representing the shares to be converted, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation; provided that the holder shall not be required to deliver the certificates representing such shares if the holder is waiting to receive all or part of such certificates from the Corporation. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such holder, against delivery of the certificates representing the shares which have been converted, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. The notice of conversion may be given by a holder at any time during the day up to 5:00 p.m. Boston, Massachusetts time and such conversion shall be deemed to have been made immediately prior to the close of business on the date such notice of conversion is given (a "conversion date"). The person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock at the close of business on such date.

     (c) Conversion, Redemption and Note Delivery Required. The Corporation acknowledges and understands that a delay in the issuance of the Common Stock upon conversion or pursuant to a redemption according to the provisions hereof, or a delay in delivering the Promissory Note set forth in Subsection (d) hereof, could result in economic loss to the holders of the 6% Preferred. As compensation to any holder when the Corporation has failed with respect to such holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day plus an amount equal to: (i) two percent (2%) of the total Purchase Price of Shares for the first thirty (30) day period after the date on which the Common Stock should have been issued by the Corporation (i.e., the end of the three (3) business day period described in Subsection (b)), shares of 6% Preferred redeemed by the Corporation or Promissory Note delivered to holder (i.e., the end of the three (3) business day period described in Subsection (d)), as applicable; plus (ii) an amount equal to three percent (3%) of the total Purchase Price of Shares for each subsequent thirty (30) day period thereafter. Amounts payable shall be pro-rated daily as to a periods of less than thirty
(30) days. Such amounts shall be paid to the holder at the end of each month in which such amounts have accrued. Payment shall be made immediately by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the holder. Each holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and. to enforce specifically the terms and provisions hereof, this being, in addition to any other remedy to which a holder may be entitled by law or equity.

     (d) Determination of Conversion Price:

     (i )The "Conversion Price" for purposes of hereof shall be equal to eighty percent (80%) of the average of the closing bid prices of the Common Stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date); provided, however, that in no event may the Conversion Price be more than three dollars and twenty cents ($3.20) (the "Maximum Conversion Price") or less than an amount equal to the closing bid price per share of the Common Stock on the date of issuance minus fifty cents ($0.50) (the "Minimum Conversion Price"). If, but for this Section 4(d)(i), the Conversion Price would have been below Minimum Conversion Price, the Company shall pay the holder by delivering to holder a Promissory Note, the form which has been delivered to the Corporation and is incorporated herein by reference, bearing the principal amount equal to the difference between (A) the number of shares of Common Stock that would have been issued at the amount the Conversion Price would have been but for this Section 4(d)(i) multiplied by 100% of the closing bid price of the Common Stock on the conversion date as determined in accordance with the Subsection (d) (the latter amount being referred to herein as the "Conversion Date Price"), minus (B) the number of shares of Common Stock actually issued pursuant to the conversion multiplied by the Conversion Date Price. Such Promissory Note shall be delivered to holder by the third (3rd) day following the applicable conversion date.

     (ii) The "closing bid price" of the Common Stock on a trading day shall be the closing bid price of the Common Stock on the NASDAQ Small Cap Market or any other principal securities price quotation system or market on which prices of the Common Stock are reported. The term "trading day" means a day on which trading is reported on the principal quotation system or market on which prices of the Common Stock are reported.

     (iii) If, during the period of consecutive trading days provided for above, the Corporation shall declare or pay any dividend on the Common Stock payable in Common Stock or in rights to acquire Common Stock, or shall effect a stock split or reverse stock split, or a combination, consolidation or reclassification of the Common Stock, the Conversion Price, Maximum Conversion Price and Minimum Conversion Price shall be proportionately decreased or increased, as appropriate, to give effect to such event.

     (e) Distributions. If the Corporation shall at any time or from time to time make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation or any of its subsidiaries other than additional shares of Common Stock, then in each such event provision shall be made so that the holders of 6% Preferred shall receive, upon the conversion thereof, the securities of the Corporation which they would have received had they been the owners on the date of such event of the number of shares of Common Stock issuable to them upon conversion.

     (f) Certificates as to Adjustments. Upon the occurrence of any adjustment or readjustment of the Conversion Price, the Maximum Conversion Price and Minimum Conversion Price pursuant to this Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and cause the independent public accountants regularly employed to audit the financial statements of the Corporation to verify such computation and prepare and furnish to each holder of 6% Preferred a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of 6%. Preferred, furnish or cause to be furnished to such holder a like certificate prepared by the Corporation setting forth (i) such adjustments and readjustments, and (ii) the number of other securities and the amount, if any, of other property which at the time would be received upon the conversion of 6% Preferred with respect to each share of Common Stock received upon such conversion.

     (g) Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any security or right convertible into or entitling the holder thereof to receive additional shares of Common Stock, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Corporation shall mail to each holder of 6% Preferred at least ten (10) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution, security or right and the amount and character of such dividend, distribution, security or right.

     (h) Issue Taxes. The Corporation shall pay any and all issue and other taxes, excluding any income, franchise or similar taxes, that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of shares of 6% Preferred pursuant hereto; provided, however, that the Corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

     (i) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the 6% Preferred, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 6% Preferred, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 6% Preferred, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain any requisite shareholder approval.

     (j) Fractional Shares. No fractional shares shall be issued upon the conversion of any share or shares of 6% Preferred. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of 6% Preferred by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors of the Corporation or an authorized Committee thereof).

     (k) Notices. Any notice required by the provisions of this Section to be given to the holders of shares of 6% Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at its address appearing on the books of the Corporation.

     (1) Reorganization or Merger. In case of any reorganization or any reclassification of the capital stock of the Corporation or any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Corporation to any other person (other than a sale or transfer to a wholly owned subsidiary of the Corporation), and the holders of 6% Preferred do not elect to treat such transaction as a liquidation, dissolution or winding up as provided in Section 2 hereof, then, as part of such reorganization, consolidation, merger or sale, provision shall be made so that each share of 6% Preferred shall thereafter be convertible into the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of Common Stock deliverable upon conversion of such share of 6% Preferred would have been entitled upon the record date of (or date of, if no record date is fixed) such event and, in any case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the 6% Preferred, to the end that the provisions set forth herein shall thereafter be applicable, as nearly as equivalent as is practicable, in relation to any shares of stock or the securities or property (including cash) thereafter deliverable upon the conversion of the shares of 6% Preferred.

     5. Re-issuance of Certificates. In the event of a conversion (or, if applicable, redemption) of 6% Preferred in which less than all of the shares of 6% Preferred of a particular certificate are converted or redeemed, as the case may be, the Corporation shall promptly without delay cause to be issued and delivered to the holder of such certificate, a certificate representing the remaining shares of 6% Preferred which have not been so converted or redeemed.

     6. Other Provisions. For all purposes of this Resolution, the term "date of issuance" and the terms "Closing" or "Closing Date" shall mean the day on which shares of the 6% Preferred are first issued by the Corporation. Any provision herein which conflicts with or violates any applicable usury law shall be deemed modified to the extent necessary to avoid such conflict or violation. The term "NASDAQ" herein refers to the principal market on which the Common Stock of the Corporation is traded. If the Common Stock is listed on a securities exchange, or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" shall be deemed to refer to such exchange or other principal market.

     7. Restrictions and Limitations. The Corporation shall not undertake the following actions without the consent of the holders of a majority of the 6%
Preferred: (i) modify its Articles of Organization or Bylaws so as to amend or change any of the rights, preferences, or privileges of the 6% Preferred, (ii) authorize or issue any other preferred equity security senior to or on a parity with the 6% Preferred as to dividends, liquidation preferences, conversion rights, redemption rights or other rights, preferences or privileges for a period of thirty (30) days after Closing, as applicable or (iii), purchase or otherwise acquire for value any Common Stock or other equity security of the Corporation either junior or senior to or on a parity with the 6% Preferred while there exists any arrearage in the payment of cumulative dividends hereunder other than redemptions of stock from terminating employees pursuant to contractual rights in favor of the Corporation.

     8. Voting Rights. Except as provided herein or as provided for by law, the 6% Preferred shall have no voting rights.

     9. Attorney's Fees. Any holder of 6% Preferred shall be entitled to recover from the Corporation the reasonable attorneys' fees and expenses incurred by such holder in connection with enforcement by such holder of any obligation of the Corporation hereunder.

     10. No Adverse Actions. The Corporation shall not in any manner, whether by amendment of the Articles of Organization (including, without limitation, any vote establishing a class or series of stock), merger, reorganization, recapitalization, consolidation, sales of assets, sale of stock tender offer, dissolution or otherwise, take any action, or permit any action to be taken, solely or primarily for the purpose of increasing the value of any class of stock of the Corporation if the effect of such action is to reduce the value or security of the 6% Preferred.

                     EXHIBIT A to the Subscription Agreement

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March ___, 1998

     1. Basic Terms. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the registered holder specified below or its registered assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase ______ ( ) (number to be pro-rated for a total of 50,000 share) shares of the Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

              Holder:



              Exercise   Price  per   share:   ______   Dollars   and   ______
              Cents ($     )per share

                               [This amount will be the Closing Bid Price of the
                                Corporation's Common Stock on the Issue Date]

     Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The Corporation represents and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and non-assessable and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant.

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the issue date. To exercise this Warrant, the Holder shall surrender this Warrant at the principal office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant. The principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to receive shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     4. Cashless Exercise.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

     If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number an kind of securities or other property purchasable under this Warrant resulting from the event and settin forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until, and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant.All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  ________________________________
                                                 Authorized Officer


                                       Printed Name:  _______________________
                                       Title:  ______________________________

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________________
       ________________________________
                 Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________         ____________________________________
                                            Signature

      Incorporated by Reference into the Resolutions Establishing Right and
              Preferences for Series B Convertible Preferred Stock.


                          PROMISSORY NOTE (the "Note")



Date:  __________________,  ________________________

Maker: PHC, Inc.

Maker's Mailing Address:     200 Lake Street -- Suite 102
                             Peabody, Massachusetts 01960

Payee:

Place for Payment:

Principal Amount: $_________________________________

Annual Interest Rate on Unpaid Principal From Date: Eight percent (8%).

Annual Past Due  Interest  Rate on Unpaid  Principal  from  Maturity to Payment:
Fifteen percent (15%).

Terms of Payment: Principal and interest shall be due and payable in six (6) equal consecutive monthly payments of $ ________________ (based on a six (6) month amortization) with the first payment being due and payable on the first day of _____________________.

The Maker promises to pay to the order of Payee at the place for payment and according to the terms of payment the outstanding principal and accrued interest at the rates stated above. All unpaid amounts owing on this Note shall be due by the final scheduled payment date of ________________________.

Additional Provisions:

If Maker defaults in the payment of this Note, or in any instrument securing or collateral to it, then Payee may declare the unpaid principal balance of this Note and all accrued interest immediately due and payable. Maker and each surety, endorser, and guarantor or other party liable for the payment of any sums of money payable on this Note severally waive all demands for payment, presentations for payment, notices of dishonor, notices of intention to accelerate maturity, notices of acceleration of maturity, protests, and notices of protest, to the extent permitted by law.

     If this Note or any instrument securing or collateral to it is given to an attorney for collection or enforcement. or if suit is brought for collection or enforcement or if it is collected or enforced through probate, bankruptcy, or other judicial proceedings then Maker shall pay Payee all costs of collection and enforcement, including reasonable attorneys fees and court costs, in addition to other amounts due.


                           PHC. INC., PROMISSORY NOTE
Page 1

     Interest that may be contracted for, taken, reserved, charged or received under law; any interest in excess of that maximum amount shall be credited on the principal of the debt or, if that has been paid, refunded. On any acceleration or required or permitted prepayment, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal of the debt or, if the principal of the debt has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the debt.

     When the context requires, singular nouns and pronouns include the plural.

     This Note is to be governed and construed in accordance with the laws of the State of Texas.

     MAKER, FOR GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, (I) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT AND OTHER COURTS OF THE UNITED STATES SITTING IN TEXAS FOR THE PURPOSES OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT AND (ii) HEREBY WAIVES, AND AGREES NOT TO ASSERT IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER. MAKER CONSENTS TO PROCESS BEING SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING BY MAILING A COPY THEREOF TO MAKER AT ITS MAIN BUSINESS OFFICE AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE GOOD AND SUFFICIENT SERVICE OF PROCESS AND NOTICE THEREOF. NOTHING IN THIS PARAGRAPH SHALL AFFECT OR LIMIT ANY RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW.

     Executed as of date first above written.

                  PHC Inc., a Massachusetts corporation

                  By:  _______________________________________
                  Name of
                  Authorized Officer:  __________________________
                  Title:  ______________________________________








                           PHC. INC., PROMISSORY NOTE
Page 2

                     EXHIBIT B to the Subscription Agreement

Section 2.2(a): PHC, Inc. Subsidiaries:

PHC of Utah, Inc.                       Pioneer Counseling of Virginia, Inc.
D/B/A Highland Ridge Hospital           (80% Owned)
4578 Highland Drive                     D/B/A Pioneer Counseling of Virginia
Salt Lake City, UT 94117                D/B/A Counseling Associates of Virginia
                                        400 East Burwell street
                                        Salem, VA 24153

PHC of Virginia, Inc.                   PHC of Kansas, Inc.
D/B/A Mount Regis Center                D/B/A Total Concept EAP
D/B/A Changes                           7451 Szwitzer, Suite 101
405 Kimball Avenue                      Shawnee Mission, KS 66203
Salem, VA 24153

Quality Care Centers of Mass, Inc.      PHC of California, Inc.
D/B/A Franvale Nursing & Rehab Center   D/B/A Marin Grove
20 Pond Street                          42 Grove Street
Braintree, MA 02194                     San Rafael, CA 94901

PHC of Nevada, Inc.                     Professional Health Associates
D/B/A Harmony Healthcare                94-19 59 Avenue
2340 Paseo del Prado, Bldg.D           Elmhum NY 11373
Las Vegas, NV 89102

Northpoint - Pioneer, Inc.              STL, Inc.
D/B/A Pioneer Counseling Center         200 Lake Street
31700 W. 13 Mile; Suite 201             Suite 102
Farmington Hills, MI 48334              Peabody, MA 0 1960

BSC-NY, Inc.                            Harmony Behavioral Health
D/B/A Behavioral Stress Center          2340 Paseo del Prado, Bldg.D
94-19 59 Avenue                         Las Vegas, NV 89102
Elmhurst, NY 11373

PHC of Michigan, Inc.                   PHC of Rhode island, Inc.
D/B/A Harbor Oaks Hospital              D/B/A Good Hope Center
35031 23 Mile Road                      P.O. Box 1491
New Baltimore, MI 48047                 Coventry, RI 02816-0029

                               EXHIBIT B (cont'd.)
     Section 2.2(f):

     The Company failed to file two years' of audited financial statements for Behavioral Stress Centers, Inc. and Clinical Diagnostics and Clinical Associates, as described in the December 18, 1996 letter from Choate, Hall & Stewart to Mr. Robert Bayless of the Securities and Exchange Commission.

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns "Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Twenty Six Thousand Three Hundred Fifteen (26,315) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

     Holder: ProFutures Special Equities Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporations Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.


     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at he end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant,. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)

For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________             _____________________________________
                                               Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________          __________________________________
                                                Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Seven Thousand Eight Hundred Ninety (7,890) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

         Holder:                                Gary D. Halbert


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock s at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA", the average of the daily market prices of such stock on the ten
(10) trading days immediately preceeding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restriction s on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement hall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee: ____________________________________________

Address:  ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________       ________________________________
                                         Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________________
       __________________________________
                  Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Five Thousand Two Hundred Sixty (5,260) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:      John F. Mauldin


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. he Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted t be given to the Holder shall be in writing and shall be given by first class mail, postage repaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:
Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  _________________________         _____________________________________
                                             Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________         ____________________________________
                                          Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.
                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Ten Thousand Five Hundred Twenty Five (10,525) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:                                 Augustine Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.
                                      - 2 -

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of
1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.




                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________                 ________________________________
                                                Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________              _________________________________
                                                 Signature

Exhibit 10.133

                            ASSET PURCHASE AGREEMENT


     This Asset Purchase Agreement is made and entered into as of the 2nd day of February, 1998, by and between Lexington Healthcare Group, Inc., a Delaware corporation having its principal place of business at 35 Park Place, New Britain, Connecticut 06052 (together with its successors and assigns hereinafter collectively referred to as the "Buyer"), and Quality Care Centers of Massachusetts, a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 (together with its successors and assigns hereinafter collectively referred to as the "Seller").

                              W I T N E S S E T H:

     WHEREAS, the Seller owns and leases certain assets in connection with, and operates the 128-bed licensed skilled nursing care facility known as, Franvale Nursing and Rehabilitation Center at 20 Pond Street, Braintree, Massachusetts 02184 (the "Facility"); and

     WHEREAS, the Buyer desires to acquire from the Seller, and the Seller desires to sell to the Buyer, certain of the assets of the Seller used in connection with the operation of the Facility, all upon Exhibit 4.28


                             SUBSCRIPTION AGREEMENT

                                    PHC, INC.


THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION AGREEMENT (AS IT MAY BE AMENDED FROM TIME TO TIME, THE "AGREEMENT") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR UNDER THE APPLICABLE SECURITIES LAWS OF ANY STATE AND WILL BE OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THESE LAWS BY VIRTUE OF PHC, INC.'S INTENDED COMPLIANCE WITH SECTIONS 3(b), 4(2) AND 4(6) OF THE SECURITIES ACT, THE PROVISIONS OF REGULATION D UNDER SUCH ACT AND SIMILAR EXEMPTIONS UNDER STATE LAW. THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), ANY STATE SECURITIES COMMISSION OR ANY OTHER REGULATORY AUTHORITY. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

     The undersigned purchaser (hereafter, the "Purchaser") hereby offers to purchase certain Series B Convertible Preferred Stock (referred to herein as a "Share" or collectively as "Shares") of PHC, Inc. (the "Company"), a publicly held corporation formed under the laws of the Commonwealth of Massachusetts.
This offer to purchase may, for any reason whatsoever, be revoked by the Purchaser or rejected by the Company prior to acceptance of this offer by the Company.

     Section 1.1 Purchase and Sale of Shares. Upon the following terms and conditions, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company, the number of Shares indicated herein, which Shares shall have the rights, designations and preferences set forth in Schedule I hereto.

     Section 1.2 Purchase Price. The purchase price for the Shares (the "Purchase Price") shall be $1,000 per Share.

     Section 1.3 The Closing.

     (a) The closing of the purchase and sale of the Shares (the "Closing"), shall take place at the law offices of Arent, Fox, Kintner, Plotkin & Kahn, 1050 Connecticut Avenue, N.W., Washington, D.C. 20036, at 10:00 a.m., local Washington, D.C. time, on the later of the following: (i) the date on which the last to be fulfilled or waived of the conditions set forth in Section 4.1 and
4.2 hereof and applicable to the Closing shall be fulfilled or waived in accordance herewith, or (ii) such other time and place and/or on such other date as the Purchaser and the Company may agree. The date on which the Closing occurs is referred to herein as the "Closing Date."

     (b) On the Closing Date, the Company shall deliver to the Purchaser (i) a certificate representing the Shares registered in the name of the Purchaser or deposit such Shares into accounts designated by the Purchaser and (ii) the Warrant for the number of shares of the Company's Common Stock indicated herein, in the form attached hereto as Exhibit A, incorporated herein by reference. The Purchaser shall on the Closing Date deliver to the Company the Purchase Price for all the Shares by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Company. In addition, each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

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

     (ii) The term "Registrable Securities" means the shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock"), issuable upon conversion of shares of the Shares and upon exercise of the Warrant, or upon conversion of any other stock issued in payment of dividends on the Shares or otherwise issuable pursuant to this Agreement or the provisions of Schedule I hereto, and any securities of the Company or securities of any successor corporation issued as, or issuable upon the conversion or exercise of any warrant right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the Shares.

     (iii) The term "holder of Registrable Securities" means the Purchaser and any permitted assignee of registration rights pursuant to Section 1.4(h).

     (b) (i) The Company shall as soon as possible file a registration statement on Form SB-2 or Form S-3 covering at least 200% of the number of Registrable Securities which would then be issuable upon conversion of the Shares at the conversion price then in effect, and shall use its best efforts to cause such registration statement to become effective on or before ninety (90) days after the Closing Date (the "Initial Registration"). In the event such registration is not so declared effective or does not include all Registrable Securities, a holder of Registrable Securities shall have the right to require by notice in writing that the Company register all or any part of the Registrable Securities held by such holder (a "Demand Registration") and the Company shall thereupon effect such registration in accordance herewith (which may include adding such shares to an existing shelf registration). The parties agree that if the holder of Registrable Securities demands registration of less than all of the Registrable Securities, the Company, at its option, may nevertheless file a registration statement covering all of the Registrable Securities. If such registration statement is declared effective with respect to all Registrable Securities and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4, the demand registration rights granted pursuant to this Subsection (b)(i) shall cease. If such registration statement is not declared effective with respect to all Registrable Securities or if the Company is not in compliance with such obligations, the demand registration rights described herein shall remain in effect.

     (ii) The Company shall not be obligated to effect a Demand Registration under Subsection (b)(i) above: (A) if all of the Registrable Securities held by the holder of Registrable Securities which are demanded to be covered by the Demand Registration are, at the time of such demand, included in an effective registration statement and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4; (B) if all of the Registrable Securities may be sold under Rule 144(k) of the Act and the Company's transfer agent has accepted an instruction from the Company to such effect; or (C) at any time after two (2) years from the Closing Date.

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

     (iv) (A) If the Company is advised by the SEC that a registration statement filed hereunder is subject to a "no-review" and such registration statement is not declared effective within five (5) business days thereafter (an
"Acceleration Date") or, irrespective of the SEC review, a registration statement is not declared effective by the ninety first (91st) day after the Closing Date (the "Target Date"), the Company shall pay Purchaser as liquidated damages an amount equal to two percent (2%) of the total Purchase Price of the Shares for each thirty (30) day period following the earlier of the Acceleration Date or Target Date, as applicable, until such time as the registration statement is declared effective; provided, however, that such damages shall not be payable if the failure to meet the Acceleration Date or Target Date, as applicable, is due to action or inaction by Purchaser with respect to providing information for the registration statement. The payment set forth above shall be pro-rated daily as to any period of less than thirty (30) days. Such payment shall be made to the Purchaser either (I) by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser or (II) in Shares, the number of which shall be equal to the amount due under this Subsection divided by $1,000 per Share. The foregoing amount shall be paid irrespective of the amount of Registrable Securities then held by Purchaser.

     (B) If, following effectiveness of a registration, either the effectiveness of the registration statement is suspended or a current prospectus meeting the requirements of Section 10 of the Act is not available for delivery by the Purchaser (either referred to herein as a "suspension"), the Company shall thereupon pay to Purchaser as liquidated damages an amount equal to two percent (2%) of the Purchase Price of the Shares for each thirty (30) day period of the suspension. The payment set forth above shall be pro-rated daily as to periods of less than thirty (30) days. Such payment shall be made to the Purchaser by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser, and shall be paid irrespective of the amount of Registrable Securities held by Purchaser on or after the date following the suspension.

     (C) Any amount payable pursuant to the foregoing provisions of this Subsection (iv) shall be delivered on or before the fifth (5th) day following the end of the calendar month in which such payment obligation arose. The "Purchase Price" of Registrable Securities shall be (1) if derived from conversion or substitution of Shares, the Purchase Price of the Shares, and (2) if received in satisfaction of a Company obligation, the dollar amount of such obligation.

     (D) This Subsection is in addition to the provisions of Section 7.2(a) hereof.

     (c) If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Purchaser) any of its stock or other securities under the Act in connection with a public offering of such securities (other than a registration on Form S-4, Form S-8 or other limited purpose form) and all Registrable Securities have not theretofore been included in a registration statement under Subsection (b) of this Section
1.4 which remains effective, the Company shall, at such time, promptly give all holders of Registrable Securities written notice of such registration. Upon the written request of any holder of Registrable Securities given within twenty (20) days after receipt of such notice by the holder of Registrable Securities, the Company shall use its best efforts to cause to be registered under the Act all Registrable Securities that such holder of Registrable Securities requests to be registered. However, the Company shall have no obligation under this Subsection
(c) if (i) the Registrable Securities may be sold without registration under Rule 144(k) and the Company's transfer agent has accepted an instruction from the Company to such effect, (ii) the Registration Statement is filed more than two (2) years after the Closing Date, or (iii) to the extent that, with respect to any underwritten offering initiated by the Company later than one calendar year following the Closing, the managing underwriter of such offering reasonably notifies such holder(s) in writing of its determination that the Registrable Securities or a portion thereof shall be excluded therefrom.

     (d) Whenever  required under this Section 1.4 to effect the registration of
any  Registrable   Securities   including,   without  limitation,   the  Initial
Registration, the Company shall, as expeditiously as reasonably possible:

     (i) Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration to become effective as provided in Section 1.4(b)(i), and keep such registration statement effective for so long as any holder of Registrable Securities desires to dispose of the securities covered by such registration statement; provided, however, that in no event shall the Company be required to keep the Registration Statement effective for a period greater than two (2) years from the Closing Date;

     (ii) Respond to comments made by the SEC with respect to a registration statement filed pursuant to this Agreement within ten (10) business days after the date of the comment letter, and prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement and notify the holders of the filing and effectiveness of such Registration Statement and any amendments or supplements;

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

     (viii) Make available for inspection by the holder of Registrable Securities, upon request, all SEC Documents (as defined below) filed subsequent to the Closing and require the Company's officers, directors and employees to supply all information reasonably requested by any holder of Registrable Securities in connection with such registration statement: and

     (ix) Furnish to each holder of Registrable Securities prompt notice of the commencement of any stop-order proceedings under the Act, together with copies of all documents in connection therewith, and use its best efforts to obtain withdrawal of any such stop order as soon as possible.

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

     (iii) Promptly after receipt by any indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against another party (the "indemnifying party") hereunder, notify such party in writing thereof, but the omission so to notify such party shall not relieve such party from any Liability which it may have to the indemnified party other than under this Section and shall only relieve it from any Liability which it may have to the indemnified party under this section if and to the extent an indemnifying party is materially prejudiced by such omission. In case any such action shall be brought against any indemnified party and such indemnified party shall notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to the indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to the indemnified party under this section for any legal expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided however, that if the defendants in any such action include both parties and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to them which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of one such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred.

     (g) (i) With respect to the inclusion of Registrable Securities in a registration statement pursuant to Subsections (b) or (c), all fees, costs and expenses of and incidental to such registration, inclusion and public offering shall be borne by the Company, provided, however, that any securityholders participating in such registration shall bear their pro-rata share of the underwriting discounts and commissions, if any, incurred by them in connection with such registration.

     (ii) The fees, costs and expenses of registration to be borne by the Company as provided in this Subsection shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, and all legal fees and disbursements and other expenses of complying with state securities or Blue Sky laws of any jurisdiction or jurisdictions in which securities to be offered are to be registered and qualified. Subject to appropriate agreements as to confidentiality, the Company shall make available to the holders of Registrable Securities and their counsel its documents and personnel for due diligence purposes. Except as otherwise provided herein, fees and disbursements of counsel and accountants for the selling security holders shall be borne by the respective selling security holders.

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

     Section 1.5 Company Standoff, Except in a corporate reorganization, business combination, stock or asset purchase, merger or consolidation, under existing employee stock incentive or purchase plans or pursuant to this Agreement, the Company shall not for its own account effect any public sale or distribution of any securities similar to the Registrable Securities or any securities exercisable for or convertible or changeable into the Registrable Securities during the thirty (30) days prior to, and during the sixty (60) days immediately following, the effective date of any registration statement filed or amended pursuant to Section 1.4(b); provided, however, that the Company may effect such public sale or distribution during the sixty (60) days immediately following the effective date of such registration statement if such sale or distribution of securities is at a price equal to or greater than 125% of the last trade price of the Company's Common Stock on the day of Closing.

     Section 2.1 Representations and Warranties of the Purchaser. The Purchaser makes the following representations and warranties to the Company.

     (a) Accredited Investor. The Purchaser is an "accredited investor", as such term is defined in Rule 50 1 (a) of Regulation D, promulgated under the Act.

     (b) Speculative Investment. The Purchaser is aware that an investment in the Shares is highly speculative and subject to substantial risks. The Purchaser is capable of bearing the high degree of economic risk and the burden of this venture, including, but not limited to, the possibility of complete loss of the Purchaser's investment in the Shares and underlying Common Stock which make liquidation of this investment impossible for the indefinite future.

     (c) Disposition. The Purchaser understands that (i) except as provided for in Section 1.4, the Shares and underlying Common Stock of the Company (the "Securities"), have not been and are not being registered under the Securities Act or any applicable state securities laws, and may not be transferred unless
(A) subsequently registered thereunder, or (B) the Securities may be sold or transferred pursuant to an exemption from securities registration under the Securities Act and any applicable state securities laws or (C) sold pursuant to Rule 144, promulgated under the Securities Act (or any successor Rule), or (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of such Rule and further, if such Rule is not applicable, any resale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the Securities Act) may require compliance with another exemption under the Securities Act or the rules of the SEC thereunder. Notwithstanding any provision to the contrary contained herein, a holder may pledge such Securities as collateral for a revolving credit note pursuant to a loan and security agreement with a lending institution.

     (d) Privately Offered. The offer to acquire the Shares was directly communicated to the Purchaser in such manner that the Purchaser was able to ask questions of and receive answers concerning the terms and conditions of this transaction. At no time was the Purchaser presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising.

     (e) Purchase for Investment, The Securities are being acquired solely for the Purchaser's own account, for investment, and are not being purchased with view to the resale, distribution, subdivision or fractionalization thereof without proper registration with applicable securities administrators.

     Section 2.2 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

     (a) Organizations and Qualifications. The Company is a corporation duly incorporated and existing in good standing under the laws of the Commonwealth of Massachusetts and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries except as listed in Exhibit B, attached hereto and incorporated herein by reference. The Company and each such subsidiary, if any, is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary other than those in which the failure so to qualify would not have a Material Adverse Effect. "Material Adverse Effect", for purposes of this Agreement, means any adverse effect on the business operations, properties, prospects, or financial condition of the entity with respect to which such term is used and which is material to such entity and other entities controlled by such entity taken as a whole.

     (b) Authorizations Enforcement. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue the Shares and Registrable Securities in accordance with the terms hereof, (ii) the execution and delivery of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Company or its Board of Directors or stockholders is required, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditor' rights and remedies or by other equitable principles of general application) and (v) prior to the Closing Date, any necessary Certificate of Amendment to the Company's Charter authorizing Company to issue all of the Shares and Registerable Securities, in accordance with Schedule 1, will have been filed with the Massachusetts Secretary of State and will be in full force and effect enforceable against the Company in accordance with the terms of such amended Charter.

     (c) Authorized Capital Rights or Commitments to Stock. The authorized capital stock of the Company consists of 22,200,000 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock; there are 4,704,956 shares of Common Stock issued and 730,292 shares of Class B Common Stock outstanding; there are no shares of such Preferred Stock issued and outstanding; and, upon issuance of the Shares in accordance with the terms hereof, there will be 4,704,956 shares of Class B Common Stock and 950 shares of such Preferred Stock issued and outstanding.

      All of the outstanding shares of the Company's Common Stock have been validly issued and are fully paid and nonassessable. Except as set forth in Exhibit B hereto or as described in the SEC Documents, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company, or contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of capital stock of the Company or options, warrants, scrip, rights to subscribe to, or commitments to purchase or acquire, any shares. or securities or rights convertible into shares, of capital stock of the Company. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Articles of Organization as in effect on the date hereof (the "Charter"), and the Company's By-Laws, as in effect on the date hereof (the "By-Laws").

     (d) Issuance of Shares. The issuance of the Shares has been duly authorized and, when paid for and issued in accordance with the terms hereof, the shall be validly issued, fully paid and non-assessable and entitled to the rights and preferences set forth in Schedule I hereto. The Common Stock issuable upon conversion of the Shares will be duly authorized and reserved for issuance and, upon conversion, will be validly issued, fully paid and non-assessable and the holders shall be entitled to all rights and preferences accorded to a holder of Common Stock.

     (e) No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby do not and will not (i) result in a violation of the Company's Charter or By-Laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any federal, state, local or foreign law, rule, regulation, order, judgment or decree (including Federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or assets of the Company or any of its subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect); provided that, for purposes of such representation as to Federal, state, local or foreign law, rule or regulation, no representation is made herein with respect to any of the same applicable solely to the Purchaser and not to the Company. The business of the Company is not being conducted in violation of any law, ordinance or regulations of any governmental entity, except for violations which either singly or in the aggregate do not and will not have a Material Adverse Effect. The Company is not required under Federal, state or local law, rule or regulation in the United States to obtain any consent, authorization or order of, or make any filing (other than any filing of a vote establishing a class or series of stock with the Massachusetts Secretary of State) or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Shares in accordance with the terms hereof (other than any SEC, NASD or state securities filings which may be required to be made by the Company subsequent to the Closing, and any registration statement which may be filed pursuant hereto); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) SEC Documents, Financial Statements. The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, except as set forth in Exhibit B, the Company has filed on a timely basis all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d), in addition to one or more registration statements and amendments thereto heretofore filed by the Company with the SEC under the Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "SEC Documents"). The Company directly or through its agent has delivered to the Purchaser true and complete copies of the SEC Documents except for the exhibits and incorporated documents. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement.

     Except as set forth in Exhibit B, as of their respective dates the SEC Documents complied in all material respects with the requirements of the Act or the Exchange Act as the case may be and the rules and regulations of the SEC promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such SEC Documents, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in Exhibit B, the financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

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

     (j) No General Solicitation. Neither the Company, nor any of its affiliates, or, to the best of its knowledge, any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Act) in connection with the offer or sale of the Shares.

     (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Shares under the Act.

     Section 3.1 Securities Compliance. The Company shall notify the SEC and NASD, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Shares, and the Common Stock issuable upon conversion thereof, to the Purchaser.

     Section 3.2 Registration and Listing. Until. at least two (2) years after all Shares have been converted into Registrable Securities, the Company will cause its Common Stock to continue to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under such Exchange Act, will comply with all requirements related to any registration statement filed pursuant to this Agreement and will not take any action or file any document (whether or not permitted by the Act or the Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Acts, except as permitted herein. Until at least two (2) years after all Shares have been converted into Common Stock the Company will take all action within its power to continue the listing or trading of its Common Stock on the NASDAQ Small Cap Market and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the NASD and NASDAQ. The covenants set forth in this Section 3.2 shall not be deemed to prohibit a merger, sale of all assets or other corporate reorganization if the entity surviving or succeeding to the Company is bound by this Agreement with respect to its securities issued in exchange for or in replacement of the Shares or Common Stock or the consideration received for or in replacement of the Shares or Common Stock is cash.

     Section 3.3 Right of First Refusal and Most-Favored-Nation Clause. If at any time during the period beginning on the fifth (5th) day prior to (but not including) the Closing Date and ending sixty (60) days immediately following the effective date of the Initial Registration, the Company proposes to issue Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, pursuant to an offering exempt from registration under the Act, the Company shall provide to Purchaser reasonable advance notice of all the terms of such proposed issuance. The Purchaser shall have the right to purchase or refuse to purchase all or any part of such securities proposed to be issued in such offering, and shall have at least seventy two (72) hours after receipt of such notice to review the terms of the proposed issuance.

     If the Company issues Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, at a time when any of the Shares remain outstanding, at an effective price per share of Common Stock which is lower than the conversion price of the Shares at that time, then the Company shall, within five (5) business days, deliver to each holder upon conversion an additional number of shares of Common Stock necessary to reduce the effective conversion price to such lower issue price. This Section shall not be applicable to issuances of Common Stock pursuant to (a) any business combination, acquisition transaction, stock or asset purchase undertaken by the Company or (b) any shareholder-approved option plan covering not more than 10% of the Company's outstanding stock.

     Section 4.1 Conditions Precedent to the Obligation of the Company to Sell the Shares. The obligation hereunder of the Company to issue and/or sell the Shares to the Purchaser is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Company at any time in its sole discretion.

     (a) Accuracy of the Purchaser's Representations and Warranting. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Purchaser. The Purchaser shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Purchaser at or prior to the Closing.

     (c) No Injunction. No statute, rule, regulation. executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (d) Legal action. No legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement.

     (e) Execution. The Purchaser shall have executed this Agreement, and delivered such Agreement to the Company.

     (f) Purchase Price. The Purchaser shall have delivered the Purchase Price in accordance with Section 1.3(b) above.

     Section 4.2 Conditions Precedent to the Obligation of the Purchaser to Purchase the Shares. The obligation hereunder of the Purchaser to acquire and pay for the Shares is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Purchaser at any time in its sole discretion.

     (a) Accuracy of the Company's Representations and Warranties. The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Company. The Company shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Company at or prior to the Closing.

     (c) NASDAO. From the date hereof to the Closing Date, trading in the Company's Common Stock shall not have been suspended by the SEC or the NASDAQ Small Cap Market (except for any suspension of trading of limited duration agreed to between the Company and the NASDAQ Small Cap Market solely to permit dissemination of material information regarding the Company), and trading in securities generally as reported by NASDAQ shall not have been suspended or limited or minimum prices shall not have been established on securities whose trades are reported by NASDAQ.

     (d) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (e) Opinion of Counsel Etc. The Purchaser shall have received before or at the Closing an opinion of counsel to the Company (covering, without limitation, such of the matters set forth in Section 2.2(a) through (e)), as are in form and substance reasonably satisfactory to the Purchaser and its counsel, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

     (f) Execution. The Company shall have executed this Agreement, and delivered such Agreement to the Purchaser.

     Section 5.1 Legend on Stock. Each certificate representing the Shares and, if necessary, Common Stock issued upon conversion thereof, shall be stamped or otherwise imprinted with a legend substantially in the following form:

THESE SECURITIES [AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF] HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAW OR, IN THE OPINION OF COUNSEL, REGISTRATION UNDER SUCH ACT OR APPLICABLE STATE SECURITIES LAW IS NOT REQUIRED IN CONNECTION WITH SUCH SALE OR OFFER, AND SUCH OPINION IS REASONABLY SATISFACTORY TO THE COMPANY.

     The Company agrees to reissue certificates representing the Shares or, if applicable, the Common Stock issued upon conversion thereof, without the legend set forth above at such time as (a) the holder thereof is permitted to dispose of such Shares (or securities issued upon conversion thereof) pursuant to Rule 144(k) under the Act, (b) the securities are sold to a purchaser or purchasers who (in the opinion of counsel to such holders, in form and substance reasonably satisfactory to the Company and its counsel) are able to dispose of such securities publicly without registration under the Act, or (iii) such securities are registered under the Act

     Section 6.1 Termination by Mutual Consent. This Agreement may be terminated at any time prior to the Closing by the mutual written consent of the Company, and the Purchaser.

     Section 6.2 Other Termination. This Agreement may be terminated by action of the Board of Directors or other governing body of the Purchaser or the Company at any time if the Closing shall not have been consummated by the fifth
(5th) business day following the date of this Agreement, provided that the party seeking to terminate the Agreement is not in breach of the Agreement.

     Section 6.3 Automatic Termination. This Agreement shall automatically terminate without any further action of either party hereto if the Closing shall not have occurred by the seventh (7th) business day following the date of this Agreement, provided, however, that any such termination shall not terminate the liability of any party which is then in breach of the Agreement.

     Section 7.1 Fees and Expenses. Except as otherwise set forth in Section 1.4 hereof with respect to the registration of Registrable Securities, the Company shall pay the fees, commissions and expenses of its advisers, brokers, finders, counsel, accountants and other experts, if any, and all other expenses associated therewith, and shall on the Closing Date reimburse ProFutures Special Equities Fund, L.P. up to $5,000 for fees and expenses of its counsel in connection with the preparation, negotiation and coordination of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Shares and Common Stock pursuant hereto.

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

     (b) The Company and the Purchaser each (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in the State of Texas for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. The Company and the Purchaser each consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this paragraph shall affect or limit any right to serve process in any other manner permitted by law.

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

     Section 7.4 Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be effective (a) upon hand delivery or delivery by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second (2nd) business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.

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

     Section 7.8 Survival. The representations and warranties of the Company and the Purchaser contained in herein and the agreements and covenants set forth in Sections 1.1 through 1.5, 3.1 through 3.3 and 7.1 through 7.16 shall survive the Closing for a period of two (2) years.

     Section 7.9 Publicity. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser without its consent, unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     Section 7.10 NASDAO. The term "NASDAQ" or "NASDAQ Small Cap Market" herein refers to the principal market on which the Common Stock of the Company is traded. If the Common Stock is listed on a securities exchange. or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" or "NASDAQ Small Cap Market" shall be deemed to refer to such exchange or other principal market.

     Section 7.11 Acceptance. Execution and delivery of this Agreement shall constitute an offer to purchase the Shares, which offer, unless previously revoked by the Purchaser, may be accepted or rejected by the Company, in its sole discretion for any cause or for no cause and without liability to the Purchaser. The Company shall indicate acceptance of this Agreement by signing as indicated on the signature page hereof.

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

     Section 7.14 Counterparts. This Agreement may be signed in multiple counterparts, which counterparts shall constitute one and the same original instrument.

     Section 7.15 Severability. If any portion of this Agreement shall be held illegal, unenforceable, void or voidable by any court each of the remaining terms hereof shall nevertheless remain in full force and effect as a separate contract.

     Section 7.16 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.




   [This space has been left blank intentionally. The signature page follows.]

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $500,000 (500 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         26,315 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      ProFutures Special Equities Fund, L.P.

Address of Purchaser:   % ProFutures Fund Management, Inc.
                        1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      74-2786952

Signature of Purchaser:                              Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ProFutures Special Equities Fund, L.P.
                 By ProFutures Fund Management, Inc., a General Partner


By:  ______________________________________
          (Signature)

Name:      /s/ Gary D. Halbert
Title:         President

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $150,000 (150 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         7,890 shares

The exact name(s)(Including correct,legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Gary D. Halbert

Address of Purchaser:   1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ Gary D. Halbert
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  _______________________________________

By:  ______________________________________
          (Signature)

Name:     ____________________________________________
Title:    ____________________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $100,000 (100 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         5,260 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      John F. Mauldin

Address of Purchaser:   1000 Ballpark in Arlington - Suite 216
                        Arlington, TX  76011

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ John F. Mauldin
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ________________________________


By:  ______________________________________
          (Signature)

Name:     _________________________________
Title:    _________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $200,000 (200 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         10,525 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Augustine Fund, L.P.

Address of Purchaser:   141 West Jackson Boulevard - Suite 2182
                        Chicago, IL  60604

Social Security or IRS Employer Identification Number(s):

      36-418-6782

Signature of Purchaser:                                  Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  Augustine Fund, L.P.
            By Augustine Capital Management, Inc., the General Partner

By:  ______________________________________
          (Signature)

Name:      /s/ Thomas Duszynski
Title:         Chief Operating Officer

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name: /s/ Bruce A. Shear
Title:    President

                                   SCHEDULE I

                                    PHC, INC.

                 RESOLUTIONS ESTABLISHING RIGHTS AND PREFERENCES
                    FOR SERIES B CONVERTIBLE PREFERRED STOCK

     RESOLVED, that there shall be a series of shares of the Corporation designated "Series B Convertible Preferred Stock"; that the number of shares of such series shall be 1,000, that the Corporation issue such shares, and that the rights and preferences of such series (the "6% Preferred") and the limitations or restrictions thereon, shall be as set forth herein.

     The following terms and conditions shall be adopted and incorporated by reference into the foregoing resolutions as if fully set forth therein:

     1. Dividends.

     (a) The holders of the 6% Preferred shall be entitled to receive out of any assets legally available therefor cumulative dividends at the rate of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment of any dividend on the Common Stock or any other class or series of stock of the Corporation. Such dividends shall accrue on any given share from the day of original issuance of such share and shall accrue from day to day whether or not earned or declared. If at any time dividends on the outstanding 6% Preferred at the rate set forth above shall not have been paid or declared and set apart for payment with respect to all preceding periods, the amount of the deficiency shall be fully paid or declared and set apart for payment, but without interest, before any distribution, whether by way of dividend or otherwise, shall be declared or paid upon or set apart for the shares of any other class or series of stock of the Corporation.

     (b) Any dividend payable on a dividend payment date may be paid, at the option of the Corporation, either (i) in cash or (ii) in shares of 6% Preferred valued at $1,000 per share, if the Common Stock issuable upon conversion of such shares has been registered for resale under the Securities Act of 1933, as amended (the "Act"), and the registration statement including a current prospectus with respect thereto remains in effect at the date of delivery of such shares, and if the Corporation shall have given written notice of its intention to pay such dividend in stock to all holders of the 6% Preferred at least ten (10) days before the record date for such dividend.

     2. Liquidation Preference, Redemption.

     (a) In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the 6% Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of any other class or series of shares, the amount of $1,000 per share plus any accrued but unpaid dividends (the "Liquidation Preference").

     (b) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation (other than a sale or transfer to a wholly-owned subsidiary of the Corporation), shall, at the option of the holders of the 6% Preferred, be deemed a liquidation, dissolution or winding up within the meaning of this
Section 2 if the shares of stock of the Corporation outstanding immediately prior to such transaction represent immediately after such transaction less than a majority of the voting power of the surviving corporation (or of the acquirer of the Corporation's assets in the case of a sale of assets). Such option may be exercised by the vote or written consent of holders of a majority of the 6% Preferred at any time within thirty (30) days after written notice (which shall be given promptly) of the essential terms of such transaction shall have been given to the holders of the 6% Preferred in the manner provided by law for the giving of notice of meetings of shareholders.

     (c) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be redeemed after the date on which a registration statement under the Act ("Registration Statement") has been declared effective (the "effective date"); provided the Corporation has given notice of its intention to redeem to the holders of the 6% Preferred at least five (5) days prior to the redemption date. In addition, if any conversion of 6% Preferred, when aggregated with all prior conversions, will cause the Company to issue a number of shares of Common Stock which exceeds twenty percent (20%) of the shares of Common Stock then issued and outstanding, the Company shall redeem such number of shares of 6% Preferred as is necessary to limit such issuance of Common Stock to twenty percent (20%) of the shares of Common Stock then issued and outstanding, unless the Company has previously obtained stockholder approval to issue in excess of twenty percent (20%) of the shares of Common Stock then issued and outstanding. If a redemption will occur under either of the preceding sentences, on the redemption date, the Corporation shall pay such holders by cashiers check or wire transfer in immediately available funds the amount of $1,300 per share of 6% Preferred plus all accrued but unpaid dividends. Promptly thereafter, the holders shall surrender the certificate or certificates representing the 6% Preferred, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation.

     3. 6% Preferred - Forced Conversion.

     (a) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning one (1) year after the date of issuance, on at least twenty (20) days' advance notice, at a conversion price determined as set forth in Section 4 hereof (the "Conversion Price") as of the date specified in such notice (the "Conversion Date") and otherwise on the terms set forth in Section 4 hereof, provided, that the Corporation may not exercise such right of conversion unless (i) the Closing Price (last trade price) of the Common Stock as reported by NASDAQ for the twenty (20) consecutive trading days prior to the date the Conversion Notice is mailed has not on any day been less than one hundred forty percent (140%) of the last trade price of the Company's Common Stock on the day of Closing (subject to adjustment for stock dividends, stock splits and reverse stock splits), and (ii) the shares issuable upon conversion of the 6% Preferred are registered for resale by an effective Registration Statement which became effective not more than one hundred twenty (120) days after the date of issuance of the 6% Preferred, and a current prospectus meeting the requirements of Section 10 of the Act is available for delivery at the Conversion Date.

     (b) At least twenty (20) days prior to the Conversion Date, written notice (the "Conversion Notice") shall be mailed, first class postage prepaid, by the Corporation to each holder of record of the 6% Preferred, at the address last shown on the records of the Corporation for such holder, notifying such holder of the conversion which is to be effected, specifying the Conversion Date and calling upon each such holder to surrender to the Corporation, in the manner and at the place designated, a certificate or certificates representing the number of shares of 6% Preferred held by such holder. Subject to the provisions of the following subsection (c), on or after the Conversion Date, each holder of 6% Preferred shall surrender to the Corporation the certificate or certificates representing the shares of 6% Preferred owned by such holder as of the Conversion Date, in the manner and at the place designated in the Conversion Notice, and thereupon the shares issuable upon such conversion shall be delivered as provided in Section 4(b) hereof.

     (c) If, on the Conversion Date, the registration condition specified in clause (ii) of subsection (a) shall not be satisfied, then no shares shall be converted and the Conversion Notice shall be deemed to be withdrawn. In such event, any certificates for 6% Preferred which have been surrendered for conversion shall be returned to the persons surrendering the same; provided, however, that if a holder has received shares of Common Stock upon conversion of 6% Preferred after the Conversion Notice was given but before the Conversion Date, such holder may elect either to retain such Common Stock or rescind such conversion by tendering such shares of Common Stock to the Corporation.

     (d) On the second anniversary of the issuance of the 6% Preferred, all then outstanding shares of 6% Preferred shall be automatically converted into Common Stock at the Conversion Price and otherwise pursuant to the applicable provisions set forth in Section 4 hereof.

     4. 6% Preferred - Optional Conversion. The holders of the 6% Preferred shall have optional conversion rights as follows:

     (a) Right to Convert. At any time after the earlier of (i) the date on which a Registration Statement has been declared effective, or (ii) the close of business on the ninety first (91st) day following the date of issuance of the 6% Preferred, shares of 6% Preferred shall become convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Preference of the 6% Preferred determined pursuant to Section 2 hereof on the date the notice of conversion is given, by (B) the Conversion Price determined as hereinafter provided in effect on the applicable conversion date.

     (b) Mechanics of Conversion. To convert shares of 6% Preferred into shares of Common Stock, the holder shall give written notice to the Corporation (which notice may be given by facsimile transmission) that such holder elects to convert the shares and shall state therein date of the conversion, the number of shares to be converted and the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. Promptly thereafter, the holder shall surrender the certificate or certificates representing the shares to be converted, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation; provided that the holder shall not be required to deliver the certificates representing such shares if the holder is waiting to receive all or part of such certificates from the Corporation. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such holder, against delivery of the certificates representing the shares which have been converted, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. The notice of conversion may be given by a holder at any time during the day up to 5:00 p.m. Boston, Massachusetts time and such conversion shall be deemed to have been made immediately prior to the close of business on the date such notice of conversion is given (a "conversion date"). The person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock at the close of business on such date.

     (c) Conversion, Redemption and Note Delivery Required. The Corporation acknowledges and understands that a delay in the issuance of the Common Stock upon conversion or pursuant to a redemption according to the provisions hereof, or a delay in delivering the Promissory Note set forth in Subsection (d) hereof, could result in economic loss to the holders of the 6% Preferred. As compensation to any holder when the Corporation has failed with respect to such holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day plus an amount equal to: (i) two percent (2%) of the total Purchase Price of Shares for the first thirty (30) day period after the date on which the Common Stock should have been issued by the Corporation (i.e., the end of the three (3) business day period described in Subsection (b)), shares of 6% Preferred redeemed by the Corporation or Promissory Note delivered to holder (i.e., the end of the three (3) business day period described in Subsection (d)), as applicable; plus (ii) an amount equal to three percent (3%) of the total Purchase Price of Shares for each subsequent thirty (30) day period thereafter. Amounts payable shall be pro-rated daily as to a periods of less than thirty
(30) days. Such amounts shall be paid to the holder at the end of each month in which such amounts have accrued. Payment shall be made immediately by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the holder. Each holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and. to enforce specifically the terms and provisions hereof, this being, in addition to any other remedy to which a holder may be entitled by law or equity.

     (d) Determination of Conversion Price:

     (i )The "Conversion Price" for purposes of hereof shall be equal to eighty percent (80%) of the average of the closing bid prices of the Common Stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date); provided, however, that in no event may the Conversion Price be more than three dollars and twenty cents ($3.20) (the "Maximum Conversion Price") or less than an amount equal to the closing bid price per share of the Common Stock on the date of issuance minus fifty cents ($0.50) (the "Minimum Conversion Price"). If, but for this Section 4(d)(i), the Conversion Price would have been below Minimum Conversion Price, the Company shall pay the holder by delivering to holder a Promissory Note, the form which has been delivered to the Corporation and is incorporated herein by reference, bearing the principal amount equal to the difference between (A) the number of shares of Common Stock that would have been issued at the amount the Conversion Price would have been but for this Section 4(d)(i) multiplied by 100% of the closing bid price of the Common Stock on the conversion date as determined in accordance with the Subsection (d) (the latter amount being referred to herein as the "Conversion Date Price"), minus (B) the number of shares of Common Stock actually issued pursuant to the conversion multiplied by the Conversion Date Price. Such Promissory Note shall be delivered to holder by the third (3rd) day following the applicable conversion date.

     (ii) The "closing bid price" of the Common Stock on a trading day shall be the closing bid price of the Common Stock on the NASDAQ Small Cap Market or any other principal securities price quotation system or market on which prices of the Common Stock are reported. The term "trading day" means a day on which trading is reported on the principal quotation system or market on which prices of the Common Stock are reported.

     (iii) If, during the period of consecutive trading days provided for above, the Corporation shall declare or pay any dividend on the Common Stock payable in Common Stock or in rights to acquire Common Stock, or shall effect a stock split or reverse stock split, or a combination, consolidation or reclassification of the Common Stock, the Conversion Price, Maximum Conversion Price and Minimum Conversion Price shall be proportionately decreased or increased, as appropriate, to give effect to such event.

     (e) Distributions. If the Corporation shall at any time or from time to time make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation or any of its subsidiaries other than additional shares of Common Stock, then in each such event provision shall be made so that the holders of 6% Preferred shall receive, upon the conversion thereof, the securities of the Corporation which they would have received had they been the owners on the date of such event of the number of shares of Common Stock issuable to them upon conversion.

     (f) Certificates as to Adjustments. Upon the occurrence of any adjustment or readjustment of the Conversion Price, the Maximum Conversion Price and Minimum Conversion Price pursuant to this Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and cause the independent public accountants regularly employed to audit the financial statements of the Corporation to verify such computation and prepare and furnish to each holder of 6% Preferred a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of 6%. Preferred, furnish or cause to be furnished to such holder a like certificate prepared by the Corporation setting forth (i) such adjustments and readjustments, and (ii) the number of other securities and the amount, if any, of other property which at the time would be received upon the conversion of 6% Preferred with respect to each share of Common Stock received upon such conversion.

     (g) Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any security or right convertible into or entitling the holder thereof to receive additional shares of Common Stock, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Corporation shall mail to each holder of 6% Preferred at least ten (10) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution, security or right and the amount and character of such dividend, distribution, security or right.

     (h) Issue Taxes. The Corporation shall pay any and all issue and other taxes, excluding any income, franchise or similar taxes, that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of shares of 6% Preferred pursuant hereto; provided, however, that the Corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

     (i) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the 6% Preferred, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 6% Preferred, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 6% Preferred, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain any requisite shareholder approval.

     (j) Fractional Shares. No fractional shares shall be issued upon the conversion of any share or shares of 6% Preferred. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of 6% Preferred by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors of the Corporation or an authorized Committee thereof).

     (k) Notices. Any notice required by the provisions of this Section to be given to the holders of shares of 6% Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at its address appearing on the books of the Corporation.

     (1) Reorganization or Merger. In case of any reorganization or any reclassification of the capital stock of the Corporation or any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Corporation to any other person (other than a sale or transfer to a wholly owned subsidiary of the Corporation), and the holders of 6% Preferred do not elect to treat such transaction as a liquidation, dissolution or winding up as provided in Section 2 hereof, then, as part of such reorganization, consolidation, merger or sale, provision shall be made so that each share of 6% Preferred shall thereafter be convertible into the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of Common Stock deliverable upon conversion of such share of 6% Preferred would have been entitled upon the record date of (or date of, if no record date is fixed) such event and, in any case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the 6% Preferred, to the end that the provisions set forth herein shall thereafter be applicable, as nearly as equivalent as is practicable, in relation to any shares of stock or the securities or property (including cash) thereafter deliverable upon the conversion of the shares of 6% Preferred.

     5. Re-issuance of Certificates. In the event of a conversion (or, if applicable, redemption) of 6% Preferred in which less than all of the shares of 6% Preferred of a particular certificate are converted or redeemed, as the case may be, the Corporation shall promptly without delay cause to be issued and delivered to the holder of such certificate, a certificate representing the remaining shares of 6% Preferred which have not been so converted or redeemed.

     6. Other Provisions. For all purposes of this Resolution, the term "date of issuance" and the terms "Closing" or "Closing Date" shall mean the day on which shares of the 6% Preferred are first issued by the Corporation. Any provision herein which conflicts with or violates any applicable usury law shall be deemed modified to the extent necessary to avoid such conflict or violation. The term "NASDAQ" herein refers to the principal market on which the Common Stock of the Corporation is traded. If the Common Stock is listed on a securities exchange, or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" shall be deemed to refer to such exchange or other principal market.

     7. Restrictions and Limitations. The Corporation shall not undertake the following actions without the consent of the holders of a majority of the 6%
Preferred: (i) modify its Articles of Organization or Bylaws so as to amend or change any of the rights, preferences, or privileges of the 6% Preferred, (ii) authorize or issue any other preferred equity security senior to or on a parity with the 6% Preferred as to dividends, liquidation preferences, conversion rights, redemption rights or other rights, preferences or privileges for a period of thirty (30) days after Closing, as applicable or (iii), purchase or otherwise acquire for value any Common Stock or other equity security of the Corporation either junior or senior to or on a parity with the 6% Preferred while there exists any arrearage in the payment of cumulative dividends hereunder other than redemptions of stock from terminating employees pursuant to contractual rights in favor of the Corporation.

     8. Voting Rights. Except as provided herein or as provided for by law, the 6% Preferred shall have no voting rights.

     9. Attorney's Fees. Any holder of 6% Preferred shall be entitled to recover from the Corporation the reasonable attorneys' fees and expenses incurred by such holder in connection with enforcement by such holder of any obligation of the Corporation hereunder.

     10. No Adverse Actions. The Corporation shall not in any manner, whether by amendment of the Articles of Organization (including, without limitation, any vote establishing a class or series of stock), merger, reorganization, recapitalization, consolidation, sales of assets, sale of stock tender offer, dissolution or otherwise, take any action, or permit any action to be taken, solely or primarily for the purpose of increasing the value of any class of stock of the Corporation if the effect of such action is to reduce the value or security of the 6% Preferred.

                     EXHIBIT A to the Subscription Agreement

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March ___, 1998

     1. Basic Terms. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the registered holder specified below or its registered assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase ______ ( ) (number to be pro-rated for a total of 50,000 share) shares of the Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

              Holder:



              Exercise   Price  per   share:   ______   Dollars   and   ______
              Cents ($     )per share

                               [This amount will be the Closing Bid Price of the
                                Corporation's Common Stock on the Issue Date]

     Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The Corporation represents and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and non-assessable and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant.

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the issue date. To exercise this Warrant, the Holder shall surrender this Warrant at the principal office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant. The principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to receive shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     4. Cashless Exercise.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

     If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number an kind of securities or other property purchasable under this Warrant resulting from the event and settin forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until, and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant.All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  ________________________________
                                                 Authorized Officer


                                       Printed Name:  _______________________
                                       Title:  ______________________________

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________________
       ________________________________
                 Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________         ____________________________________
                                            Signature

      Incorporated by Reference into the Resolutions Establishing Right and
              Preferences for Series B Convertible Preferred Stock.


                          PROMISSORY NOTE (the "Note")



Date:  __________________,  ________________________

Maker: PHC, Inc.

Maker's Mailing Address:     200 Lake Street -- Suite 102
                             Peabody, Massachusetts 01960

Payee:

Place for Payment:

Principal Amount: $_________________________________

Annual Interest Rate on Unpaid Principal From Date: Eight percent (8%).

Annual Past Due  Interest  Rate on Unpaid  Principal  from  Maturity to Payment:
Fifteen percent (15%).

Terms of Payment: Principal and interest shall be due and payable in six (6) equal consecutive monthly payments of $ ________________ (based on a six (6) month amortization) with the first payment being due and payable on the first day of _____________________.

The Maker promises to pay to the order of Payee at the place for payment and according to the terms of payment the outstanding principal and accrued interest at the rates stated above. All unpaid amounts owing on this Note shall be due by the final scheduled payment date of ________________________.

Additional Provisions:

If Maker defaults in the payment of this Note, or in any instrument securing or collateral to it, then Payee may declare the unpaid principal balance of this Note and all accrued interest immediately due and payable. Maker and each surety, endorser, and guarantor or other party liable for the payment of any sums of money payable on this Note severally waive all demands for payment, presentations for payment, notices of dishonor, notices of intention to accelerate maturity, notices of acceleration of maturity, protests, and notices of protest, to the extent permitted by law.

     If this Note or any instrument securing or collateral to it is given to an attorney for collection or enforcement. or if suit is brought for collection or enforcement or if it is collected or enforced through probate, bankruptcy, or other judicial proceedings then Maker shall pay Payee all costs of collection and enforcement, including reasonable attorneys fees and court costs, in addition to other amounts due.


                           PHC. INC., PROMISSORY NOTE
Page 1

     Interest that may be contracted for, taken, reserved, charged or received under law; any interest in excess of that maximum amount shall be credited on the principal of the debt or, if that has been paid, refunded. On any acceleration or required or permitted prepayment, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal of the debt or, if the principal of the debt has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the debt.

     When the context requires, singular nouns and pronouns include the plural.

     This Note is to be governed and construed in accordance with the laws of the State of Texas.

     MAKER, FOR GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, (I) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT AND OTHER COURTS OF THE UNITED STATES SITTING IN TEXAS FOR THE PURPOSES OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT AND (ii) HEREBY WAIVES, AND AGREES NOT TO ASSERT IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER. MAKER CONSENTS TO PROCESS BEING SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING BY MAILING A COPY THEREOF TO MAKER AT ITS MAIN BUSINESS OFFICE AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE GOOD AND SUFFICIENT SERVICE OF PROCESS AND NOTICE THEREOF. NOTHING IN THIS PARAGRAPH SHALL AFFECT OR LIMIT ANY RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW.

     Executed as of date first above written.

                  PHC Inc., a Massachusetts corporation

                  By:  _______________________________________
                  Name of
                  Authorized Officer:  __________________________
                  Title:  ______________________________________








                           PHC. INC., PROMISSORY NOTE
Page 2

                     EXHIBIT B to the Subscription Agreement

Section 2.2(a): PHC, Inc. Subsidiaries:

PHC of Utah, Inc.                       Pioneer Counseling of Virginia, Inc.
D/B/A Highland Ridge Hospital           (80% Owned)
4578 Highland Drive                     D/B/A Pioneer Counseling of Virginia
Salt Lake City, UT 94117                D/B/A Counseling Associates of Virginia
                                        400 East Burwell street
                                        Salem, VA 24153

PHC of Virginia, Inc.                   PHC of Kansas, Inc.
D/B/A Mount Regis Center                D/B/A Total Concept EAP
D/B/A Changes                           7451 Szwitzer, Suite 101
405 Kimball Avenue                      Shawnee Mission, KS 66203
Salem, VA 24153

Quality Care Centers of Mass, Inc.      PHC of California, Inc.
D/B/A Franvale Nursing & Rehab Center   D/B/A Marin Grove
20 Pond Street                          42 Grove Street
Braintree, MA 02194                     San Rafael, CA 94901

PHC of Nevada, Inc.                     Professional Health Associates
D/B/A Harmony Healthcare                94-19 59 Avenue
2340 Paseo del Prado, Bldg.D           Elmhum NY 11373
Las Vegas, NV 89102

Northpoint - Pioneer, Inc.              STL, Inc.
D/B/A Pioneer Counseling Center         200 Lake Street
31700 W. 13 Mile; Suite 201             Suite 102
Farmington Hills, MI 48334              Peabody, MA 0 1960

BSC-NY, Inc.                            Harmony Behavioral Health
D/B/A Behavioral Stress Center          2340 Paseo del Prado, Bldg.D
94-19 59 Avenue                         Las Vegas, NV 89102
Elmhurst, NY 11373

PHC of Michigan, Inc.                   PHC of Rhode island, Inc.
D/B/A Harbor Oaks Hospital              D/B/A Good Hope Center
35031 23 Mile Road                      P.O. Box 1491
New Baltimore, MI 48047                 Coventry, RI 02816-0029

                               EXHIBIT B (cont'd.)
     Section 2.2(f):

     The Company failed to file two years' of audited financial statements for Behavioral Stress Centers, Inc. and Clinical Diagnostics and Clinical Associates, as described in the December 18, 1996 letter from Choate, Hall & Stewart to Mr. Robert Bayless of the Securities and Exchange Commission.

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns "Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Twenty Six Thousand Three Hundred Fifteen (26,315) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

     Holder: ProFutures Special Equities Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporations Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.


     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at he end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant,. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)

For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________             _____________________________________
                                               Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________          __________________________________
                                                Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Seven Thousand Eight Hundred Ninety (7,890) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

         Holder:                                Gary D. Halbert


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock s at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA", the average of the daily market prices of such stock on the ten
(10) trading days immediately preceeding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restriction s on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement hall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee: ____________________________________________

Address:  ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________       ________________________________
                                         Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________________
       __________________________________
                  Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Five Thousand Two Hundred Sixty (5,260) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:      John F. Mauldin


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. he Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted t be given to the Holder shall be in writing and shall be given by first class mail, postage repaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:
Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  _________________________         _____________________________________
                                             Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________         ____________________________________
                                          Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.
                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Ten Thousand Five Hundred Twenty Five (10,525) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:                                 Augustine Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.
                                      - 2 -

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of
1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.




                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________                 ________________________________
                                                Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________              _________________________________
                                                 Signature

Exhibit 10.133

                            ASSET PURCHASE AGREEMENT


     This Asset Purchase Agreement is made and entered into as of the 2nd day of February, 1998, by and between Lexington Healthcare Group, Inc., a Delaware corporation having its principal place of business at 35 Park Place, New Britain, Connecticut 06052 (together with its successors and assigns hereinafter collectively referred to as the "Buyer"), and Quality Care Centers of Massachusetts, a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 (together with its successors and assigns hereinafter collectively referred to as the "Seller").

                              W I T N E S S E T H:

     WHEREAS, the Seller owns and leases certain assets in connection with, and operates the 128-bed licensed skilled nursing care facility known as, Franvale Nursing and Rehabilitation Center at 20 Pond Street, Braintree, Massachusetts 02184 (the "Facility"); and

     WHEREAS, the Buyer desires to acquire from the Seller, and the Seller desires to sell to the Buyer, certain of the assets of the Seller used in connection with the operation of the Facility, all upoExhibit 4.28


                             SUBSCRIPTION AGREEMENT

                                    PHC, INC.


THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION AGREEMENT (AS IT MAY BE AMENDED FROM TIME TO TIME, THE "AGREEMENT") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR UNDER THE APPLICABLE SECURITIES LAWS OF ANY STATE AND WILL BE OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THESE LAWS BY VIRTUE OF PHC, INC.'S INTENDED COMPLIANCE WITH SECTIONS 3(b), 4(2) AND 4(6) OF THE SECURITIES ACT, THE PROVISIONS OF REGULATION D UNDER SUCH ACT AND SIMILAR EXEMPTIONS UNDER STATE LAW. THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), ANY STATE SECURITIES COMMISSION OR ANY OTHER REGULATORY AUTHORITY. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

     The undersigned purchaser (hereafter, the "Purchaser") hereby offers to purchase certain Series B Convertible Preferred Stock (referred to herein as a "Share" or collectively as "Shares") of PHC, Inc. (the "Company"), a publicly held corporation formed under the laws of the Commonwealth of Massachusetts.
This offer to purchase may, for any reason whatsoever, be revoked by the Purchaser or rejected by the Company prior to acceptance of this offer by the Company.

     Section 1.1 Purchase and Sale of Shares. Upon the following terms and conditions, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company, the number of Shares indicated herein, which Shares shall have the rights, designations and preferences set forth in Schedule I hereto.

     Section 1.2 Purchase Price. The purchase price for the Shares (the "Purchase Price") shall be $1,000 per Share.

     Section 1.3 The Closing.

     (a) The closing of the purchase and sale of the Shares (the "Closing"), shall take place at the law offices of Arent, Fox, Kintner, Plotkin & Kahn, 1050 Connecticut Avenue, N.W., Washington, D.C. 20036, at 10:00 a.m., local Washington, D.C. time, on the later of the following: (i) the date on which the last to be fulfilled or waived of the conditions set forth in Section 4.1 and
4.2 hereof and applicable to the Closing shall be fulfilled or waived in accordance herewith, or (ii) such other time and place and/or on such other date as the Purchaser and the Company may agree. The date on which the Closing occurs is referred to herein as the "Closing Date."

     (b) On the Closing Date, the Company shall deliver to the Purchaser (i) a certificate representing the Shares registered in the name of the Purchaser or deposit such Shares into accounts designated by the Purchaser and (ii) the Warrant for the number of shares of the Company's Common Stock indicated herein, in the form attached hereto as Exhibit A, incorporated herein by reference. The Purchaser shall on the Closing Date deliver to the Company the Purchase Price for all the Shares by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Company. In addition, each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

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

     (ii) The term "Registrable Securities" means the shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock"), issuable upon conversion of shares of the Shares and upon exercise of the Warrant, or upon conversion of any other stock issued in payment of dividends on the Shares or otherwise issuable pursuant to this Agreement or the provisions of Schedule I hereto, and any securities of the Company or securities of any successor corporation issued as, or issuable upon the conversion or exercise of any warrant right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the Shares.

     (iii) The term "holder of Registrable Securities" means the Purchaser and any permitted assignee of registration rights pursuant to Section 1.4(h).

     (b) (i) The Company shall as soon as possible file a registration statement on Form SB-2 or Form S-3 covering at least 200% of the number of Registrable Securities which would then be issuable upon conversion of the Shares at the conversion price then in effect, and shall use its best efforts to cause such registration statement to become effective on or before ninety (90) days after the Closing Date (the "Initial Registration"). In the event such registration is not so declared effective or does not include all Registrable Securities, a holder of Registrable Securities shall have the right to require by notice in writing that the Company register all or any part of the Registrable Securities held by such holder (a "Demand Registration") and the Company shall thereupon effect such registration in accordance herewith (which may include adding such shares to an existing shelf registration). The parties agree that if the holder of Registrable Securities demands registration of less than all of the Registrable Securities, the Company, at its option, may nevertheless file a registration statement covering all of the Registrable Securities. If such registration statement is declared effective with respect to all Registrable Securities and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4, the demand registration rights granted pursuant to this Subsection (b)(i) shall cease. If such registration statement is not declared effective with respect to all Registrable Securities or if the Company is not in compliance with such obligations, the demand registration rights described herein shall remain in effect.

     (ii) The Company shall not be obligated to effect a Demand Registration under Subsection (b)(i) above: (A) if all of the Registrable Securities held by the holder of Registrable Securities which are demanded to be covered by the Demand Registration are, at the time of such demand, included in an effective registration statement and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4; (B) if all of the Registrable Securities may be sold under Rule 144(k) of the Act and the Company's transfer agent has accepted an instruction from the Company to such effect; or (C) at any time after two (2) years from the Closing Date.

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

     (iv) (A) If the Company is advised by the SEC that a registration statement filed hereunder is subject to a "no-review" and such registration statement is not declared effective within five (5) business days thereafter (an
"Acceleration Date") or, irrespective of the SEC review, a registration statement is not declared effective by the ninety first (91st) day after the Closing Date (the "Target Date"), the Company shall pay Purchaser as liquidated damages an amount equal to two percent (2%) of the total Purchase Price of the Shares for each thirty (30) day period following the earlier of the Acceleration Date or Target Date, as applicable, until such time as the registration statement is declared effective; provided, however, that such damages shall not be payable if the failure to meet the Acceleration Date or Target Date, as applicable, is due to action or inaction by Purchaser with respect to providing information for the registration statement. The payment set forth above shall be pro-rated daily as to any period of less than thirty (30) days. Such payment shall be made to the Purchaser either (I) by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser or (II) in Shares, the number of which shall be equal to the amount due under this Subsection divided by $1,000 per Share. The foregoing amount shall be paid irrespective of the amount of Registrable Securities then held by Purchaser.

     (B) If, following effectiveness of a registration, either the effectiveness of the registration statement is suspended or a current prospectus meeting the requirements of Section 10 of the Act is not available for delivery by the Purchaser (either referred to herein as a "suspension"), the Company shall thereupon pay to Purchaser as liquidated damages an amount equal to two percent (2%) of the Purchase Price of the Shares for each thirty (30) day period of the suspension. The payment set forth above shall be pro-rated daily as to periods of less than thirty (30) days. Such payment shall be made to the Purchaser by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser, and shall be paid irrespective of the amount of Registrable Securities held by Purchaser on or after the date following the suspension.

     (C) Any amount payable pursuant to the foregoing provisions of this Subsection (iv) shall be delivered on or before the fifth (5th) day following the end of the calendar month in which such payment obligation arose. The "Purchase Price" of Registrable Securities shall be (1) if derived from conversion or substitution of Shares, the Purchase Price of the Shares, and (2) if received in satisfaction of a Company obligation, the dollar amount of such obligation.

     (D) This Subsection is in addition to the provisions of Section 7.2(a) hereof.

     (c) If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Purchaser) any of its stock or other securities under the Act in connection with a public offering of such securities (other than a registration on Form S-4, Form S-8 or other limited purpose form) and all Registrable Securities have not theretofore been included in a registration statement under Subsection (b) of this Section
1.4 which remains effective, the Company shall, at such time, promptly give all holders of Registrable Securities written notice of such registration. Upon the written request of any holder of Registrable Securities given within twenty (20) days after receipt of such notice by the holder of Registrable Securities, the Company shall use its best efforts to cause to be registered under the Act all Registrable Securities that such holder of Registrable Securities requests to be registered. However, the Company shall have no obligation under this Subsection
(c) if (i) the Registrable Securities may be sold without registration under Rule 144(k) and the Company's transfer agent has accepted an instruction from the Company to such effect, (ii) the Registration Statement is filed more than two (2) years after the Closing Date, or (iii) to the extent that, with respect to any underwritten offering initiated by the Company later than one calendar year following the Closing, the managing underwriter of such offering reasonably notifies such holder(s) in writing of its determination that the Registrable Securities or a portion thereof shall be excluded therefrom.

     (d) Whenever  required under this Section 1.4 to effect the registration of
any  Registrable   Securities   including,   without  limitation,   the  Initial
Registration, the Company shall, as expeditiously as reasonably possible:

     (i) Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration to become effective as provided in Section 1.4(b)(i), and keep such registration statement effective for so long as any holder of Registrable Securities desires to dispose of the securities covered by such registration statement; provided, however, that in no event shall the Company be required to keep the Registration Statement effective for a period greater than two (2) years from the Closing Date;

     (ii) Respond to comments made by the SEC with respect to a registration statement filed pursuant to this Agreement within ten (10) business days after the date of the comment letter, and prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement and notify the holders of the filing and effectiveness of such Registration Statement and any amendments or supplements;

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

     (viii) Make available for inspection by the holder of Registrable Securities, upon request, all SEC Documents (as defined below) filed subsequent to the Closing and require the Company's officers, directors and employees to supply all information reasonably requested by any holder of Registrable Securities in connection with such registration statement: and

     (ix) Furnish to each holder of Registrable Securities prompt notice of the commencement of any stop-order proceedings under the Act, together with copies of all documents in connection therewith, and use its best efforts to obtain withdrawal of any such stop order as soon as possible.

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

     (iii) Promptly after receipt by any indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against another party (the "indemnifying party") hereunder, notify such party in writing thereof, but the omission so to notify such party shall not relieve such party from any Liability which it may have to the indemnified party other than under this Section and shall only relieve it from any Liability which it may have to the indemnified party under this section if and to the extent an indemnifying party is materially prejudiced by such omission. In case any such action shall be brought against any indemnified party and such indemnified party shall notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to the indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to the indemnified party under this section for any legal expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided however, that if the defendants in any such action include both parties and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to them which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of one such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred.

     (g) (i) With respect to the inclusion of Registrable Securities in a registration statement pursuant to Subsections (b) or (c), all fees, costs and expenses of and incidental to such registration, inclusion and public offering shall be borne by the Company, provided, however, that any securityholders participating in such registration shall bear their pro-rata share of the underwriting discounts and commissions, if any, incurred by them in connection with such registration.

     (ii) The fees, costs and expenses of registration to be borne by the Company as provided in this Subsection shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, and all legal fees and disbursements and other expenses of complying with state securities or Blue Sky laws of any jurisdiction or jurisdictions in which securities to be offered are to be registered and qualified. Subject to appropriate agreements as to confidentiality, the Company shall make available to the holders of Registrable Securities and their counsel its documents and personnel for due diligence purposes. Except as otherwise provided herein, fees and disbursements of counsel and accountants for the selling security holders shall be borne by the respective selling security holders.

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

     Section 1.5 Company Standoff, Except in a corporate reorganization, business combination, stock or asset purchase, merger or consolidation, under existing employee stock incentive or purchase plans or pursuant to this Agreement, the Company shall not for its own account effect any public sale or distribution of any securities similar to the Registrable Securities or any securities exercisable for or convertible or changeable into the Registrable Securities during the thirty (30) days prior to, and during the sixty (60) days immediately following, the effective date of any registration statement filed or amended pursuant to Section 1.4(b); provided, however, that the Company may effect such public sale or distribution during the sixty (60) days immediately following the effective date of such registration statement if such sale or distribution of securities is at a price equal to or greater than 125% of the last trade price of the Company's Common Stock on the day of Closing.

     Section 2.1 Representations and Warranties of the Purchaser. The Purchaser makes the following representations and warranties to the Company.

     (a) Accredited Investor. The Purchaser is an "accredited investor", as such term is defined in Rule 50 1 (a) of Regulation D, promulgated under the Act.

     (b) Speculative Investment. The Purchaser is aware that an investment in the Shares is highly speculative and subject to substantial risks. The Purchaser is capable of bearing the high degree of economic risk and the burden of this venture, including, but not limited to, the possibility of complete loss of the Purchaser's investment in the Shares and underlying Common Stock which make liquidation of this investment impossible for the indefinite future.

     (c) Disposition. The Purchaser understands that (i) except as provided for in Section 1.4, the Shares and underlying Common Stock of the Company (the "Securities"), have not been and are not being registered under the Securities Act or any applicable state securities laws, and may not be transferred unless
(A) subsequently registered thereunder, or (B) the Securities may be sold or transferred pursuant to an exemption from securities registration under the Securities Act and any applicable state securities laws or (C) sold pursuant to Rule 144, promulgated under the Securities Act (or any successor Rule), or (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of such Rule and further, if such Rule is not applicable, any resale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the Securities Act) may require compliance with another exemption under the Securities Act or the rules of the SEC thereunder. Notwithstanding any provision to the contrary contained herein, a holder may pledge such Securities as collateral for a revolving credit note pursuant to a loan and security agreement with a lending institution.

     (d) Privately Offered. The offer to acquire the Shares was directly communicated to the Purchaser in such manner that the Purchaser was able to ask questions of and receive answers concerning the terms and conditions of this transaction. At no time was the Purchaser presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising.

     (e) Purchase for Investment, The Securities are being acquired solely for the Purchaser's own account, for investment, and are not being purchased with view to the resale, distribution, subdivision or fractionalization thereof without proper registration with applicable securities administrators.

     Section 2.2 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

     (a) Organizations and Qualifications. The Company is a corporation duly incorporated and existing in good standing under the laws of the Commonwealth of Massachusetts and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries except as listed in Exhibit B, attached hereto and incorporated herein by reference. The Company and each such subsidiary, if any, is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary other than those in which the failure so to qualify would not have a Material Adverse Effect. "Material Adverse Effect", for purposes of this Agreement, means any adverse effect on the business operations, properties, prospects, or financial condition of the entity with respect to which such term is used and which is material to such entity and other entities controlled by such entity taken as a whole.

     (b) Authorizations Enforcement. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue the Shares and Registrable Securities in accordance with the terms hereof, (ii) the execution and delivery of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Company or its Board of Directors or stockholders is required, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditor' rights and remedies or by other equitable principles of general application) and (v) prior to the Closing Date, any necessary Certificate of Amendment to the Company's Charter authorizing Company to issue all of the Shares and Registerable Securities, in accordance with Schedule 1, will have been filed with the Massachusetts Secretary of State and will be in full force and effect enforceable against the Company in accordance with the terms of such amended Charter.

     (c) Authorized Capital Rights or Commitments to Stock. The authorized capital stock of the Company consists of 22,200,000 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock; there are 4,704,956 shares of Common Stock issued and 730,292 shares of Class B Common Stock outstanding; there are no shares of such Preferred Stock issued and outstanding; and, upon issuance of the Shares in accordance with the terms hereof, there will be 4,704,956 shares of Class B Common Stock and 950 shares of such Preferred Stock issued and outstanding.

      All of the outstanding shares of the Company's Common Stock have been validly issued and are fully paid and nonassessable. Except as set forth in Exhibit B hereto or as described in the SEC Documents, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company, or contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of capital stock of the Company or options, warrants, scrip, rights to subscribe to, or commitments to purchase or acquire, any shares. or securities or rights convertible into shares, of capital stock of the Company. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Articles of Organization as in effect on the date hereof (the "Charter"), and the Company's By-Laws, as in effect on the date hereof (the "By-Laws").

     (d) Issuance of Shares. The issuance of the Shares has been duly authorized and, when paid for and issued in accordance with the terms hereof, the shall be validly issued, fully paid and non-assessable and entitled to the rights and preferences set forth in Schedule I hereto. The Common Stock issuable upon conversion of the Shares will be duly authorized and reserved for issuance and, upon conversion, will be validly issued, fully paid and non-assessable and the holders shall be entitled to all rights and preferences accorded to a holder of Common Stock.

     (e) No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby do not and will not (i) result in a violation of the Company's Charter or By-Laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any federal, state, local or foreign law, rule, regulation, order, judgment or decree (including Federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or assets of the Company or any of its subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect); provided that, for purposes of such representation as to Federal, state, local or foreign law, rule or regulation, no representation is made herein with respect to any of the same applicable solely to the Purchaser and not to the Company. The business of the Company is not being conducted in violation of any law, ordinance or regulations of any governmental entity, except for violations which either singly or in the aggregate do not and will not have a Material Adverse Effect. The Company is not required under Federal, state or local law, rule or regulation in the United States to obtain any consent, authorization or order of, or make any filing (other than any filing of a vote establishing a class or series of stock with the Massachusetts Secretary of State) or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Shares in accordance with the terms hereof (other than any SEC, NASD or state securities filings which may be required to be made by the Company subsequent to the Closing, and any registration statement which may be filed pursuant hereto); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) SEC Documents, Financial Statements. The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, except as set forth in Exhibit B, the Company has filed on a timely basis all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d), in addition to one or more registration statements and amendments thereto heretofore filed by the Company with the SEC under the Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "SEC Documents"). The Company directly or through its agent has delivered to the Purchaser true and complete copies of the SEC Documents except for the exhibits and incorporated documents. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement.

     Except as set forth in Exhibit B, as of their respective dates the SEC Documents complied in all material respects with the requirements of the Act or the Exchange Act as the case may be and the rules and regulations of the SEC promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such SEC Documents, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in Exhibit B, the financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

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

     (j) No General Solicitation. Neither the Company, nor any of its affiliates, or, to the best of its knowledge, any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Act) in connection with the offer or sale of the Shares.

     (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Shares under the Act.

     Section 3.1 Securities Compliance. The Company shall notify the SEC and NASD, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Shares, and the Common Stock issuable upon conversion thereof, to the Purchaser.

     Section 3.2 Registration and Listing. Until. at least two (2) years after all Shares have been converted into Registrable Securities, the Company will cause its Common Stock to continue to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under such Exchange Act, will comply with all requirements related to any registration statement filed pursuant to this Agreement and will not take any action or file any document (whether or not permitted by the Act or the Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Acts, except as permitted herein. Until at least two (2) years after all Shares have been converted into Common Stock the Company will take all action within its power to continue the listing or trading of its Common Stock on the NASDAQ Small Cap Market and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the NASD and NASDAQ. The covenants set forth in this Section 3.2 shall not be deemed to prohibit a merger, sale of all assets or other corporate reorganization if the entity surviving or succeeding to the Company is bound by this Agreement with respect to its securities issued in exchange for or in replacement of the Shares or Common Stock or the consideration received for or in replacement of the Shares or Common Stock is cash.

     Section 3.3 Right of First Refusal and Most-Favored-Nation Clause. If at any time during the period beginning on the fifth (5th) day prior to (but not including) the Closing Date and ending sixty (60) days immediately following the effective date of the Initial Registration, the Company proposes to issue Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, pursuant to an offering exempt from registration under the Act, the Company shall provide to Purchaser reasonable advance notice of all the terms of such proposed issuance. The Purchaser shall have the right to purchase or refuse to purchase all or any part of such securities proposed to be issued in such offering, and shall have at least seventy two (72) hours after receipt of such notice to review the terms of the proposed issuance.

     If the Company issues Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, at a time when any of the Shares remain outstanding, at an effective price per share of Common Stock which is lower than the conversion price of the Shares at that time, then the Company shall, within five (5) business days, deliver to each holder upon conversion an additional number of shares of Common Stock necessary to reduce the effective conversion price to such lower issue price. This Section shall not be applicable to issuances of Common Stock pursuant to (a) any business combination, acquisition transaction, stock or asset purchase undertaken by the Company or (b) any shareholder-approved option plan covering not more than 10% of the Company's outstanding stock.

     Section 4.1 Conditions Precedent to the Obligation of the Company to Sell the Shares. The obligation hereunder of the Company to issue and/or sell the Shares to the Purchaser is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Company at any time in its sole discretion.

     (a) Accuracy of the Purchaser's Representations and Warranting. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Purchaser. The Purchaser shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Purchaser at or prior to the Closing.

     (c) No Injunction. No statute, rule, regulation. executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (d) Legal action. No legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement.

     (e) Execution. The Purchaser shall have executed this Agreement, and delivered such Agreement to the Company.

     (f) Purchase Price. The Purchaser shall have delivered the Purchase Price in accordance with Section 1.3(b) above.

     Section 4.2 Conditions Precedent to the Obligation of the Purchaser to Purchase the Shares. The obligation hereunder of the Purchaser to acquire and pay for the Shares is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Purchaser at any time in its sole discretion.

     (a) Accuracy of the Company's Representations and Warranties. The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Company. The Company shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Company at or prior to the Closing.

     (c) NASDAO. From the date hereof to the Closing Date, trading in the Company's Common Stock shall not have been suspended by the SEC or the NASDAQ Small Cap Market (except for any suspension of trading of limited duration agreed to between the Company and the NASDAQ Small Cap Market solely to permit dissemination of material information regarding the Company), and trading in securities generally as reported by NASDAQ shall not have been suspended or limited or minimum prices shall not have been established on securities whose trades are reported by NASDAQ.

     (d) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (e) Opinion of Counsel Etc. The Purchaser shall have received before or at the Closing an opinion of counsel to the Company (covering, without limitation, such of the matters set forth in Section 2.2(a) through (e)), as are in form and substance reasonably satisfactory to the Purchaser and its counsel, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

     (f) Execution. The Company shall have executed this Agreement, and delivered such Agreement to the Purchaser.

     Section 5.1 Legend on Stock. Each certificate representing the Shares and, if necessary, Common Stock issued upon conversion thereof, shall be stamped or otherwise imprinted with a legend substantially in the following form:

THESE SECURITIES [AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF] HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAW OR, IN THE OPINION OF COUNSEL, REGISTRATION UNDER SUCH ACT OR APPLICABLE STATE SECURITIES LAW IS NOT REQUIRED IN CONNECTION WITH SUCH SALE OR OFFER, AND SUCH OPINION IS REASONABLY SATISFACTORY TO THE COMPANY.

     The Company agrees to reissue certificates representing the Shares or, if applicable, the Common Stock issued upon conversion thereof, without the legend set forth above at such time as (a) the holder thereof is permitted to dispose of such Shares (or securities issued upon conversion thereof) pursuant to Rule 144(k) under the Act, (b) the securities are sold to a purchaser or purchasers who (in the opinion of counsel to such holders, in form and substance reasonably satisfactory to the Company and its counsel) are able to dispose of such securities publicly without registration under the Act, or (iii) such securities are registered under the Act

     Section 6.1 Termination by Mutual Consent. This Agreement may be terminated at any time prior to the Closing by the mutual written consent of the Company, and the Purchaser.

     Section 6.2 Other Termination. This Agreement may be terminated by action of the Board of Directors or other governing body of the Purchaser or the Company at any time if the Closing shall not have been consummated by the fifth
(5th) business day following the date of this Agreement, provided that the party seeking to terminate the Agreement is not in breach of the Agreement.

     Section 6.3 Automatic Termination. This Agreement shall automatically terminate without any further action of either party hereto if the Closing shall not have occurred by the seventh (7th) business day following the date of this Agreement, provided, however, that any such termination shall not terminate the liability of any party which is then in breach of the Agreement.

     Section 7.1 Fees and Expenses. Except as otherwise set forth in Section 1.4 hereof with respect to the registration of Registrable Securities, the Company shall pay the fees, commissions and expenses of its advisers, brokers, finders, counsel, accountants and other experts, if any, and all other expenses associated therewith, and shall on the Closing Date reimburse ProFutures Special Equities Fund, L.P. up to $5,000 for fees and expenses of its counsel in connection with the preparation, negotiation and coordination of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Shares and Common Stock pursuant hereto.

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

     (b) The Company and the Purchaser each (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in the State of Texas for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. The Company and the Purchaser each consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this paragraph shall affect or limit any right to serve process in any other manner permitted by law.

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

     Section 7.4 Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be effective (a) upon hand delivery or delivery by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second (2nd) business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.

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

     Section 7.8 Survival. The representations and warranties of the Company and the Purchaser contained in herein and the agreements and covenants set forth in Sections 1.1 through 1.5, 3.1 through 3.3 and 7.1 through 7.16 shall survive the Closing for a period of two (2) years.

     Section 7.9 Publicity. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser without its consent, unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     Section 7.10 NASDAO. The term "NASDAQ" or "NASDAQ Small Cap Market" herein refers to the principal market on which the Common Stock of the Company is traded. If the Common Stock is listed on a securities exchange. or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" or "NASDAQ Small Cap Market" shall be deemed to refer to such exchange or other principal market.

     Section 7.11 Acceptance. Execution and delivery of this Agreement shall constitute an offer to purchase the Shares, which offer, unless previously revoked by the Purchaser, may be accepted or rejected by the Company, in its sole discretion for any cause or for no cause and without liability to the Purchaser. The Company shall indicate acceptance of this Agreement by signing as indicated on the signature page hereof.

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

     Section 7.14 Counterparts. This Agreement may be signed in multiple counterparts, which counterparts shall constitute one and the same original instrument.

     Section 7.15 Severability. If any portion of this Agreement shall be held illegal, unenforceable, void or voidable by any court each of the remaining terms hereof shall nevertheless remain in full force and effect as a separate contract.

     Section 7.16 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.




   [This space has been left blank intentionally. The signature page follows.]

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $500,000 (500 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         26,315 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      ProFutures Special Equities Fund, L.P.

Address of Purchaser:   % ProFutures Fund Management, Inc.
                        1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      74-2786952

Signature of Purchaser:                              Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ProFutures Special Equities Fund, L.P.
                 By ProFutures Fund Management, Inc., a General Partner


By:  ______________________________________
          (Signature)

Name:      /s/ Gary D. Halbert
Title:         President

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $150,000 (150 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         7,890 shares

The exact name(s)(Including correct,legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Gary D. Halbert

Address of Purchaser:   1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ Gary D. Halbert
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  _______________________________________

By:  ______________________________________
          (Signature)

Name:     ____________________________________________
Title:    ____________________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $100,000 (100 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         5,260 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      John F. Mauldin

Address of Purchaser:   1000 Ballpark in Arlington - Suite 216
                        Arlington, TX  76011

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ John F. Mauldin
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ________________________________


By:  ______________________________________
          (Signature)

Name:     _________________________________
Title:    _________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $200,000 (200 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         10,525 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Augustine Fund, L.P.

Address of Purchaser:   141 West Jackson Boulevard - Suite 2182
                        Chicago, IL  60604

Social Security or IRS Employer Identification Number(s):

      36-418-6782

Signature of Purchaser:                                  Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  Augustine Fund, L.P.
            By Augustine Capital Management, Inc., the General Partner

By:  ______________________________________
          (Signature)

Name:      /s/ Thomas Duszynski
Title:         Chief Operating Officer

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name: /s/ Bruce A. Shear
Title:    President

                                   SCHEDULE I

                                    PHC, INC.

                 RESOLUTIONS ESTABLISHING RIGHTS AND PREFERENCES
                    FOR SERIES B CONVERTIBLE PREFERRED STOCK

     RESOLVED, that there shall be a series of shares of the Corporation designated "Series B Convertible Preferred Stock"; that the number of shares of such series shall be 1,000, that the Corporation issue such shares, and that the rights and preferences of such series (the "6% Preferred") and the limitations or restrictions thereon, shall be as set forth herein.

     The following terms and conditions shall be adopted and incorporated by reference into the foregoing resolutions as if fully set forth therein:

     1. Dividends.

     (a) The holders of the 6% Preferred shall be entitled to receive out of any assets legally available therefor cumulative dividends at the rate of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment of any dividend on the Common Stock or any other class or series of stock of the Corporation. Such dividends shall accrue on any given share from the day of original issuance of such share and shall accrue from day to day whether or not earned or declared. If at any time dividends on the outstanding 6% Preferred at the rate set forth above shall not have been paid or declared and set apart for payment with respect to all preceding periods, the amount of the deficiency shall be fully paid or declared and set apart for payment, but without interest, before any distribution, whether by way of dividend or otherwise, shall be declared or paid upon or set apart for the shares of any other class or series of stock of the Corporation.

     (b) Any dividend payable on a dividend payment date may be paid, at the option of the Corporation, either (i) in cash or (ii) in shares of 6% Preferred valued at $1,000 per share, if the Common Stock issuable upon conversion of such shares has been registered for resale under the Securities Act of 1933, as amended (the "Act"), and the registration statement including a current prospectus with respect thereto remains in effect at the date of delivery of such shares, and if the Corporation shall have given written notice of its intention to pay such dividend in stock to all holders of the 6% Preferred at least ten (10) days before the record date for such dividend.

     2. Liquidation Preference, Redemption.

     (a) In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the 6% Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of any other class or series of shares, the amount of $1,000 per share plus any accrued but unpaid dividends (the "Liquidation Preference").

     (b) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation (other than a sale or transfer to a wholly-owned subsidiary of the Corporation), shall, at the option of the holders of the 6% Preferred, be deemed a liquidation, dissolution or winding up within the meaning of this
Section 2 if the shares of stock of the Corporation outstanding immediately prior to such transaction represent immediately after such transaction less than a majority of the voting power of the surviving corporation (or of the acquirer of the Corporation's assets in the case of a sale of assets). Such option may be exercised by the vote or written consent of holders of a majority of the 6% Preferred at any time within thirty (30) days after written notice (which shall be given promptly) of the essential terms of such transaction shall have been given to the holders of the 6% Preferred in the manner provided by law for the giving of notice of meetings of shareholders.

     (c) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be redeemed after the date on which a registration statement under the Act ("Registration Statement") has been declared effective (the "effective date"); provided the Corporation has given notice of its intention to redeem to the holders of the 6% Preferred at least five (5) days prior to the redemption date. In addition, if any conversion of 6% Preferred, when aggregated with all prior conversions, will cause the Company to issue a number of shares of Common Stock which exceeds twenty percent (20%) of the shares of Common Stock then issued and outstanding, the Company shall redeem such number of shares of 6% Preferred as is necessary to limit such issuance of Common Stock to twenty percent (20%) of the shares of Common Stock then issued and outstanding, unless the Company has previously obtained stockholder approval to issue in excess of twenty percent (20%) of the shares of Common Stock then issued and outstanding. If a redemption will occur under either of the preceding sentences, on the redemption date, the Corporation shall pay such holders by cashiers check or wire transfer in immediately available funds the amount of $1,300 per share of 6% Preferred plus all accrued but unpaid dividends. Promptly thereafter, the holders shall surrender the certificate or certificates representing the 6% Preferred, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation.

     3. 6% Preferred - Forced Conversion.

     (a) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning one (1) year after the date of issuance, on at least twenty (20) days' advance notice, at a conversion price determined as set forth in Section 4 hereof (the "Conversion Price") as of the date specified in such notice (the "Conversion Date") and otherwise on the terms set forth in Section 4 hereof, provided, that the Corporation may not exercise such right of conversion unless (i) the Closing Price (last trade price) of the Common Stock as reported by NASDAQ for the twenty (20) consecutive trading days prior to the date the Conversion Notice is mailed has not on any day been less than one hundred forty percent (140%) of the last trade price of the Company's Common Stock on the day of Closing (subject to adjustment for stock dividends, stock splits and reverse stock splits), and (ii) the shares issuable upon conversion of the 6% Preferred are registered for resale by an effective Registration Statement which became effective not more than one hundred twenty (120) days after the date of issuance of the 6% Preferred, and a current prospectus meeting the requirements of Section 10 of the Act is available for delivery at the Conversion Date.

     (b) At least twenty (20) days prior to the Conversion Date, written notice (the "Conversion Notice") shall be mailed, first class postage prepaid, by the Corporation to each holder of record of the 6% Preferred, at the address last shown on the records of the Corporation for such holder, notifying such holder of the conversion which is to be effected, specifying the Conversion Date and calling upon each such holder to surrender to the Corporation, in the manner and at the place designated, a certificate or certificates representing the number of shares of 6% Preferred held by such holder. Subject to the provisions of the following subsection (c), on or after the Conversion Date, each holder of 6% Preferred shall surrender to the Corporation the certificate or certificates representing the shares of 6% Preferred owned by such holder as of the Conversion Date, in the manner and at the place designated in the Conversion Notice, and thereupon the shares issuable upon such conversion shall be delivered as provided in Section 4(b) hereof.

     (c) If, on the Conversion Date, the registration condition specified in clause (ii) of subsection (a) shall not be satisfied, then no shares shall be converted and the Conversion Notice shall be deemed to be withdrawn. In such event, any certificates for 6% Preferred which have been surrendered for conversion shall be returned to the persons surrendering the same; provided, however, that if a holder has received shares of Common Stock upon conversion of 6% Preferred after the Conversion Notice was given but before the Conversion Date, such holder may elect either to retain such Common Stock or rescind such conversion by tendering such shares of Common Stock to the Corporation.

     (d) On the second anniversary of the issuance of the 6% Preferred, all then outstanding shares of 6% Preferred shall be automatically converted into Common Stock at the Conversion Price and otherwise pursuant to the applicable provisions set forth in Section 4 hereof.

     4. 6% Preferred - Optional Conversion. The holders of the 6% Preferred shall have optional conversion rights as follows:

     (a) Right to Convert. At any time after the earlier of (i) the date on which a Registration Statement has been declared effective, or (ii) the close of business on the ninety first (91st) day following the date of issuance of the 6% Preferred, shares of 6% Preferred shall become convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Preference of the 6% Preferred determined pursuant to Section 2 hereof on the date the notice of conversion is given, by (B) the Conversion Price determined as hereinafter provided in effect on the applicable conversion date.

     (b) Mechanics of Conversion. To convert shares of 6% Preferred into shares of Common Stock, the holder shall give written notice to the Corporation (which notice may be given by facsimile transmission) that such holder elects to convert the shares and shall state therein date of the conversion, the number of shares to be converted and the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. Promptly thereafter, the holder shall surrender the certificate or certificates representing the shares to be converted, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation; provided that the holder shall not be required to deliver the certificates representing such shares if the holder is waiting to receive all or part of such certificates from the Corporation. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such holder, against delivery of the certificates representing the shares which have been converted, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. The notice of conversion may be given by a holder at any time during the day up to 5:00 p.m. Boston, Massachusetts time and such conversion shall be deemed to have been made immediately prior to the close of business on the date such notice of conversion is given (a "conversion date"). The person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock at the close of business on such date.

     (c) Conversion, Redemption and Note Delivery Required. The Corporation acknowledges and understands that a delay in the issuance of the Common Stock upon conversion or pursuant to a redemption according to the provisions hereof, or a delay in delivering the Promissory Note set forth in Subsection (d) hereof, could result in economic loss to the holders of the 6% Preferred. As compensation to any holder when the Corporation has failed with respect to such holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day plus an amount equal to: (i) two percent (2%) of the total Purchase Price of Shares for the first thirty (30) day period after the date on which the Common Stock should have been issued by the Corporation (i.e., the end of the three (3) business day period described in Subsection (b)), shares of 6% Preferred redeemed by the Corporation or Promissory Note delivered to holder (i.e., the end of the three (3) business day period described in Subsection (d)), as applicable; plus (ii) an amount equal to three percent (3%) of the total Purchase Price of Shares for each subsequent thirty (30) day period thereafter. Amounts payable shall be pro-rated daily as to a periods of less than thirty
(30) days. Such amounts shall be paid to the holder at the end of each month in which such amounts have accrued. Payment shall be made immediately by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the holder. Each holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and. to enforce specifically the terms and provisions hereof, this being, in addition to any other remedy to which a holder may be entitled by law or equity.

     (d) Determination of Conversion Price:

     (i )The "Conversion Price" for purposes of hereof shall be equal to eighty percent (80%) of the average of the closing bid prices of the Common Stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date); provided, however, that in no event may the Conversion Price be more than three dollars and twenty cents ($3.20) (the "Maximum Conversion Price") or less than an amount equal to the closing bid price per share of the Common Stock on the date of issuance minus fifty cents ($0.50) (the "Minimum Conversion Price"). If, but for this Section 4(d)(i), the Conversion Price would have been below Minimum Conversion Price, the Company shall pay the holder by delivering to holder a Promissory Note, the form which has been delivered to the Corporation and is incorporated herein by reference, bearing the principal amount equal to the difference between (A) the number of shares of Common Stock that would have been issued at the amount the Conversion Price would have been but for this Section 4(d)(i) multiplied by 100% of the closing bid price of the Common Stock on the conversion date as determined in accordance with the Subsection (d) (the latter amount being referred to herein as the "Conversion Date Price"), minus (B) the number of shares of Common Stock actually issued pursuant to the conversion multiplied by the Conversion Date Price. Such Promissory Note shall be delivered to holder by the third (3rd) day following the applicable conversion date.

     (ii) The "closing bid price" of the Common Stock on a trading day shall be the closing bid price of the Common Stock on the NASDAQ Small Cap Market or any other principal securities price quotation system or market on which prices of the Common Stock are reported. The term "trading day" means a day on which trading is reported on the principal quotation system or market on which prices of the Common Stock are reported.

     (iii) If, during the period of consecutive trading days provided for above, the Corporation shall declare or pay any dividend on the Common Stock payable in Common Stock or in rights to acquire Common Stock, or shall effect a stock split or reverse stock split, or a combination, consolidation or reclassification of the Common Stock, the Conversion Price, Maximum Conversion Price and Minimum Conversion Price shall be proportionately decreased or increased, as appropriate, to give effect to such event.

     (e) Distributions. If the Corporation shall at any time or from time to time make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation or any of its subsidiaries other than additional shares of Common Stock, then in each such event provision shall be made so that the holders of 6% Preferred shall receive, upon the conversion thereof, the securities of the Corporation which they would have received had they been the owners on the date of such event of the number of shares of Common Stock issuable to them upon conversion.

     (f) Certificates as to Adjustments. Upon the occurrence of any adjustment or readjustment of the Conversion Price, the Maximum Conversion Price and Minimum Conversion Price pursuant to this Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and cause the independent public accountants regularly employed to audit the financial statements of the Corporation to verify such computation and prepare and furnish to each holder of 6% Preferred a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of 6%. Preferred, furnish or cause to be furnished to such holder a like certificate prepared by the Corporation setting forth (i) such adjustments and readjustments, and (ii) the number of other securities and the amount, if any, of other property which at the time would be received upon the conversion of 6% Preferred with respect to each share of Common Stock received upon such conversion.

     (g) Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any security or right convertible into or entitling the holder thereof to receive additional shares of Common Stock, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Corporation shall mail to each holder of 6% Preferred at least ten (10) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution, security or right and the amount and character of such dividend, distribution, security or right.

     (h) Issue Taxes. The Corporation shall pay any and all issue and other taxes, excluding any income, franchise or similar taxes, that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of shares of 6% Preferred pursuant hereto; provided, however, that the Corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

     (i) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the 6% Preferred, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 6% Preferred, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 6% Preferred, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain any requisite shareholder approval.

     (j) Fractional Shares. No fractional shares shall be issued upon the conversion of any share or shares of 6% Preferred. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of 6% Preferred by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors of the Corporation or an authorized Committee thereof).

     (k) Notices. Any notice required by the provisions of this Section to be given to the holders of shares of 6% Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at its address appearing on the books of the Corporation.

     (1) Reorganization or Merger. In case of any reorganization or any reclassification of the capital stock of the Corporation or any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Corporation to any other person (other than a sale or transfer to a wholly owned subsidiary of the Corporation), and the holders of 6% Preferred do not elect to treat such transaction as a liquidation, dissolution or winding up as provided in Section 2 hereof, then, as part of such reorganization, consolidation, merger or sale, provision shall be made so that each share of 6% Preferred shall thereafter be convertible into the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of Common Stock deliverable upon conversion of such share of 6% Preferred would have been entitled upon the record date of (or date of, if no record date is fixed) such event and, in any case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the 6% Preferred, to the end that the provisions set forth herein shall thereafter be applicable, as nearly as equivalent as is practicable, in relation to any shares of stock or the securities or property (including cash) thereafter deliverable upon the conversion of the shares of 6% Preferred.

     5. Re-issuance of Certificates. In the event of a conversion (or, if applicable, redemption) of 6% Preferred in which less than all of the shares of 6% Preferred of a particular certificate are converted or redeemed, as the case may be, the Corporation shall promptly without delay cause to be issued and delivered to the holder of such certificate, a certificate representing the remaining shares of 6% Preferred which have not been so converted or redeemed.

     6. Other Provisions. For all purposes of this Resolution, the term "date of issuance" and the terms "Closing" or "Closing Date" shall mean the day on which shares of the 6% Preferred are first issued by the Corporation. Any provision herein which conflicts with or violates any applicable usury law shall be deemed modified to the extent necessary to avoid such conflict or violation. The term "NASDAQ" herein refers to the principal market on which the Common Stock of the Corporation is traded. If the Common Stock is listed on a securities exchange, or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" shall be deemed to refer to such exchange or other principal market.

     7. Restrictions and Limitations. The Corporation shall not undertake the following actions without the consent of the holders of a majority of the 6%
Preferred: (i) modify its Articles of Organization or Bylaws so as to amend or change any of the rights, preferences, or privileges of the 6% Preferred, (ii) authorize or issue any other preferred equity security senior to or on a parity with the 6% Preferred as to dividends, liquidation preferences, conversion rights, redemption rights or other rights, preferences or privileges for a period of thirty (30) days after Closing, as applicable or (iii), purchase or otherwise acquire for value any Common Stock or other equity security of the Corporation either junior or senior to or on a parity with the 6% Preferred while there exists any arrearage in the payment of cumulative dividends hereunder other than redemptions of stock from terminating employees pursuant to contractual rights in favor of the Corporation.

     8. Voting Rights. Except as provided herein or as provided for by law, the 6% Preferred shall have no voting rights.

     9. Attorney's Fees. Any holder of 6% Preferred shall be entitled to recover from the Corporation the reasonable attorneys' fees and expenses incurred by such holder in connection with enforcement by such holder of any obligation of the Corporation hereunder.

     10. No Adverse Actions. The Corporation shall not in any manner, whether by amendment of the Articles of Organization (including, without limitation, any vote establishing a class or series of stock), merger, reorganization, recapitalization, consolidation, sales of assets, sale of stock tender offer, dissolution or otherwise, take any action, or permit any action to be taken, solely or primarily for the purpose of increasing the value of any class of stock of the Corporation if the effect of such action is to reduce the value or security of the 6% Preferred.

                     EXHIBIT A to the Subscription Agreement

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March ___, 1998

     1. Basic Terms. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the registered holder specified below or its registered assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase ______ ( ) (number to be pro-rated for a total of 50,000 share) shares of the Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

              Holder:



              Exercise   Price  per   share:   ______   Dollars   and   ______
              Cents ($     )per share

                               [This amount will be the Closing Bid Price of the
                                Corporation's Common Stock on the Issue Date]

     Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The Corporation represents and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and non-assessable and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant.

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the issue date. To exercise this Warrant, the Holder shall surrender this Warrant at the principal office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant. The principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to receive shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     4. Cashless Exercise.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

     If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number an kind of securities or other property purchasable under this Warrant resulting from the event and settin forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until, and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant.All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  ________________________________
                                                 Authorized Officer


                                       Printed Name:  _______________________
                                       Title:  ______________________________

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________________
       ________________________________
                 Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________         ____________________________________
                                            Signature

      Incorporated by Reference into the Resolutions Establishing Right and
              Preferences for Series B Convertible Preferred Stock.


                          PROMISSORY NOTE (the "Note")



Date:  __________________,  ________________________

Maker: PHC, Inc.

Maker's Mailing Address:     200 Lake Street -- Suite 102
                             Peabody, Massachusetts 01960

Payee:

Place for Payment:

Principal Amount: $_________________________________

Annual Interest Rate on Unpaid Principal From Date: Eight percent (8%).

Annual Past Due  Interest  Rate on Unpaid  Principal  from  Maturity to Payment:
Fifteen percent (15%).

Terms of Payment: Principal and interest shall be due and payable in six (6) equal consecutive monthly payments of $ ________________ (based on a six (6) month amortization) with the first payment being due and payable on the first day of _____________________.

The Maker promises to pay to the order of Payee at the place for payment and according to the terms of payment the outstanding principal and accrued interest at the rates stated above. All unpaid amounts owing on this Note shall be due by the final scheduled payment date of ________________________.

Additional Provisions:

If Maker defaults in the payment of this Note, or in any instrument securing or collateral to it, then Payee may declare the unpaid principal balance of this Note and all accrued interest immediately due and payable. Maker and each surety, endorser, and guarantor or other party liable for the payment of any sums of money payable on this Note severally waive all demands for payment, presentations for payment, notices of dishonor, notices of intention to accelerate maturity, notices of acceleration of maturity, protests, and notices of protest, to the extent permitted by law.

     If this Note or any instrument securing or collateral to it is given to an attorney for collection or enforcement. or if suit is brought for collection or enforcement or if it is collected or enforced through probate, bankruptcy, or other judicial proceedings then Maker shall pay Payee all costs of collection and enforcement, including reasonable attorneys fees and court costs, in addition to other amounts due.


                           PHC. INC., PROMISSORY NOTE
Page 1

     Interest that may be contracted for, taken, reserved, charged or received under law; any interest in excess of that maximum amount shall be credited on the principal of the debt or, if that has been paid, refunded. On any acceleration or required or permitted prepayment, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal of the debt or, if the principal of the debt has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the debt.

     When the context requires, singular nouns and pronouns include the plural.

     This Note is to be governed and construed in accordance with the laws of the State of Texas.

     MAKER, FOR GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, (I) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT AND OTHER COURTS OF THE UNITED STATES SITTING IN TEXAS FOR THE PURPOSES OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT AND (ii) HEREBY WAIVES, AND AGREES NOT TO ASSERT IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER. MAKER CONSENTS TO PROCESS BEING SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING BY MAILING A COPY THEREOF TO MAKER AT ITS MAIN BUSINESS OFFICE AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE GOOD AND SUFFICIENT SERVICE OF PROCESS AND NOTICE THEREOF. NOTHING IN THIS PARAGRAPH SHALL AFFECT OR LIMIT ANY RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW.

     Executed as of date first above written.

                  PHC Inc., a Massachusetts corporation

                  By:  _______________________________________
                  Name of
                  Authorized Officer:  __________________________
                  Title:  ______________________________________








                           PHC. INC., PROMISSORY NOTE
Page 2

                     EXHIBIT B to the Subscription Agreement

Section 2.2(a): PHC, Inc. Subsidiaries:

PHC of Utah, Inc.                       Pioneer Counseling of Virginia, Inc.
D/B/A Highland Ridge Hospital           (80% Owned)
4578 Highland Drive                     D/B/A Pioneer Counseling of Virginia
Salt Lake City, UT 94117                D/B/A Counseling Associates of Virginia
                                        400 East Burwell street
                                        Salem, VA 24153

PHC of Virginia, Inc.                   PHC of Kansas, Inc.
D/B/A Mount Regis Center                D/B/A Total Concept EAP
D/B/A Changes                           7451 Szwitzer, Suite 101
405 Kimball Avenue                      Shawnee Mission, KS 66203
Salem, VA 24153

Quality Care Centers of Mass, Inc.      PHC of California, Inc.
D/B/A Franvale Nursing & Rehab Center   D/B/A Marin Grove
20 Pond Street                          42 Grove Street
Braintree, MA 02194                     San Rafael, CA 94901

PHC of Nevada, Inc.                     Professional Health Associates
D/B/A Harmony Healthcare                94-19 59 Avenue
2340 Paseo del Prado, Bldg.D           Elmhum NY 11373
Las Vegas, NV 89102

Northpoint - Pioneer, Inc.              STL, Inc.
D/B/A Pioneer Counseling Center         200 Lake Street
31700 W. 13 Mile; Suite 201             Suite 102
Farmington Hills, MI 48334              Peabody, MA 0 1960

BSC-NY, Inc.                            Harmony Behavioral Health
D/B/A Behavioral Stress Center          2340 Paseo del Prado, Bldg.D
94-19 59 Avenue                         Las Vegas, NV 89102
Elmhurst, NY 11373

PHC of Michigan, Inc.                   PHC of Rhode island, Inc.
D/B/A Harbor Oaks Hospital              D/B/A Good Hope Center
35031 23 Mile Road                      P.O. Box 1491
New Baltimore, MI 48047                 Coventry, RI 02816-0029

                               EXHIBIT B (cont'd.)
     Section 2.2(f):

     The Company failed to file two years' of audited financial statements for Behavioral Stress Centers, Inc. and Clinical Diagnostics and Clinical Associates, as described in the December 18, 1996 letter from Choate, Hall & Stewart to Mr. Robert Bayless of the Securities and Exchange Commission.

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns "Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Twenty Six Thousand Three Hundred Fifteen (26,315) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

     Holder: ProFutures Special Equities Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporations Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.


     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at he end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant,. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)

For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________             _____________________________________
                                               Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________          __________________________________
                                                Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Seven Thousand Eight Hundred Ninety (7,890) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

         Holder:                                Gary D. Halbert


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock s at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA", the average of the daily market prices of such stock on the ten
(10) trading days immediately preceeding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restriction s on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement hall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee: ____________________________________________

Address:  ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________       ________________________________
                                         Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________________
       __________________________________
                  Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Five Thousand Two Hundred Sixty (5,260) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:      John F. Mauldin


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. he Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted t be given to the Holder shall be in writing and shall be given by first class mail, postage repaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:
Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  _________________________         _____________________________________
                                             Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________         ____________________________________
                                          Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.
                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Ten Thousand Five Hundred Twenty Five (10,525) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:                                 Augustine Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.
                                      - 2 -

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of
1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.




                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________                 ________________________________
                                                Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________              _________________________________
                                                 Signature

Exhibit 10.133

                            ASSET PURCHASE AGREEMENT


     This Asset Purchase Agreement is made and entered into as of the 2nd day of February, 1998, by and between Lexington Healthcare Group, Inc., a Delaware corporation having its principal place of business at 35 Park Place, New Britain, Connecticut 06052 (together with its successors and assigns hereinafter collectively referred to as the "Buyer"), and Quality Care Centers of Massachusetts, a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 (together with its successors and assigns hereinafter collectively referred to as the "Seller").

                              W I T N E S S E T H:

     WHEREAS, the Seller owns and leases certain assets in connection with, and operates the 128-bed licensed skilled nursing care facility known as, Franvale Nursing and Rehabilitation Center at 20 Pond Street, Braintree, Massachusetts 02184 (the "Facility"); and

     WHEREAS, the Buyer desires to acquire from the Seller, and the Seller desires to sell to the Buyer, certain of the assets of the Seller used in connection with the operation of the Facility, all upoExhibit 4.28


                             SUBSCRIPTION AGREEMENT

                                    PHC, INC.


THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION AGREEMENT (AS IT MAY BE AMENDED FROM TIME TO TIME, THE "AGREEMENT") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR UNDER THE APPLICABLE SECURITIES LAWS OF ANY STATE AND WILL BE OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THESE LAWS BY VIRTUE OF PHC, INC.'S INTENDED COMPLIANCE WITH SECTIONS 3(b), 4(2) AND 4(6) OF THE SECURITIES ACT, THE PROVISIONS OF REGULATION D UNDER SUCH ACT AND SIMILAR EXEMPTIONS UNDER STATE LAW. THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), ANY STATE SECURITIES COMMISSION OR ANY OTHER REGULATORY AUTHORITY. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

     The undersigned purchaser (hereafter, the "Purchaser") hereby offers to purchase certain Series B Convertible Preferred Stock (referred to herein as a "Share" or collectively as "Shares") of PHC, Inc. (the "Company"), a publicly held corporation formed under the laws of the Commonwealth of Massachusetts.
This offer to purchase may, for any reason whatsoever, be revoked by the Purchaser or rejected by the Company prior to acceptance of this offer by the Company.

     Section 1.1 Purchase and Sale of Shares. Upon the following terms and conditions, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company, the number of Shares indicated herein, which Shares shall have the rights, designations and preferences set forth in Schedule I hereto.

     Section 1.2 Purchase Price. The purchase price for the Shares (the "Purchase Price") shall be $1,000 per Share.

     Section 1.3 The Closing.

     (a) The closing of the purchase and sale of the Shares (the "Closing"), shall take place at the law offices of Arent, Fox, Kintner, Plotkin & Kahn, 1050 Connecticut Avenue, N.W., Washington, D.C. 20036, at 10:00 a.m., local Washington, D.C. time, on the later of the following: (i) the date on which the last to be fulfilled or waived of the conditions set forth in Section 4.1 and
4.2 hereof and applicable to the Closing shall be fulfilled or waived in accordance herewith, or (ii) such other time and place and/or on such other date as the Purchaser and the Company may agree. The date on which the Closing occurs is referred to herein as the "Closing Date."

     (b) On the Closing Date, the Company shall deliver to the Purchaser (i) a certificate representing the Shares registered in the name of the Purchaser or deposit such Shares into accounts designated by the Purchaser and (ii) the Warrant for the number of shares of the Company's Common Stock indicated herein, in the form attached hereto as Exhibit A, incorporated herein by reference. The Purchaser shall on the Closing Date deliver to the Company the Purchase Price for all the Shares by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Company. In addition, each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

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

     (ii) The term "Registrable Securities" means the shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock"), issuable upon conversion of shares of the Shares and upon exercise of the Warrant, or upon conversion of any other stock issued in payment of dividends on the Shares or otherwise issuable pursuant to this Agreement or the provisions of Schedule I hereto, and any securities of the Company or securities of any successor corporation issued as, or issuable upon the conversion or exercise of any warrant right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the Shares.

     (iii) The term "holder of Registrable Securities" means the Purchaser and any permitted assignee of registration rights pursuant to Section 1.4(h).

     (b) (i) The Company shall as soon as possible file a registration statement on Form SB-2 or Form S-3 covering at least 200% of the number of Registrable Securities which would then be issuable upon conversion of the Shares at the conversion price then in effect, and shall use its best efforts to cause such registration statement to become effective on or before ninety (90) days after the Closing Date (the "Initial Registration"). In the event such registration is not so declared effective or does not include all Registrable Securities, a holder of Registrable Securities shall have the right to require by notice in writing that the Company register all or any part of the Registrable Securities held by such holder (a "Demand Registration") and the Company shall thereupon effect such registration in accordance herewith (which may include adding such shares to an existing shelf registration). The parties agree that if the holder of Registrable Securities demands registration of less than all of the Registrable Securities, the Company, at its option, may nevertheless file a registration statement covering all of the Registrable Securities. If such registration statement is declared effective with respect to all Registrable Securities and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4, the demand registration rights granted pursuant to this Subsection (b)(i) shall cease. If such registration statement is not declared effective with respect to all Registrable Securities or if the Company is not in compliance with such obligations, the demand registration rights described herein shall remain in effect.

     (ii) The Company shall not be obligated to effect a Demand Registration under Subsection (b)(i) above: (A) if all of the Registrable Securities held by the holder of Registrable Securities which are demanded to be covered by the Demand Registration are, at the time of such demand, included in an effective registration statement and the Company is in compliance with its obligations under Subsection (d) of this Section 1.4; (B) if all of the Registrable Securities may be sold under Rule 144(k) of the Act and the Company's transfer agent has accepted an instruction from the Company to such effect; or (C) at any time after two (2) years from the Closing Date.

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

     (iv) (A) If the Company is advised by the SEC that a registration statement filed hereunder is subject to a "no-review" and such registration statement is not declared effective within five (5) business days thereafter (an
"Acceleration Date") or, irrespective of the SEC review, a registration statement is not declared effective by the ninety first (91st) day after the Closing Date (the "Target Date"), the Company shall pay Purchaser as liquidated damages an amount equal to two percent (2%) of the total Purchase Price of the Shares for each thirty (30) day period following the earlier of the Acceleration Date or Target Date, as applicable, until such time as the registration statement is declared effective; provided, however, that such damages shall not be payable if the failure to meet the Acceleration Date or Target Date, as applicable, is due to action or inaction by Purchaser with respect to providing information for the registration statement. The payment set forth above shall be pro-rated daily as to any period of less than thirty (30) days. Such payment shall be made to the Purchaser either (I) by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser or (II) in Shares, the number of which shall be equal to the amount due under this Subsection divided by $1,000 per Share. The foregoing amount shall be paid irrespective of the amount of Registrable Securities then held by Purchaser.

     (B) If, following effectiveness of a registration, either the effectiveness of the registration statement is suspended or a current prospectus meeting the requirements of Section 10 of the Act is not available for delivery by the Purchaser (either referred to herein as a "suspension"), the Company shall thereupon pay to Purchaser as liquidated damages an amount equal to two percent (2%) of the Purchase Price of the Shares for each thirty (30) day period of the suspension. The payment set forth above shall be pro-rated daily as to periods of less than thirty (30) days. Such payment shall be made to the Purchaser by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Purchaser, and shall be paid irrespective of the amount of Registrable Securities held by Purchaser on or after the date following the suspension.

     (C) Any amount payable pursuant to the foregoing provisions of this Subsection (iv) shall be delivered on or before the fifth (5th) day following the end of the calendar month in which such payment obligation arose. The "Purchase Price" of Registrable Securities shall be (1) if derived from conversion or substitution of Shares, the Purchase Price of the Shares, and (2) if received in satisfaction of a Company obligation, the dollar amount of such obligation.

     (D) This Subsection is in addition to the provisions of Section 7.2(a) hereof.

     (c) If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than the Purchaser) any of its stock or other securities under the Act in connection with a public offering of such securities (other than a registration on Form S-4, Form S-8 or other limited purpose form) and all Registrable Securities have not theretofore been included in a registration statement under Subsection (b) of this Section
1.4 which remains effective, the Company shall, at such time, promptly give all holders of Registrable Securities written notice of such registration. Upon the written request of any holder of Registrable Securities given within twenty (20) days after receipt of such notice by the holder of Registrable Securities, the Company shall use its best efforts to cause to be registered under the Act all Registrable Securities that such holder of Registrable Securities requests to be registered. However, the Company shall have no obligation under this Subsection
(c) if (i) the Registrable Securities may be sold without registration under Rule 144(k) and the Company's transfer agent has accepted an instruction from the Company to such effect, (ii) the Registration Statement is filed more than two (2) years after the Closing Date, or (iii) to the extent that, with respect to any underwritten offering initiated by the Company later than one calendar year following the Closing, the managing underwriter of such offering reasonably notifies such holder(s) in writing of its determination that the Registrable Securities or a portion thereof shall be excluded therefrom.

     (d) Whenever  required under this Section 1.4 to effect the registration of
any  Registrable   Securities   including,   without  limitation,   the  Initial
Registration, the Company shall, as expeditiously as reasonably possible:

     (i) Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration to become effective as provided in Section 1.4(b)(i), and keep such registration statement effective for so long as any holder of Registrable Securities desires to dispose of the securities covered by such registration statement; provided, however, that in no event shall the Company be required to keep the Registration Statement effective for a period greater than two (2) years from the Closing Date;

     (ii) Respond to comments made by the SEC with respect to a registration statement filed pursuant to this Agreement within ten (10) business days after the date of the comment letter, and prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement and notify the holders of the filing and effectiveness of such Registration Statement and any amendments or supplements;

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

     (viii) Make available for inspection by the holder of Registrable Securities, upon request, all SEC Documents (as defined below) filed subsequent to the Closing and require the Company's officers, directors and employees to supply all information reasonably requested by any holder of Registrable Securities in connection with such registration statement: and

     (ix) Furnish to each holder of Registrable Securities prompt notice of the commencement of any stop-order proceedings under the Act, together with copies of all documents in connection therewith, and use its best efforts to obtain withdrawal of any such stop order as soon as possible.

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

     (iii) Promptly after receipt by any indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against another party (the "indemnifying party") hereunder, notify such party in writing thereof, but the omission so to notify such party shall not relieve such party from any Liability which it may have to the indemnified party other than under this Section and shall only relieve it from any Liability which it may have to the indemnified party under this section if and to the extent an indemnifying party is materially prejudiced by such omission. In case any such action shall be brought against any indemnified party and such indemnified party shall notify an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to the indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to the indemnified party under this section for any legal expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided however, that if the defendants in any such action include both parties and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to them which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of one such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred.

     (g) (i) With respect to the inclusion of Registrable Securities in a registration statement pursuant to Subsections (b) or (c), all fees, costs and expenses of and incidental to such registration, inclusion and public offering shall be borne by the Company, provided, however, that any securityholders participating in such registration shall bear their pro-rata share of the underwriting discounts and commissions, if any, incurred by them in connection with such registration.

     (ii) The fees, costs and expenses of registration to be borne by the Company as provided in this Subsection shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, and all legal fees and disbursements and other expenses of complying with state securities or Blue Sky laws of any jurisdiction or jurisdictions in which securities to be offered are to be registered and qualified. Subject to appropriate agreements as to confidentiality, the Company shall make available to the holders of Registrable Securities and their counsel its documents and personnel for due diligence purposes. Except as otherwise provided herein, fees and disbursements of counsel and accountants for the selling security holders shall be borne by the respective selling security holders.

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

     Section 1.5 Company Standoff, Except in a corporate reorganization, business combination, stock or asset purchase, merger or consolidation, under existing employee stock incentive or purchase plans or pursuant to this Agreement, the Company shall not for its own account effect any public sale or distribution of any securities similar to the Registrable Securities or any securities exercisable for or convertible or changeable into the Registrable Securities during the thirty (30) days prior to, and during the sixty (60) days immediately following, the effective date of any registration statement filed or amended pursuant to Section 1.4(b); provided, however, that the Company may effect such public sale or distribution during the sixty (60) days immediately following the effective date of such registration statement if such sale or distribution of securities is at a price equal to or greater than 125% of the last trade price of the Company's Common Stock on the day of Closing.

     Section 2.1 Representations and Warranties of the Purchaser. The Purchaser makes the following representations and warranties to the Company.

     (a) Accredited Investor. The Purchaser is an "accredited investor", as such term is defined in Rule 50 1 (a) of Regulation D, promulgated under the Act.

     (b) Speculative Investment. The Purchaser is aware that an investment in the Shares is highly speculative and subject to substantial risks. The Purchaser is capable of bearing the high degree of economic risk and the burden of this venture, including, but not limited to, the possibility of complete loss of the Purchaser's investment in the Shares and underlying Common Stock which make liquidation of this investment impossible for the indefinite future.

     (c) Disposition. The Purchaser understands that (i) except as provided for in Section 1.4, the Shares and underlying Common Stock of the Company (the "Securities"), have not been and are not being registered under the Securities Act or any applicable state securities laws, and may not be transferred unless
(A) subsequently registered thereunder, or (B) the Securities may be sold or transferred pursuant to an exemption from securities registration under the Securities Act and any applicable state securities laws or (C) sold pursuant to Rule 144, promulgated under the Securities Act (or any successor Rule), or (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of such Rule and further, if such Rule is not applicable, any resale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the Securities Act) may require compliance with another exemption under the Securities Act or the rules of the SEC thereunder. Notwithstanding any provision to the contrary contained herein, a holder may pledge such Securities as collateral for a revolving credit note pursuant to a loan and security agreement with a lending institution.

     (d) Privately Offered. The offer to acquire the Shares was directly communicated to the Purchaser in such manner that the Purchaser was able to ask questions of and receive answers concerning the terms and conditions of this transaction. At no time was the Purchaser presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising.

     (e) Purchase for Investment, The Securities are being acquired solely for the Purchaser's own account, for investment, and are not being purchased with view to the resale, distribution, subdivision or fractionalization thereof without proper registration with applicable securities administrators.

     Section 2.2 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

     (a) Organizations and Qualifications. The Company is a corporation duly incorporated and existing in good standing under the laws of the Commonwealth of Massachusetts and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries except as listed in Exhibit B, attached hereto and incorporated herein by reference. The Company and each such subsidiary, if any, is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary other than those in which the failure so to qualify would not have a Material Adverse Effect. "Material Adverse Effect", for purposes of this Agreement, means any adverse effect on the business operations, properties, prospects, or financial condition of the entity with respect to which such term is used and which is material to such entity and other entities controlled by such entity taken as a whole.

     (b) Authorizations Enforcement. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue the Shares and Registrable Securities in accordance with the terms hereof, (ii) the execution and delivery of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Company or its Board of Directors or stockholders is required, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditor' rights and remedies or by other equitable principles of general application) and (v) prior to the Closing Date, any necessary Certificate of Amendment to the Company's Charter authorizing Company to issue all of the Shares and Registerable Securities, in accordance with Schedule 1, will have been filed with the Massachusetts Secretary of State and will be in full force and effect enforceable against the Company in accordance with the terms of such amended Charter.

     (c) Authorized Capital Rights or Commitments to Stock. The authorized capital stock of the Company consists of 22,200,000 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock; there are 4,704,956 shares of Common Stock issued and 730,292 shares of Class B Common Stock outstanding; there are no shares of such Preferred Stock issued and outstanding; and, upon issuance of the Shares in accordance with the terms hereof, there will be 4,704,956 shares of Class B Common Stock and 950 shares of such Preferred Stock issued and outstanding.

      All of the outstanding shares of the Company's Common Stock have been validly issued and are fully paid and nonassessable. Except as set forth in Exhibit B hereto or as described in the SEC Documents, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company, or contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of capital stock of the Company or options, warrants, scrip, rights to subscribe to, or commitments to purchase or acquire, any shares. or securities or rights convertible into shares, of capital stock of the Company. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Articles of Organization as in effect on the date hereof (the "Charter"), and the Company's By-Laws, as in effect on the date hereof (the "By-Laws").

     (d) Issuance of Shares. The issuance of the Shares has been duly authorized and, when paid for and issued in accordance with the terms hereof, the shall be validly issued, fully paid and non-assessable and entitled to the rights and preferences set forth in Schedule I hereto. The Common Stock issuable upon conversion of the Shares will be duly authorized and reserved for issuance and, upon conversion, will be validly issued, fully paid and non-assessable and the holders shall be entitled to all rights and preferences accorded to a holder of Common Stock.

     (e) No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby do not and will not (i) result in a violation of the Company's Charter or By-Laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any federal, state, local or foreign law, rule, regulation, order, judgment or decree (including Federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or assets of the Company or any of its subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect); provided that, for purposes of such representation as to Federal, state, local or foreign law, rule or regulation, no representation is made herein with respect to any of the same applicable solely to the Purchaser and not to the Company. The business of the Company is not being conducted in violation of any law, ordinance or regulations of any governmental entity, except for violations which either singly or in the aggregate do not and will not have a Material Adverse Effect. The Company is not required under Federal, state or local law, rule or regulation in the United States to obtain any consent, authorization or order of, or make any filing (other than any filing of a vote establishing a class or series of stock with the Massachusetts Secretary of State) or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Shares in accordance with the terms hereof (other than any SEC, NASD or state securities filings which may be required to be made by the Company subsequent to the Closing, and any registration statement which may be filed pursuant hereto); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) SEC Documents, Financial Statements. The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, except as set forth in Exhibit B, the Company has filed on a timely basis all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d), in addition to one or more registration statements and amendments thereto heretofore filed by the Company with the SEC under the Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "SEC Documents"). The Company directly or through its agent has delivered to the Purchaser true and complete copies of the SEC Documents except for the exhibits and incorporated documents. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement.

     Except as set forth in Exhibit B, as of their respective dates the SEC Documents complied in all material respects with the requirements of the Act or the Exchange Act as the case may be and the rules and regulations of the SEC promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such SEC Documents, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in Exhibit B, the financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

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

     (j) No General Solicitation. Neither the Company, nor any of its affiliates, or, to the best of its knowledge, any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Act) in connection with the offer or sale of the Shares.

     (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Shares under the Act.

     Section 3.1 Securities Compliance. The Company shall notify the SEC and NASD, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Shares, and the Common Stock issuable upon conversion thereof, to the Purchaser.

     Section 3.2 Registration and Listing. Until. at least two (2) years after all Shares have been converted into Registrable Securities, the Company will cause its Common Stock to continue to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under such Exchange Act, will comply with all requirements related to any registration statement filed pursuant to this Agreement and will not take any action or file any document (whether or not permitted by the Act or the Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Acts, except as permitted herein. Until at least two (2) years after all Shares have been converted into Common Stock the Company will take all action within its power to continue the listing or trading of its Common Stock on the NASDAQ Small Cap Market and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the NASD and NASDAQ. The covenants set forth in this Section 3.2 shall not be deemed to prohibit a merger, sale of all assets or other corporate reorganization if the entity surviving or succeeding to the Company is bound by this Agreement with respect to its securities issued in exchange for or in replacement of the Shares or Common Stock or the consideration received for or in replacement of the Shares or Common Stock is cash.

     Section 3.3 Right of First Refusal and Most-Favored-Nation Clause. If at any time during the period beginning on the fifth (5th) day prior to (but not including) the Closing Date and ending sixty (60) days immediately following the effective date of the Initial Registration, the Company proposes to issue Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, pursuant to an offering exempt from registration under the Act, the Company shall provide to Purchaser reasonable advance notice of all the terms of such proposed issuance. The Purchaser shall have the right to purchase or refuse to purchase all or any part of such securities proposed to be issued in such offering, and shall have at least seventy two (72) hours after receipt of such notice to review the terms of the proposed issuance.

     If the Company issues Common Stock or securities convertible into or exercisable for Common Stock or other convertible securities, at a time when any of the Shares remain outstanding, at an effective price per share of Common Stock which is lower than the conversion price of the Shares at that time, then the Company shall, within five (5) business days, deliver to each holder upon conversion an additional number of shares of Common Stock necessary to reduce the effective conversion price to such lower issue price. This Section shall not be applicable to issuances of Common Stock pursuant to (a) any business combination, acquisition transaction, stock or asset purchase undertaken by the Company or (b) any shareholder-approved option plan covering not more than 10% of the Company's outstanding stock.

     Section 4.1 Conditions Precedent to the Obligation of the Company to Sell the Shares. The obligation hereunder of the Company to issue and/or sell the Shares to the Purchaser is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Company at any time in its sole discretion.

     (a) Accuracy of the Purchaser's Representations and Warranting. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Purchaser. The Purchaser shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Purchaser at or prior to the Closing.

     (c) No Injunction. No statute, rule, regulation. executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (d) Legal action. No legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement.

     (e) Execution. The Purchaser shall have executed this Agreement, and delivered such Agreement to the Company.

     (f) Purchase Price. The Purchaser shall have delivered the Purchase Price in accordance with Section 1.3(b) above.

     Section 4.2 Conditions Precedent to the Obligation of the Purchaser to Purchase the Shares. The obligation hereunder of the Purchaser to acquire and pay for the Shares is subject to the satisfaction, at or before the Closing, of each of the conditions set forth below. These conditions may be waived by the Purchaser at any time in its sole discretion.

     (a) Accuracy of the Company's Representations and Warranties. The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a particular date).

     (b) Performance by the Company. The Company shall have performed all agreements and satisfied all conditions required to be performed or satisfied by the Company at or prior to the Closing.

     (c) NASDAO. From the date hereof to the Closing Date, trading in the Company's Common Stock shall not have been suspended by the SEC or the NASDAQ Small Cap Market (except for any suspension of trading of limited duration agreed to between the Company and the NASDAQ Small Cap Market solely to permit dissemination of material information regarding the Company), and trading in securities generally as reported by NASDAQ shall not have been suspended or limited or minimum prices shall not have been established on securities whose trades are reported by NASDAQ.

     (d) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (e) Opinion of Counsel Etc. The Purchaser shall have received before or at the Closing an opinion of counsel to the Company (covering, without limitation, such of the matters set forth in Section 2.2(a) through (e)), as are in form and substance reasonably satisfactory to the Purchaser and its counsel, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

     (f) Execution. The Company shall have executed this Agreement, and delivered such Agreement to the Purchaser.

     Section 5.1 Legend on Stock. Each certificate representing the Shares and, if necessary, Common Stock issued upon conversion thereof, shall be stamped or otherwise imprinted with a legend substantially in the following form:

THESE SECURITIES [AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF] HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAW OR, IN THE OPINION OF COUNSEL, REGISTRATION UNDER SUCH ACT OR APPLICABLE STATE SECURITIES LAW IS NOT REQUIRED IN CONNECTION WITH SUCH SALE OR OFFER, AND SUCH OPINION IS REASONABLY SATISFACTORY TO THE COMPANY.

     The Company agrees to reissue certificates representing the Shares or, if applicable, the Common Stock issued upon conversion thereof, without the legend set forth above at such time as (a) the holder thereof is permitted to dispose of such Shares (or securities issued upon conversion thereof) pursuant to Rule 144(k) under the Act, (b) the securities are sold to a purchaser or purchasers who (in the opinion of counsel to such holders, in form and substance reasonably satisfactory to the Company and its counsel) are able to dispose of such securities publicly without registration under the Act, or (iii) such securities are registered under the Act

     Section 6.1 Termination by Mutual Consent. This Agreement may be terminated at any time prior to the Closing by the mutual written consent of the Company, and the Purchaser.

     Section 6.2 Other Termination. This Agreement may be terminated by action of the Board of Directors or other governing body of the Purchaser or the Company at any time if the Closing shall not have been consummated by the fifth
(5th) business day following the date of this Agreement, provided that the party seeking to terminate the Agreement is not in breach of the Agreement.

     Section 6.3 Automatic Termination. This Agreement shall automatically terminate without any further action of either party hereto if the Closing shall not have occurred by the seventh (7th) business day following the date of this Agreement, provided, however, that any such termination shall not terminate the liability of any party which is then in breach of the Agreement.

     Section 7.1 Fees and Expenses. Except as otherwise set forth in Section 1.4 hereof with respect to the registration of Registrable Securities, the Company shall pay the fees, commissions and expenses of its advisers, brokers, finders, counsel, accountants and other experts, if any, and all other expenses associated therewith, and shall on the Closing Date reimburse ProFutures Special Equities Fund, L.P. up to $5,000 for fees and expenses of its counsel in connection with the preparation, negotiation and coordination of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Shares and Common Stock pursuant hereto.

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

     (b) The Company and the Purchaser each (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in the State of Texas for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. The Company and the Purchaser each consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this paragraph shall affect or limit any right to serve process in any other manner permitted by law.

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

     Section 7.4 Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be effective (a) upon hand delivery or delivery by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second (2nd) business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.

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

     Section 7.8 Survival. The representations and warranties of the Company and the Purchaser contained in herein and the agreements and covenants set forth in Sections 1.1 through 1.5, 3.1 through 3.3 and 7.1 through 7.16 shall survive the Closing for a period of two (2) years.

     Section 7.9 Publicity. The Company agrees that it will not disclose, and will not include in any public announcement, the name of the Purchaser without its consent, unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

     Section 7.10 NASDAO. The term "NASDAQ" or "NASDAQ Small Cap Market" herein refers to the principal market on which the Common Stock of the Company is traded. If the Common Stock is listed on a securities exchange. or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" or "NASDAQ Small Cap Market" shall be deemed to refer to such exchange or other principal market.

     Section 7.11 Acceptance. Execution and delivery of this Agreement shall constitute an offer to purchase the Shares, which offer, unless previously revoked by the Purchaser, may be accepted or rejected by the Company, in its sole discretion for any cause or for no cause and without liability to the Purchaser. The Company shall indicate acceptance of this Agreement by signing as indicated on the signature page hereof.

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

     Section 7.14 Counterparts. This Agreement may be signed in multiple counterparts, which counterparts shall constitute one and the same original instrument.

     Section 7.15 Severability. If any portion of this Agreement shall be held illegal, unenforceable, void or voidable by any court each of the remaining terms hereof shall nevertheless remain in full force and effect as a separate contract.

     Section 7.16 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.




   [This space has been left blank intentionally. The signature page follows.]

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $500,000 (500 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         26,315 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      ProFutures Special Equities Fund, L.P.

Address of Purchaser:   % ProFutures Fund Management, Inc.
                        1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      74-2786952

Signature of Purchaser:                              Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ProFutures Special Equities Fund, L.P.
                 By ProFutures Fund Management, Inc., a General Partner


By:  ______________________________________
          (Signature)

Name:      /s/ Gary D. Halbert
Title:         President

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $150,000 (150 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         7,890 shares

The exact name(s)(Including correct,legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Gary D. Halbert

Address of Purchaser:   1030 Highway 620 South - Suite 200
                        Austin, TX  78734

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ Gary D. Halbert
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  _______________________________________

By:  ______________________________________
          (Signature)

Name:     ____________________________________________
Title:    ____________________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $100,000 (100 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         5,260 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      John F. Mauldin

Address of Purchaser:   1000 Ballpark in Arlington - Suite 216
                        Arlington, TX  76011

Social Security or IRS Employer Identification Number(s):

      ###-##-####

Signature of Purchaser:                                 Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

/s/ John F. Mauldin
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  ________________________________


By:  ______________________________________
          (Signature)

Name:     _________________________________
Title:    _________________________________

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name:  /s/ Bruce A. Shear
Title:     President

IN WITNESS THEREOF, the Purchaser has executed this Agreement on the date set forth below.

For the purchase price of $1,000 per Share, the Purchaser tenders herewith the full purchase price of:

         $200,000 (200 shares)

Number of Shares of Common Stock to be issuable under the Warrant:

         10,525 shares

The exact name(s) (Including correct, legible spelling) and the information under which title to the Shares will be taken is as follows (Please print or type):

      Augustine Fund, L.P.

Address of Purchaser:   141 West Jackson Boulevard - Suite 2182
                        Chicago, IL  60604

Social Security or IRS Employer Identification Number(s):

      36-418-6782

Signature of Purchaser:                                  Dated March 13, 1998

IF PURCHASER IS AN INDIVIDUAL OR JOINT PURCHASE:

______________________________________________
(Signature)
_______________________________________________
(Signature of Joint Owner, if any)

IF PURCHASER IS AN ENTITY:

Name of Entity:  Augustine Fund, L.P.
            By Augustine Capital Management, Inc., the General Partner

By:  ______________________________________
          (Signature)

Name:      /s/ Thomas Duszynski
Title:         Chief Operating Officer

Accepted by:

PHC, INC., a Massachusetts corporation

By:  ___________________________________
     (Signature)
Name: /s/ Bruce A. Shear
Title:    President

                                   SCHEDULE I

                                    PHC, INC.

                 RESOLUTIONS ESTABLISHING RIGHTS AND PREFERENCES
                    FOR SERIES B CONVERTIBLE PREFERRED STOCK

     RESOLVED, that there shall be a series of shares of the Corporation designated "Series B Convertible Preferred Stock"; that the number of shares of such series shall be 1,000, that the Corporation issue such shares, and that the rights and preferences of such series (the "6% Preferred") and the limitations or restrictions thereon, shall be as set forth herein.

     The following terms and conditions shall be adopted and incorporated by reference into the foregoing resolutions as if fully set forth therein:

     1. Dividends.

     (a) The holders of the 6% Preferred shall be entitled to receive out of any assets legally available therefor cumulative dividends at the rate of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment of any dividend on the Common Stock or any other class or series of stock of the Corporation. Such dividends shall accrue on any given share from the day of original issuance of such share and shall accrue from day to day whether or not earned or declared. If at any time dividends on the outstanding 6% Preferred at the rate set forth above shall not have been paid or declared and set apart for payment with respect to all preceding periods, the amount of the deficiency shall be fully paid or declared and set apart for payment, but without interest, before any distribution, whether by way of dividend or otherwise, shall be declared or paid upon or set apart for the shares of any other class or series of stock of the Corporation.

     (b) Any dividend payable on a dividend payment date may be paid, at the option of the Corporation, either (i) in cash or (ii) in shares of 6% Preferred valued at $1,000 per share, if the Common Stock issuable upon conversion of such shares has been registered for resale under the Securities Act of 1933, as amended (the "Act"), and the registration statement including a current prospectus with respect thereto remains in effect at the date of delivery of such shares, and if the Corporation shall have given written notice of its intention to pay such dividend in stock to all holders of the 6% Preferred at least ten (10) days before the record date for such dividend.

     2. Liquidation Preference, Redemption.

     (a) In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the 6% Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of any other class or series of shares, the amount of $1,000 per share plus any accrued but unpaid dividends (the "Liquidation Preference").

     (b) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation (other than a sale or transfer to a wholly-owned subsidiary of the Corporation), shall, at the option of the holders of the 6% Preferred, be deemed a liquidation, dissolution or winding up within the meaning of this
Section 2 if the shares of stock of the Corporation outstanding immediately prior to such transaction represent immediately after such transaction less than a majority of the voting power of the surviving corporation (or of the acquirer of the Corporation's assets in the case of a sale of assets). Such option may be exercised by the vote or written consent of holders of a majority of the 6% Preferred at any time within thirty (30) days after written notice (which shall be given promptly) of the essential terms of such transaction shall have been given to the holders of the 6% Preferred in the manner provided by law for the giving of notice of meetings of shareholders.

     (c) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be redeemed after the date on which a registration statement under the Act ("Registration Statement") has been declared effective (the "effective date"); provided the Corporation has given notice of its intention to redeem to the holders of the 6% Preferred at least five (5) days prior to the redemption date. In addition, if any conversion of 6% Preferred, when aggregated with all prior conversions, will cause the Company to issue a number of shares of Common Stock which exceeds twenty percent (20%) of the shares of Common Stock then issued and outstanding, the Company shall redeem such number of shares of 6% Preferred as is necessary to limit such issuance of Common Stock to twenty percent (20%) of the shares of Common Stock then issued and outstanding, unless the Company has previously obtained stockholder approval to issue in excess of twenty percent (20%) of the shares of Common Stock then issued and outstanding. If a redemption will occur under either of the preceding sentences, on the redemption date, the Corporation shall pay such holders by cashiers check or wire transfer in immediately available funds the amount of $1,300 per share of 6% Preferred plus all accrued but unpaid dividends. Promptly thereafter, the holders shall surrender the certificate or certificates representing the 6% Preferred, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation.

     3. 6% Preferred - Forced Conversion.

     (a) The Corporation may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning one (1) year after the date of issuance, on at least twenty (20) days' advance notice, at a conversion price determined as set forth in Section 4 hereof (the "Conversion Price") as of the date specified in such notice (the "Conversion Date") and otherwise on the terms set forth in Section 4 hereof, provided, that the Corporation may not exercise such right of conversion unless (i) the Closing Price (last trade price) of the Common Stock as reported by NASDAQ for the twenty (20) consecutive trading days prior to the date the Conversion Notice is mailed has not on any day been less than one hundred forty percent (140%) of the last trade price of the Company's Common Stock on the day of Closing (subject to adjustment for stock dividends, stock splits and reverse stock splits), and (ii) the shares issuable upon conversion of the 6% Preferred are registered for resale by an effective Registration Statement which became effective not more than one hundred twenty (120) days after the date of issuance of the 6% Preferred, and a current prospectus meeting the requirements of Section 10 of the Act is available for delivery at the Conversion Date.

     (b) At least twenty (20) days prior to the Conversion Date, written notice (the "Conversion Notice") shall be mailed, first class postage prepaid, by the Corporation to each holder of record of the 6% Preferred, at the address last shown on the records of the Corporation for such holder, notifying such holder of the conversion which is to be effected, specifying the Conversion Date and calling upon each such holder to surrender to the Corporation, in the manner and at the place designated, a certificate or certificates representing the number of shares of 6% Preferred held by such holder. Subject to the provisions of the following subsection (c), on or after the Conversion Date, each holder of 6% Preferred shall surrender to the Corporation the certificate or certificates representing the shares of 6% Preferred owned by such holder as of the Conversion Date, in the manner and at the place designated in the Conversion Notice, and thereupon the shares issuable upon such conversion shall be delivered as provided in Section 4(b) hereof.

     (c) If, on the Conversion Date, the registration condition specified in clause (ii) of subsection (a) shall not be satisfied, then no shares shall be converted and the Conversion Notice shall be deemed to be withdrawn. In such event, any certificates for 6% Preferred which have been surrendered for conversion shall be returned to the persons surrendering the same; provided, however, that if a holder has received shares of Common Stock upon conversion of 6% Preferred after the Conversion Notice was given but before the Conversion Date, such holder may elect either to retain such Common Stock or rescind such conversion by tendering such shares of Common Stock to the Corporation.

     (d) On the second anniversary of the issuance of the 6% Preferred, all then outstanding shares of 6% Preferred shall be automatically converted into Common Stock at the Conversion Price and otherwise pursuant to the applicable provisions set forth in Section 4 hereof.

     4. 6% Preferred - Optional Conversion. The holders of the 6% Preferred shall have optional conversion rights as follows:

     (a) Right to Convert. At any time after the earlier of (i) the date on which a Registration Statement has been declared effective, or (ii) the close of business on the ninety first (91st) day following the date of issuance of the 6% Preferred, shares of 6% Preferred shall become convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Preference of the 6% Preferred determined pursuant to Section 2 hereof on the date the notice of conversion is given, by (B) the Conversion Price determined as hereinafter provided in effect on the applicable conversion date.

     (b) Mechanics of Conversion. To convert shares of 6% Preferred into shares of Common Stock, the holder shall give written notice to the Corporation (which notice may be given by facsimile transmission) that such holder elects to convert the shares and shall state therein date of the conversion, the number of shares to be converted and the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. Promptly thereafter, the holder shall surrender the certificate or certificates representing the shares to be converted, duly endorsed, at the office of the Corporation or of any transfer agent for such shares, or at such other place designated by the Corporation; provided that the holder shall not be required to deliver the certificates representing such shares if the holder is waiting to receive all or part of such certificates from the Corporation. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such holder, against delivery of the certificates representing the shares which have been converted, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. The notice of conversion may be given by a holder at any time during the day up to 5:00 p.m. Boston, Massachusetts time and such conversion shall be deemed to have been made immediately prior to the close of business on the date such notice of conversion is given (a "conversion date"). The person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock at the close of business on such date.

     (c) Conversion, Redemption and Note Delivery Required. The Corporation acknowledges and understands that a delay in the issuance of the Common Stock upon conversion or pursuant to a redemption according to the provisions hereof, or a delay in delivering the Promissory Note set forth in Subsection (d) hereof, could result in economic loss to the holders of the 6% Preferred. As compensation to any holder when the Corporation has failed with respect to such holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day plus an amount equal to: (i) two percent (2%) of the total Purchase Price of Shares for the first thirty (30) day period after the date on which the Common Stock should have been issued by the Corporation (i.e., the end of the three (3) business day period described in Subsection (b)), shares of 6% Preferred redeemed by the Corporation or Promissory Note delivered to holder (i.e., the end of the three (3) business day period described in Subsection (d)), as applicable; plus (ii) an amount equal to three percent (3%) of the total Purchase Price of Shares for each subsequent thirty (30) day period thereafter. Amounts payable shall be pro-rated daily as to a periods of less than thirty
(30) days. Such amounts shall be paid to the holder at the end of each month in which such amounts have accrued. Payment shall be made immediately by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the holder. Each holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and. to enforce specifically the terms and provisions hereof, this being, in addition to any other remedy to which a holder may be entitled by law or equity.

     (d) Determination of Conversion Price:

     (i )The "Conversion Price" for purposes of hereof shall be equal to eighty percent (80%) of the average of the closing bid prices of the Common Stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date); provided, however, that in no event may the Conversion Price be more than three dollars and twenty cents ($3.20) (the "Maximum Conversion Price") or less than an amount equal to the closing bid price per share of the Common Stock on the date of issuance minus fifty cents ($0.50) (the "Minimum Conversion Price"). If, but for this Section 4(d)(i), the Conversion Price would have been below Minimum Conversion Price, the Company shall pay the holder by delivering to holder a Promissory Note, the form which has been delivered to the Corporation and is incorporated herein by reference, bearing the principal amount equal to the difference between (A) the number of shares of Common Stock that would have been issued at the amount the Conversion Price would have been but for this Section 4(d)(i) multiplied by 100% of the closing bid price of the Common Stock on the conversion date as determined in accordance with the Subsection (d) (the latter amount being referred to herein as the "Conversion Date Price"), minus (B) the number of shares of Common Stock actually issued pursuant to the conversion multiplied by the Conversion Date Price. Such Promissory Note shall be delivered to holder by the third (3rd) day following the applicable conversion date.

     (ii) The "closing bid price" of the Common Stock on a trading day shall be the closing bid price of the Common Stock on the NASDAQ Small Cap Market or any other principal securities price quotation system or market on which prices of the Common Stock are reported. The term "trading day" means a day on which trading is reported on the principal quotation system or market on which prices of the Common Stock are reported.

     (iii) If, during the period of consecutive trading days provided for above, the Corporation shall declare or pay any dividend on the Common Stock payable in Common Stock or in rights to acquire Common Stock, or shall effect a stock split or reverse stock split, or a combination, consolidation or reclassification of the Common Stock, the Conversion Price, Maximum Conversion Price and Minimum Conversion Price shall be proportionately decreased or increased, as appropriate, to give effect to such event.

     (e) Distributions. If the Corporation shall at any time or from time to time make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation or any of its subsidiaries other than additional shares of Common Stock, then in each such event provision shall be made so that the holders of 6% Preferred shall receive, upon the conversion thereof, the securities of the Corporation which they would have received had they been the owners on the date of such event of the number of shares of Common Stock issuable to them upon conversion.

     (f) Certificates as to Adjustments. Upon the occurrence of any adjustment or readjustment of the Conversion Price, the Maximum Conversion Price and Minimum Conversion Price pursuant to this Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and cause the independent public accountants regularly employed to audit the financial statements of the Corporation to verify such computation and prepare and furnish to each holder of 6% Preferred a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of 6%. Preferred, furnish or cause to be furnished to such holder a like certificate prepared by the Corporation setting forth (i) such adjustments and readjustments, and (ii) the number of other securities and the amount, if any, of other property which at the time would be received upon the conversion of 6% Preferred with respect to each share of Common Stock received upon such conversion.

     (g) Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any security or right convertible into or entitling the holder thereof to receive additional shares of Common Stock, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Corporation shall mail to each holder of 6% Preferred at least ten (10) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution, security or right and the amount and character of such dividend, distribution, security or right.

     (h) Issue Taxes. The Corporation shall pay any and all issue and other taxes, excluding any income, franchise or similar taxes, that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of shares of 6% Preferred pursuant hereto; provided, however, that the Corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

     (i) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the 6% Preferred, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 6% Preferred, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 6% Preferred, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain any requisite shareholder approval.

     (j) Fractional Shares. No fractional shares shall be issued upon the conversion of any share or shares of 6% Preferred. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of 6% Preferred by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors of the Corporation or an authorized Committee thereof).

     (k) Notices. Any notice required by the provisions of this Section to be given to the holders of shares of 6% Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at its address appearing on the books of the Corporation.

     (1) Reorganization or Merger. In case of any reorganization or any reclassification of the capital stock of the Corporation or any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Corporation to any other person (other than a sale or transfer to a wholly owned subsidiary of the Corporation), and the holders of 6% Preferred do not elect to treat such transaction as a liquidation, dissolution or winding up as provided in Section 2 hereof, then, as part of such reorganization, consolidation, merger or sale, provision shall be made so that each share of 6% Preferred shall thereafter be convertible into the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of Common Stock deliverable upon conversion of such share of 6% Preferred would have been entitled upon the record date of (or date of, if no record date is fixed) such event and, in any case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the 6% Preferred, to the end that the provisions set forth herein shall thereafter be applicable, as nearly as equivalent as is practicable, in relation to any shares of stock or the securities or property (including cash) thereafter deliverable upon the conversion of the shares of 6% Preferred.

     5. Re-issuance of Certificates. In the event of a conversion (or, if applicable, redemption) of 6% Preferred in which less than all of the shares of 6% Preferred of a particular certificate are converted or redeemed, as the case may be, the Corporation shall promptly without delay cause to be issued and delivered to the holder of such certificate, a certificate representing the remaining shares of 6% Preferred which have not been so converted or redeemed.

     6. Other Provisions. For all purposes of this Resolution, the term "date of issuance" and the terms "Closing" or "Closing Date" shall mean the day on which shares of the 6% Preferred are first issued by the Corporation. Any provision herein which conflicts with or violates any applicable usury law shall be deemed modified to the extent necessary to avoid such conflict or violation. The term "NASDAQ" herein refers to the principal market on which the Common Stock of the Corporation is traded. If the Common Stock is listed on a securities exchange, or if another market becomes the principal market on which the Common Stock is traded or through which price quotations for the Common Stock are reported, the term "NASDAQ" shall be deemed to refer to such exchange or other principal market.

     7. Restrictions and Limitations. The Corporation shall not undertake the following actions without the consent of the holders of a majority of the 6%
Preferred: (i) modify its Articles of Organization or Bylaws so as to amend or change any of the rights, preferences, or privileges of the 6% Preferred, (ii) authorize or issue any other preferred equity security senior to or on a parity with the 6% Preferred as to dividends, liquidation preferences, conversion rights, redemption rights or other rights, preferences or privileges for a period of thirty (30) days after Closing, as applicable or (iii), purchase or otherwise acquire for value any Common Stock or other equity security of the Corporation either junior or senior to or on a parity with the 6% Preferred while there exists any arrearage in the payment of cumulative dividends hereunder other than redemptions of stock from terminating employees pursuant to contractual rights in favor of the Corporation.

     8. Voting Rights. Except as provided herein or as provided for by law, the 6% Preferred shall have no voting rights.

     9. Attorney's Fees. Any holder of 6% Preferred shall be entitled to recover from the Corporation the reasonable attorneys' fees and expenses incurred by such holder in connection with enforcement by such holder of any obligation of the Corporation hereunder.

     10. No Adverse Actions. The Corporation shall not in any manner, whether by amendment of the Articles of Organization (including, without limitation, any vote establishing a class or series of stock), merger, reorganization, recapitalization, consolidation, sales of assets, sale of stock tender offer, dissolution or otherwise, take any action, or permit any action to be taken, solely or primarily for the purpose of increasing the value of any class of stock of the Corporation if the effect of such action is to reduce the value or security of the 6% Preferred.

                     EXHIBIT A to the Subscription Agreement

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March ___, 1998

     1. Basic Terms. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the registered holder specified below or its registered assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase ______ ( ) (number to be pro-rated for a total of 50,000 share) shares of the Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

              Holder:



              Exercise   Price  per   share:   ______   Dollars   and   ______
              Cents ($     )per share

                               [This amount will be the Closing Bid Price of the
                                Corporation's Common Stock on the Issue Date]

     Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The Corporation represents and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and non-assessable and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant.

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the issue date. To exercise this Warrant, the Holder shall surrender this Warrant at the principal office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant. The principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to receive shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made without registration under the Act, or (C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     4. Cashless Exercise.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

     If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number an kind of securities or other property purchasable under this Warrant resulting from the event and settin forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until, and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant.All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  ________________________________
                                                 Authorized Officer


                                       Printed Name:  _______________________
                                       Title:  ______________________________

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________________
       ________________________________
                 Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________         ____________________________________
                                            Signature

      Incorporated by Reference into the Resolutions Establishing Right and
              Preferences for Series B Convertible Preferred Stock.


                          PROMISSORY NOTE (the "Note")



Date:  __________________,  ________________________

Maker: PHC, Inc.

Maker's Mailing Address:     200 Lake Street -- Suite 102
                             Peabody, Massachusetts 01960

Payee:

Place for Payment:

Principal Amount: $_________________________________

Annual Interest Rate on Unpaid Principal From Date: Eight percent (8%).

Annual Past Due  Interest  Rate on Unpaid  Principal  from  Maturity to Payment:
Fifteen percent (15%).

Terms of Payment: Principal and interest shall be due and payable in six (6) equal consecutive monthly payments of $ ________________ (based on a six (6) month amortization) with the first payment being due and payable on the first day of _____________________.

The Maker promises to pay to the order of Payee at the place for payment and according to the terms of payment the outstanding principal and accrued interest at the rates stated above. All unpaid amounts owing on this Note shall be due by the final scheduled payment date of ________________________.

Additional Provisions:

If Maker defaults in the payment of this Note, or in any instrument securing or collateral to it, then Payee may declare the unpaid principal balance of this Note and all accrued interest immediately due and payable. Maker and each surety, endorser, and guarantor or other party liable for the payment of any sums of money payable on this Note severally waive all demands for payment, presentations for payment, notices of dishonor, notices of intention to accelerate maturity, notices of acceleration of maturity, protests, and notices of protest, to the extent permitted by law.

     If this Note or any instrument securing or collateral to it is given to an attorney for collection or enforcement. or if suit is brought for collection or enforcement or if it is collected or enforced through probate, bankruptcy, or other judicial proceedings then Maker shall pay Payee all costs of collection and enforcement, including reasonable attorneys fees and court costs, in addition to other amounts due.


                           PHC. INC., PROMISSORY NOTE
Page 1

     Interest that may be contracted for, taken, reserved, charged or received under law; any interest in excess of that maximum amount shall be credited on the principal of the debt or, if that has been paid, refunded. On any acceleration or required or permitted prepayment, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal of the debt or, if the principal of the debt has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the debt.

     When the context requires, singular nouns and pronouns include the plural.

     This Note is to be governed and construed in accordance with the laws of the State of Texas.

     MAKER, FOR GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, (I) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT AND OTHER COURTS OF THE UNITED STATES SITTING IN TEXAS FOR THE PURPOSES OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT AND (ii) HEREBY WAIVES, AND AGREES NOT TO ASSERT IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER. MAKER CONSENTS TO PROCESS BEING SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING BY MAILING A COPY THEREOF TO MAKER AT ITS MAIN BUSINESS OFFICE AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE GOOD AND SUFFICIENT SERVICE OF PROCESS AND NOTICE THEREOF. NOTHING IN THIS PARAGRAPH SHALL AFFECT OR LIMIT ANY RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW.

     Executed as of date first above written.

                  PHC Inc., a Massachusetts corporation

                  By:  _______________________________________
                  Name of
                  Authorized Officer:  __________________________
                  Title:  ______________________________________








                           PHC. INC., PROMISSORY NOTE
Page 2

                     EXHIBIT B to the Subscription Agreement

Section 2.2(a): PHC, Inc. Subsidiaries:

PHC of Utah, Inc.                       Pioneer Counseling of Virginia, Inc.
D/B/A Highland Ridge Hospital           (80% Owned)
4578 Highland Drive                     D/B/A Pioneer Counseling of Virginia
Salt Lake City, UT 94117                D/B/A Counseling Associates of Virginia
                                        400 East Burwell street
                                        Salem, VA 24153

PHC of Virginia, Inc.                   PHC of Kansas, Inc.
D/B/A Mount Regis Center                D/B/A Total Concept EAP
D/B/A Changes                           7451 Szwitzer, Suite 101
405 Kimball Avenue                      Shawnee Mission, KS 66203
Salem, VA 24153

Quality Care Centers of Mass, Inc.      PHC of California, Inc.
D/B/A Franvale Nursing & Rehab Center   D/B/A Marin Grove
20 Pond Street                          42 Grove Street
Braintree, MA 02194                     San Rafael, CA 94901

PHC of Nevada, Inc.                     Professional Health Associates
D/B/A Harmony Healthcare                94-19 59 Avenue
2340 Paseo del Prado, Bldg.D           Elmhum NY 11373
Las Vegas, NV 89102

Northpoint - Pioneer, Inc.              STL, Inc.
D/B/A Pioneer Counseling Center         200 Lake Street
31700 W. 13 Mile; Suite 201             Suite 102
Farmington Hills, MI 48334              Peabody, MA 0 1960

BSC-NY, Inc.                            Harmony Behavioral Health
D/B/A Behavioral Stress Center          2340 Paseo del Prado, Bldg.D
94-19 59 Avenue                         Las Vegas, NV 89102
Elmhurst, NY 11373

PHC of Michigan, Inc.                   PHC of Rhode island, Inc.
D/B/A Harbor Oaks Hospital              D/B/A Good Hope Center
35031 23 Mile Road                      P.O. Box 1491
New Baltimore, MI 48047                 Coventry, RI 02816-0029

                               EXHIBIT B (cont'd.)
     Section 2.2(f):

     The Company failed to file two years' of audited financial statements for Behavioral Stress Centers, Inc. and Clinical Diagnostics and Clinical Associates, as described in the December 18, 1996 letter from Choate, Hall & Stewart to Mr. Robert Bayless of the Securities and Exchange Commission.

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns "Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Twenty Six Thousand Three Hundred Fifteen (26,315) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

     Holder: ProFutures Special Equities Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporations Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.


     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at he end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant,. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)

For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________             _____________________________________
                                               Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________          __________________________________
                                                Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Seven Thousand Eight Hundred Ninety (7,890) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

         Holder:                                Gary D. Halbert


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock s at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA", the average of the daily market prices of such stock on the ten
(10) trading days immediately preceeding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restriction s on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement hall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee: ____________________________________________

Address:  ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ________________________       ________________________________
                                         Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  __________________________________
       __________________________________
                  Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.

                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Five Thousand Two Hundred Sixty (5,260) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:      John F. Mauldin


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. he Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashiers check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.

     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted t be given to the Holder shall be in writing and shall be given by first class mail, postage repaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.





                                       PHC, INC., a Massachusetts corporation


                                       By:  /s/ Bruce A Shear
                                                Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:
Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  _________________________         _____________________________________
                                             Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________         ____________________________________
                                          Signature

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE ON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY OTHER SECURITIES LAWS (THE "ACTS"). NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER MAY BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (A) AN REGISTRATION STATEMENT FOR THIS WARRANT OR COMMON STOCK PURCHASABLE HEREUNDER, AS APPLICABLE, UNDER THE ACTS, OR (B) AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACTS.
                                    PHC, INC.
                                     WARRANT


Issue Date: March 16, 1998

     1. Basic Term. This Warrant (as it may be amended from time to time, the "Warrant") certifies that, for value received, the holder specified below or its assigns ("Holder"), is the owner of warrants of PHC, Inc., a Massachusetts corporation (the "Corporation"), and is entitled, subject to the terms and conditions of this Warrant, including adjustments as provided herein, to purchase Ten Thousand Five Hundred Twenty Five (10,525) shares of Class A Common Stock (the "Common Stock") of the Corporation from the Corporation at the price per share shown below (the "Exercise Price").

            Holder:                                 Augustine Fund, L.P.


     Exercise Price per share: Two Dollars and Five-Sixteenths Cents ($2 5/16) per share


Except as specifically provided otherwise, all references in this Warrant to the Exercise Price and the number of shares of Common Stock purchasable hereunder shall be to the Exercise Price and number of shares after any adjustments are made thereto pursuant to this Warrant.

     2. Corporation's Representations/Covenants. The corporation and covenants that the shares of Common Stock issuable upon the exercise of this Warrant shall at delivery be fully paid and nonasseble and free from taxes, liens, encumbrances and charges with respect to their purchase. The Corporation shall take any necessary actions to assure that the par value per share of the Common Stock is at all times equal to or less than the then current Exercise Price per share of Common Stock issuable pursuant to this Warrant. The Corporation shall at all times reserve and hold available sufficient shares of Common Stock to satisfy all conversion and purchase rights of outstanding convertible securities, options and warrants of the Corporation, including this Warrant

     3. Method of Exercise: Fractional Shares. This Warrant is exercisable at the option of the Holder in whole at any time or in part from time to time by surrendering this Warrant, on any business day during the period (the "Exercise Period") beginning on the issue date of this Warrant specified above and ending at 5:00 p.m. (Boston, Massachusetts time) three (3) years after the Late date. To exercise this Warrant, the Holder shall surrender this Warrant at the office of the Corporation or that of the duly authorized and acting transfer agent for its Common Stock, together with the executed exercise form (substantially in the form of that attached hereto) and together with payment for the Common Stock purchased under this Warrant the principal office of the Corporation is located at the address specified on the signature page of this Warrant; provided, however, that the Corporation may change its principal office upon notice to the Holder. At the option of the Holder payment shall be made either in cash (by wire) or by certified or bank cashier's check payable to the order of the Corporation or the Holder may elect to move shares of Common Stock calculated pursuant to paragraph 4. The Corporation shall, immediately upon receipt of such notice, issue and deliver to or upon the order of such Holder a certificate or certificates for the number of shares of Common Stock to which such Holder shall be entitled and such certificate or certificates shall not bear any restrictive legend; provided (A) the Common Stock evidenced thereby are sold pursuant to an effective registration statement under the Act, (B) the holder provides the Corporation with an opinion of counsel reasonably acceptable to the Corporation to the effect that a public sale of such shares may be made on under the Act, or
(C) such holder provides the Corporation with reasonable assurance that such shares can be sold free of any limitations imposed by Rule 144, promulgated under the Act. The Corporation shall cause such issuance and delivery to be effected within three (3) business days and shall transmit the certificates by messenger or overnight delivery service to reach the address designated by such holder within three (3) business days after the receipt of such notice. This Warrant is not exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing a fraction of a share remaining after exercise of this Warrant as to all full shares covered by this Warrant, the Corporation shall either at its option (a) pay for the fractional share cash equal to the same fraction at the fair market price for such share; or (b) issue scrip for the fraction in the registered or bearer form which shall entitle the Holder to receive a certificate for a full share of Common Stock on surrender of scrip aggregating a full share. As compensation to the Holder when the Corporation has failed with respect to such Holder to comply with the Corporation's obligations hereunder, and not as a penalty, the Corporation shall pay to such holder liquidated damages of $500 per day until the certificates are delivered as instructed. Such damages shall be paid to the Holder by cashier's check or wire transfer in immediately available funds to such account as shall be designated in writing by the Holder at the end of each month in which such amounts have accrued. Holder shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of hereof and to enforce specifically the transfer and provisions hereof, this being in addition to any other remedy to which Holder may be entitled by law or equity.


     (a) The Holder may, upon any full or partial exercise of this Warrant, pay the Exercise Price applicable to such exercise by delivering this Warrant and receiving from the Corporation in return therefor the number of shares of Common Stock as to which the Warrant is being exercised which have a fair market value on the date of exercise equal to the fair market value of the Warrant as established in paragraph 4(b).

     (b) The fair market value of this Warrant shall mean the fair market value of the Common Stock purchasable under this Warrant minus the Exercise Price of this Warrant.

     (c) The fair market value of the Common Stock is, if the Common Stock is traded on a national securities exchange or in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System ("NASDA"), the average of the daily market prices of such stock on the ten (10) trading days immediately preceding the date as of which such value is to be determined. The market price for each such trading day shall be average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or if there have not been sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market System as of 3:30 p.m., EST time, on such day, or, if the Common Stock is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.
                                      - 2 -

If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the fair market value shall be the higher of (i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Corporation (which may be the Corporation's regular independent accountants), as of the last day of any month ending within sixty days preceding the date as of which the determination is to be made; or (ii) the fair market value thereof, which shall be reasonably determined by the Corporation and the Holder as of a date which is within fifteen days of the date as of which the determination is to be made.

     5. Protection Against Dilution. The number of shares of Common Stock purchasable under this Warrant, and the Exercise Price, shall be adjusted as set forth below. If at any time or from time to time after the date of this Warrant, the Corporation:

     (a) takes a record of the holders of its outstanding shares of Common Stock for the purposes of entitling them to receive a dividend payable in, or other distribution of, Common Stock,

     (b) subdivides its outstanding shares of Common Stock into a larger number of shares of Common Stock; or

     (c) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock;

then, and in each such case, the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event and (B) the denominator of which is the total number of outstanding shares of Common Stock immediately after such event. Upon each adjustment in the Exercise Price under this Warrant such number of shares of Common Stock purchasable under this Warrant shall be adjusted by multiplying the number of shares of Common Stock by a fraction, the numerator of which is the Exercise Price immediately prior to such adjustment and the denominator of which is the Exercise Price in effect upon such adjustment.

     6. Adjustment for Reorganization, Consolidation, Merger, Etc.

     (a) During the Exercise Period, the Corporation shall, prior to consummation of a consolidation with or merger into another corporation, or conveyance of all or substantially all of its assets to any other corporation or corporations, whether affiliated or unaffiliated (any such corporation being included within the meaning of the term "successor corporation"), or agreement to so consolidate, merge or convey assets, require the successor corporation to assume, by written instrument delivered to the Holder, the obligation to issue and deliver to such Holder such shares of stock, securities or property as the Holder shall be entitled to purchase or receive in accordance with the provisions of paragraph 6(b) hereof.

     (b) In the case of any capital reorganization or reclassification of the Common Stock of the Corporation (or any other corporation the stock or other securities of which are at the time receivable on the exercise of this Warrant) during the Exercise Period or in case, during the Exercise Period, the Corporation (or any such other corporation) shall consolidate with or merge into another corporation or convey all or substantially all its assets to another corporation, the Holder, upon exercise, at any time after the consummation of such reorganization, consolidation, merger or conveyance, shall be entitled to receive, in lieu of the Common Stock of the Corporation (or such other corporation), the proportionate share of all stock, securities or other property issued, paid or delivered for or on all of the Common Stock of the Corporation (or such other corporation) as is allocable to the shares of Common Stock then called for by this Warrant as if the Holder had exercised the Warrant immediately prior thereto, all subject to further adjustment as provided in paragraph 4 of this Warrant.

     7. Notice of Adjustment. On the happening of an event requiring an adjustment of the Exercise Price or the shares purchasable under this Warrant, the Corporation shall immediately give written notice to the Holder stating the adjusted Exercise Price and the adjusted number and kind of securities or other property purchasable under this Warrant resulting from the event and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.

     8. Dissolution, Liquidation. In case the voluntary or involuntary dissolution, liquidation or winding up of the Corporation (other than in connection with a reorganization, consolidation, merger, or other transaction covered by paragraph 5 above) is at any time proposed, the Corporation shall give at least thirty days prior written notice to the Holder. Such notice shall contain: (a) the date on which the transaction is to take place; (b) the record date (which shall be at least thirty (30) days after the giving of the notice) as of which holders of Common Stock will be entitled to receive distributions as a result of the transaction; (c) a brief description of the transaction, (d) a brief description of the distributions to be made to holders of Common Stock as a result of the transaction; and (d) an estimate of the fair value of the distributions. On the date of the transaction, if it actually occurs, this Warrant and all rights under this Warrant shall terminate.

     9. Rights of Holder. The Corporation shall deliver to the Holder all notices and other information provided to its holders of shares of Common Stock or other securities which may be issuable hereunder concurrently with the delivery of such information to the holders. This Warrant does not entitle the Holder to any voting rights or, except for the foregoing notice provisions, any other rights as a shareholder of the Corporation. No dividends are payable or will accrue on this Warrant or the Shares purchasable under this Warrant until. and except to the extent that, this Warrant is exercised. Upon the surrender of this Warrant and payment of the Exercise Price as provided above, the person or entity entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the record holder of such shares as of the close of business on the date of the surrender of this Warrant for exercise as provided above. Upon the exercise of this Warrant the Holder shall have all of the rights of a shareholder in the Corporation.

     10. Exchange for Other Denominations. This Warrant is exchangeable, on its surrender by the Holder to the Corporation, for a new Warrant of like tenor and date representing in the aggregate the right to purchase the balance of the number of shares Purchasable under this Warrant in denominations and subject to restrictions on transfer contained herein, in the names designated by the Holder at the time of surrender.

     11. Substitution. Upon receipt by the Corporation of evidence satisfactory (in the exercise of reasonable discretion) to it of the ownership of and the loss, theft or destruction or mutilation of the Warrant, and (in the case or loss, theft or destruction) of indemnity satisfactory (in the exercise of reasonable discretion) to it, and (in the case of mutilation) upon the surrender and cancellation thereof, the Corporation will issue and deliver, in lieu thereof, a new Warrant of like tenor.

     12. Restrictions on Transfer. Neither this Warrant nor the shares of Common Stock issuable on exercise of this Warrant have been registered under the Securities Act or any other securities laws (the "Acts"). Neither this Warrant nor the shares of Common Stock purchasable hereunder may be sold, transferred, pledged or hypothecated in the absence of (a) an effective registration statement for this Warrant or Common Stock purchasable hereunder, as applicable, under the Acts, or (b) an opinion of counsel reasonably satisfactory to the Corporation that registration is not required under such Acts. In addition, this Warrant may be transferred or assigned only if such transferee or assignee shall be an "accredited investor", as described in Section 17 hereof, and such transfer or assignment is made expressly subject to the terms and conditions of this Warrant. If the Holder seeks an opinion as to transfer without registration from Holder's counsel, the Corporation shall provide such factual information to Holder's counsel as Holder's counsel reasonably request for the purpose of rendering such opinion. Each certificate evidencing shares of Common Stock purchased hereunder will bear a legend describing the restrictions on transfer contained in this paragraph unless, in the opinion of counsel reasonably acceptable to the Corporation, the shares need no longer to be subject to the transfer restrictions.

     13. Transfer. Except as otherwise provided in this Warrant, this Warrant is transferable only on the books of the Corporation by the Holder in person or by attorney, on surrender of this Warrant. properly endorsed.

     14. Recognition of Holder. Prior to due presentment for registration of transfer of this Warrant, the Corporation shall treat the Holder as the person exclusively entitled to receive notices and otherwise to exercise rights under this Warrant. All notices required or permitted to be given to the Holder shall be in writing and shall be given by first class mail, postage prepaid, addressed to the Holder at the address of the Holder appearing in the records of the Corporation.

     15. Payment of Taxes. The Corporation shall pay all taxes and other governmental charges, other than applicable income taxes and transfer taxes, if any, which shall be payable by Holder, that may be imposed with respect to the issuance of shares of Common Stock pursuant to the exercise of this Warrant.

     16. Headings. The headings in this Warrant are for purposes of convenience in reference only, shall not be deemed to constitute a part of this Warrant and shall not affect the meaning or construction of any of the provisions of this Warrant.

     17. Accredited Investor Status. The Holder represents and warrants to the Corporation that Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of
1933, as amended.

     18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the present state of incorporation of the Company without regard to such state's principles of conflict of laws.

     19. Miscellaneous. This Warrant may not be changed, waived, discharged or terminated except by an instrument in writing signed by the Corporation and the Holder. This Warrant shall inure to the benefit of and shall be binding upon the successors and assigns of the Corporation and the Holder.




                                       PHC, INC., a Massachusetts corporation


                                       By:   /s/ Bruce A Shear
                                                 Authorized Officer


                                       Printed Name:  Bruce A. Shear
                                       Title:         President

                                       200 Lake Street -- Suite 102
                                       Peabody, Massachusetts 01960

                                    PHC, Inc.

                                Form of Transfer


             (To be executed by the Holder to transfer the Warrant)


For value received the undersigned registered holder of the attached Warrant hereby sells, assigns, and transfers the Warrant to the Assignee(s) named below:

Name of
Assignee:  ____________________________________________

Address:   ____________________________________________

         ____________________________________________


Assignee's Taxpayer ID No.:  _____________________________

Number of shares
subject to transferred Warrant:  ____________________________


The  undersigned   registered  holder  further   irrevocably   appoints  as  its
attorney-in-fact (with full power of substitution) to transfer this Warrant as aforesaid on the books of the Corporation.



Date:  ______________________                 ________________________________
                                                Signature

                                    PHC, Inc.
                                  Exercise Form

                    (To be executed by the Holder to purchase
                      Common Stock pursuant to the Warrant)


The undersigned holder of the attached Warrant hereby: (1) irrevocably elects to exercise purchase rights represented by such Warrant for, and to purchase,
______ shares of Common Stock of PHC, Inc., a Massachusetts corporation, pursuant to the Warrant Certificate and encloses payment of $ _______________ therefor (in cash, by wire, or by certified or bank cashier's check); (2)
requests that a certificate for the shares be issued in the name of the undersigned; and (3) if such number of shares is not all of the shares purchasable under this Warrant, that a new Warrant of like tenor for the balance of the remaining shares purchasable under this Warrant be issued under the terms and conditions of the Warrant.






Date:  _________________________              _________________________________
                                                 Signature

Exhibit 10.66

                            [PHC, INC. LETTERHEAD]


                                August 11, 1999

Heller Healthcare Finance, Inc.
Two Wisconsin Circle, 4th Floor
Chevy Chase, Maryland 20815
Attention: Michael Gardullo, Vice President

      Re: Loan and Security Agreement by and among HELLER HEALTHCARE FINANCE, INC. f/k/a HCFP FUNDING, INC. ("Leader") and PHC OF MICHIGAN, INC., PHC OF UTAH, INC., PHC OF VIRGINIA, INC., PHC OF RHODE ISLAND, INC., and PIONEER COUNSELING OF VIRGINIA, INC. (collectively, 'Borrower") dated as of February 18, 1998

Dear Mr. Gardullo:

     Reference is made to that certain Loan and Security Agreement dated February 18, 1998 (as it has been or may be amended or restated, the "Loan Agreement"), by and between Borrower and Lender. All capitalized terms used but not defined in this Letter Agreement shall have the respective meanings given them in the Loan Agreement.

     Lender and Borrower hereby agree to the following terms regarding an additional loan in the maximum amount of Three Hundred Twelve Thousand Seven Hundred Seventy-Eight and No/100 Dollars ($312,778.00) to be made by Lender to Borrower on the date of this Letter Agreement, in the form of an overline facility established by this Letter Agreement (the "Overline Loan"):

     1. Except as expressly modified by the terms of this Letter Agreement the Overline Loan will be treated for all purposes as a Revolving Credit Loan under the Loan Agreement, and all principal, interest, fees and other costs and expenses relating to The Overline Loan (the "Overline Obligations") shall be treated as additional Obligations under the Loan Agreement and the other Loan Documents.

     2. The Overline Loan shall continue to bear interest at the Base Rate as specified in Loan Agreement.

     3. Borrower shall make a payment of Fifty Thousand and No/100 Dollars ($50.000.00) on or before August 31, 1999. All remaining Overline Obligations shall be repaid in full no later than September 27, 1999 (the "Overline Maturity Date").



  h:\WP\Legal\Clients\PHCINC\Overline.wpd

Heller Healthcare Finance, Inc.
August 11, 1999
Page 2

      4. Borrower may request that the Overline Maturity Date be extended by fifteen (15) calendar days. If the extension is granted, which decision shall be made in the exercise of Lender's sole discretion. and which shall be subject to the condition set forth in paragraph 7 below. Borrower shall pay a fee of Five Hundred and No/100 Dollars ($500.00) and an additional Five Hundred ($500.00) for each (15) day extension. In no event will the Overline Maturity Date be extended beyond December 31, 1999

      5. The failure to repay the Overline Obligations at the Overline Maturity Date, as it may be extended, shall constitute an immediate Event of Default under the Loan Agreement. Lender shall be entitled to apply amounts transferred to the Concentration Account pursuant to Section 2.3 of the Loan Agreement in satisfaction of the Overline Obligations of Borrower.

      6. The Overline Obligations of Borrower under this Letter Agreement shall be additionally secured by the execution and delivery of an Unconditional Guaranty of Payment and Performance by Bruce A. Shear, which Guaranty guarantees the payment of the Overline Obligations.

      7. Borrower agrees that Lender shall perform an audit of Borrower's books and records no later than October 15, 1999, and that no extension of the Overline Maturity Date shall be made beyond that date unless such audit has been performed and the results are satisfactory to Lender in the exercise of its reasonable lending judgment. Borrower acknowledges and agrees that Lender retains all existing rights to audit and examine Borrower's books and records as set forth in the Loan Agreement.

      8. Concurrently with the execution of this Letter Agreement, Borrower shall pay to Lender an Overline Fee of Forty-Five Thousand and No/100 Dollars ($45,000.00), which shall be deducted from the funding of the Overline Loan.

      9. The Maximum Loan Amount under the Loan Agreement shall be inclusive of the Overline Loan.

      10. Except as specifically modified by this Letter Agreement, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

      11. The execution, delivery and effectiveness of this Letter Agreement shall not, except as expressly provided in this Letter Agreement, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments and agreements executed or delivered in connection with the Loan Agreement.


h:\WP\Legal\Clients\PHCINC\Overline.wpd

Heller Healthcare Finance, Inc.
August 11, 1999
Page 3

      12. This Letter Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

      13. This Letter Agreement may be executed in counterparts, and both counterparts taken together shall be deemed to constitute one and the same instrument.
       If these conditions are acceptable to Lender, please so signify by signing below where indicated.


                               Very truly yours,
                               PHC,  INC.  INC.
                               a Massachusetts corporation
                               (on behalf of all entities comprising
                               "Borrower")


                               By:  /s/  Bruce A. Shear
                               Name:    Bruce A. Shear
                               Title:      President


  THE  FOREGOING  IS  ACKNOWLEDGED  AND AGREED TO AS OF THE DAY OF AUGUST  ___,
  1999.


  HELLER HEALTHCARE FINANCE, INC.
  f/k/a HCFP FUNDING, INC.
  a Delaware corporation


  By:  __________________________________
  Name:
  Title:










h:\WP\Legal\Clients\PHCINC\Overline.wpd

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of August 11, 1999 and is made by Bruce A. Shear, an individual "Guarantor"), in favor of HELLER HEALTHCARE FINANCE, INC. f/k/a HCFP FUNDING, INC., a Delaware corporation ("Lender").

                                    RECITALS

      WHEREAS, pursuant to a certain Loan and Security Agreement dated as of February 18, 1998 (as the agreement may from time to time be amended, modified or supplemented, the "Loan Agreement"), by and among PHC OF MICHIGAN, INC., PHC OF UTAH, INC., PHC OF VIRGINIA INC., PHC OF RHODE ISLAND, INC., and PIONEER COUNSELING OF VIRGINIA, INC. (collectively, "Borrower") and Lender, the parties entered into certain revolving credit financing arrangements; and

      WHEREAS, Lender has agreed to make available to Borrower an Overline Loan, in the maximum aggregate principal amount of Three Hundred Twelve thousand Seven Hundred Seventy-Eight and No/100 Dollars ($312,778.00) (the "Overline Loan") which shall be treated for all purposes as a Revolving Credit Loan under the Loan Agreement, and all principal, interest, fees and other costs and expenses relating to the Overline Loan ("Overline Obligations") shall be treated as additional Obligations under the Loan Agreement and the other Loan Documents; and

      WHEREAS, Lender is willing to make the Overline Loan but only upon the condition, among others, that Guarantor shall have executed and delivered to Lender this Guaranty.

      NOW,  THEREFOR,  in  consideration  of the  premises  and  of the  mutual covenants contained in this Guaranty and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

      1. All capitalized terms used but not defined in this Guaranty shall have the respective meanings given them in the Loan Agreement.

      2. To induce Lender to execute and deliver the Overline Loan and to make the Overline Loan upon the terms and conditions set forth therein, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guarantees to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of the Overline Obligations and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements prompt and complete performance of all of its other covenant related to the Overline Loan.






h:\WP\Legal\Clients\PHCINC\Overline.wpd

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

      6. This is intended to be and shall be construed as a continuing guarantee and shall remain in full force and effect and shall be binding in accordance with and to the extent of its terms upon Guarantor and Guarantor's heirs and assigns, and shall inure to the benefit of Lender, and its successors, endorsers, transferees and assigns h:\WP\Legal\Clients\PHCINC\Overline.wpd

     7. If all or any part of the overline Obligations of Borrower to Lender are not paid when due, and if collections of Accounts under the Loan Agreement are not sufficient to pay the portion of the Overline Obligations that are due, Guarantor hereby guarantees that it will pay the same to Lender, upon demand, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature that are now or may hereafter be imposed, levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against Borrower or any other guarantor or any security that Lender may have to obtain payment. The payment shall be made in immediately available funds to Lender's office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Steven M. Curwin, Deputy General Counsel, or at such other place as Lender may designate in writing.

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

        10.Guarantor hereby represents, warrants, and covenants to Lender:

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

h:\WP\Legal\Clients\PHCINC\Overline.wpd

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

      11.  No  provision  of  this  Guaranty   shall  be  waived,   amended  or
supplemented except by a written instrument executed by Lender-

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

      15. Guarantor hereby assumes responsibility for keeping itself informed of the financial condition of Borrower, and any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Overline Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Overline Obligations, or any part of the Overline Obligations, that diligent inquiry would reveal, and Guarantor hereby agrees that to advise Guarantor of information known to Lender regarding such Lender shall have no duty condition or any such circumstances. If Lender, in its sole discretion, undertakes at any time or from time to time to provide any such information to Guarantor, Lender shall be under no obligation (i) to undertake any investigation not a part of its regular business routine, (ii) to disclose any information that, pursuant to accepted or reasonable commercial  finance  practices,  Lender  wishes to  maintain  confidential,  or
(iii) to make any other or future disclosures of such information or any other information to Guarantor.

h:\WP\Legal\Clients\PHCINC\Overline.wpd

     16. This Guaranty may be executed in one or more counterpart copies, each of which shall be an original and all of which together shall constitute one and the same instrument, and it is not necessary that all parties' signatures appear on each counterpart.

      17. If any term, covenant or condition of this Guaranty, or the application of such term, covenant or condition to any party or circumstance, shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Guaranty and the application of such terms, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the parties to this Guaranty shall amend this Guaranty so as to effect the original intent of the parties as closely as possible in an acceptable manner.

      18. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE COURTS OF THE STATE OF MARYLAND OR IN THE U.S. DISTRICT COURT FOR THE DISTRICT OF MARYLAND, GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN TIRE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO GUARANTOR AT ITS ADDRESS SET FORTH IN THE PREAMBLE TO THIS GUARANTY.

      19. GUARANTOR HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY GUARANTOR, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS GUARANTY TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE, EVIDENCE OF GUARANTOR'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, GUARANTOR HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO GUARANTOR THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

h:\WP\Legal\Clients\PHCINC\Overline.wpd

      20. GUARANTOR AUTHORIZES ANY ATTORNEY ADMITTED TO PRACTICE BEFORE ANY COURT OF RECORD IN THE UNITED STATES OR THE CLERK OF SUCH COURT TO APPEAR ON BEHALF OF GUARANTOR IN ANY COURT IN ONE OR MORE PROCEEDINGS, OR BEFORE ANY CLERK THEREOF OF PROTHONOTARY OR OTHER COURT OFFICIAL, AND TO CONFESS JUDGMENT AGAINST GUARANTOR IN FAVOR OF LENDER IN THE FULL AMOUNT DUE ON THIS GUARANTY (INCLUDING PRINCIPAL, ACCRUED INTEREST AND ANY AND ALL CHARGES, FEES AND COSTS) PLUS ATTORNEYS' FEES EQUAL TO FIFTEEN PERCENT (15%) OF THE AMOUNT DUE, PLUS COURT COSTS, ALL WITHOUT PRIOR NOTICE OR OPPORTUNITY OF BORROWER FOR PRIOR HEARING. GUARANTOR AGREES AND CONSENTS THAT VENUE AND JURISDICTION SHALL BE PROPER IN THE CIRCUIT COURT OF ANY COUNTY OF THE STATE OF MARYLAND OR OF BALTIMORE CITY, MARYLAND, OR IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND. GUARANTOR WAIVES THE BENEFIT OF ANY AND EVERY STATUTE, ORDINANCE, OR RULE OF COURT WHICH MAY BE LAWFULLY WAIVED CONFERRING UPON GUARANTOR ANY RIGHT OR PLEDGE OF EXEMPTION, HOMESTEAD RIGHTS, STAY OF EXECUTION, OR SUPPLEMENTARY PROCEEDINGS, OR OTHER RELIEF FROM THE ENFORCEMENT OR IMMEDIATE ENFORCEMENT OF A JUDGMENT OR RELATED PROCEEDINGS ON A JUDGMENT. THE AUTHORITY AND POWER TO APPEAR FOR AND ENTER JUDGMENT AGAINST GUARANTOR SHALL NOT BE EXHAUSTED BY ONE OR MORE EXERCISES THEREOF, OR BY ANY IMPERFECT EXERCISE THEREOF, AND SHALL NOT BE EXTINGUISHED BY ANY JUDGMENT ENTERED
PURSUANT THERETO; SUCH AUTHORITY AND POWER MAY BE EXERCISED ON ONE OR MORE OCCASIONS FROM TIME TO TIME, IN THE SAME OR DIFFERENT JURISDICTIONS, AS OFTEN AS LENDER SHALL DEEM NECESSARY, CONVENIENT, OR PROPER.








                                       6
h:\WP\Legal\Clients\PHCINC\Overline.wpd

          IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

WITNESS:                       GUARANTOR:



______________________________      /s/  Bruce A. Shear





                         ACKNOWLEDGMENT AND STIPULATION

  The undersigned hereby acknowledges and stipulates that (i) she is the spouse of Guarantor, (ii) Lender is looking to the property owned by Guarantor and the property owned jointly by Guarantor and the undersigned to support the Guaranty, and (iii) all property jointly owned with Guarantor, whether as tenants-in-common, tenants in the entirety or joint tenants or as community property, and whether now owned or hereafter acquired (whether subject to the sole management of Guarantor or the undersigned), is subject to, and may be used for, the payment and performance of Guarantor's obligations under the above Guaranty. Notwithstanding the foregoing, Lender shall have no recourse against the separate property of the undersigned for satisfaction of any such obligations.

       This Acknowledgment and Stipulation is entered into as of August 11, 1999 for the benefit of Lender.



  WITNESS:

___________________________________ _________________________________________
  Name:




                                       7
h:\WP\Legal\Clients\PHCINC\Overline.wpd

Exhibit 10.67

                     AMENDMENT NO. 3 TO SECURED BRIDGE NOTE


           THIS AMENDMENT NO. 3 TO SECURED BRIDGE NOTE (the "Amendment") is hereby entered into as of the 10th day of May, 1999 by and among PHC, INC., a Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender").

       A. Borrower and Lender entered into that certain Secured Bridge Note (the "Note") dated March 10, 1998 in the principal sum of Three Hundred Fifty and 00/100 Dollars ($350,000.00), which had an original Maturity Date of July 10, 1998.

       B. Pursuant to Amendment No. 1 to Secured Bridge Note dated as of July 10, 1998, Lender agreed to extend the Maturity Date of the Note until November 10, 1998.

       C. Pursuant to Amendment No. 2 to Secured Bridge Note dated as of November 10, 1998, Lender agreed to extend the Maturity Date of the Note until May 10, 1999.

       D. Borrower has requested that the Maturity Date of the Note be extended for an additional two (2) months, which extension of the Maturity Date is essential to Borrower in continuing to finance its operations.

       E. Lender has agreed to extend the Maturity Date upon the terms and conditions of this Amendment.

       NOW, THEREFORE, the parties agree as follows:

       1. Capitalized terms used and not otherwise defined in this Amendment shall have the meanings given them in the Note.

      2. Borrower and Lender hereby affirm and agree that the Maturity Date of the Note is hereby extended to July 10, 1999.

      3. This Amendment may be executed in several counterparts, and each copy so executed shall be deemed an original.

      4. Except as expressly stated in this Amendment, the terms, conditions, and provisions of the Note, as amended by this Amendment, shall remain in full force and effect and shall not be modified or otherwise affected by the execution of this Amendment.





  H:\WP\LEGAL\CLIENTS\PHCINC\secnote3amend.wpd

      IN WITNESS WHEREOF, the parties have executed or caused this Amendment to be executed by their respective officers thereunto duly authorized as of the day and year first above written.



                             LENDER:

                             HCFP FUNDING II, INC.
                             a Delaware corporation


                             By:      /s/  Jeffrey P. Hoffman
                             Title:   Vice President



                             BORROWER:

                             PHC, INC
                             a Massachusetts corporation


                             By:      /s/  Bruce A. Shear
                             Title:   President


      5. Upon execution of this Letter Agreement, a fee of Ten Thousand and 00/100 Dollars ($10,000) will be charged to the Revolving Loan Balance (the "Extension Fee"). In addition, during the extension period, the lender will determine the terms of a proposed Revolving Credit Line. If approved, the $10,000 Extension Fee will be applied against the Due Diligence, legal costs, and any fees charged for this new Loan.


H:\WP\LEGAL\CLIENTS\PHCINC\secnote3amend.wpd

Exhibit 99.1

                        CAUTIONARY STATEMENT FOR PURPOSES
                      OF THE SAFE HARBOR" PROVISIONS OF THE
                      RIVATE LITIGATION REFORM ACT OF 1995

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