Form 10-K/A
period 1999-06-30
PHC INC /MA/
filed 1999-10-20
CIK 915127

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

At September 15, 1999, 5,610,194 shares of the issuer's Class A Common Stock and 727,170 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

     The Consolidated Statement of Changes in Stockholders' Equity at page F-5 of the Company's report on Form 10-KSB for the fiscal year ended June 30, 1999 is hereby replaced by the same report attached and incorporated by referenced. The Company's Form 10-KSB reflected the Treasury Shares Amount as of June 30, 1999 at ($2,122), the correct ending balance of this account as of June 30, 1999 is ($12,122).

ITEM 7: FINANCIAL STATEMENTS

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
                                                 ___________       ___________
See notes to financial statements

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations
                                                  For the Year Ended June 30,
                                                  1999                 1998
                                                                 (as restated)
                                             ____________        _____________
Revenues:
     Patient care, net (Note A)             $ 17,529,978          $ 19,649,353
     Management fees (Note K)                    666,881               833,750
     Other                                       942,637               763,086

         Total revenues                       19,139,496            21,246,189

Operating expenses:
    Patient care expenses                      9,384,070            10,706,639
     Cost of management contracts                259,012               467,065
     Provision for doubtful accounts           2,183,139             3,684,452
     Administrative expenses                   7,865,013             9,488,631

         Total operating expenses             19,691,234            24,346,787
                                             ___________          _____________

Loss from operations                           (551,738)            (3,100,598)

Other income (expense):
     Interest income                            451,271                391,353
     Interest expense                        (1,258,314)            (1,289,642)
     Other income, net                           64,129                 58,583
                                            ___________           _____________

          Total other expense, net            (742,914)               (839,706)

Loss before income taxes                    (1,294,652)             (3,940,304)
Income taxes (Note F)                           59,434                 219,239

Loss from continuing operations             (1,354,086)             (4,159,543)

Loss from discontinued operations
 (Notes A and I)                                    --              (2,220,296)

             Net loss                       (1,354,086)             (6,379,839)

Dividends (Note J)                            (142,110)               (207,060)

Loss applicable to common shareholders   $  (1,496,196)           $ (6,586,899)

Basic and diluted loss per common share
 (Note A):
    Continuing operations                $        (.25)           $       (.84)
    Discontinued operations                         --                    (.42)
      Total                              $        (.25)           $      (1.26)
Basic and diluted weighted average
  number of shares outstanding                6,008,263              5,237,168

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

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity (See Notes A, C, H, J, K and N)

                      Additional
                      Paid-in
                      Capital,
                      Common      Treasury   Shares   Accumulated
                      Stock        Shares    Amount     Deficit         Total
                    _____________  ________  ______   ____________    _________

Balance - June 30,
   1997                $10,398,630  8,656  $(37,818)  $(4,674,316)   $5,724,581
Conversion of debt       2,696,789                                    2,710,106
Conversion of preferred
  stock series A           (2,458)                                            0
Issuance of shares with
  acquisition              79,605                                        80,015
Issuance private placement
  shares                  498,276                                       500,000
Conversion of shares                                                         -0-
Cancel class C common
  stock                     1,998                                            -0-
Issue warrants for
  services                184,523                                       184,523
Issuance of shares with
  consulting agreement     36,249                                        36,458
Issuance of shares with
  earn out agreement      531,991                                       534,265
Issuance of employee
  stock purchase plan
  shares                   35,750                                        35,897
Issuance of preferred
  stock series B          949,990                                       950,000
Adjustment related to
  beneficial conversion
  feature of convertible
  preferred stock         190,000                        (190,000)           -0-
Warrant issued with debt   48,809                                        48,809
Treasury stock issued to
  employees                        (5,880)   25,696                      25,696
Dividends on preferred stock                              (17,060)      (17,060)
Costs related to private
  placements             (164,257)                                     (164,257)
Net loss-year ended June
  30, 1998                     --      --        --    (6,379,839)   (6,379,839)
                      _____________  ________  ______   ____________  _________

Balance - June 30,
  1998 as restated)   $15,485,895   2,776  $(12,122) $(11,261,215)  $ 4,269,194

Costs related to private
  placement               (56,565)                                      (56,565)
Conversion of preferred
  stock                    91,959                         (92,569)        1,868
Price guarantee shares    117,076                                       120,117
Issue warrants for
  services                108,354                                       108,354
Issuance of shares with
  consulting agreement     38,436                                        39,000
Issuance of shares with
  earn out agreement       59,513                                        60,047
Issuance of employee
  stock purchase plan
  shares                   18,261                                        18,415
Issue warrants for
  financing                51,248                                        51,248
Conversion from class B
  to class A
Dividends on preferred
  stock                    52,999                         (49,541)        3,460
Net Loss-year ended June
  30, 1999                     --      --        --    (1,354,086)   (1,354,086)
                      _____________ ________  ________ ____________  __________
Balance-June 30, 1999  15,967,176   2,776  ($12,122) $(12,757,411)   $3,261,052


See notes to financial statements
                                                                            F-5

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                 For the Year Ended June 30,
                                                    1999             1998
                                                                 (as restated)
                                               ______________     ___________
Cash flows from operating activities:
  Net loss                                      $(1,354,086)      $(6,379,839)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
  Depreciation and amortization                     325,764           674,162
  Compensatory stock options and
    stock and warrants issued
    for obligations                                 279,719           269,790
  Changes in:
     Accounts receivable                          1,188,745         1,544,791
     Prepaid expenses and other
       current assets                              (141,713)          257,173
     Other assets                                   693,275          (257,941)
     Accounts payable                              (513,463)         (182,913)
     Accrued expenses and other liabilities          59,288           758,072
     Net liabilities of discontinued operations          --         1,161,903
                                                ____________      _____________
       Net cash provided by (used in)
        operating activities                        537,529        (2,154,802)
                                               ____________      _____________
Cash flows from investing activities:
     Acquisition of property and equipment
       and intangibles                             (115,254)         (212,492)
     Loan receivable                                     --           152,749
                                               ____________      _____________
       Net cash (used in) investing
        activities                                 (115,254)          (59,743)
                                                ____________      _____________
Cash flows from financing activities:
     Revolving debt, net                             13,628           (106,513)
     Proceeds from borrowings                       485,829            950,000
     Payments on debt                            (1,274,969)          (557,883)
     Deferred financing costs                            --              6,967
     Preferred stock dividends                       (7,681)           (17,060)
     Issuance of capital stock                       15,011          1,321,640
     Convertible debt                               500,000                 --
                                                ____________      _____________
       Net cash provided by (used in)
         financing activities                      (268,182)         1,597,151
                                                ____________      _____________
Net increase (decrease) in cash and
   cash equivalents                                 154,093           (617,394)
Beginning balance of cash and cash equivalents      227,077            844,471
                                               ____________      _____________
Ending balance of cash and cash equivalents      $  381,170        $   227,077
                                               ____________       _____________
Supplemental cash flow information:
     Cash paid during the period for:
     Interest                                    $1,227,628         $1,567,763
     Income taxes                                $  189,027         $  130,290

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

On August 11, 1999 the Company borrowed approximately $310,000 from Heller Healthcare Finance, Inc. f/k/a HCFP Funding, Inc. through an extension of the February 18, 1998 Loan and Security Agreement.

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


                                    PHC, INC.


Date:    October 20, 1999           By: /s/   Bruce A. Shear, President and
                                              Chief Executive Officer