Form 10-Q
period 1999-09-30
PHC INC /MA/
filed 1999-11-15
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM ____________    TO ___________

 Commission file number        0-23524


                                    PHC, INC.
        (Exact name of small business issuer as specified in its charter)

           Massachusetts                                       04-2601571
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                               Identification No.)

200 Lake Street, Suite 102, Peabody MA                          01960
(Address of principal executive offices)                      (Zip Code)

                                  978-536-2777
                           (Issuer's telephone number)
_______________________________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report) Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X No____

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of October 31, 1999:

         Class A Common Stock       5,610,194
         Class B Common Stock         727,170

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No      X

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 1999 and June 30, 1999.

         Condensed Consolidated Statements of Operations - Three months ended September 30, 1999 and September 30, 1998.

         Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 1999 and September 30, 1998.

         Notes to Condensed Consolidated Financial Statements - September 30, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 6.           Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements

                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                      Sept. 30        June 30
                                                        1999            1999
                                                     __________       _________
        ASSETS

Current assets:
 Cash & Cash Equivalents                            $  57,597         $ 381,170
 Accounts receivable, net of allowance for
  bad debts of  $3,429,725 at  Sept. 30, 1999,
  $ 3,647,848 at June 30, 1999                      5,923,365         6,343,227
 Prepaid expenses                                     225,847           101,865
 Other receivables and advances                       219,133           334,155
 Deferred Income Tax Asset                            459,280           459,280
 Other Receivables, related party                      77,245            53,517
                                                  ___________         _________
       Total current assets                         6,962,467         7,673,214
Accounts Receivable, noncurrent                       575,000           595,000
Other receivables, noncurrent, related party,
  net of allowance for doubtful accounts
  of $782,000 Sept. 30, 1999 and June 30, 1999      3,054,122         2,908,113
Other Receivable                                       93,880           109,165
Property and equipment, net                         1,456,196         1,483,319
Deferred income taxes                                 154,700           154,700
Deferred financing costs, net of amortization of
  $5,677 at Sept. 30, $64,041 at June 30, 1999         39,390            45,067
Goodwill, net of accumulated amortization of
  $143,878 at Sept. 30, 1999 and $116,900 at June
  30, 1999                                          1,734,097         1,761,075
Other assets                                          376,457           297,781
                                                 _____________     ____________
     Total assets                                $ 14,446,309       $15,027,434
                                                 _____________     ____________

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $1,797,451       $ 1,832,750
  Notes payable--related parties                      200,000           200,000
  Current maturities of long term debt              1,025,057         1,286,318
  Revolving credit note                             1,429,053         1,669,830
  Current portion of obligations under capital
    leases                                             54,179            60,815
  Accrued payroll, payroll taxes and benefits         282,229           333,955
  Accrued expenses and other liabilities            1,380,476         1,459,290
  Net current liabilities of discontinued
    operations                                      2,641,537         2,641,537
                                                  ___________         _________
     Total current liabilities                      8,809,982         9,484,495
                                                  ___________         _________
Long-term debt                                      1,883,267         1,730,230
Obligations under capital lease                        41,868            51,657
Convertible debentures                                500,000           500,000
                                                  ___________         _________
  Total noncurrent liabilities                      2,425,135         2,281,887
                                                 _____________     ____________
  Total liabilities                                11,235,117        11,766,382
                                                 _____________     ____________
Stockholders' Equity:
 Preferred stock, $.01 par value; 1,000,000
   shares authorized, 813 shares issued and
   outstanding Sept. 30, 1999 and June 30, 1999             8                 8
 Class A common stock, $.01 par value; 20,000,000
   shares authorized, 5,612,970 and 5,612,930
   shares issued Sept. 99 and June 99
   respectively                                        56,129            56,129
 Class B common stock, $.01 par value; 2,000,000
   shares authorized, 727,170 and 727,210 issued
   Sept. 99 and June 99 respectively, convertible
   into one share of Class A Common
   Stock                                                7,272             7,272
  Additional paid-in capital                       15,989,729        15,967,176
  Treasury stock, 2,776 shares at cost                (12,122)          (12,122)
  Accumulated Deficit                             (12,829,824)      (12,757,411)
                                                 _____________     ____________
  Total Stockholders' Equity                        3,211,192         3,261,052
                                                 _____________     ____________
    Total Liabilities and Stockholders'Equity     $14,446,309       $15,027,434
                                                 _____________     ____________

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                          September 30
                                                     1999               1998
                                                                  (As restated)
                                                  __________       ___________
 Revenues:
  Patient Care, net                              $3,951,498         $4,476,738
  Management Fees                                   265,404            199,453
  Other                                             165,907            235,104
                                                  __________        ___________
Total revenue.                                    4,382,809          4,911,295

Operating expenses:
  Patient care expenses                           2,125,408          2,308,051
  Cost of Management Contracts                      111,906            128,165
  Provision for doubtful accounts                   438,352            356,190
  Administrative expenses                         1,762,564          1,905,917
                                                  __________        ___________
Total operating expenses                          4,438,230          4,698,323
                                                  __________        ___________
Income (loss) from operations                       (55,421)           212,972
                                                  __________        ___________
Other income (expense):
  Interest income                                    96,441            109,382
  Interest expense                                 (190,868)          (312,312)
  Other income (expense), net                        89,996              4,342
                                                  __________        ___________
Total other expense, net                             (4,431)          (198,588)
                                                  __________        ___________

Income (loss) before Provision for Taxes            (59,852)            14,384

Provision for Income Taxes                              100                911
                                                  __________        ___________
           Net Income (loss)                        (59,952)            13,473

Dividends                                           (12,463)           (14,544)
                                                  __________        ___________
Loss applicable to common shareholders            $ (72,415)        $  ( 1,071)
                                                  __________        ___________

Basic and Diluted loss per common share          $     (.01)        $     (.00)
Basic and Diluted weighted average number
 of shares outstanding                            6,337,364          5,659,819

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Three Months Ended
                                                           September 30
                                                        1999             1998
                                                                   (As restated)
                                                    ___________________________
Cash flows from operating activities:

  Net Income (loss)                                $  (59,952)     $   13,473
  Adjustments to reconcile net income or loss
    to net cash provided by (used in) operating
    activities:
  Depreciation and amortization                        82,009          78,775
  Compensatory stock options and stock and
    warrants issued for obligations                    22,876          25,624
  Changes in:
    Accounts receivable                               400,432         (43,681)
    Prepaid expenses and other current assets        (123,982)        (25,289)
    Other assets                                      (78,676)         30,436
    Accounts payable                                  (35,299)        344,811
    Accrued expenses and other liabilities           (130,540)       (379,603)
                                                  _____________     __________
Net cash provided by operating activities              76,868          44,546
                                                  _____________     __________
Cash flows from investing activities:
  Acquisition of property and equipment               (27,965)        (46,737)
                                                  _____________     __________
Net cash used in investing activities                 (27,965)        (46,737)
                                                  _____________     __________

Cash flows from financing activities:
   Revolving debt, net                               (240,778)       (123,968)
   Proceeds from borrowings                           146,301         100,000
   Payments on debt                                  (270,891)       (111,895)
   Deferred financing costs                             5,677          (5,985)
   Preferred Stock Dividends                           (2,463)         (1,763)
   Costs related to issuance of capital stock         (10,322)             --
                                                   _____________     __________
Net cash used in financing activities                (372,476)       (143,611)
                                                   _____________     __________
NET INCREASE (DECREASE) IN CASH                      (323,573)       (145,802)
Beginning cash balance                                381,170         227,077
                                                  _____________     __________
ENDING CASH BALANCE                               $    57,597       $  81,275
                                                  _____________     __________
SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period for:
         Interest                                  $  195,764      $  282,821
         Income taxes                                  35,500          51,195

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Issuance of Preferred Stock in lieu of
         cash for Dividends due                    $   10,000       $  26,000

                 See Notes to Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999


Note A - The Company

     PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem, Virginia, near Roanoke and eight psychiatric facilities: Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare, a provider of outpatient behavioral health services at two locations in Las Vegas, Nevada; Total Concept EAP, a provider of outpatient behavioral health services in Shawnee Mission, Kansas; and North Point-Pioneer, Inc. ("NPP") which operates four outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area. The Company also operates BSC-NY, Inc., which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Through its subsidiary, Behavioral Health Online, Inc., (BHO"), the Company operates its web site, Behavioralhealthonline.com.

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


Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The accompanying financial statements should be read in conjunction with the June 30, 1999 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 13, 1999 and 10-KSB/A filed on October 20, 1999.

NOTE C - Restatement of September 30, 1998 financial information

     In July 1998 the Company issued warrants to purchase 72,500 shares of PHC, Inc. Class A common stock in a debt extension agreement. In error the value of these warrants was not charged as an expense during the period. The Company has restated the accompanying September 30, 1998 financial information to reflect the Black-Scholes value of these warrants as additional interest of $25,624.

Item 2.     Management's Discussion and Analysis or Plan of Operation


                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

     Net patient care revenue decreased 11.7% to $3,951,498 for the three months ended September 30, 1999 from $4,476,738 for the three months ended September 30, 1998. This decrease in revenue is due primarily to the close of the Virginia clinics, which accounted for $319,086 of the net revenue for the three months ended September 30, 1998 and an unusual, non-seasonal decline in census and revenue at Harbor Oaks and Mount Regis facilities. Marketing efforts have aided in increasing the census at Harbor Oaks but the census at Mount Regis center remained low through much of October 1999.

     Management fees increased by 33.1% to $265,404 for the three months ended September 30, 1999 from $199,453 for the three months ended September 30, 1998. This increase in revenue is due to increases in BSC-NY, Inc. related fees for the management of Psychological and Psychotherapy practices in New York. These management fees are expected to decline in future since they are now based on the expenses of BSC-NY, Inc. and there has been a decline in the expenses due to changes in operations and personnel.

     Administrative expenses decreased 7.5% to $1,762,564 for the three months ended September 30, 1999 from $1,905,917 for the three months ended September 30, 1998. Patient care expenses also decreased by 7.9% to $2,125,408 for the three months ended September 30, 1999 from $2,308,051 for the three months ended September 30, 1998. These decreases in expenses are due to the closing of the Salem, Virginia clinic in January 1999. Although some residual expenses related to the collection of receivables continued through the quarter ended September 30, 1999, these expenses have reduced considerably as expected.

Year 2000 Compliance

     The Company's computer and software systems at the corporate office have all been tested and upgraded. All hardware and software at the corporate offices is now year 2000 compliant. Accounts receivable software has been upgraded and is currently year 2000 compliant at four of its eight operating facilities. The four remaining facilities are in the process of finalizing conversion decisions to allow for a smooth transition into the year 2000. All related system changes are expected to be final for testing by November 30, 1999 and operating live by December 31, 1999. In the event that installation of the software is delayed, each of the remaining facilities is making plans to complete the billing process by manually for those bills that are not currently processed through a third party electronic biller. Although this is a time consuming and costly alternative, it will allow the Company to continue processing bills.

     The Company is currently in the process of contacting each third party payor of accounts receivable, financial institution, major supplier of essential products and utility to request the status of their year 2000 compliance. The Company has received responses from approximately 60% of all vendors contacted. All operations critical equipment, telephones, elevators, etc., has been tested and found to be compliant. There are a few suppliers of goods and services critical to operations that have not yet responded. The Company has identified alternate sources for these goods and services.

     To date the Company has expended approximately $65,000 on items relating to the year 2000 issues and anticipates approximately $150,000 in additional expenses relating to the upgrade of Company's computer and telephone systems.

Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the quarter ended September 30, 1999 by 11.2%, approximately $440,000. This is primarily the result of a more aggressive collection policy. In response to today's healthcare environment, the Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended September 30, 1999 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:


  DATE     TRANSACTION TYPE           NUMBER OF  PROCEEDS    MATURITY      TERMS             STATUS
                                        SHARES

  7/99     Warrants issued for         10,000                07/01/2004    exercise price  outstanding
                                                                           $1.00
  7/99     Warrants issued for         37,500                07/05/2004    exercise price  outstanding
                                                                           $1.45
  8/99     Warrants issued for         10,000                08/01/2004    exercise price  outstanding
                                                                           $1.00
  8/98     Extension of existing                 $310,000    12/31/1999    $45,000 on      outstanding
                                                                           signing plus
                                                                           prime 2.25%
                                                                           annual interest
                                                                           rate


     The Company believes that it has the necessary liquidity and capital resources and contingent funding commitments to sustain existing operations for the foreseeable future. The Company also intends to renew the expansion of its operations through new product lines and expansion of contracts. The Company will also expand through its web site operations offering the behavioral health professional goods and services unique and specific to their needs for a fee.

     Subsequent to September 30, 1999 the Company signed a promissory note for $160,000 in favor of Mellon US Leasing in settlement of the lease obligation of Quality Care Centers of Massachusetts, Inc., the Company's subsidiary that'instituted a proceeding under Chapter 11 of the Federal Bankruptcy Code. This lease obligation was fully guaranteed by the parent corporation, at the time of its original signing. The note calls for 36 monthly payments of $5,087.96 monthly beginning November 30, 1999 and bear interest at 9% per annum.

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

     When used, words such as believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

     Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

PART II         OTHER INFORMATION


Item 6.   Exhibits

(a)      Exhibit List

Exhibit No.                Description

      10.68 Promissory Note by and between PHC, Inc. and Mellon US Leasing Corporation dated

      27     Financial Data Schedule

      99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHC, Inc.
                                              Registrant


Date: November 15, 1999                       /s/ Bruce A. Shear
                                                  President
                                                  Chief Executive Officer




Date: November 15, 1999                       /s/ Paula C. Wurts
                                                  Controller
                                                  Assistant Treasurer

Exhibit 10.68

                                 PROMISSORY NOTE


$160,000.00
                                                         November _____ , 1999

For value received, PHC, Inc., d/b/a Pioneer Behavioral Health, (herein "Borrower"), promises to pay Mellon US Leasing, A Division of Mellon Leasing Corporation, or its assigns (herein "Lender"), at its offices of its attorneys, Cohn & Dussi, P.C. at 151 Merrimac Street, Suite 600, Boston, Massachusetts 02114 or such other address designated by Lender, the sum of One Hundred Sixty Thousand 00/1 00 ($160,000.00) Dollars, (the "Principal") together with interest thereon at the rate of Nine Percent (9%) per annum from November 1, 1999, payable as follows:

Thirty-Six (36) consecutive monthly payments in the amount of Five Thousand Eighty-Seven and 96/100 ($5,087.96) Dollars per month commencing on November 1, 1999. Each monthly payment is due and payable on the thirtieth (30th) of each month until all monies due hereunder are paid.

This Note may be prepaid in whole or in part at any time. Any prepayment shall be applied as directed by Borrower either to the last principal due hereunder or to proportionately reduce all succeeding payments.

Lender shall accept payment of arrears; and if any defaulted payment is more than twenty (20) days in arrears, the Borrower shall pay as liquidated damages, in addition to all other amounts due hereunder, a late charge equal to five percent (5%) for each payment so in arrears, but only to the extent permitted by law. After the maturity date of this Note, the borrower shall pay interest on unpaid balances at the rate of twelve percent (12%) per annum. In the event Lender institutes an action upon this note, the borrower shall pay, in addition to unpaid principal, interest and late charges, the expenditures incurred by Lender, including costs and reasonable collection and attorneys' fees. In the event of default in the payment of any sums when due hereunder, at Lender's option, the due date of this Note may be accelerated so that the entire principal is immediately due and payable and the interest rate increases to twelve percent (12%) per annum. Borrower shall have the right to cure default by making payments within 30 days of the due date.

Undersigned and any endorser waive presentment, demand for payment, notice of dishonor and protest and consent to any renewal, extension or modification of the terms of payment or release or substitution of security now or hereafter held as collateral for this Note.

Any notices required hereunder shall be deemed sufficient if given personally in writing or delivered by regular First Class Mail to the party intended at its address shown herein or to any other intended recipient at its address shown below, or to such other address as the intended recipient shall have previously designated in writing.

This Note shall be deemed delivered in Boston, Massachusetts, and the validity thereof shall be construed pursuant to the laws of the State of Massachusetts. The undersigned and each endorser hereby consent to the jurisdiction of any Federal Court in the State of Massachusetts or any State Court located in Massachusetts for any action or proceeding brought with respect to this Note. Nothing contained herein is intended to preclude Lender from commencing any action hereunder in any court having jurisdiction thereof. Service of process in any such action shall be sufficient if served by certified mail, return receipt requested, to the address of the party set forth herein. To the extent permitted by law, undersigned waives trial by jury in any action by or against Lender hereunder.

This Note is given in full satisfaction of all amounts due from Borrower to Lender by reason of any transaction between Lender and either Borrower or any subsidiary of Borrower.

(CORPORATE SEAL)                             PHC, Inc.
                                             d/b/a Pioneer Behavioral Health
                                             200 Lake Street, Suite 102
                                             Peabody, Massachusetts 01960



  ATTEST:  /s/  Terri Bates                  By:  /s/  Bruce A. Shear
                                             Title:     President

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