Form 10-K/A
period 1999-06-30
PHC INC /MA/
filed 1999-11-29
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A2

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended June 30, 1999

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from to

Commission file number: 0-22916

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





                                      (1)

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

At September 15, 1999, 5,610,194 shares of the issuer's Class A Common Stock and 727,170 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X




                                      (2)

Changes in this amendment include:

1. Item 6. Management's discussion and analysis or plan of operation is being amended to more clearly define refinement of collection and reserve policies, collection difficulties and increases in other assets.

2. Item 7. The footnotes to the financial statements are being expanded to include further explanation of accounting policies, additional information with regard to certain capital transactions, notes, taxes and acquisitions and detailed financial information by operating segment.


                                      (2)

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 1999 and 1998. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During the fiscal years several businesses were acquired or closed which makes comparability of period results difficult. See Psychiatric Service Industry - Operating Statistics" in Part One, Item One of this report for further detail.

Overview

The Company presently provides health care services through two substance abuse treatment centers, a psychiatric hospital and seven outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from Medicare and Medicaid and contracts with managed care companies, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases because of the fixed components of these expenses. The Company's most recent addition, Behavioral Health Online, Inc., is a provider of behavioral health information and education through its web site. Revenues from the web site are expected to be derived from behavioral health professionals for educational units required by professional standards, sponserships and advertising for behavioral health suppliers and the sale of books, tapes and other behavioral health related items to behavioral health professionals and other consumers.

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





                                      (3)

Results of Operations

Years Ended June 30, 1999 and 1998

     The Company experienced an increase in profitability from its continuing operations. Earnings before taxes, interest, depreciation and amortization for currently operating facilities increased by $1,351,169 for the year ended June 30, 1999 to $845,747 from a loss for the year ended June 30, 1998 of $505,422. These amounts exclude income and loss for both years for the California, Rhode Island, and Virginia operations. Although net revenue for the operating facilities decreased by 2%, approximately $337,000, for the year ended June 30, 1999, many changes toward more efficient operations resulted in non-proportional decreases in many operating expenses. Total consultant fees related to patient care decreased 16% to $2,273,601 for the year ended June 30, 1999 from $2,721,960 for the year ended June 30, 1998. While patient care related payroll expense increased only 2% to $5,507,138 for the year ended June 30, 1999 from $5,417,628 for the year ended June 30, 1998. This is a combined 4% reduction in the cost of salaries related to patient care as a result of the more efficient use of salaried employees time and the reduction in the use of non-employee therapists for patient care. More efficient ordering has resulted in a decrease of 62% in the cost of hospital supplies excluding food, laboratory fees and pharmacy, which also decreased. A change in laboratory service provider and more efficient management of requests for lab tests resulted in a 37%, approximately $76,000, decrease in laboratory fees expense for the fiscal year ended June 30, 1999. A change in pharmacy and a shift in some pharmacy billing from our facilities to the vendor resulted in a 7%, approximately $14,000, decrease in pharmacy costs for the operating facilities. Savings were also evident in administrative expenses for the operating facilities. More efficient ordering also resulted in a decrease of 10.8%, approximately $25,000, in the cost of general office supplies and expense. Consolidating marketing efforts contributed toward a 24%, approximately $74,000, decrease in marketing, promotion, and travel expenses. More efficient staffing in administrative positions resulted in a decrease of 17%, approximately $458,000, in administrative payroll, while the cost of administrative consultants also decreased 26% or approximately $63,000. Bad debt expenses also decreased 27%, approximately $775,000, due to the considerable charge to bad debt expense in the previous year and the current decline in accounts receivable. Because most of the changes outlined above were in place for all of the year ended June 30, 1999, the Company does not expect to experience the same decreases in expenses in future years but intends to work at maintaining the current level of expenses. The Company will, however, continue to evaluate operations looking for less expensive alternatives to provide the same quality service.

     The Company reduced its total loss by $5,090,703 for the fiscal year ended June 30, 1999 compared to June 30, 1998. The Company also continued to divest itself of facilities operating at a loss. The remaining Pioneer Counseling of Virginia clinic was closed in January 1999 resulting in approximately $300,000 in expenses to write-down intangible assets. The total loss recorded for Pioneer Counseling of Virginia, including this expense was approximately $810,000. The final cost of the release from two of the Michigan outpatient clinic leases is also reflected in the current fiscal year. The Company also experienced a loss of approximately $160,000 through its start up operations for Behavioralhealthonline.com. None of the start-up costs of the web site have been capitalized. Except for the purchase of equipment, all costs have been expensed

                                      (4)
as incurred. The web site produces minimal revenues during the development stages when operating costs are high. To date, no revenues have been recorded for the web site. The web site is expected to be fully operational in the third quarter of the fiscal year 2000.

     In the fiscal year ended June 30, 1998 the Company experienced a loss from the discontinued operations of Franvale Nursing and Rehabilitation Center of approximately $2,200,000.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. In response to today's healthcare environment, the Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors also seek assistance through every legal means, including the State insurance commissioner's office, when appropriate, to collect claims. This early concentration on claim collection allows facility staff to become aware of minor billing errors early and correct them before the claim can be denied for timely and accurate submission. Any valid claims denied due to billing errors on the part of the Company which require write-off are charged to bad debt expense in the period the account is written off. Any invalid claims result in a charge against revenue not reserves. An amount is recorded as a contractual adjustment only if an agreement with the insurance carrier is on file before the patient is admitted. Although the Company's receivables have decreased, the Company continues to reserve for bad debts based on managed care denials and past difficulty in collections. Changing conditions in healthcare required the Company to reevaluate its methods for determining collectability. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves. The collection difficulties experienced are due to the denial of claim, that had been previously approved. Managed care companies frequently deny claims although authorization for treatment is on file. The Company has limited success in challenging these denials. Accordingly, the Company has adopted a more aggressive reserve policy to reserve amounts sooner to address these changing conditions in the healthcare environment. During the year ended June 30, 1998 the Company increased its bad debt reserve by approximately $300,000 to write down the receivables of the closed Rhode Island facility, Good Hope Center, and during the year ended June 30, 1999 the Company increased its bad debt reserve by approximately $33,000 to write down the receivables of the closed Virginia facility, Pioneer Counseling of Virginia, Inc.

     Total patient care revenue from all facilities, decreased 10% to $19,139,496 for the year ended June 30, 1999 from $21,246,189 for the year ended June 30, 1998. This decline in revenue is due primarily to the decline in census and closure of Good Hope Center in Rhode Island. Net inpatient care revenue from psychiatric services decreased 12% to $11,955,143 for the fiscal year ended June 30, 1999 compared to $13,640,801 for the year ended June 30, 1998 and net outpatient care revenue decreased 7% to $5,574,835 for the year ended June 30, 1999 from $6,008,552 for the year ended June 30, 1998. Revenues from Practice Management and Pioneer Development and Support Services ("PDSS") increased 3% to $1,519,518 for the year ended June 30, 1999 from $1,476,836 for the year ended June 30, 1998. All revenues reported above and in the accompanying statement of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Total patient care expenses for all facilities decreased 12% to $9,384,070 for the year ended June 30, 1999 from $10,706,639 for the year ended June 30, 1998. This decrease in patient care expenses is largely a result of the closure




                                      (5)
of Good Hope Center and the Virginia clinics. The Company expects these expenses to decline in fiscal 2000 as compared to fiscal 1999. Total administrative expenses for all facilities decreased 17% to $7,865,013 for the year ended June 30, 1999 from $9,488,631 for the year ended June 30, 1998. This decrease in administrative expense is due largely to the one-time charges recorded in the fiscal year ended June 30, 1998. Expenses for the closure of Good Hope Center and the Blacksburg Clinic were among these one-time charges.

     There was significant increase in other assets in the year ended June 30, 1999. Other assets consist of deposits and other deferred expenses. This increase is primarily due to the deferred expenses of Quality Care Centers recorded during the year. These deferred expenses are legal expenses and other closure expenses relating to the move of records from the facility and production of facility records for various litigations as listed under ITEM 3 LEGAL PROCEEDINGS in this report. The deferred expenses will be offset against an expected gain to be realized upon the final resolution of the closing of Quality Care Centers.

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

Liquidity and Capital Resources

     For the two fiscal years ended June 30, 1999, the Company met its cash flow needs through accounts receivable financing and by issuing debt and equity securities as follows:

                                      (6)


DATE   TRANSACTION TYPE       NUMBER OF    PROCEEDS        MATURITY     TERMS           STATUS
                               SHARES                        DATE

9/97   Common Stock            172,414      $500,000            N/A      Issued with     Common Stock
                                                                         warrants at a    Sold
                                                                         3.3% discount
9/97   Warrant issued as        86,207            --      09/30/2002     exercise price  outstanding
       part of the units                                                 $2.90
       in the Private
       Placement of Common
       Stock
9/97   Warrant issued in       150,000            --      05/31/2002     exercise price  outstanding
       exchange for cash and                                             $2.50
       financial advisory
       services
12/97  Mortgage advance             --      $500,000      10/31/2001     Prime Plus 5%   outstanding
3/98   Warrant issued as         3,000            --      03/10/2003     exercise price  outstanding
       a penalty for late                                                $2.90
       registration of Private
       Placement Common Stock
3/98   Note Payable                 --      $350,000      05/10/99       Prime Plus      outstanding
                                                          as extended    3.5%
3/98   Warrants issued as       52,500            --      03/10/2003     exercise price  outstanding
       additional interest on                                            $2.38
       3/98 debt
                                       (7)

3/98   Common Stock issued     227,347      $534,265      N/A            N/A             N/A
       to the former owners
       of BSC-NY, Inc. for
       the earn out agreement
       in lieu of cash
3/98   Convertible Preferred       950      $950,000     03/18/2000      6% Interest     outstanding
       Stock                                                             per Yr.
                                                                         convertible at
                                                                         80% of 5 day
                                                                         average bid
                                                                         price
3/98   Warrants issued in        49,990           --     03/18/2001      exercise price outstanding
       connection with the                                               $2.31
       Private Placement of
       Convertible Preferred
       Stock on 3/98
5/98   Note Payable -                --      $50,000     on demand       12% annual     outstanding
       Related Party                                                     interest rate
6/98   Note Payable -                --      $50,000     on demand       12% annual     outstanding
       Related Party                                                     interest rate






                                      (8)

7/98   Warrants issued as        52,500           --     07/10/2003      exercise price outstanding
       additional interest on                                              $1.81
       extension of 3/98 debt
7/98   Warrants issued as        20,000           --     07/10/2003      exercise price outstanding
       additional interest on                                               $1.81
       extension of 3/98 debt
8/98   Warrants issued for       50,000           --     08/15/2001      exercise price outstanding
       services                                                          $1.75
8/98   Note Payable -                --     $100,000     on demand       12% annual     outstanding
       Related Party                                                     interest rate
12/98  Shares issued for        304,097           --            --       --             outstanding
       price guaratee
12/98  Convertible Debentures        --     $500,000     12/02/2004      12% annual     outstanding
                                                                         interest
                                                                         convertible
                                                                         at $2.00 in
                                                                         $1,000 increments
12/98  Warrants issued in       165,000           --     06/2004         issued from    outstanding
       Private Placement                                                 Dec thru June;
                                                                         exercisable at
                                                                         $1.00 to $2.00
01/99  Warrants for services     94,000           --     05/2004         issued from    outstanding
                                                                         Jan thru June;
                                                                         exercisable at
                                                                         $1.00 to $1.45

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care, net of allowance for doubtful accounts, decreased 14.6% to $6,938,227 during the year ended June 30, 1999 from $8,126,972 at June 30, 1998. This decrease in accounts receivable is largely the result of the write-down of the accounts receivable for closed facilities, increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State insurance commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to increase reserves for bad debt based on potential insurance denials and past difficulty in collections. In February 1998 the Company entered into an accounts receivable funding revolving credit agreement with Healthcare Financial Partners-Funding II, L.P. ("HCFP"), on behalf of five of its subsidiaries, which provides for funding of up to $4,000,000 based on outstanding receivables. The outstanding balance on this receivables financing on June 30, 1999 was approximately $1,669,830.

     The Company believes that it has sufficient financing available to sustain existing operations for the foreseeable future. The Company also intends to renew the expansion of its existing operations through new product lines and expansion of contracts. The Company will also expand through its web site operations offering the behavioral health professional goods and services unique




                                      (9)
and specific to their needs for a fee.

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



                                      (10)

ITEM 7.           FINANCIAL STATEMENTS.
                                                                 AT PAGE
Index..............................................................F-1
Independent auditor'report.........................................F-2
Consolidated balance sheets........................................F-3
Consolidated statements of operation...............................F-4
Consolidated statements of changes in stockholders'equity..........F-5
Consolidated statements of cash flows..............................F-6, F-7
Consolidated notes to financial statements.........................F-8


                                                                           F-1




                                      (11)

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




                                                                BDO Seidman, LLP
Boston, Massachusetts
September 10, 1999
                                                                              F2


                                      (12)

PHC, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets
                                                            June 30,
                                                      1999               1998
                                                                   (as restated)
                                                      ____          ___________
ASSETS (Notes C and D)
 Current assets:
 Cash and cash equivalents (Note A)               $  381,170        $  227,077
    Accounts receivable, net of allowance for
     doubtful accounts of $3,647,848 at June 30,
     1999 and $3,488,029 at June 30, 1998
     (Notes A, L and M)                            6,343,227         7,441,972
Prepaid expenses                                     101,865           156,695
Other receivables and advances                       334,155           127,064
Deferred income tax asset (Note F)                   459,280           515,300
Other receivables, related party                      53,517            64,065
                                                  ___________       ___________
  Total current assets                             7,673,214         8,532,173

Accounts receivable, noncurrent                      595,000           685,000
Other receivables, noncurrent, related party,
  net of allowance for doubtful accounts of
  $782,000 in 1999 and $382,000 in 1998(Note K)    2,908,113         2,941,402
Other receivables                                    109,165           426,195
Property and equipment, net (Notes A, B and D)     1,483,319         2,128,273
Deferred income tax asset (Note F)                   154,700           154,700
Deferred financing costs, net of amortization
  of $64,041 and $18,065 at June 30, 1999 and
  1998, respectively                                  45,067            53,608
Goodwill, net of accumulated amortization of
  $116,900 and $307,707 at June 30, 1999 and 1998,
  respectively (Note A)                            1,761,075         2,011,613
Other assets (Note A)                                297,781            19,386
                                                 ___________       ___________
      Total assets                               $15,027,434       $16,952,350
                                                 ___________       ___________

LIABILITIES
Current liabilities:
Accounts payable                               $   1,832,750       $ 2,346,213
Notes payable - related parties (Note E)             200,000           159,496
Current maturities of long-term debt (Note C)      1,286,318         1,107,167
Revolving credit note (Note C)                     1,669,830         1,683,458
Current portion of obligations under capital
 leases (Note D)                                      60,815            67,492
Accrued payroll, payroll taxes and benefits          333,955           729,194
Accrued expenses and other liabilities             1,459,290         1,004,763
Net Current Liabilities
  of Discontiuned Operations (Note A and I)        2,641,537         2,641,537
                                                 ___________       ___________
Total current liabilities                          9,484,495         9,739,320

Long-term debt, less current maturities (Note C)   1,730,230         2,850,089
Obligations under capital leases (Note D)             51,657            93,747
Convertible debentures (Note C)                      500,000                --
                                                 ___________       ___________
Total noncurrent liabilities                       2,281,887         2,943,836
                                                 ___________       ___________
Total liabilities                                 11,766,382        12,683,156
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

                                      (13)

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


                                      (14)

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

                                      (15)

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity (See Notes A, C, H, J, K and N)
                      Additional
                      Paid-in
                      Capital,
                      Common      Treasury   Shares   Accumulated
                      Stock        Shares    Amount     Deficit       Total
                    _____________  ________  ______   ____________    _____

Balance - June 30,
   1997                $10,398,630  8,656  $(37,818)  $(4,674,316)   $5,724,581
Conversion of debt       2,696,789                                    2,710,106
Conversion of preferred
  stock series A           (2,458)                                            0
Issuance of shares with
  acquisition              79,605                                        80,015
Issuance private placement
  shares                  498,276                                       500,000
Conversion of shares                                                         -0-
Cancel class C common
  stock                     1,998                                            -0-
Issue warrants for
  services                184,523                                       184,523
Issuance of shares with
  consulting agreement     36,249                                        36,458
Issuance of shares with
  earn out agreement      531,991                                       534,265
Issuance of employee
  stock purchase plan
  shares                   35,750                                        35,897
Issuance of preferred
  stock series B          949,990                                       950,000
Adjustment related to
  beneficial conversion
  feature of convertible
  preferred stock         190,000                        (190,000)           -0-
Warrant issued with debt   48,809                                        48,809
Treasury stock issued to
  employees                        (5,880)   25,696                      25,696
Dividends on preferred stock                              (17,060)      (17,060)
Costs related to private
  placements             (164,257)                                     (164,257)
Net loss-year ended June
  30, 1998                     --      --        --    (6,379,839)   (6,379,839)
                      _____________  ________  ______   ____________  _________
Balance - June 30,
  1998 (as restated)  $15,485,895   2,776  $(12,122) $(11,261,215)  $ 4,269,194

Costs related to private
  placement               (56,565)                                      (56,565)
Conversion of preferred
  stock                    91,959                         (92,569)        1,868
Price guarantee shares    117,076                                       120,117
Issue warrants for
  services                108,354                                       108,354
Issuance of shares with
  consulting agreement     38,436                                        39,000
Issuance of shares with
  earn out agreement       59,513                                        60,047
Issuance of employee
  stock purchase plan
  shares                   18,261                                        18,415
Issue warrants for
  financing                51,248                                        51,248
Conversion from class B
  to class A
Dividends on preferred
  stock                    52,999                         (49,541)        3,460
Net Loss-year ended June
  30, 1999                     --      --        --    (1,354,086)   (1,354,086)
                      _____________ ________  ________ ____________  __________
Balance-June 30, 1999  15,967,176   2,776  ($12,122) $(12,757,411)   $3,261,052


See notes to financial statements
                                                                             F-5

                                      (16)

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                 For the Year Ended June 30,
                                                    1999             1998
                                                                 (as restated)
                                                _____________________________
Cash flows from operating activities:
  Net loss                                      $(1,354,086)      $(6,379,839)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
  Depreciation and amortization                     325,764           674,162
  Compensatory stock options and
    stock and warrants issued
    for obligations                                 279,719           269,790
  Changes in:
     Accounts receivable                          1,188,745         1,544,791
     Prepaid expenses and other
       current assets                              (141,713)          257,173
     Other assets                                   693,275          (257,941)
     Accounts payable                              (513,463)         (182,913)
     Accrued expenses and other liabilities          59,288           758,072
     Net liabilities of discontinued operations          --         1,161,903
                                                ____________      _____________
       Net cash provided by (used in)
        operating activities                        537,529        (2,154,802)
                                               ____________      _____________
Cash flows from investing activities:
     Acquisition of property and equipment
       and intangibles                             (115,254)         (212,492)
     Loan receivable                                     --           152,749
                                               ____________      _____________
        Net cash (used in) investing
        activities                                 (115,254)          (59,743)
                                                ____________      _____________
Cash flows from financing activities:
     Revolving debt, net                             13,628           (106,513)
     Proceeds from borrowings                       485,829            950,000
     Payments on debt                            (1,274,969)          (557,883)
     Deferred financing costs                            --              6,967
     Preferred stock dividends                       (7,681)           (17,060)
     Issuance of capital stock                       15,011          1,321,640
     Convertible debt                               500,000                 --
                                                ____________      _____________
       Net cash provided by (used in)
         financing activities                      (268,182)         1,597,151
                                                ____________      _____________
Net increase (decrease) in cash and
   cash equivalents                                 154,093           (617,394)
Beginning balance of cash and cash equivalents      227,077            844,471
                                               ____________      _____________
Ending balance of cash and cash equivalents      $  381,170        $   227,077
                                               ____________       _____________
Supplemental cash flow information:
     Cash paid during the period for:
     Interest                                    $1,227,628         $1,567,763
     Income taxes                                $  189,027         $  130,290


See notes to financial statements
                                                                             F-6

                                      (17)

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


                                      (17)

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

Revenues and accounts receivable: Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.


                                      (18)

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

The Company has $585,714 of receivables from Medicaid and Medicare at June 30, 1999, which constitute a concentration of credit risk should Medicaid and Medicare defer or be unable to make reimbursement payments as due. Long-term
assets       include        accounts        receivable-non-current,        other
receivables-non-current-related party and other receivables. Accounts receivable-non-current consists of amounts due from former patients for service. This amount represents amounts collectable under supplemental payment agreements, arranged by the Company's collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Accounts of former patients that do not comply with these supplemental payment agreements are written off. Other receivables-non-current-related party is the amount due from a related professional corporation net of the related allowance for doubtful accounts. This amount consists of the balance due of funds advanced to the professional corporation for acquisition costs, management fees, working capital and interest on the advanced funds (see discussion regarding BSC-NY, Inc. in Note K). Other receivables consists of amounts due to the Company from a third party in a licensure agreement and amounts due from employees for advances. Charity care amounted to approximately $242,000 and $504,000 for the years ended June 30, 1999 and 1998, respectively. Patient care revenue is stated net of charity care in the accompanying statements of operations.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                                          Estimated
                          Assets                         Useful Life
                        ________                       _________________

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

                                      (19)

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

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive affects of options, warrants and convertible securities. Dilutive earnings per share is similar to the previously reported fully diluted earnings per share. Diluted loss per share does not include warrants, options, convertible securities or contingently issuable shares that would have an anti-dilutive effect.

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

Impairment of long-lived assets:

During the year ended June 30, 1999 the Company wrote off the carrying value of goodwill for Pioneer Counseling of Virginia, Inc., approximately $305,000, and wrote down the remaining balance of accounts receivable for the facility of approximately $43,000. During the year ended June 30, 1998 the Company wrote off the carrying value of goodwill for PHC of Rhode Island, Inc., approximately $ 23,000, and wrote off equipment and the land and building assets related to the capital lease from that facility aggregating approximately $1,240,000 in total assets and the related liability of approximately $1,300,000. Also in 1998 the Company wrote down the remaining balance of accounts receivable from a closed California facility, approximately $92,000, and the equipment, goodwill and additional closing costs recorded for the Blacksburg facility, approximately $136,000, which was closed in fiscal year 1999 to consolidate operations in Salem, Virginia. All of the above write-downs were considered necessary due to the closing of facilities. The assets had no ongoing value or were written-down to their net realizable value. Write-downs in the carrying value of goodwill and property and equipment are charged to depreciation and amortization expense, which is included in administrative expenses in the Company's statements of operations. Write-downs in accounts receivable were charged to the provision for doubtful accounts in the accompanying statements of operations.
                                                                            F-10


                                      (20)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE A-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with FASB statement no. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The amount of the impairment losses recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

All of the Company's employees are employed under leasing arrangements. The Company believes that its leased employees meet the common law definition of employee and therefore qualify as employees for purposes of applying SFAS 123.

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

In April 1998 Statement of Position 98-5, Reporting on the Costs of Start-up Activities was issued which required such costs, including organization costs, to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company does not expect that this Statement of Position will have a material impact on the Company's statement of operations or financial position.

                                      (21)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

 NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:


                                                           June 30,
                                                     1999            1998
                                                    ______        __________
          Land                                   $   69,259       $  119,859
          Buildings                               1,136,963        1,676,963
          Furniture and equipment                   868,722          839,972
          Motor vehicles                             41,444           41,444
          Leasehold improvements                    358,207          354,687
                                                  __________      ___________
                                                  2,474,595        3,032,925

          Less accumulated depreciation
             and amortization                       991,276          904,652
                                                 __________      ___________
                                                 $1,483,319       $2,128,273
                                                 __________      ___________

NOTE C  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                          June 30,
                                                     1999            1998
                                                    ______        __________
Note payable with interest at 9% requiring
  monthly payments of $1,150 through May 2001       $23,509         $34,636
9% mortgage note due in monthly installments
  of $4,850, including  interest through July
  1, 2012 when the remaining principal balance
  is payable                                        462,814         478,582
Note payable due in monthly installments of
  $21,506  including  interest at 10.5% through
  November 1, 1999 when the remaining principal
  balance is payable, collateralized by all
  assets of PHN and certain receivables.
  Interest only payments were made from May 1998
  through October 1998 per subsequent agreement.    261,802         374,190
Note payable due in monthly installments of
  $26,131 including interest at 11.5% through
  June 2000 when the remaining principal balance
  is payable, collateralized by all assets of NPP.
  Interest only payments were made from May 1998
 through October 1998 per subsequent agreement.     471,297         598,848
Note payable due in monthly installments of
  $5,558 including interest at 9.25% through
  May 2012 when the remaining principal balance
  is payable, collateralized by real estate.              0         521,000
Term mortgage note payable with interst only
  payments through March 1998 principal due in
  monthly installments of $9,167 beginning
  April 1998 through February 2001.  A balloon
  payment of approximately $1,300,000 plus
  interst is due March 2001, interest at prime
  plus 5% (12.75% at June 30, 1999) collateralized
  by all assets of PHM.                           1,433,333       1,600,000


                                      (22)

NOTE C  NOTES PAYABLE AND LONG-TERM DEBT (CON'T)

Long-term debt is summarized as follows:
                                                          June 30,
                                                     1999            1998
                                                    ______        __________
Note payable bearing interest at prime plus
  3-1/2% (11.25% at June 30, 1999) with
  the principal due on November 10, 1998 as
  extended and collateralized by MRC's real
  property and BSC's accounts receivable and
  cross-collateralized with the revolving
  credit note referred to below.                    324,730         350,000
Note payable due in monthly installments of
  $2,378 including interest at 12% through
  October 1999.                                       9,278               0
 Note payable due in monthly installments of
  $7,633 including interest at 12% through
  October 1999.                                      29,785               0
                                                  __________      __________
                                                  3,016,548        3,957,256
Less current maturities                           1,286,318        1,107,167
                                                  __________      __________
Noncurrent maturities                           $ 1,730,230      $ 2,850,089
                                                  __________      __________

                                      (23)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE C - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows as of June 30, 1999:

                  Year Ending
                   June 30,                         Amount
                  ___________                       _______

                     2000                          $1,286,318
                     2001                           1,303,527
                     2002                              20,634
                     2003                              22,570
                     2004                              24,687
                     Thereafter                      $358,812
                                                     ________
                                                   $3,016,548

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

On December 7, 1998 the Company issued the principal sum of $500,000 of convertible debentures with interest at 12% per annum that are due on December 2, 2004. Interest is payable quarterly. The debentures and any unpaid interest are convertible into shares of common stock at the rate of $1,000 for 500 shares of common stock, which equates to $2.00 per share of common stock. The traded market price of the Company's common stock at the date of issuance of the convertible debentures was $1.188 per share and accordingly there was no beneficial conversion feature. The holders of the debentures have the right to put all or any portion of the debentures to the Company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. The Company has the right to call the debentures upon the same terms as above. If called, the holders of the debentures then have 20 days from the date of written notice to exercise their conversion privilege as to any debentures not then already converted.

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 1999, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $5,000 for fiscal 2000 and terms expiring from July 1999 through July 2003.

The carrying value of assets under capital leases included in property and equipment is as follows:
                                                            June 30,
                                                     1999               1998
                                                     _______________________

        Equipment and improvements                  $528,820         $511,517
        Less accumulated amortization               (259,564)        (225,703)
                                                    __________       __________
                                                    $269,256         $285,814
                                                                            F-13

                                      (24)

PHC, INC. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1999:

           Year Ending
             June 30,
          _____________

           2000                                       $  65,327
           2001                                          47,302
           2002                                          11,201
           2003                                           2,821
           Thereafter                                       235
                                                      __________

           Total future minimum lease payments          126,886
           Less amount representing interest             14,414
                                                      __________

           Present value of future minimum
                lease payments                          112,472

           Less current portion                          60,815
                                                     __________

           Long-term obligations under capital lease  $  51,657
                                                     __________

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:
                                                           June 30,
                                                     1999            1998
                                                   _______________________
Note payable, President and principal
  stockholder, interest at 8%, due in
  installments through December 1998                $     -0-     $ 39,496
Notes payable, Tot Care, Inc., Company
 owned by the President and principal
  stockholder, interest at 12% and payable
  on demand                                          100,000       100,000
Note payable, President and principal
  stockholder, interest at 12% payable
  on demand                                          100,000            -0-
Notes payable, other related parties, interest
  at 12% and payable on demand                            -0-       20,000
                                                  ____________    _________
Total                                               $200,000      $159,496
                                                  ____________    _________

                                      (25)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE F - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:
                                                           Year Ended
                                                            June 30,
                                                      1999          l998
                                                  ________________________
        Temporary differences attributable to:
          Allowance for doubtful accounts          $1,546,000    $1,315,000
          Facility Closing Costs                      198,000        85,000
          Depreciation                                237,000       225,000
          Other                                        86,000         2,000
        Operating loss carryforward                 1,542,000     1,650,000
                                                    _________     __________
                Total deferred tax asset            3,609,000     3,277,000

        Less:
           Valuation allowance                     (2,995,000)   (2,607,000)
                                                    _________     __________
        Subtotal                                      614,000       670,000
           Current portion                           (459,300)     (515,300)
                                                    _________     __________
              Long-term portion                     $ 154,700     $ 154,700
                                                    _________     __________

The Company had no deferred tax liabilities at June 30, 1999 and 1998.

Income tax expense is as follows:
                                                         Year Ended
                                                            June 30,
                                                      1999          l998
                                                  ________________________

           Current state income taxes                $ 59,434      $219,239
                                                    _________     __________

Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:
                                                          Year Ended
                                                            June 30,
                                                      1999          l998
                                                  ________________________
           Income tax benefit at statutory
             rate                                  $ (440,200)  $(2,044,400)
           State income taxes, net of federal
             benefit                                   39,000       144,700
           Increase in valuation allowance            388,000     1,780,000
           Increase due to nondeductible items,
             primarily penalties and travel
             and entertainment expenses                37,000       161,231
           Other                                       35,634       177,708
                                                    _________     __________
                                                    $  59,434    $  219,239
                                                    _________     __________

At June 30,1999 the Company had a net operating loss carryforward amounting to approximately $4,500,000 which expires at various dates through 2019.

If the Company has significant sales of stock in future years, the utilization of the net operating loss carryforward in any given year may be limited under provisions of the Internal Revenue Code.

                                      (26)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE F - INCOME TAXES (CONTINUED)

The Company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax assets existing as of June 30, 1999. The Company has closed two facilities that contributed the most significantly to its past losses, the Franvale Nursing and Rehabilitation Center and the Good Hope Center. The Company has also implemented procedures to improve the operating efficiency of its remaining centers. The Company also anticipates that it will have a substantial gain on the closing of its Franvale facility of over $2,000,000 (see Note I).

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


        Year Ending
          June 30,                 Amount
        ___________                ______

          2000                    $ 606,854
          2001                      562,243
          2002                      552,339
          2003                      504,989
          2004                      562,320
          Thereafter                 14,584
                                  _________
                                $ 2,803,329

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

                                      (27)

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

                                      (28)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE H - STOCK PLANS (CONTINUED)

     The Company had the following activity in its stock option plans for fiscal 1999 and 1998:

                                                 Number        Weighted-Average
                                                   of           Exercise Price
                                                 Shares           Per Share
                                                 ______        ________________

       Option plans:
         Balance - June 30, 1997                205,375            $4.27
         Granted                                210,000            $2.37
         Cancelled                              (40,000)           $3.21
         Balance - June 30, 1998                375,375            $3.32
         Granted                                218,500            $1.21
         Cancelled                              (71,000)           $1.95
         Repriced Options
           Original                            (183,875)           $2.96
           Repriced                             183,875            $1.25
         Balance - June 30, 1999                522,875            $2.02

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

                                      (29)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE H - STOCK PLANS (CONTINUED)
                                                              Year Ended
                                                               June 30,
                                                         1999          1998
                                                         __________________
     Loss applicable    As reported
      to common          Continuing Operations       $(1,496,196)   $(4,366,603)
      shareholders       Discontinued Operations              --     (2,220,296)

                       Pro forma
                         Continuing Operations        (1,595,475)    (4,494,930)
                         Discontinued Operations              --     (2,220,296)

    Loss per share     As reported
                         Continuing Operations              (.25)          (.84)
                         Discontinued Operations              --           (.42)

                       Pro forma
                         Continuing Operations               (.27)         (.86)
                         Discontinued Operations               --          (.42)

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

                                      (30)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE I - OPERATIONS HELD FOR SALE AND DISCONTINUED OPERATIONS (CONTINUED)

Although the full extent of the financial impact on PHC, Inc. cannot be determined at this time, the management of PHC, Inc. does not believe that the liquidation of the assets and liabilities of Quality Care will have a substantial negative impact on PHC's financial position or the results of operations. The Company is subject to a guarantee signed by PHC, Inc. for furniture and equipment purchased by Quality Care during the fiscal year ended June 30, 1996. The amount of this debt recorded by Quality Care in the accompanying financial statements is approximately $150,000. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000. In the quarter ended December 31, 1998 the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The recognition of the gain has been deferred until final resolution of all contingent liabilities. As of June 30, 1999 the Company paid approximately $220,000 in costs related to record transfer and litigation surrounding the close of Franvale. This total deferred amount and any litigation settlements or other related costs will be offset against the Quality Care Centers of Massachusetts, Inc. gain when recognized.

NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 1999:

   DATE OF                                             NUMBER OF       EXERCISE    EXPIRATION
  ISSUANCE     DESCRIPTION                              SHARES           PRICE         DATE

03/10/1994     IPO Warrants
               Equity transaction                  1,792,862 shares $5.90 per share  March 2000
02/08/1996     Private Placement warrants with
               common stock issuance
               Equity transaction                    746,662 shares $3.71 per share  January 2001
02/27/1996     Warrants issued with the exercise of
               Bridge warrants
               Equity transaction                     37,002 shares $6.94 per share  February 2001
11/01/1996     Warrant for debt placement service
               $125,000 value charged to interest
               expense over term of debt              25,000 shares $2.00 per share  October 2001
02/18/1997     Warrant for investor relation services
               $1,210 value passed as an adjustment    3,559 shares $2.95 per share  February 2002
03/03/1997     Consultant warrant for investor relations
               $16,306 value passed as an adjustment  40,000 shares $2.62 per share  March 2002
09/17/1998     Consultant warrant for investor
               $12,776 value passed as an adjustment  40,000 shares  $2.00 per share  March 2002
03/31/1997     Warrants issued as registration penalty
               on Convertible Denbeture $46,375
               value charged to interest expense
               over term of debentures               150,000 shares $2.00 per share  March 2002
06/04/1997     Warrants issued with preferred stock
               placement Equity transaction           50,000 shares $2.75 per share  June 2000
06/01/1997     Warrants issued for investment banker
               services $193,748 value charged to
               professional fees                     150,000 shares $2.50 per share  May 2002
09/19/1997     Private Placement warrants with common
               stock issuance
               Equity transaction                     86,207 shares $2.90 per share  Sept 2002
03/10/1998     Warrants issued as a penalty for late
               registration of private placement shares
               Equity transaction                      3,000 shares $2.90 per share  March 2003
03/10/1998     Warrants issued as additional interest
               on debt $48,809 value charged
               to interest expense
               over term of loan                      52,500 shares $2.38 per share  March 2003
03/19/1998     Warrants issued with preferred stock
               private placement
               Equity transaction                     49,990 shares $2.31 per share  March 2001


                                      (31)

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

   DATE OF                                             NUMBER OF       EXERCISE    EXPIRATION
  ISSUANCE     DESCRIPTION                              SHARES           PRICE         DATE

07/10/1998     Warrants issued with extension of debt
               $28,740 value charged to interest
               expense over term of loan              52,500 shares $1.81 per share  July 2003
07/10/1998     Warrants   issued  with   extension
               of debt as price guarantee
               $14,779 value charged to interest
               expense over term of loan              20,000 shares $1.50 per share  July 2003
12/31/1998     Warrants issued with convertible
               debenture
               $9,240 value charged to professional
               fees over term of debenture            25,000 shares $1.00 per share  Dec 2004
12/31/1998     Warrants issued for convertible
               debentures finders fee
               $25,873 value charged to professional
               fees over term of debenture            60,000 shares $1.00 per share  Dec 2003
12/31/1998     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $2.00 per share  Dec 2003
12/31/1998     Warrants issued for convertible
               debentures finders fee
               $3,246 value charged to professional
               fees over term of debenture            15,000 shares $1.50 per share  Dec 2003
12/01/1998     Warrants issued for convertible
               debentures finders fee
               $1,302 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  Dec 2003
01/01/1999     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  Jan 2004
02/01/1999     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  Feb 2004
03/01/1999     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  March 2004
04/01/1999     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  Apr 2004
05/01/1999     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  May 2004
06/01/1999     Warrants issued for convertible
               debentures finders fee
               $3,696 value charged to professional
               fees over term of debenture            10,000 shares $1.00 per share  Jun 2004
01/05/1999     Warrants for investment banker services
               $18,100 value charged to professional
               fees over service period               37,500 shares $1.45 per share  Jan 2004
04/05/1999     Warrants for investment banker services
               $18,100 value charged to professional
               fees over service period               37,500 shares $1.45 per share  Apr 2004
02/23/1999     Consultant warrant for investor relations
               $1,307 value charged to professional
               fees                                    3,000 shares $1.20 per share  Feb 2004
04/21/1999     Consultant warrant for web site
               development services
               $1,547 value charged to professional
               fees                                    5,000 shares $1.00 per share  Apr 2004
05/18/1999     Consultant warrant for web site
               advisory services
               $1,848 value charged to professional
               fees                                    5,000 shares $1.00 per share  Apr 2004
04/21/1999     Warrant issued for management
               consultant services
               $1,547 value charged to professional
               fees                                    5,000 shares $1.00 per share  Apr 2004
05/18/1999     Warrant issued for management consultant
               services
               $370 value charged to professional
               fees                                    1,000 shares $1.00 per share  May 2004


     Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants amounted to approximately $160,000 and $233,000 in fiscal 1999 and 1998 respectively.

     In September 1997, the Company received $500,000 in exchange for 172,414 unregistered shares of PHC, Inc. class A common stock and warrants to purchase 86,207 additional shares of PHC, Inc. class A common stock for $2.90 per share in a private placement. The agreement required that the shares be registered within 90 days of closing date of the private placement. The registration was not complete by the deadline therefore the Company was required to issue warrants to purchase 3,000 additional shares at $2.90 per share.

                                      (32)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

In February 1998, the Company received $950,000 in exchange for the issuance of Series B convertible preferred stock and warrants to purchase 49,990 shares of Class A common stock. The warrants are exercisable at $2.31 per share and expire in 2001. The number of shares of Class A common stock into which the preferred stock may be converted is equal to 80% of the closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the conversion which resulted in a deemed dividend of $190,000 in fiscal 1998. Cumulative preferred dividends are at the rate of $60 per share per year, payable quarterly. Dividends are payable in cash or in shares of preferred stock at $1,000 per share. For the year ended June 30, 1999 and 1998 dividends amounted to $ 142,110 and $17,060 respectively. During the fiscal year ended June 30, 1999 the Company issued 53 shares of series B preferred stock in payment of dividends in lieu of cash. The series B convertible preferred stock agreement carries with it a $2.00 minimum conversion price guarantee. If the actual computed conversion price is lower than the minimum conversion price, the Company was originally required to issue a promissory note for the difference between the market value of the shares to be issued at the conversion price and at the minimum conversion price. Subsequent to the issuance of the preferred stock, the Company obtained the right to issue either shares of common stock or promissory notes for the "price guarantee" differential.

In December 1998, the Company issued $500,000 in 12% convertible debentures to private investors. These debentures require quarterly interest payments and are convertible in $1,000 increments for 500 shares of PHC, Inc. class A common stock. In conjunction with this debt placement the Company has issued or agreed to issue warrants to purchase 10,000 shares of PHC, Inc. class A common stock at $2.00 per share, 15,000 shares of PHC, Inc. class A common stock at $1.50 per share and 175,000 shares of PHC, Inc. class A common stock at $1.00 per share.

On March 26, 1998 the Company issued 227,347 shares of the Company's Class A Common Stock to the former owners of Behavioral Stress Centers, Inc. now BSC-NY, Inc. in full payment for the earn-out due to be paid to them for the year ended October 31, 1997 resulting in additional goodwill. Of the 227,347 shares issued 127,924 were issued in lieu of cash and were subject to a price guarantee of $2.35, payable in shares. Under the price guarantee the Company issued an additional 304,097 shares of Common Stock in the quarter ended December 31, 1998. The value of the guarantee shares issued was recorded as interest expense.

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

                                      (33)

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

Concurrent with the asset purchase agreement, NPP entered into an employment agreement with a former owner which requires an annual salary of $150,000 and an annual bonus. The agreement is effective for four years and is automatically extended for successive one year terms unless terminated. The salary and bonus are subject to adjustment based on collected billings. NPP also entered into a management agreement whereby $1,500 per month would be paid for five years to the former owners. During fiscal 1998 in connection with the asset purchase agreement, the Company issued 15,000 unregistered shares of Class A common stock which was accounted for as additional purchase price.

On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company advanced 150,000 shares of PHC, Inc. Class A common stock and funds to Shliselberg Physician Services, P.C., formerly Perlow Physicians, P.C., ("Shliselberg"), which were in turn issued to the former owners of Behavioral Stress Centers, Inc. to acquire the assets of the medical practices previously serviced by BSC. At June 30, 1999 Shliselberg owed the Company $3,690,113 which includes some acquisition costs, management fees, working capital advances and interest on the advances net of repayments. Total interest charged to Shliselberg by the Company was $305,121 and $378,768 for the years ended June 30, 1998 and 1999 respectively. The Company expects these amounts to be paid in full; however, in consideration of the period of time expected for repayment, the lack of profitability at Shliselberg in prior years and the changing healthcare environment, the Company established judgmental reserves related to these receivables. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. The Company increased the reserve to $782,000 in the fiscal year ended June 30, 1999. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent related party receivables on the Company's balance sheet. The Company has no ownership interest in Shliselberg.

The merger agreement requires additional purchase price to be paid by BSC to the former owners of Behavioral Stress Centers, Inc. for the three years following the merger date. The additional purchase price is based on the income of BSC before taxes and is to be paid in PHC stock, at market value up to $200,000 and the balance, if any, in cash. On March 26, 1998 the Company issued 227,347 shares of the Company's Class A Common Stock to the former owners of Behavioral Stress Centers, Inc. now BSC-NY, Inc. in full payment for the earn-out due to be paid to them for the year ended October 31, 1997 resulting in additional goodwill. Of the 227,347 shares issued 127,924 were issued in lieu of cash and were subject to a price guarantee of $2.35, payable in shares. Under the price guarantee the Company issued an additional 304,097 shares of Common Stock in the fiscal year ended June 30, 1999. The value of the guarantee shares issued was recorded as interest expense.
                                                                            F-23


                                      (34)

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

Summary, unaudited financial information for Shliselberg as of and for the year ended June 30, 1999 is as follows:

         Total assets                       $ 3,580,000
         Stockholder's deficit              $  (782,000)
         Net revenue                        $ 2,930,000
         Net loss                           $  (400,349)

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

                                      (35)

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

In accordance with the above agreements the purchase price was allocated as follows:

          Fixed Assets                                                   10,000
          Covenant not to compete                                        50,000
          Goodwill                                                       38,632
                                                                      _________
                                                                       $ 98,632
                                                                      _________

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

                                      (36)

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

In the quarter ended December 31, 1998 the Company recognized a gain of approximately $1,100,000 in its form 10-QSB related to the liquidation of the assets and liabilities of Franvale (See Note I). The Company subsequently determined that it was more appropriate to defer recognition of any gain until final resolution of all potential liabilities. Accordingly, the Company will amend its December 31, 1998 10-QSB to reverse recognition of this gain in fiscal 1999.

The Company wrote-down the amount due BSC from Shliselberg by approximately $368,000 in the fourth quarter of fiscal 1999 due to slow collections at Shliselberg.

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

                                      (37)

PHC, INC.  AND SUBSIDIARIES

Notes to Financial Statements
June 30, 1999 and 1998

NOTE O - BUSINESS SEGMENT INFORMATION

The Company's nine operating business units have separate management teams and infrastructures that offer behavioral health treatment through different delivery systems. PHC of Michigan, Inc. ("PHM") provides inpatient and outpatient psychiatric care. PHC of Utah, Inc. ("PHU") provides inpatient and outpatient treatment of addictive disorders and chemical dependency. PHC of Nevada, Inc. ("PHN") provides psychiatric treatment on an outpatient basis through fee for service and capitated rate contracts with employers and insurance carriers. North Point Pioneer, Inc. ("NPP") operates four outpatient behavioral health centers under the name of Pioneer Counseling Centers. PHC of Virginia, Inc. ("PHV") provides inpatient and outpatient treatment of addictive disorders and chemical dependency. Behavioral Stress Centers, Inc. ("BSC") provides management and administrative services to psychotherapy and psychological practices. PHC of Kansas, Inc. ("PHK") provides psychiatric treatment on an outpatient basis. Behavioral Health Online, Inc. ("BHO") provides behavioral health information and education through its web site. PHC, Inc. ("PHC"), the parent Company, operates primarily as a management and holding company for its subsidiaries and, through PDSS, provides clinical support, referrals management and professional services for a number of the Company's national contracts. As allowed by Statement of Financial Accounting Standards 131, PHM, PHU, PHN, NPP, PHV, BSC and PHK have been aggregated. None of the other operating units of the Company exceed the quantitative thresholds of the Standard for separately reporting segment information. Accordingly the following information is presented as required by SFAS 131:

                        Aggregated Segmemts    All Others           Total
                   __________________________________________________________

1999
Revenues                 $17,569,171         $1,570,325          $19,139,496
Segment profit
 (loss)                   (1,541,087)           187,001           (1,354,086)
Total assets              13,575,413          1,452,021           15,027,434
Capital expenditures         101,384             13,870              115,254
Depreciation &
  Amortization               257,143             68,621              325,764

1998

Revenues                 $18,056,015         $3,190,174          $21,246,189
Segment profit
 (loss)                   (2,054,601)        (2,104,942)          (4,159,543)
Total assets              13,966,730          2,985,620           16,952,350
Capital expenditures         198,930             13,562              212,492
Depreciation &
  Amortization               294,305            379,857              674,162

                                      (38)

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

                                        AS REPORTED              AS RESTATED
         Loss from continuing
           operations                   $(4,011,925)             $(4,159,543)
         Loss from discontinued
           operations                    (2,220,296)              (2.220.296)
                                        _____________            ____________
         Loss                            (6,232,221)              (6,379,839)

         Dividends                       (  17,060)                ( 207,060)
                                        _____________            ____________

         Loss applicable to
           common shareholders          $(6,249,281)             $(6,586,899)
                                        _____________            ____________

         Basic and diluted loss
           per common share:

           Continuing operations        $     (0.77)             $     (0.84)
           Discontinued operations            (0.42)                   (0.42)

               Total                    $     (1.19)             $     (1.26)

                                      (39)

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PHC, INC.

Date:  November 29, 1999            /s/  Bruce A. Shear
       as amended                        President, Chief Executive Officer and
                                         Director, (principal executive officer)