Form 10-K/A
period 1998-06-30
PHC INC /MA/
filed 1999-12-07
CIK 915127

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

At September 15, 1998, 4,935,267 shares of the issuer's Class A Common Stock and 727,328 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

     This amendment to the Company's report on form 10-KSB for the year ended June 30, 1998 filed with the Securities and Exchange Commission on October 13, 1998, is being filed to reflect the following information:

1. Item 3. Legal Proceedings expanded to include detail previously reported under "Closed and Discontinued operations-Franvale".

2. Item 6. Management Discussion and Analysis or Plan of Operation expanded to included the changes in the restatement of the financial statements.

3.   Item 7. Financial Statements restated to include:

     a. To dual date auditors' report to include information related to QCC as of October 5, 1998 and reflected in Note I.

     b. An additional expense of approximately $148,000 for warrants issued in lieu of cash for investor relations services.

     c. Dividends of $190,000 charged to retained earnings for the beneficial conversion feature of the series B convertible preferred stock.

     d. Expanded footnote A to the financial statements relating to business segment reporting.

     e. Expanded footnote J to the financial statements relating to equity transactions

4. Item 11. Security Ownership of Certain Beneficial Owners and Management to include an additional 5% owner previously omitted.

                                     PART I
  ITEM 3.  LEGAL PROCEEDINGS.

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

     The Company has been named as a defendant in a proceeding captioned HEALTHCARE SERVICES GROUP, INC. V .QUALITY CARE CENTERS OF MASSACHUSETTS, INC. AND PHC, INC., C.A. No. 98-132 (Sup. Ct., Suffolk Co., MA). The plaintiff, a supplier of housekeeping and laundry services to Franvale, recently filed a motion to add the Company as a party defendant. The plaintiff has alleged two causes of action against the Company in the Substitute First Amended Complaint. In Count III (Accord and Satisfaction), Plaintiff seeks $51,845.61 for the Company's alleged breach of an agreement to pay plaintiff the money owed to it by Franvale. In Count IV (Guaranty), plaintiff alleges that the Company agreed to pay Franvale's debt but did not do so and plaintiff seeks a judgment of $67,412.60. The Court has not yet ruled on the plaintiff's motion to add the Company as a defendant and the Company has not been formally served with process. If the Company is joined as a defendant, it intends vigorously to contest the plaintiff's claims. At this time it is not possible to evaluate the likelihood of an unfavorable outcome or to predict the Company's potential loss. Based on the AD DAMNUM clause of the Substitute First Amended Complaint, the maximum potential loss to the Company is alleged to be $67,412.60, plus costs and interest from the date of demand.

     The Company has been named as a defendant in a proceeding captioned THE HARTFORD PROVISION COMPANY V. PHC, INC., Civil Action No. 9886 CV 0395 (District Court Department of the Trial Court, Peabody Division, Mass.). Hartford alleges that it provided food products and other goods to Franvale pursuant to the Company's Credit Application and Guaranty Agreement. Hartford claims that Franvale has a balance due and owing of $25,579.16. Count I alleges breach of contract and Count II alleges violation of G. L. c. 93A, Massachusetts' unfair and deceptive trade practices act. The Company filed a Motion to Dismiss Count II for failure to allege anything other than a simple breach of contract action. With regard to Count I, Hartford has thus far been unable to produce the written contract with the Company's signature on it, as they allege. The Company denies any liability and asserts that the goods were provided to Franvale and that the Company never signed any Credit Application and it intends to vigorously contest Plaintiff's claims.

     Although the results of these litigations cannot be estimated at this time, the Company does not believe that any monetary payments will be material to the financial position or results of operations of the Company.

                                     PART II

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

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998 AND 1997

     The Company experienced a significant loss for fiscal year ended June 30, 1998 including increased expenses incurred related to the closure and buy out of the lease at PHC of Rhode Island, Inc., approximately $500,000, the final write-down of receivables of the California facility, approximately $100,000, the write down of approximately 10% of the amount due to BSC-NY, Inc., approximately $380,000, from the related Professional Corporation due to cash flow problems and slow collections, an additional increase in reserve for bad debts excluding the above of approximately $950,000 and, although the actual closure of the Blacksburg, Virginia clinic happened subsequent to year end, the effect of the closure and buy out of the lease of the Blacksburg Virginia clinic, approximately $140,000, is also reflected in the June 30, 1998 financial statements. Adjustments relating to the foregoing matters were primarily recorded in the fourth quarter of fiscal 1998. There are also additional losses for Franvale Nursing and Rehabilitation Center since the Company was unable to complete the sale of the facility as originally planned when operations were reported as discontinued (see `Business - Closed and Discontinued Operations - Franvale' for additional details related to the sale of the facility).

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company recorded an increase in its accounts receivable reserve in the year ended June 30, 1997 and has continued with a more stringent reserve policy through the year ended June 30, 1998 including a significant increase in reserve amounts during the fourth quarter of 1998. The company also instituted a more aggressive collection policy in response to today's healthcare environment, which has begun to produce results. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. This early concentration on claim collection allows facility staff to become aware of minor billing errors early and correct them before the claim can be denied for timely and accurate submission.

     Total patient care revenue from all facilities, excluding Franvale which is reported as discontinued operations, decreased 3% to $21,246,189 for the year ended June 30, 1998 from $21,927,655 for the year ended June 30, 1997. This decline in revenue is due primarily to a decline in census and closure of Good Hope Center in Rhode Island. Net inpatient care revenue from psychiatric services increased slightly to $13,640,801 for the fiscal year ended June 30, 1998 compared to $13,557,703 for the year ended June 30, 1997 and net outpatient care revenue decreased 13.5% to $6,128,552 for the year ended June 30, 1998 from $7,089,340 for the year ended June 30, 1997. Revenues from Practice Management and Pioneer Development and Support Services ("PDSS") increased 15% to $1,476,836 for the year ended June 30, 1998 from $1,280,613 for the year ended June 30, 1997.

     Total patient care expenses for all facilities excluding Franvale increased 3% to $10,706,639 for the year ended June 30, 1998 from $10,346,111 for the year ended June 30, 1997. This increase in patient care expenses is largely a result in increases in outpatient and capitated rate services provided which have a higher percentage of total expenses related directly to patient care. Total Administrative expenses for all facilities excluding Franvale increased 10% to $9,488,631 for the year ended June 30, 1998 from $8,622,946 for the year ended June 30, 1997. Approximately 40% of this increase is due to the accrual of additional employee earned time benefits. During the fiscal year ended June 30, 1998 the Company changed its vacation/sick time policy to an earned time policy. Prior to 1998 the company accrued vacation time but did not accrue sick time since the Company was not obligated to pay sick time at termination of employment. In fiscal 1998 the Company put in place an earned time policy which provides for more days accrued per person with no distinction between vacation, holiday or sick time. This created a greater potential liability for payment if employment is terminated for any reason since federal law views earned time as part of salary and due to the employee in full at termination. The Company decided to adopt this more costly plan to improve employee morale and bring benefits more in line with the Company's competition. Approximately 14% of this increase is due to the costs related to the closing of the Blacksburg Clinic primarily the write-off of intangible assets related to that clinic and approximately 8% of this increase is due to additional accounting and legal cost related to the registration of securities.

YEAR 2000 COMPLIANCE

     The Company has contracted with its Information Systems Vendor to upgrade its current accounts receivable software to accommodate a four digit year and bill, track and age receivables accordingly. This software is expected to be installed in test form by December 31, 1998. The Company has also contracted with another company to provide case management software that is year 2000 compliant. This software has already been installed at Pioneer Development and Support Services in Utah and is currently being modified to meet the needs of Harmony Healthcare in Nevada. The Company has already upgraded Network software at some locations and is currently upgrading hardware to accommodate the software upgrade at all other locations. If the Company is unable to make required changes prior to January 1, 2000 it will be required to change current electronic billing to paper billing and insert the eight digit year on all paper bills manually. Although this is a costly and time consuming process, it would allow the company to continue processing claims.

         The Company is currently in the process of contacting each third party payor of accounts receivable, financial institution, major supplier of essential products and utility to request the status of their year 2000 compliance. As of June 30, 1998 only 10% of vendors notified have responded to our requests. We are sending second notices and will explore alternative sources if responses are not received by fiscal year end June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the two fiscal years ended June 30, 1998, the Company met its cash flow needs through accounts receivable financing and by issuing debt and equity securities as follows:

 DATE      TRANSACTION TYPE    NUMBER OF  PROCEEDS    MATURITY     TERMS           STATUS
                               SHARES                   DATE
 11/96  Warrant issued as
        payment of commision   25,000                 10/7/2001  $2.00 exercise  outstanding
        on Convertible                                           price as
        Debentures                                               adjusted 7/97
                                                                 issued for
                                                                 services
 11/96  Convertible Debentures           $3,125,000    12/31/98  7% Interest     Converted
                                                                 per Yr.         8/97
 2/97   Warrant issued in       3,000                 2/18/2002  $2.80 per       outstanding
        exchange for investor                                    $1.25 shares
        relations services                                       adjusted for
                                                                 dilution issued
                                                                 for services
 3/97   Warrant issued in     160,000                 3/31/2002  exercise price  outstanding
        exchange for investor                                    $2.62 issued
        relations services                                       for services
 3/97   Warrants issued as    150,000                 3/31/2002  $2.00 exercise  outstanding
        registration penalty                                     price issued as
        on Convertible Debentures                                registration
                                                                 penalty
 5/97   Convertible Preferred   1,000   $1,000,000    05/31/99  6% Interest per Converted
        Stock                                                    per Yr.         6/97 through
                                                                 convertible     8/97
                                                                 at 80% of 5
                                                                 day average bid
                                                                 price
 6/97   Warrant issued in      50,000                06/04/2000  exercise price  outstanding
        conjuction with                                          $2.75
        the Private
        Placement of
        Convertible Preferred
        Stock 5/97
 9/97   Common Stock          172,414      $500,000       N/A  Issued with     Common
                                                                 warrants at a   Stock
                                                                 3.3% discount   Sold
 9/97   Warrant issued as      86,207                09/30/2002  exercise price  outstanding
        part of the units                                        $2.90
        in the Private
        Placement of
        Common Stock
 9/97   Warrant issued in     150,000                05/31/2002  exercise price  outstanding
        exchange for cash                                        $2.50
        and financial
        advisory services
 12/97  Mortgage advance                   $500,000  10/31/2001  Prime Plus 5%   outstanding
 3/98   Warrant issued as a     3,000                03/10/2003  exercise price  outstanding
        penalty for late                                         $2.90
        registration of
        Private Placement
        Common Stock
 3/98   Note Payable                       $350,000    11/10/98  Prime Plus 3.5% outstanding
                                                    as extended
 3/98   Warrants issued        52,500                03/10/2003  exercise price  outstanding
        as additional                                            $2.38
        interest on 3/98
        debt
 3/98   Common Stock issued   227,347      $534,265   N/A        N/A              N/A
        to the former owners
        of BSC-NY, Inc. for
        the earn out
        agreement in lieu of
        cash
 3/98   Convertible Preferred     950      $950,000  03/18/2000  6% Interest per  outstanding
        Stock                                                    Yr. convertible
                                                                 at 80% of 5
                                                                 day average
                                                                 bid price
 3/98   Warrants issued        49,990                03/18/2001  exercise price  outstanding
        in connection with                                       $2.31
        the Private
        Placement of
        convertible
        Preferred Stock
        on 3/98
 5/98   Note Payable -                      $50,000   on demand 12% annual      outstanding
        Related Party                                            interst rate
 6/98   Note  Payable -                     $50,000   on demand 12% annual      outstanding
        Related Party                                            interest rate

                                             - 5 -

 DATE      TRANSACTION TYPE    NUMBER OF  PROCEEDS    MATURITY     TERMS           STATUS
                               SHARES                   DATE
 7/98   Warrants issued        52,500                07/10/2003  exercise price  outstanding
        as additional                                            $1.81
        intrerest on
        extension of 3/98
        debt
 7/98   Warrants issued        20,000                07/10/2003  exercise price
                                                                                outstanding
        as additional                                            $1.81
        intrerest on
        extension of 3/98
        debt
 8/98   Warrants issued for    50,000                8/15/2001   exercise price  outstanding
        services                                                 $1.75
 8/98   Note  Payable -                    $100,000  on demand   12% annual      outstanding
        Related Party                                            interest rate

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


ITEM 7.  FINANCIAL STATEMENTS

         Independent auditors' reports                                F-2, F3

         Consolidated balance sheets                                  F-4

         Consolidated statements of operations                        F-5

         Consolidated statements of changes in stockholders' equity   F-6

         Consolidated statements of cash flows                        F-7

         Consolidated notes to financial statements                   F-8

                                                                             F-1

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



                                                             BDO Seidman, LLP

Boston,  Massachusetts
September 18, 1998

October 5, 1998 as to the subsidiary Quality Care Centers of Massachusetts, Inc. Chapter 7 Bankruptcy filing. (See Note I)


                                                                              F2

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



Richard A. Eisner & Company, LLP

New York, New York
September 19, 1997

                                                                              F3

PHC, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,
                                                       1998             1997
                                                       ______________________
Current assets:
   Cash and cash equivalents (Note A)               $  227,077      $  844,471
   Accounts receivable, net of allowance for
     doubtful accounts of $3,488,029 at June
     30, 1998 and $1,942,602 at June 30, 1997
     (Notes A, L and M)                              7,441,972       9,066,763
   Prepaid expenses                                    156,695         346,091
   Other receivables and advances                      127,064         249,218
   Deferred income tax asset (Note F)                  515,300         515,300
Other receivables, related party (Note K)               64,065          80,000
                                                    ___________     ___________
         Total current assets                        8,532,173      11,101,843

Accounts receivable, noncurrent                        685,000         605,000
Other receivables, noncurrent, related party,
   net of allowance for doubtful accounts of
   $382,000 in 1998 (Note K)                         2,941,402       2,983,177
Other receivables                                      426,195         134,284
Property and equipment, net (Notes A, B and D)       2,128,273       3,525,195
Deferred income tax asset (Note F)                     154,700         154,700
Deferred financing costs, net of amortization
  of $18,065 and $83,026 at June 30, 1998
  and 1997 respectively                                 53,608          60,575
Goodwill, net of accumulated amortization of
  $307,707 and $208,133 at June 30, 1998
  and 1997, respectively (Note A)                    2,011,613       1,644,252
Other assets (Note A)                                   19,386         214,150
                                                     ___________     ___________
      Total assets                                $ 16,952,350    $ 20,423,176
                                                    ___________     ___________
 LIABILITIES
Current liabilities:
   Accounts payable                                $ 2,346,213     $ 2,529,126
   Notes payable - related parties (Note E)            159,496          51,600
   Current maturities of long-term debt (Note C)     1,107,167         560,914
   Revolving credit note                             1,683,458       1,789,971
   Current portion of obligations under capital
    leases (Note D)                                     67,492          97,038
   Accrued payroll, payroll taxes and benefits         729,194         303,731
   Accrued expenses and other liabilities            1,004,763         672,154
   Net current liabilities of discontinued
    operations (Note A and I)                        2,641,537         334,349
                                                    ___________     ___________
         Total current liabilities                   9,739,320       6,338,883
                                                    ___________     ___________

Long-term debt, less current maturities
   (Note C)                                          2,850,089       3,021,540
Obligations under capital leases (Note D)               93,747       1,434,816
Notes payable - related parties (Note E)                    --          23,696
Convertible debentures ($3,125,000 less discount
  $390,625)                                                 --       2,734,375
Net long term liabilities of discontinued operations
   (Note A and I)                                           --       1,145,285
                                                    ___________     ___________
         Total noncurrent liabilities                2,943,836       8,359,712
                                                    ___________     ___________
         Total liabilities                          12,683,156      14,698,595

Commitments and contingent liabilities
  (Notes A, D, G, H, J, and K)

STOCKHOLDERS' EQUITY (NOTES H, J  AND K)
Convertible Preferred stock, $.01 par value;
  1,000,000 shares authorized, 950 and 500
  shares issued and outstanding June 30, 1998
  and June 30, 1997 respectively (liquidation
  Preference $950,000)                                      10              5
Class A common stock, $.01 par value; 20,000,000
  shares authorized, 4,935,267 and 2,877,836
  shares issued June 30, 1998 and June 1997,
  respectively                                          49,353         28,778
Class B common stock, $.01 par value; 2,000,000
  shares authorized, 727,328 and 730,360
  issued and outstanding June 30, 1998 and
  1997, respectively, convertible into one share
  of Class A Common Stock                                7,273          7,304
Class C common stock, $.01 par value; 200,000
  shares authorized, no shares outstanding
  June 30, 1998 and 199,816 shaers issued and
  outstanding June 30, 1997                                 --          1,998
Additional  paid-in capital                         15,485,895     10,398,630
Treasury stock, 2,776 and 8,656 common shares
  at cost June 30, 1998 and June 30, 1997,
  respectively                                         (12,122)       (37,818)
Accumulated deficit                                (11,261,215)    (4,674,316)
                                                    ___________     __________
    Total stockholders' equity                       4,269,194       5,724,581
                                                   ___________     ___________
    Total liabilities and stockholders' equity    $ 16,952,350    $ 20,423,176

SEE NOTES TO FINANCIAL STATEMENTS
                                                                             F-4

PHC, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      YEAR ENDED JUNE 30,
                                                 1998                  1997
                                                ______________________________
Revenues:
     Patient care, net (Note A)                $ 19,649,353      $ 20,700,616
     Management fees (Note K)                       833,750           597,278
    Other                                           763,086           629,761
                                               _____________     ____________
         Total revenue                           21,246,189        21,927,655

Operating expenses:
    Patient care expenses                        10,706,639        10,346,111
     Cost of management contracts                   467,065           324,440
     Provision for doubtful accounts              3,684,452         2,593,573
     Administrative expenses                      9,488,631         8,622,946
                                               _____________     ____________
        Total operating expenses                 24,346,787        21,887,070
                                               _____________     ____________
 Income (loss)  from operations                  (3,100,598)           40,585
                                               _____________     ____________
Other income (expense):
     Interest income                                391,353           199,976
    Interest expense                             (1,289,642)       (1,441,030)
    Other income, net                                58,583           490,019
    Gain from operations held for sale
      (Note I)                                           --            26,853
                                               _____________     ____________
       Total other expense, net                    (839,706)         (724,182)
                                               _____________     ____________

LOSS BEFORE INCOME TAXES                         (3,940,304)         (683,597)
Income taxes (Note F)                               219,239           197,311
                                               _____________     ____________

LOSS FROM CONTINUING OPERATIONS                  (4,159,543)         (880,908)

LOSS FROM DISCONTINUED OPERATIONS
  (NOTES A AND I)                                (2,220,296)       (1,958,756)
                                               _____________     ____________
              Net loss                         $ (6,379,839)     $ (2,839,664)
Dividends                                          (207,060)         (204,330)
                                               _____________     _____________

Loss applicable to common shareholders         $(6,586,899)      $(3,043,994)

Basic and Diluted Loss per common share:
    Continuing Operations                           $ (.84)           $ (.33)
    Discontinued Operations                           (.42)             (.60)
                                               _____________     ____________
      Total                                        $ (1.26)           $ (.93)
                                               _____________     ____________
Basic and Diluted Weighted average number of
     shares outstanding                          5,237,168         3,270,175

See Notes to Financial Statements
                                                                             F-5

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Changes In Stockholders' Equity

                              Class        A        Class      B      Class     C
                              Common     Stock      Common   Stock    Common  Stock  Preferred  Stock
                              Shares     Amount     Shares   Amount   Shares  Amount  Shares   Amount
                              ________________________________________________________________________

BALANCE - JUNE 30, 1996       2,293,568  $ 22,936   812,237  $ 8,122   199,816  $1,998
Issuance of shares with         229,500     2,295
  acquisitions (Note K)
  NPP  15,000
  BSC 150,000
  PCV  64,500
Exercise of options              13,475       135
Payment of notes receivable
Conversion of shares             81,877       818   (81,877)    (818)
Issuance of employee stock
  purchase plan shares            9,452        94
Issuance of shares in
  connection with consulting
  agreement (Note J)             20,000       200
Issuance of warrants with
  convertible debentures
  (Note C)
Cancellation of notes receivable
Payment of notes receivable
Issuance of preferred stock,
  Series A (Note J)                                                                      1,000   $10
Adjustment related to
  beneficial conversion feature
  of convertible preferred
  stock and convertible debenture
  (Notes C and J)
Conversion of preferred stock
  Series A (Note J)             229,964     2,300                                         (500)   (5)
Dividend on preferred stock
Costs related to private
  placements
Net loss, year ended June 30,
  1997                         ________   ________   _______ _______   _______   _______  ________  ______

BALANCE - JUNE 30, 1997       2,877,836    28,778   730,360    7,304   199,816   1,998      500    5
Conversion of debt (Note C)   1,331,696    13,317
Conversion of preferred stock
  Series A (Note J)             246,305     2,463                                          (500)  (5)
Issuance of shares with
 Acquisition (Note K)            41,024       410
Issuance private placement
  shares (Note J)               172,414     1,724
Conversion of shares              3,032        31     (3,032)    (31)
Cancel Class C Common Stock                                           (199,816)(1,998)
Issue warrants for services
  (Note J)
Issuance of shares with
  consulting agreement
  (Note J)                       20,870       209
Issuance of Shares with
  earn out agreement
  (Note K)                      227,347     2,274
Issuance of employee stock
  purchase plan shares           14,743       147
Issuance of preferred stock
  Series B                                                                                 950    10
Adjustment related to
  beneficial conversion
  feature of convertible
  preferred stock
Warrant issued with debt
Treasury stock issued to
  employees
Dividends on preferred stock
Costs related to private
  placements
Net Loss - year ended June 30,
  1998

BALANCE - JUNE 30, 1998       4,935,267   $49,353    727,328  $7,273    0       $0         950    $10
(as restated)                 _________   _______    _______  ______    ______  ______    _____   _____

See Notes to Financial Statements

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity

                             Additional
                              Paid-In
                              Capital        Notes
                              Common       Receivable  Treasury  Shares      Accumulated
                              Stock        for Stock    Shares   Amount        Deficit     Total
                              _______________________________________________________________________

BALANCE - JUNE 30, 1996       $8,078,383   $ (63,928)                        $(1,630,322) $6,417,189
Issuance of shares with
  Acquisitions (Note K)          838,524                                                     840,819
     NPP   15,000
     BSC  150,000
     PCV   64,500
Exercise of options               59,709                                                      59,844
Payment of notes receivable                      662                                             662
Conversion of shares                                                                             -0-
Issuance of employee stock
  Purchase Plan Shares            30,530                                                      30,624
Issuance of shares in
  connection with consulting
  agreement (Note J)              79,800                                                      80,000
Issuance of warrants with
  convertible debentures
  (Note C)                       125,000                                                     125,000
Cancellation of notes receivable              37,818     8,656   $(37,818)                       -0-
Payment of notes receivable                   25,448                                          25,448
Issuance of preferred stock
  Series A (Note J)              999,990                                                   1,000,000
Adjustment related to beneficial
  conversion feature of
  convertible preferred stock
  and convertible debentures
  (Notes C and J)                330,284                                        (200,000)    130,284
Conversion of preferred stock
  Series A (Note J)               (2,295)                                                       -0-
Dividend on preferred stock                                                      (4,330)     (4,330)
Costs related to private
  placements                    (141,295)                                                  (141,295)
Net loss, year ended June 30,
   1997                                                                      (2,839,664)  2,839,664)
                              ____________________________________________________________________

BALANCE - JUNE 30, 1997        10,398,630          0      8,656   (37,818)   (4,674,316)  5,724,581
Conversion of debt (Note C)     2,696,789                                                 2,710,106
Conversion of preferred stock
  Series A (Note J)                (2,458)                                                        0
Issuance of shares with
  acquisition (Note K)             79,605                                                    80,015
Issuance Private Placement
  shares (Note J)                 498,276                                                   500,000
Conversion of Shares                                                                            -0-
Cancel Class C Common Stock         1,998                                                       -0-
Issue warrants for services
  (Note J)                        184,523                                                   184,523
Issuance of shares with
  consulting agreement (Note J)    36,249                                                    36,458
Issuance of shares with
  earn out agreement (Note K)     531,991                                                   534,265
Issuance of employee stock
  purchase plan shares             35,750                                                    35,897
Issuance of preferred stock
   Series B                       949,990                                                   950,000
Adjustment related to beneficial
  conversion feature of
  convertible preferred stock     190,000                                       (190,000)        -0-
Warrant issued with debt           48,809                                                     48,809
Treasury stock issued to employees                       (5,880)     25,696                   25,696
Dividends on Preferred Stock                                                     (17,060)    (17,060)
Costs related to private
  placements                     (164,257)                                                  (164,257)
Net Loss-year ended June 30,
  1998                                                                        (6,379,839)  6,379,839)
                               _____________________________________________________________________
BALANCE - JUNE 30, 1998       $15,485,895        $-0-     2,776    $(12,122)$(11,261,215) $4,269,194
(as restated)

SEE NOTES TO FINANCIAL STATEMENTS

                                                                           F-6

PHC, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    For the Year Ended June 30,
                                                       1998             1997
                                                    ___________________________
Cash flows from operating activities:
     Net loss                                          $(6,379,839) $(2,839,664)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                     674,162      469,118
         Beneficial conversion feature of
          convertible debt                                     --       130,284
        Compensatory stock options and stock and
          warrants issued for obligations                  269,790      205,000
        Changes in:
           Accounts receivable                           1,544,791   (2,929,003)
            Prepaid expenses and other current assets      257,173     (349,017)
            Other assets                                  (257,941)     196,339
            Net assets of operations held for sale              --       56,682
            Accounts payable                              (182,913)     884,299
            Accrued expenses and other liabilities         758,072     (143,943)
            Net liabilities of discontinued operations   1,161,903    1,299,795
                                                       ____________ ___________
                 Net cash used in operating activities  (2,154,802)  (3,020,110)
                                                       ____________ ___________

 Cash flows from investing activities:
     Acquisition of property and equipment
        and intangibles                                   (212,492)    (682,425)
     Loan receivable                                       152,749   (3,063,177)
                                                       ____________ ___________
       Net cash used in investing activities               (59,743)  (3,745,602)
                                                       ____________ ___________
Cash flows from financing activities:
      Revolving debt, net                                 (106,513)   1,789,981
         Proceeds from borrowings                          950,000    2,767,373
          Payments on Debt                                (557,883)    (696,886)
       Deferred financing costs                              6,967       21,498
      Preferred Stock Dividends                            (17,060)          --
       Issuance of Capital Stock                         1,321,640      944,173
     Convertible Debt                                           --    2,500,000
                                                       ____________ ___________

       Net cash provided by financing activities         1,597,151    7,326,139
                                                       ____________ ___________

Net increse (decrease) in cash and cash equivalents       (617,394)     560,427
Beginning balance of cash and cash equivalents             844,471      284,044
                                                       ____________ ___________

Ending balance of cash and cash equivalents              $ 227,077    $ 844,471
                                                       ____________ ___________

Supplemental cash flow information:
     Cash paid during the period for:
          Interest                                      $1,567,763  $ 1,279,862
          Income taxes                                    $130,290      $86,414
                                                       ____________ ___________

Supplemental disclosure of noncash investing and
   financing
     Stock issued for acquisitions and earn-out
       agreement                                        $  614,280     $840,819
     Capital leases                                         83,082      284,048
     Conversion of preferred stock                         500,000      500,000
     Beneficial conversion feature of preferred stock      190,000      200,000
      Warrant Valuations                                   233,332            0
     Conversion of Debt to Common Stock                  2,710,106            0
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

Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare. The Company's cost reports to Medicare are routinely audited on an annual basis. The Company periodically reviews its provisional billing rates and provides for estimated Medicare adjustments. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.
                                                                            F-8

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

Charity care amounted to approximately $504,000 and $725,000 for the years ended June 30, 1998 and 1997, respectively. Patient care revenue is stated net of charity care in the accompanying statements of operations.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                                       Estimated
                    Assets                             Useful Life
                    ______                             ____________
                       Buildings                       39 years
                       Furniture and equipment          3 through 10 years
                       Motor vehicles                   5 years
                       Leasehold improvements           Term of lease

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

                                                                          F-9

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE A-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS:

During the year ended June 30, 1998 the Company wrote off the carrying value of goodwill for PHC of Rhode Island, Inc., approximately $ 23,000, and wrote off equipment and the land and building assets related to the capital lease from that facility which was closed May 31, 1998 aggregating approximately $1,240,000 in total assets less the liability of approximately $1,300,000, in an agreement to release the company from the lease. The company also wrote down the remaining balance of accounts receivable from a closed California facility, approximately $92,000, and the equipment, goodwill and additional closing costs recorded for the Blacksburg facility, approximately $136,000, which is being closed in fiscal year 1999 to consolidate operations in the Salem, Virginia facility. During the year ended June 30, 1997 the Company wrote off the carrying value of the goodwill for PHC of Kansas, one of its subsidiaries in the amount of approximately $50,000. All of the above write-downs were considered necessary due to the closing of facilities. The assets had no ongoing value or were written-down to their net realizable value. Write-downs in the carrying value of goodwill and property and equipment are charged to depreciation and amortization expense, which is included in administrative expenses in the Company's statements of operations. Write-downs in accounts receivable were charged to the provision for doubtful accounts in the accompanying statements of operations. In accordance with FASB statement no. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The amount of the impairment losses recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

All of the Company's employees are employed under leasing arrangements. The Company believes that its leased employees meet the common law definition of employee and therefore qualify as employees for the purposes of applying SFAS 123.

RECENT ACCOUNTING PRONOUNCEMENTS
With the closure of Quality Care Centers of Massachusetts, Inc., the Company's operations are conducted in one business segment, the operation of behavioral health treatment centers, and all of the Company's operations are in the United States therefore, there is no additional requirement for segment reporting placed on the company by SFAS 131.
                                                                          F-10

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows:


                                                          JUNE 30,
                                                    1998              1997
                                             _________________________________

                   Land                           $ 119,859         $ 119,859
                    Buildings                     1,676,963         3,154,799
                    Furniture and equipment         839,972           855,226
                    Motor vehicles                   41,444            50,889
                    Leasehold improvements          354,687           358,644
                                                 __________        __________
                                                  3,032,925         4,539,417
                    Less accumulated
                      depreciation and
                      amortization                  904,652         1,014,222
                                                 __________        __________
                                                 $2,128,273        $3,525,195


NOTE C - LONG-TERM DEBT                                  JUNE 30,
                                                     1998             1997
                                             _________________________________
Long-term debt is summarized as follows:
Note payable with interest at 9% requiring
  monthly payments of $1,150 through May
  2001                                              $34,636           $44,816
Note payable due in monthly installments of
  $2,000 including imputed interest at 8%.
  Approximately $21,000 of this obbligation
  was canceled in connection with the
  closing of GHC.                                        --            40,574
9% mortgage note due in monthly  installments
  of $4,850,  including  interest through
  July 1, 2012, when the remaining principal
  balance is payable                                478,582           492,996
Note payable due in monthly installments of
  $21,506 including  interest at 10.5% through
  November 1, 1999, collateralized by all assets
  of PHN and certain receivables.  Interest
  only payments have been made since May 1998
  per subsequent agreement.                         374,190           547,092
Note payable due in monthly installments of
  $26,131 including  interest at 11.5% through
  June 2000 when the remaining principal balance
  is payable, collateralized by all assets of NPP.
  Interest only payments have been made since May
  1998 per subsequent agreement.                    598,848           818,371
Note payable due in monthly  installments of
  $5,558 including  interest at 9.25% through
  May 2012 when the remaining principal balance
  is payable, collateralized by real estate.        521,000           538,605
Term  mortgage  note payable with  interest only
  payments  through  March 1998 principal due in
  monthly installments of $9,167 beginning April
  1998 through February 2001, a balloon payment
  of approximately $1,300,000 plus interest is
  due March 2001, interest at prime plus 5% (13.5%
  at June 30, 1998) collateralized by all assets
  of PHM.                                         1,600,000         1,100,000
Note  payable  bearing  interest at prime plus
  3-1/2% (12% at June 30, 1998)with the principal
  due on November 10, 1998 collateralized by MRC's
  real property and BSC's accounts receivable and
  cross-collateralized with the revolving credit
  note referred to below.                           350,000                --
                                                    __________      __________
                                                  3,957,256         3,582,454

Less current maturities                              1,107,167       560,914
                                                     _________     _________

Noncurrent maturities                               $2,850,089   $ 3,021,540
                                                    __________   ___________

                                                                            F-11

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE C - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows as of June 30, 1998:

                           YEAR ENDING
                           JUNE 30,                            AMOUNT
                           ____________
                           1999                             $ 1,107,167
                           2000                                 560,171
                           2001                               1,863,216
                           2002                                  20,634
                           2003                                  22,570
                           Thereafter                           383,498
                                                            ___________
                                                            $ 3,957,256
                                                            ___________

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

In fiscal 1997, the Company issued 7% convertible debentures due December 31, 1998 in the aggregate principal amount of $3,125,000. The number of shares of Class A common stock into which the debentures were convertible was determined by dividing the principal amount to be converted by the conversion price. The conversion price was equal to 94% of the average closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the date of conversion. The beneficial conversion feature, valued at $130,284, was recorded as additional interest. In addition, on March 31, 1997 the Company issued warrants to the debenture holders as compensation for amending the debenture agreement to allow for a later filing of the Registration Statement which was originally required to be filed in December 1996. The warrants provide for the purchase of 150,000 shares of Class A common stock at $2.00 per share and expire in 2003. The warrants were valued at $125,000. During fiscal 1998, all of the convertible debentures were converted into 1,331,696 shares of Class A common stock.

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 1998, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $7,000 for fiscal 1999 and terms expiring from July 1998 through February 2002.

The carrying value of assets under capital leases is as follows:

                                                         June 30
                                                 ______________________
                                                    1998             1997
                                                    ____             ____

     Building (Good Hope Center - Capital Lease)    $    --       $1,477,800
     Equipment and improvements                      511,517         485,004
     Less accumulated depreciation and amortization (225,703)       (501,732)
                                                    ---------      ----------
                                                    $285,814      $1,461,072
                                                                           F-12

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 1998:

          Year Ending
           JUNE 30,                          EQUIPMENT
          ___________                        _________
           1999                               $83,203
           2000                                59,897
           2001                                40,807
           2002                                 3,138
           Thereafter                              --
                                             ________

          Total future minimum lease
            payments                          187,045
          Less amount representing interest    25,806
                                             ________

           Present value of future minimum
             lease payments                   161,239

           Less current portion                67,492
                                              _______

           Long-term obligations under
             capital lease                    $93,747
                                             =========


NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:             JUNE 30,
                                                    ____________________
                                                    1998         1997
                                                    ____________________

Note payable, President and principal
  stockholder, interest at 8%, due in
  installments through December 1998                $39,496     $ 55,296
Notes payable, Tot Care, Inc., Company
  owned by the President and principal
  stockholder, interest at 12% and payable
  on demand                                         100,000           --
Notes payable, other related parties, interest
  at 12% and payable on demand                       20,000       20,000
                                                    _______     ________
                                                    159,496       75,296

Less current maturities                             159,496       51,600
                                                    _______      _______
                                                    $   -0-      $23,696
                                                                           F-13

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE F - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:
                                                              YEAR ENDED
                                                                 June 30
                                                       ________________________
                                                        1998             1997
                                                       ________________________
           Temporary differences attributable to:
           Allowance for doubtful accounts             $1,315,000    $1,007,000
           Facility Closing Costs                          85,000            --
           Depreciation                                   225,000       147,000
           Other                                            2,000         3,000
           Operating loss carryforward                  1,650,000       340,000
                                                        _________    __________

           Total deferred tax asset                     3,277,000     1,497,000

           Less:
             Valuation allowance                       (2,607,000)     (827,000)
                                                       ___________   __________
           Subtotal                                       670,000       670,000
             Current portion                             (515,300)     (515,300)
                                                       ___________   __________

                          Long-term portion             $ 154,700     $ 154,700
                                                        _________    __________

The Company had no deferred tax liabilities at June 30, 1998 and 1997.

Income tax expense (benefit) is as follows:
                                                               YEAR ENDED
                                                           ____________________
                                                           1998          1997
                                                           ____________________

               Current state income taxes                $ 219,239      $197,311
                                                         _________      ________

Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:
                                                                YEAR ENDED
                                                           ____________________
                                                            1998         1997
                                                           ____________________

         Income tax benefit at statutory rate          $(2,044,400)   (898,400)
         State income taxes, net of federal benefit        144,700     130,200
         Increase in valuation allowance                 1,780,000     827,000
         Increase due to nondeductible items, primarily
          penalties and travel and entertainment expenses  161,231      12,000
         Other                                             177,708     126,511
                                                       ___________    ________
                                                          $219,239    $197,311
                                                       ___________    ________

At June 30,1998 the Company had a net operating loss carryforward amounting to approximately $4,865,000 which expires at various dates through 2013.

If the Company has significant sales of stock in future years, the utilization of the net operating loss carryforward in any given year may be limited under provisions of the Internal Revenue Code.

The Company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax assets existing as of June 30, 1998. The Company has closed two facilities that contributed most significantly to its past losses, the Franvale Nursing and Rehabilitation Center and the Good Hope Center. The Company has also implemented procedures to improve the operating efficiency of its remaining centers. The Company also anticipates that it will have a substantial gain on the closing of its Franvale facility of over $2,000,000 (see Note I).

                                                                           F-14

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

                                         YEAR ENDING
                                          JUNE 30,             AMOUNT
                                        ____________        ____________
                                           1999               $413,364
                                           2000                280,974
                                           2001                186,820
                                           2002                120,061
                                           2003                 97,165
                                           Thereafter           42,490
                                                             ___________
                                                            $1,140,874
LITIGATION:

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

NOTE H - STOCK PLANS

[1]     Stock plans:
         The Company has three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.
                                                                           F-15

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

         The Company had the following activity in its stock option plans for fiscal 1998 and 1997:
                                                NUMBER          WEIGHTED-AVERAGE
                                                  OF             EXERCISE PRICE
                                                SHARES            PER SHARE
                                               _______________________________
                    Option plans:
                     Balance - June 30, 1996    114,750                $5.56
                     Granted                    125,500                $4.56
                     Repriced options:
                        Original                (95,375)               $5.99
                        Repriced                 95,375                $3.50
                     Cancelled                  (21,400)               $6.05
                     Exercised                  (13,475)               $5.16
                                               __________
                     Balance - June 30, 1997    205,375                $4.27
                     Granted                    210,000                $2.37
                     Cancelled                  (40,000)               $3.21
                                               __________
                     Balance - June 30, 1998    375,375                $3.32
                                              __________

                                                                            F-16

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

          The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensa- tion expense recognized in 1998 or 1997. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:


                                                       YEAR ENDED
                                                        JUNE 30,
                                                   1998           1997
                                                _____________________________
           Net loss    As reported
                         Continuing Operations    $(4,011,925)    $ (880,908)
                         Discontinued Operations   (2,220,296)    (1,958,756)

                       Pro forma
                         Continuing Operations     (4,140,252)      (934,516)
                         Discontinued Operations   (2,220,296)    (1,958,756)

           Net loss
           per share   As reported
                        Continuing Operations            (.77)          (.27)
                        Discontinued Operations          (.42)          (.60)

                       Pro forma
                        Continuing Operations            (.79)          (.28)
                        Discontinued Operations          (.42)          (.60)

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

                                                                           F-17

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

Although the full extent of the financial impact on PHC, Inc. cannot be determined at this time, the management of PHC, Inc. does not believe that the liquidation of the assets and liabilities of Quality Care will have a substantial negative impact on PHC's financial position and results of operations. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain of approximately $2,000,000 during the year ending June 30, 1999. The Company is subject to a guarantee signed by PHC, Inc for furniture and equipment purchased by Quality Care during the fiscal year ended June 30, 1996. The amount of this debt recorded by Quality Care in the accompanying financial statements is approximately $148,000.

NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 1998:

                                                                         NUMBER of    EXERCISE        EXPIRATION
       DATE                              DESCRIPTION                      UNITS       PRICE             DATE
                                                                          SHARE
___________________________________________________________________________________________________________________

09/01/93      Warrants to purchase units issued with bridge financing      5,946 units  $3.70 per unit   September 1998
               Equity treatment
03/10/94      Unit purchase option issued as part of the IPO             156,271 units  $5.60 per unit   March 1999
               Equity transaction
03/10/94      IPO warrants                                             1,772,073        $5.97 per share  March 1999
               Equity transaction
02/08/96      Private placement warrants with common stock issuance      737,170        $3.76 per share  January 2001
               Equity transaction
02/27/96      Warrants issued with the exercise of Bridge warrants        36,573        $7.02 per share  February 2001
               Equity transaction
11/01/96      Warrants for debt placement service                         25,000        $2.00 per share  October 2001
               $125,000 value charged to interest expense over term
               of debt
02/18/97      Warrant for investor relation services                       3,753        $2.80 per share  February 2002
               $1,210 value passed as an adjustment
03/03/97      Consultant warrant for investor relations                  160,000        $2.62 per share  March 2002
               $16,306 value passed as an adjustment
03/31/97      Warrants issued as registration penalty on                 150,000        $2.00 per share  March 2002
               Convertible Debentures
               $46,375 value charged to interest expense over
               term of debenture
06/04/97      Warrants issued with preferred stock placement              50,000        $2.75 per share  June 2000
               Equity transaction
06/01/97      Warrants issued for investment banker services             150,000        $2.50 per share  May 2002
               $193,748 value charged to professional fees
09/19/97      Private Placement warrants with common stock issuance       86,207        $2.90 per share  March 2003
               Equity transaction
03/10/98      Penalty warrants issued for late registration of private     3,000        $2.90 per share  March 2003
               placement shares
               Equity transaction
03/10/98      Warrants issued as additional interest on debt              52,500        $2.38 per share  March 2003
               $48,809 value charged to interest expense over
               term of loan
03/19/98      Warrants issued with preferred stock private placement      49,990        $2.31 per share  March 2001
               Equity transaction

                                                                           F-18

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

In June 1997, the Company received $1,000,000 in exchange for the issuance of Series A Convertible preferred stock and warrants to purchase 50,000 shares of Class A common stock. The warrants are exercisable at $2.75 per share and expire in 2000. The warrants were valued at $30,000. The number of shares of Class A common stock into which the preferred stock was converted was equal to 80% of the closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the conversion. The beneficial conversion feature, due to the 80% discount above, valued at $200,000 was recorded as additional dividends. In June 1997, 500 shares of preferred stock were converted into 229,640 shares of Class A common stock. In fiscal 1998, the 500 remaining shares of preferred stock were converted into 246,305 shares of Class A common stock. The issuance of these securities will result in the issuance of some additional Class A common shares under existing dilution agreements with other stockholders.

In September 1997, the Company sold units consisting of four shares of common stock and a warrant to purchase two shares of common stock for $500,000. The common shares sold under this arrangement amounted to 172,414 shares and the warrants allow the holder to purchase an additional 86,207 common shares. The exercise price of the warrants is $2.90 per share of common stock and the warrants expire in September 2002. The agreement required that the shares be registered within 90 days of the closing date of the private placement. The registration was not complete by the deadline therefore the Company was required to issue warrants to purchase 3,000 additional shares of class A common stock at $2.90 per share.
                                                                            F-19

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

In connection with the acquisition of a business in fiscal 1996, the Company entered into a consulting agreement with the former owner of the business whereby the former owner would be granted, as partial compensation, 20,000 shares of common stock for each of the four fiscal years ending June 30, 2000. The consulting agreement provides that if the traded market value is less than $60,000, then the number of shares issued will be increased to raise the traded market value to $60,000. The shares issued pursuant to the consulting agreement have been charged to compensation expense. The consulting agreement also provides for an annual salary of approximately $24,000 through October 1999.

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

                      Office equipment             $ 18,000
                      Covenants not to compete       20,000
                      Goodwill                      597,746
                      Deposits                       15,072
                      Liabilities assumed           (42,659)
                                                     -------
                                                   $ 608,159

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

On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company advanced 150,000 shares of PHC, Inc. Class A common stock to Shliselberg Physician Services, P.C. formerly Perlow Physicians, P. C. ("Perlow"), which were in turn issued to the former owners of Behavioral Stress Centers, Inc. to acquire the assets of the medical practices previously serviced by BSC. At June 30, 1998 Perlow owed the Company $3,292,428 which includes some acquisition costs, management fees and interest on the advances of approximately $481,119. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent. The Company has no ownership interest in Perlow and therefore does not consolidate its operations.
                                                                            F-20

PHC, INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE K - ACQUISITIONS (CONTINUED)

The purchase price of BSC was allocated as follows:

         Goodwill                                    $63,600
         Equipment and other assets                   20,000
                                                     _______
                                                     $83,600
                                                     _______

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

BSC also entered into a management agreement with Perlow whereby management fees are required of Perlow on a monthly basis over a five-year period with an automatic renewal for an additional five-year period. The management fee was calculated at 25% of the total monthly expenses of Perlow and effective January 1, 1998 the management agreement was amended to provide for a management fee of 20% of the total monthly expenses of Perlow.
         .........
On November 1, 1996, BSC entered into a lease agreement for its facilities. The lease payments are due in equal monthly installments over a three year period with an option to extend annually for three additional years. The lease is to be paid by Perlow in accordance with the management agreement.

     Summary, unaudited financial information for Perlow as of and for the year ended June 30, 1998 is as follows:

                           Total assets                       $3,783,000
                           Stockholder's deficit              $ (382,000)
                           Net revenue                        $3,110,000
                           Net loss                           $ (304,000)

Effective January 1, 1997, the Company entered into a Stock Exchange Agreement with a Virginia corporation owned by two individuals to whom the Company has an outstanding note payable. The corporation consists of private practices of psychiatry. The Stock Exchange Agreement provided that in exchange for $50,000 in cash and 64,500 shares of restricted Class A common stock, the Company received an 80% ownership interest in the Virginia corporation. The Company also paid $80,444 in legal fees in connection with the Agreement. Concurrent with the Stock Exchange Agreement the two owners of the Virginia corporation each executed Employment Agreements with the Virginia corporation to provide professional services and each was granted an option to purchase 15,000 shares of Class A common stock at an exercise price of $4.87 per share. The options expire on April 1, 2002. Each agreement requires an annual salary of $200,000 and expires in five years. Further, a Plan and Agreement of Merger was executed whereby the Virginia corporation was merged into PCV.
                                                                            F-21

PHC INC.  AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE K - ACQUISITIONS (CONTINUED)

On January 17, 1997 PCV entered into a purchase and sale agreement with an unrelated general partnership, to purchase real estate with buildings and improvements utilized by the Virginia Corporation for approximately $600,000 of which $540,000 was paid through the issuance of a note (Note C).

In accordance with the above agreements the purchase price was allocated as follows:

               Land                                          50,600
               Building                                     540,000
               Covenant not to compete                       50,000
               Goodwill                                     285,038
                                                          _________
                                                          $ 925,638
                                                          __________

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

NOTE L - SALE OF RECEIVABLES

The Company had a sale and purchase agreement whereby third-party receivables were sold at a discount with recourse. The amount of receivables subject to recourse at June 30, 1997 totaled approximately $577,000. Proceeds from the sale of these receivables totaled approximately $3,000,000 for the year ended June 30, 1997. The purchase fees related to the agreement amount to approximately $127,000 for the year ended June 30, 1997 and are included in interest expense in the accompanying consolidated statement of operations. In February 1998 the Company entered into a finance agreement with Healthcare Financial Partners, Inc. to provide for receivables funding and liquidate the debt due to Finova Capital from the above referenced sale and purchase agreement and provide receivables funding for PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc.
                                                                           F-22

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

                                                                            F-23

PART III

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


                                                          Amount
                                    Name And Address    and Nature
                                    of Beneficial      of Beneficial   Percent
    Title of Class                     Owner             Owner       Class (12)
_______________________________________________________________________________

Class A Common Stock               Gerald M. Perlow      19,750(1)           *
                                   c/o PHC, Inc.
                                   200 Lake Street
                                   Peabody MA  01960

                                   Donald E. Robar       13,875(2)           *
                                   c/o PHC, Inc.
                                   200 Lake Street
                                   Peabody MA  01960

                                   Bruce A. Shear        36,000(3)           *
                                   c/o PHC, Inc.
                                   200 Lake Street
                                   Peabody MA  01960

                                   Robert H. Boswell     43,587(4)           *
                                   c/o PHC, Inc.
                                   200 Lake Street
                                   Peabody MA 01960

                                   Howard W. Phillips    41,504(5)           *
                                   P. O. Box 2047
                                   East Hampton NY 11937

                                   William F. Grieco     63,280(6)(7)       1.3%
                                   115 Marlborough Street
                                   Boston MA  02116

                                   J. Owen Todd          59,280(7)          1.2%
                                   c/o Todd and Weld
                                   1 Boston Place
                                   Boston MA  02108

                                   ProFutures Special   482,397(8)          8.9%
                                   Equities Fund, L.P.
                                   11612 Bee Cave RD-STE 216
                                   Austin TX  78733

                                   All Directors and
                                   Officers as a Group  240,420(9)         4.9%
                                   (7 persons)

Class B Common Stock (10).......   Bruce A. Shear       671,259(11)       92.3%
                                   c/o PHC, Inc.
                                   200 Lake Street
                                   Peabody MA  01960

                                   All Directors and
                                   Officers as a Group  671,259           92.3%
                                   (7 persons)

  *    Less than 1%.
(1) Includes 9,750 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $2.06 to $6.63 per share.
(2) Includes 12,375 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $2.06 to $6.63 per share.
(3) Includes 25,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price of $2.63 per share. Excludes an aggregate of 59,280 shares of Class A Common Stock owned by the Shear Family Trust and the NMI Trust, of which Bruce A. Shear is a remainder beneficiary.
(4) Includes an aggregate of 36,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $2.00 to $3.50 per share.
(5) Includes 37,504 shares issuable upon the exercise of a currently exercisable Unit Purchase Option for 18,752 Units, at a price per unit of $5.60, of which each unit consists of one share of Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at a price per share of $7.50 and 4,000 shares issuable pursuant to currently exercisable stock options having an exercise price range of $2.06 to $3.50 per share.
(6) Includes 4,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $2.06 to $3.50 per share
(7)    Messrs.  Todd  and  Grieco  are  the two  trustees  of the  Trusts  which collectively hold 59,280 shares of the Company's outstanding Common Stock. Gertrude Shear, Bruce A. Shear's mother, is the lifetime beneficiary of the Trusts. In addition to the shares held by the Trusts, to the best of the Company's knowledge, Gertrude Shear currently owns less than 1% of the Company's outstanding Class B Common Stock.
(8) Includes 165,522 shares of Class A Common Stock issuable upon the exercise of outstanding warrants and 316,875 shares of Class A Common Stock estimated to be issuable upon the conversion of Series B Convertible Preferred Stock.
(9) Includes an aggregate of 110,625 shares issuable pursuant to currently exercisable stock options. Of those options, 4,125 have an exercise price of $6.63 per share, 68,250 have an exercise price of $3.50 per share, 35,000 have an exercise price of $2.63 and 2,000 have an exercise price of $2.06 and 1,250 have an exercise price of $2.00. Also includes 37,504 shares issuable upon the exercise of the Unit Purchase Option as described in (5).
(10) Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer thereof or at any time at the option of the holder.
(11) Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
 (12) Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors).

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 1998:

          Bruce A. Shear ........................................39.28%
         J. Owen Todd..............................................0.7%
         William F. Grieco.........................................0.7%
         ProFutures Special Equities Fund, LP......................5.3%
         All Directors and Officers as a Group (7 persons).......40.23%

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS.

    Exhibits Index

Exhibit No.                              Description

   23.1      Consent of Independent Auditors.
   23.2      Consent of Independent Auditors.

                                   SIGNATURES


            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHC, INC.




Date:    December 7, 1999                    By: /s/ Bruce A. Shear
                                                      President
                                                      Chief Executive Officer

Exhibit 23.1

 INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 of PHC, Inc. (the "Company") of our report dated September 18, 1998 (October 5, 1998 as to the second paragraph of Note I and September 10, 1999 as to Note P) relating to the consolidated financial statements of the Company appearing in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

BDO Seidman, LLP

Boston, Massachusetts
December 6, 1999

Exhibit 23.2


INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 of PHC, Inc. (the "Company") of our report dated September 19, 1997, relating to the consolidated financial statements of the Company appearing in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

/s/  Richard A. Eisner Company, LLP
     New York, New York
     December 6, 1999