Form 10-Q/A
period 1998-09-30
PHC INC /MA/
filed 1999-12-07
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


 COMMISSION FILE NUMBER        0-22916


                                   PHC, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                     04-2601571
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

200 Lake Street, Suite 102, Peabody MA                         01960
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                  978-536-2777
                          (ISSUER'S TELEPHONE NUMBER)

-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT) Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X No____

APPLICABLE ONLY TO CORPORATE ISSUERS
Number of shares outstanding of each class of common equity, as of October 16, 1998:

         Class A Common Stock       4,935,267
         Class B Common Stock         727,328

 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
 (Check one):
 Yes______   No      X

                                   PHC, INC.

     Part I, Item 1 financial statements filed in the Company's 10-QSB for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 3, 1998, are being amended to reflect the following:

1. The effect of the changes to the financial statements for the period ended June 30, 1998, as amended.
     a. Increase in general and administrative expenses amounting to approximately $148,000 related to the issuance of warrants to a financial advisor to the Company.
     b. Increase in dividends related to the beneficial conversion feature of series B convertible preferred stock of approximately $190,000.
2. Increase in interest expense related to the issuance of warrants with debt of approximately $26,000 for the three months ended September 30, 1998.

 PART I.  FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                  SEPT. 30         JUNE 30
                                                    1998             1998
                                                 (as restated)  (as restated)
                                                ______________________________

                           ASSETS
Current assets:
  Cash & Cash Equivalents                        $   81,275      $ 227,077
  Accounts receivable, net of allowance for
   bad debts of $3,539,637 at Sept. 30, 1998,
   $3,488,029 at June 30, 1998                    7,220,700      7,441,972
   Prepaid expenses                                 181,984        156,695
 Other receivables and advances                     282,661        127,064
 Deferred Income Tax Asset                          515,300        515,300
 Other Receivables, related party                   305,766         64,065
                                                  __________     _________
     Total current assets                         8,587,686      8,532,173
Accounts Receivable, noncurrent                     610,000        685,000
Other receivables, noncurrent, related
  party, net of allowance for doubtful
  accounts of $382,000 Sept. 30, 1998
  and June 30, 1998                               3,048,742      2,941,402
Other Receivable                                    117,680        426,195
Property and equipment, net                       2,124,485      2,128,273
Deferred income taxes                               154,700        154,700
Deferred financing costs, net of amortization
  of $4,514 at Sept. 30, 1998 and $18,065 at
  June 30, 1998                                      59,593         53,608
Goodwill, net of accumulated amortization of
  $26,869 at Sept. 30, 1998 $307,707 at June
  30, 1998                                        1,983,363      2,011,613
Other assets                                        136,568         19,386
                                                  __________     _________
     Total assets                               $16,822,817    $16,952,350
                                                  __________     _________

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 2,691,024    $ 2,346,213
  Notes payable--related parties                    243,696        159,496
  Current maturities of long term debt            1,137,138      1,107,167
  Revolving credit note                           1,559,490      1,683,458
  Current portion of obligations under capital
    leases                                           64,652         67,492
  Accrued Payroll, Payroll Taxes and Benefits       260,547        729,194
  Accrued expenses and other liabilities.         1,093,807      1,004,763
  Net current liabilities of discontinued
    operations                                    2,641,537      2,641,537
                                                  __________     _________
        Total Current liabilities                 9,691,891      9,739,320

Long-term debt                                    2,742,730      2,850,089
Obligations under capital lease                      77,160         93,747
                                                  __________     _________
  Total noncurrent liabilities                    2,819,890      2,943,836
                                                  __________     _________
  Total liabilities                              12,511,781     12,683,156
                                                  __________     _________
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized,  976 and 950 shares
   issued and outstanding Sept. 30, 1998 and
   June 30, 1998 liquidation preference
   ($976,000 and 950,000 respectively)                   10             10
  Class A common stock, $.01 par value; 20,000,000
   shares authorized, 4,935,267 shares issued
   Sept. 98 and June 98                               49,353         49,353
  Class B common stock, $.01 par value; 2,000,000
   shares authorized, 727,328 issued Sept. 98 and
   June 98, convertible into one share of Class
   A common stock                                     7,273          7,273
  Additional paid-in capital                     15,529,019     15,485,895
  Treasury stock, 2,776 shares at cost              (12,122)       (12,122)
  Accumulated Deficit                           (11,262,497)   (11,261,215)
                                                ____________   ____________
  Total Stockholders' Equity                      4,311,036      4,269,194
                                                ____________   ____________
      Total Liabilities and Stockholders'
        Equity                                  $16,822,817    $16,952,350
                                                ____________   ____________

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended
                                                     September 30
                                              1998                 1997
                                           (as restated)
                                          ___________________________________
Revenues:
  Patient Care, net                         $4,476,738        $4,770,735
  Management Fees                              235,104           233,283
  Other                                        199,453           173,477
                                            ___________        __________
Total revenue                                4,911,295         5,177,495

Operating expenses:
  Patient care expenses                      2,308,051         2,641,817
  Cost of Management Contracts                 128,165           102,400
  Provision for doubtful accounts              356,190           427,093
  Administrative expenses                    1,905,917         2,286,764
                                            ___________        _________
Total operating expenses                     4,698,323         5,458,074
                                            ___________        __________
Income (loss) from operations                  212,972          (280,579)
                                            ___________        __________
Other income (expense):
  Interest income                              109,382            97,647
  Interest expense                            (312,312)         (326,588)
  Other income (expense), net                    4,342            34,750
                                            ___________        __________

Total other expense, net                      (198,588)         (194,191)

Income (loss) before Provision for Taxes        14,384          (474,770)

Provision for Income Taxes                         911             7,200
                                            ___________        __________
Income (loss) from continuing operations        13,473         $(481,970)

Loss from discontinued operations                   --          (436,668)

           Net income (loss)                 $  13,473         $(918,638)

Dividends                                      (14,544)                0
                                            ___________        __________

Loss applicable to common shareholders       $  (1,071)        $(918,638)
                                            ___________        __________

Basic and Diluted earnings (loss) per
  common share:
    Continuing Operations                    $     .00         $    (.11)
    Discontinued Operations                         --              (.10)
        Total                                $     .00         $    (.21)
Basic and Diluted weighted average number
   of shares outstanding                     5,659,819         4,444,706


                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                  1998              1997
                                               (as restated)
                                               __________________________

Cash flows from operating activities:
  Net income (loss)                              $13,473      $(918,638)
  Adjustments to reconcile net income or
    loss to net cash  provided by
    (used in) operating activities:
  Depreciation and amortization                   78,775        146,337
  Compensatory stock options and stock and
    warrants issued for obligations               25,624         46,131
  Changes in:
    Accounts receivable                          (43,681)      (228,345)
    Prepaid expenses and other current assets    (25,289)       137,686
    Other assets                                  30,436         11,461
    Accounts payable                             344,811         40,577
    Accrued expenses and other  liabilities     (379,603)       (64,853)
    Net liabilities of discontinued operations        --        193,087
                                                 _________      ________
Net cash provided by (used in) operating
  activities                                      44,546       (636,557)

Cash flows from investing activities:
  Acquisition of property and equipment          (46,737)       (39,084)
                                               ___________     __________
  Costs related to business acquisitions              --         (8,390)
Net cash used in investing activities            (46,737)       (47,474)

Cash flows from financing activities:
   Revolving debt, net                          (123,968)      (462,847)
   Proceeds from borrowings                      100,000        446,062
   Payments on debt                             (111,895)            --
   Deferred financing costs                       (5,985)            --
   Preferred Stock Dividends                      (1,763)            --
                                               ___________     __________
Net cash provided by (used in) financing
  activities                                    (143,611)       (16,785)
                                               ___________     __________

NET INCREASE (DECREASE) IN CASH                 (145,802)      (700,816)
Beginning cash balance                           227,077        844,471
                                               ___________     __________
ENDING CASH BALANCE                              $81,275       $143,655

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                               $282,821       $ 33,101
         Income taxes                             51,195         37,956

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of Debt to Common Stock                  --    $2 ,734,375
  Conversion of Preferred Stock to Common Stock       --        584,587
  Stock issued for North Point Acquisition            --         31,383
  Issuance of Preferred Stock in lieu of cash for
    Dividends due                              $  26,000             --

                 See Notes to Consolidated Financial Statements

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHC, Inc.
                                              Registrant


Date: December 7,  1999                       /s/ Bruce A. Shear
                                                  Bruce A. Shear
                                                  President
                                                  Chief Executive Officer




Date: December 7, 1999                         /s/ Paula C. Wurts
                                                   Paula C. Wurts
                                                   Controller
                                                   Assistant Treasurer