Form 10-Q/A
period 1998-12-31
PHC INC /MA/
filed 1999-12-07
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

| | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


 COMMISSION FILE NUMBER        0-22916


                                    PHC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                        04-2601571
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                               IDENTIFICATION NO.)

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

                                   PHC, INC.

     Part I, Item 1 financial statements filed in the Company's 10-QSB for the period ended December 31, 1998, filed with the Securities and Exchange Commission on February 16, 1999, are being amended to reflect the following:

1. The effect of the changes to the financial statements for the period ended June 30, 1998, as amended.
     a. Increase in general and administrative expenses amounting to approximately $148,000 related to the issuance of warrants to a financial advisor to the Company.
     b. Increase in dividends related to the beneficial conversion feature of series B convertible preferred stock of approximately $190,000.
2. The effect of changes to the financial statements for the period ended September 30, 1998 as amended.
     a. Increase in interest expense related to the issuance of warrants with debt, approximately $26,000 for the three months ended September 30, 1998.
3. Increase in Interest expense related to the issuance of warrants with debt, approximately $26,000 for the three months ended December 31, 1998.
4. Increase in Professional fees related to the issuance of warrants with convertible debentures as a finders fee, approximately $43,357 for the three months ended December 31, 1998.
5. Correct the accounting for price guarantee shares issued to the former owners of BSC. Previously recorded as a part of the acquisition price and capitalized, the value of these price guarantee shares should have been charged to expense as interest. Net effect of these changes is approximately $92,000 increase in expense and reduction in intangible assets.
6. Reverse the recognition of part of the gain related to the liquidation of assets of Quality Care Centers of Massachusetts, Inc. The Company subsequently determined that it was more appropriate to defer recognition of any gain until final resolution of all potential liabilities.

PART I.  FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                       DEC. 31          JUNE 30
                                                        1998             1998
                           ASSETS                   (as restated)  (as restated)
                                                     __________________________
Current assets:
  Cash & Cash Equivalents                             $  512,801      $ 227,077
 Accounts receivable, net of allowance for bad debts
   of $3,505,310 at Dec. 31, 1998, $ 3,488,029 at
   June 30, 1998                                       6,580,315      7,441,972
   Prepaid expenses                                      336,292        156,695
   Other receivables and advances                        186,314        127,064
   Deferred Income Tax Asset                             515,300        515,300
   Other Receivables, related party                       70,213         64,065
                                                       _________      _________
       Total current assets                            8,201,235      8,532,173
Accounts Receivable, noncurrent                          610,000        685,000
Other receivables, noncurrent, related party, net
  of allowance for doubtful accounts of $382,000
 Dec. 31, 1998 and June 30, 1998                       3,453,836      2,941,402
Other Receivable                                         117,680        426,195
Property and equipment, net                            2,096,815      2,128,273
Deferred income taxes                                    154,700        154,700
Deferred financing costs, net of amortization of
  $25,195 at Dec. 31, 1998, 18,065 at June 30, 1998       83,912         53,608
Goodwill, net of accumulated amortization of $53,124
  at Dec. 31, 1998 $307,707 at June 30, 1998           1,703,689      2,011,613
Other assets                                             217,047         19,386
                                                       _________      _________
     Total                                           $16,638,914    $16,952,350
                                                       _________      _________
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 2,793,571    $ 2,346,213
  Notes payable--related parties                         220,000        159,496
  Current maturities of long term debt                 1,407,020      1,107,167
  Revolving credit note                                1,626,587      1,683,458
  Current portion of obligations under capital
  leases                                                  67,408         67,492
  Accrued Payroll, Payroll Taxes and Benefits            484,573        729,194
  Accrued expenses and other liabilities                 927,820      1,004,763
  Net current liabilities of discontinued operations   2,641,537      2,641,537
                                                       _________      _________
       Total Current liabilities                      10,168,516      9,739,320

Long-term debt                                         2,468,276      2,850,089
Obligations under capital lease                           79,778         93,747
Convertible Debentures                                   500,000             --
                                                       _________      _________
  Total noncurrent liabilities                         3,048,054      2,943,836
                                                       _________      _________
  Total liabilities                                   13,216,570     12,683,156
                                                       _________      _________
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized,  943 and 950 shares issued and
    outstanding Dec. 31, 1998 and June 30, 1998
    liquidation  preference ($943,000 and 950,000
    respectively)                                              9             10
  Class A common stock, $.01 par value; 20,000,000
    shares authorized, 5,348,158 and 4,935,267
    shares issued Dec. 98 and June 98, respectively       53,482         49,353
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 727,210 and 727,328 issued
    Dec. 98 and June 98 respectively, convertible
    into one share of Class A common stock                 7,272          7,273
  Additional paid-in capital                          15,724,630     15,485,895
  Treasury stock, 2,776 shares at cost                   (12,122)       (12,122)
  Accumulated Deficit                                (12,350,927)   (11,261,215)
                                                       _________      _________
 Total Stockholders' Equity                            3,422,344      4,269,194
                                                       _________      _________
      Total Liabilities and Stockholders' Equity    $ 16,638,914   $ 16,952,350
                                                       _________      _________


See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                DECEMBER 31                  DECEMBER 31
                             1998           1997         1998           1997
                          (as restated)               (as restated)
                         ______________________________________________________
Revenues:
  Patient Care, net         $4,552,961   $5,196,280   $9,264,803   $10,140,492
Management Fees                197,389      229,410      396,842       462,693
                            __________   __________   __________   ____________
        Total revenue        4,750,350    5,425,690    9,661,645    10,603,185
                            __________   __________   __________   ____________
Operating expenses:
  Patient care expenses      2,485,632    2,912,131    4,921,848     5,686,348
  Provision for doubtful
    accounts                   788,130      515,471    1,144,320       999,249
  Administrative expenses    1,911,648    2,392,919    3,817,565     4,627,498
                            __________   __________   __________   ____________
  Total operating expenses   5,185,410    5,820,521    9,883,733    11,313,095
                            __________   __________   __________   ____________

Income (loss) from
  operations                  (435,060)   (394,831)     (222,088)     (709,910)

Interest income                129,366     102,951       238,748       200,598
Other income                    34,578      52,499        38,920       121,749
Interest expense              (460,122)   (271,614)     (772,434)     (598,202)
Facility Closing Costs        (304,994)         --      (304,994)           --
HRH Relocation Expense         (36,935)         --       (36,935)           --
                            __________   __________   __________   ____________
    Total other income
      (expense)               (638,107)   (116,164)     (836,695)     (275,855)
Loss before Provision for
   Taxes                    (1,073,167)   (510,995)   (1,058,783)     (985,765)
Provision for Income Taxes
   (Benefit)                        --          --           911         7,200
                            __________   __________   __________   ____________
Loss from Continuing
  Operations               $(1,073,167)$  (510,995)  $(1,059,694)   $ (992,965)
                            __________   __________   __________   ____________
Discontinued Operations:
  Income (Loss) from
    Operations                     --  $  (585,038)           --   $(1,021,706)
                            __________   __________   __________   ____________

     Net Income (Loss)    $(1,073,167) $(1,096,033)  $(1,059,694)  $(2,014,671)

Dividends                     (15,265)          --       (29,809)           --
                            __________   __________   __________   ____________

Loss applicable to common
  shareholders            $(1,088,432) $(1,096,033)  $(1,089,503)  $(2,014,671)
                            __________   __________   __________   ____________
Basic and diluted (loss)
  per common share:
  Loss from continuing
    operations                   (.19)        (.09)         (.19)         (.20)
  Loss from discontinued
    operations                     --         (.11)           --          (.21)
   Total                         (.19)        (.20)         (.19)         (.41)
Basic Weighted average number
   of shares outstanding    5,896,659     5,404,251    5,778,239      4,924,479

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  FOR THE SIX MONTHS ENDED
                                                       DECEMBER 31
                                                    1998              1997
                                             (as restated)
                                             _________________________________
Cash flows from operating activities:
  Net income (loss)                            $(1,059,694)        $(2,014,671)
  Adjustments to reconcile net income to net
    cash  provided by (used in) operating
    activities
  Non-Cash charge of net cash provided
    by discontinued operations                          --             372,498
  Depreciation and amortization                    161,421             225,932
  Compensatory stock options and stock and
    warrants issued for obligations                143,738              46,131
  Changes in:
   Accounts Receivable                             519,722            (311,684)
   Prepaid expenses and other current assets      (179,597)             53,690
   Other assets                                    (14,760)             38,245
    Accounts payable                               447,358             993,483
   Accrued expenses and other  liabilities        (321,564)            250,385
                                                ____________        ___________
Net cash used in operating activities             (303,376)           (345,991)

Cash flows from investing activities:
  Acquisition of property and equipment           (123,227)            (41,045)
   Disposition of property, equipment and
     intangibles                                   341,929                  --
  Costs related to business acquisition                 --            (616,276)
                                                ____________        ___________
Net cash provided by (used in) investing
    activities                                     218,702            (657,321)
                                                ____________        ___________
Cash flows from financing activities:
  Revolving debt, net                              (56,871)           (196,823)
 Net debt activity                                 (35,509)           (181,373)
  Deferred financing costs                          (7,202)                 --
  Preferred stock dividends paid                   (30,020)                 --
  Issuance of Common Stock                              --           3,328,915
 Convertible debt                                  500,000          (2,734,375)
                                                ____________        ___________
Net cash provided by  financing activities         370,398             216,344
                                                ____________        ___________

NET INCREASE (DECREASE) IN CASH                    285,724            (786,968)
Beginning cash balance                             227,077             844,471
                                                ____________        ___________
ENDING CASH BALANCE                                512,801              57,503
                                                ____________        ___________
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                               $  562,046          $  282,580
         Income taxes                               51,195              37,956

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Conversion of Debt to Common Stock           $      --           $2,734,375
   Conversion of Preferred Stock to Common
     Stock                                         40,000              584,587
   Stock issued for North Point Acquisition            --               31,383
   Stock issued for Harmony Acquisition
    agreement                                      39,000               39,000
   Issuance of Preferred Stock in lieu of cash
     for Dividends due                          $  33,000                   --

                 See Notes to Consolidated Financial Statements

Signatures

     In accordance with the requirements of the Exchange Act, the registratn caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PHC, Inc. Registrant

Date:  December 7, 1999                      /s/  Bruce A. Shear
                                                  President
                                                  Chief Executive Office



Date:  December 7, 1999                      /s/  Paula C. Wurts
                                                  Controller
                                                  Assistant Treasurer