Form 10-Q/A
period 1999-03-31
PHC INC /MA/
filed 1999-12-07
CIK 915127

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

                                    PHC, INC.

     Part I, Item 1 financial statements filed in the Company's 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999, are being amended to reflect the following:

1. The effect of the changes to the financial statements for the period ended June 30, 1998, as amended.
     a. Increase in general and administrative expenses amounting to approximately $148,000 related to the issuance of warrants to a financial advisor to the Company.
     b. Increase in dividends related to the beneficial conversion feature of series B convertible preferred stock of approximately $190,000.
     2. The effect of changes to the financial statements for the period ended September 30, 1998 as amended. a. Increase in interest expense related to the issuance of warrants with debt, approximately $26,000 for the three months ended September 30, 1998.
3. The effect of changes to the financial statements for the period ended December 31, 1998 as amended. a. Increase in Interest expense related to the issuance of warrants with debt, approximately $26,000 for the three months ended December 31, 1998.
     b. Increase in Professional fees related to the issuance of warrants with convertible debentures as a finders fee, approximately $43,400 for the three months ended December 31, 1998.
     c. Increase in interest expense and reduction in intangible assets of approximately $92,000 resulting from the correction of the accounting for price guarantee shares issued to the former owners of BSC
     d. Decrease in extraordinary income resulting from the reversal of the recognition of part of the gain related to the liquidation of assets of Quality Care Centers of Massachusetts, Inc. that the Company subsequently determined was more appropriate to defer until final resolution of all potential liabilities.
4. Increase Professional fees related to the issuance of warrants with convertible debentures as a finders fee, approximately $31,400 for the three months ended March 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                         MAR. 31      JUNE 30
                                                        1999           1998
       ASSETS                                       (as restated) (as restated)
                                                    __________________________
Current assets:
  Cash & Cash Equivalents                             $  137,949    $  227,077
 Accounts receivable, net of allowance for bad
   debts of  $3,079,521 at Mar. 31, 1999,
   $3,488,029 at June 30, 1998                         6,697,074     7,441,972
   Prepaid expenses                                      322,207       156,695
   Other receivables and advances                        219,986       127,064
  Deferred Income Tax Asset                              459,280       515,300
   Other Receivables, related party                       75,531        64,065
                                                     ____________   ___________
      Total current assets                             7,912,027     8,532,173
Accounts Receivable, noncurrent                          640,000       685,000

Other receivables, noncurrent, related party,
   net of allowance for accounts of $407,000 Mar
   31, 1999 and $382,000 June 30, 1998                 3,464,745     2,941,402
Other Receivable                                         115,520       426,195
Property and equipment, net                            1,512,119     2,128,273
Deferred income taxes                                    154,700       154,700
Deferred financing costs, net of amortization of
   $50,181 at Mar. 31, $18,065 at June 30, 1998           56,927        53,608
Goodwill, net of accumulated amortization of $79,347
   at Mar. 31, 1999 $307,707 at June 30, 1998          1,788,625     2,011,613
Other assets                                             292,198        19,386
                                                     ____________   ___________
    Total assets                                     $15,936,861   $16,952,350
                                                     ____________   ___________
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 2,540,947    $2,346,213
  Notes payable--related parties                         267,356       159,496
  Current maturities of long term debt                 1,292,666     1,107,167
  Revolving credit note                                1,400,277     1,683,458
  Current portion of obligations under capital
    leases                                                62,349        67,492
  Accrued Payroll, Payroll Taxes and Benefits            325,923       729,194
 Accrued expenses and other liabilities                1,255,999     1,004,763
 Net current liabilities of discontinued operations    2,641,537     2,641,537
                                                     ____________   ___________
     Total Current liabilities                         9,787,054     9,739,320
                                                     ____________   ___________
Long-term debt                                         1,865,665     2,850,089
Obligations under capital lease                           67,787        93,747
Convertible Debentures                                   500,000            --
                                                     ____________   ___________
  Total noncurrent liabilities                         2,433,452      2,943,836
                                                     ____________   ___________
  Total liabilities                                   12,220,506     12,683,156
                                                     ____________   ___________

Stockholders' Equity:
 Preferred stock, $.01 par value; 1,000,000
   shares authorized, 864 and shares issued and
   outstanding Mar. 31, 1999 and June 30, 1998
   liquidation preference ($864,000 and $950,000
   respectively)                                               9            10
 Class A common stock, $.01par value; 20,000,000
   shares authorized, 5,530,206 and 4,935,267 shares
   issued Mar. 99 and June 98                             55,302        49,353
 Class B common stock, $.01 par value; 2,000,000 shares
   authorized, 727,210 and 727,328 issued Mar. 99 and
   June 98 respectively, into one share of Class A
   common stock                                            7,272         7,273
 Additional paid-in capital                           15,895,723    15,485,895
 Treasury stock, 2,776 shares at cost                    (12,122)      (12,122)
 Accumulated Deficit                                 (12,229,829)  (11,261,215)
                                                     ____________   ___________
  Total Stockholders' Equity                           3,716,355     4,269,194
                                                     ____________   ___________
    Total Liabilities and Stockholders' Equity       $15,936,861   $16,952,350
                                                     ____________   ___________

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                 MARCH 31                  MARCH 31
                             1999             1998     1999             1998
                          (as restated)             (as restated)
                          _____________________________________________________
Revenues:
  Patient Care, net        $4,587,743   $5,362,955   $13,852,546   $15,503,447
  Management Fees             122,141      182,290       518,983       644,983
                           __________   __________   ___________    ___________
         Total revenue      4,709,884    5,545,245    14,371,529    16,148,430
                           __________   __________   ___________   ___________
Operating expenses:
  Patient care expenses     2,296,160    2,822,708     7,218,008     8,509,056
  Provision for doubtful
    accounts                  275,263      537,128     1,419,583     1,536,377
  Administrative expenses   1,808,024    2,075,115     5,625,589     6,702,613
                           __________   __________   ___________   ___________
   Total operating
    expenses                4,379,447    5,434,951    14,263,180    16,748,046
                           __________   __________   ___________   ___________
 Income (loss) from
   operations                 330,437      110,294       108,349      (599,616)
                           __________   __________   ___________   ___________
Interest income               118,258       87,725       357,006       288,323
Other income                   19,286       58,960        58,206       180,709
Interest expense             (240,612)    (336,943)   (1,013,046)     (935,145)
Facility Closing Costs             --           --       304,994)           --
HRH Relocation Expense             --           --       (36,935)           --
                           __________   __________   ___________   ___________
   Total other income
     (expense)               (103,068)   (190,258)      (939,763)     (466,113)
                           __________   __________   ___________   ___________
Income (Loss) before
  Provision for Taxes         227,369     (79,964)      (831,414)   (1,065,729)
Provision for Income Taxes     43,724      98,309         44,635       105,509
                           __________   __________   ___________   ___________
Income (loss) from
  Continuing Operations     $ 183,645  $ (178,273)    $ (876,049)  $(1,171,238)
                           __________   __________   ___________   ___________

Loss from Discontinued
  Operations                      --   $ (807,802)            --    (1,829,508)
                           __________   __________   ___________   ___________

Net Income (Loss)          $ 183,645     (986,075)   $  (876,049)  $(3,000,746)

Dividends                    (62,547)          --        (92,356)           --
                           __________   __________   ___________   ___________

Loss applicable to common
   shareholders            $ 121,098   $ (968,075)    $ (968,405)  $(3,000,746)
                           __________   __________   ___________   ___________
Basic Earnings (loss) per
   common share:
 Income (loss) from
  continuing operations          .02         (.03)          (.16)         (.23)
  Loss from discontinued
    operations                    --         (.15)            --          (.36)
   Total                         .02         (.18)          (.16)         (.58)
Basic Weighted average
   number of shares
   outstanding             6,182,204    5,431,196      5,910,928     5,090,919

Diluted Earnings (loss)
   per common share:
  Income (loss) from continuing
     operations                  .02         (.03)          (.16)         (.23)
  Loss from discontinued
     operations                   --         (.15)            --          (.36)
   Total                         .02         (.18)          (.16)         (.58)
Diluted Weighted average
   number of shares
   outstanding             6,194,456     5,431,196     5,910,928     5,090,919

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31
                                                     1999               1998
                                                  (as restated)
                                                   __________________________
Cash flows from operating activities:
  Net income (loss)                               $ (968,405)      $(3,000,746)
  Adjustments to reconcile net income to net
    cash  provided by (used in) operating
    activities:
  Non-Cash charge (credit) related to
    discontinued operations                               --           999,121
  Depreciation and amortization                      249,483           334,066
  Compensatory stock options and stock and
    warrants issued for obligations                  174,234            46,131
  Changes in:
    Accounts Receivable                              325,224          (710,969)
    Prepaid expenses and other current assets       (165,512)           90,597
   Other assets                                       66,540            (6,932)
   Accounts payable                                  194,736          (498,696)
   Accrued expenses and other  liabilities          (152,036)          291,201
                                                  ___________      ____________

Net cash used in operating activities               (275,736)       (2,456,227)
                                                  ___________      ____________
Cash flows from investing activities:
Acquisition of property and equipment               (150,420)         (112,911)
  Disposition of property, equipment and
    intangibles                                      363,104           (13,275)
  Costs related to business acquisition                   --          (626,267)
Net cash provided by (used in) investing
   activities                                        212,684          (752,453)
                                                  ___________      ____________
Cash flows from financing activities,
 Revolving debt, net                                (283,181)               --
  Other debt activity                               (165,339)          407,320
 Preferred stock dividends paid                      (92,567)               --
 Issuance of Common Stock                             15,011         2,049,480
 Convertible debt                                    500,000                --
                                                  ___________      ____________
Net cash provided by (used in) financing
   activities                                        (26,076)        2,456,800
                                                  ___________      ____________
NET INCREASE (DECREASE) IN CASH                      (89,128)         (751,880)
Beginning cash balance                               227,077           844,471
                                                  ___________      ____________
ENDING CASH BALANCE                               $  137,949         $  92,591
                                                  ___________      ____________

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                  $  802,549         $ 619,523
        Income taxes                                  94,919            82,703

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Conversion of Debt to Common Stock                  --          2,710,106
       Conversion of Preferred Stock to Common
          Stock                                     185,571            500,000
       Stock issued for Acquisitions and Earnou
          Agreement                                 219,165            614,280
       Issuance of Preferred Stock in lieu of
          cash for Dividends due                     44,000                 --


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


                                                  PHC, Inc. Registrant

Date:  December 7, 1999                           /s/ Bruce A. Shear
                                                      President
                                                      Chief Executive Officer

Date:  December 7, 1999                           /s/ Paula C. Wurts
                                                      Controller