Form 10-Q
period 1999-12-31
PHC INC /MA/
filed 2000-02-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 |X|  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT  OF  1934   FOR  THE   QUARTERLY  PERIOD  ENDED  DECEMBER  31, 1999.

 | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ______

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of January 31, 2000:

      Class A Common Stock    5,760,438
      Class B Common Stock      727,170

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No  X

                                    PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - December 31, 1999 and June 30, 1999.

          Condensed Consolidated Statements of Operations - Three months ended December 31, 1999 and December 31, 1998; Six months ended December 31, 1999 and December 31, 1998.

          Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 1999 and December 31, 1998.

          Notes to Condensed Consolidated Financial Statements - December 31, 1999.

Item 2.   Management's Discussion and Analysis of Plan of Operation

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits


Signatures

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements

                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                        Dec. 31         June 30
                                                          1999            1999
                                                      ___________      ________
                  ASSETS
Current assets:
  Cash & Cash Equivalents                               $  25,034     $ 381,170
  Accounts receivable, net of allowance for bad
    debts of $3,398,687 at Dec. 31, 1999,
    $3,647,848 at June 30,1999                          5,582,163     6,343,227
  Prepaid expenses                                        177,949       101,865
  Other receivables and advances                          234,924       334,155
  Deferred Income Tax Asset                               459,280       459,280
  Other Receivables, related party                         77,245        53,517
                                                        __________    _________
       Total current assets                             6,556,595     7,673,214
Accounts Receivable, noncurrent                           632,500       595,000
Other receivables, noncurrent, related party, net
  of allowance for doubtful accounts of $948,533 at
  Dec, 31, 1999 and $782,000 at June 30, 1999           2,987,338     2,908,113
Other Receivable                                          106,152       109,165
Property and equipment, net                             1,425,081     1,483,319
Deferred income taxes                                     154,700       154,700
Deferred financing costs, net of amortization of
  $73,395 at Dec. 31, 1999 and $64,041 at June 30,
  1999                                                     35,713        45,067
Goodwill, net of accumulated amortization of
  $169,760 at Dec. 31, 1999 and $116,900 at June 30,
  1999                                                  1,708,215     1,761,075
Other assets                                              629,859       297,781
                                                      ___________   ___________
     Total assets                                     $14,236,153   $15,027,434
                                                      ___________   ___________
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $1,812,022     $1,832,750
  Notes payable--related parties                         200,000        200,000
  Current maturities of long term debt                   795,170      1,286,318
  Revolving credit note                                1,047,867      1,669,830
  Current portion of obligations under capital
    leases                                               118,292         60,815
  Accrued payroll, payroll taxes and benefits            314,505        333,955
  Accrued expenses and other liabilities               1,357,556      1,459,290
  Net current liabilities of discontinued operations   2,641,537      2,641,537
                                                      ___________   ___________
     Total current liabilities                         8,286,949      9,484,495
                                                      ___________   ___________
Long-term debt                                         2,614,409      1,730,230
Obligations under capital leases                         159,193         51,657
Convertible debentures                                   500,000        500,000
                                                      ___________   ___________
  Total noncurrent liabilities                         3,273,602      2,281,887
                                                      ___________   ___________
  Total liabilities                                   11,560,551     11,766,382
                                                      ___________   ___________
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized, 781 and 813 shares
    issued and outstanding Dec. 1999 and
    June 1999 respectively.                                    8              8
  Class A common stock, $.01 par value; 20,000,000
    shares authorized, 5,749,642 and 5,612,930
    shares issued Dec. 99 and June 99 respectively        57,496         56,129
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 727,170 and 727,210 issued
    Dec. 99 and June 99 respectively, convertible
    into one share of Class A common stock                 7,272          7,272
  Additional paid-in capital                          16,074,670     15,967,176
  Treasury stock, 2,776 shares at cost                   (12,122)       (12,122)
  Accumulated Deficit                                (13,451,722)   (12,757,411)
                                                     ___________   ____________
  Total Stockholders' Equity                           2,675,602      3,261,052
                                                     ___________   ____________
      Total Liabilities and Stockholders' Equity     $14,236,153    $15,027,434
                                                     ___________   ____________

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended         Six Months Ended
                                    December 31               December 31
                                 1999          1998      1999            1998
                                        (as restated)             (as restated)
                                 ___________________     ______________________
Revenues:
   Patient Care, net           $4,106,185  $4,315,192   $8,057,683   $8,791,930
   Management Fees                227,831     197,389      493,235      396,842
   Other                          154,735     237,769      320,642      472,873
                                ______________________   ______________________
       Total revenue            4,488,751   4,750,350    8,871,560    9,661,645
                                ______________________   ______________________
Operating expenses:
   Patient care expenses        2,211,866   2,354,785    4,337,274    4,662,836
   Cost of management
     contracts                    105,860     130,847      217,766      259,012
   Provision for doubtful
     accounts                     630,036     788,130    1,068,388    1,144,320
   Website Expenses               213,785          --      347,840           --
   Administrative expenses      1,848,759   1,911,648    3,477,268    3,817,565
                                ______________________   ______________________
     Total operating expenses   5,010,306   5,185,410    9,448,536    9,883,733
                                ______________________   ______________________
Loss from operations             (521,555)   (435,060)    (576,976)    (222,088)
                                ______________________   ______________________
Interest income                   101,735     129,366      198,176      238,748
Other income                       36,065      34,578      126,061       38,920
Interest expense                 (194,410)   (460,122)    (385,278)    (772,434)
Facility Closing Costs                 --    (304,994)          --     (304,994)
HRH Relocation Expense                 --     (36,935)          --      (36,935)
                                ______________________   ______________________
   Total other income
      (expense)                   (56,610)   (638,107)     (61,041)    (836,695)
                                ______________________   ______________________
Loss before Provision for
  Taxes                          (578,165) (1,073,167)    (638,017)  (1,058,783)
Provision for Income Taxes             --          --          100          911
                                ______________________   ______________________
Loss from Operations            $(578,165)$(1,073,167)   $(638,117) $(1,059,694)
                                ______________________   ______________________

Dividends                         (43,733)    (15,265)     (56,196)     (29,809)
                                ______________________   ______________________
Loss applicable to common
  shareholders                  $(621,898)$(1,088,432)   $(694,313) $(1,089,503)

Basic and diluted (loss) per
  common share                     $(0.09)     $(0.19)      $(0.11)      $(0.19)

Basic and diluted weighted
  average number of shares
  outstanding                   6,380,958   5,896,659    6,359,254    5,778,239

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Six Months Ended
                                                          December 31
                                                       1999             1998
                                                                   (as restated)
                                                    ___________________________
Cash flows from operating activities:
  Net (loss)                                         $(638,117)    $(1,059,694)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                        163,444         161,421
  Compensatory stock options and stock and warrants
    issued for obligations                              67,797         143,738
  Changes in:
    Accounts Receivable                                722,855         519,722
    Prepaid expenses and other current assets          (76,084)       (179,597)
    Other assets                                      (332,078)        (14,760)
    Accounts payable                                   (20,728)        447,358
    Accrued expenses and other liabilities            (121,184)       (321,564)
                                                     __________     ___________
Net cash used in operating activities                 (234,095)       (303,376)
                                                     __________     ___________
Cash flows from investing activities:
    Acquisition of property and equipment              (53,313)       (123,227)
    Disposition of property, equipment and
     intangibles                                            --         341,929
                                                     __________     ___________
Net cash provided by (used in) investing activities    (53,313)        218,702
                                                     __________     ___________
Cash flows from financing activities:
    Revolving debt, net                               (621,963)        (56,871)
    Net debt activity                                  558,044         (35,509)
    Deferred financing costs                                --          (7,202)
    Preferred stock dividends paid                      (4,809)        (30,020)
    Convertible debt                                        --         500,000
                                                     __________     ___________
Net cash provided by (used in) financing activities    (68,728)        370,398
                                                     __________     ___________

NET INCREASE (DECREASE) IN CASH                       (356,136)        285,724
Beginning cash balance                                 381,170         227,077
ENDING CASH BALANCE                                     25,034         512,801
                                                     __________     ___________
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $400,278        $562,046
    Income taxes                                        35,500          51,195

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Conversion of Preferred Stock to Common Stock       $50,000         $40,000
   Issuance of Preferred Stock in lieu of cash
     for Dividends due                                 $18,000         $33,000
   Issuance of Common Stock in lieu of cash for
     Dividends due                                     $33,386              $0

                    See Notes to Consolidated Financial Statements

                          PHC, INC. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                              December 31, 1999

Note A - The Company

     PHC, Inc. (the "Company") is a national health care company specializing in the treatment of substance abuse, which includes alcohol and drug dependency and related disorders, and in the provision of psychiatric services. The Company currently operates two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem, Virginia, near Roanoke and eight psychiatric facilities: Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan; Harmony Healthcare, a provider of outpatient behavioral health services at two locations in Las Vegas, Nevada; Total Concept EAP, a provider of outpatient behavioral health services in Shawnee Mission, Kansas; and North Point-Pioneer, Inc. ("NPP") which operates four outpatient behavioral health centers under the name Pioneer Counseling Center in the greater Detroit metropolitan area. The Company also operates BSC-NY, Inc., which provides management and administrative services to psychotherapy and psychological practices in the greater New York City metropolitan area. Through its subsidiary, Behavioral Health Online, Inc., ("BHO"), the Company operates its web site, Behavioralhealthonline.com, which offers behavioral health education, training and products for the behavioral health professional.

     In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center, in Braintree, Massachusetts was closed in a state receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net assets and liabilities of this facility are shown as discontinued operations in the accompanying financial statements. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain. The recognition of any gain has been deferred until final resolution of all contingent liabilities.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The accompanying financial statements should be read in conjunction with the June 30, 1999 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 13, 1999 as amended on October 20, 1999 and November 29, 1999.

NOTE C - Restatement of December 31, 1998 financial information

     In December 1998 the Company issued $500,000 in convertible debentures together with 25,000 warrants and 105,000 warrants in lieu of cash for professional fees. In error the value of these warrants was not charged as an expense during the period. The Company has amended the December 31, 1998 financial information to reflect the Black-Scholes value of these warrants as additional expense of $69,357.

     During the December 31, 1998 quarter the Company issued shares to the former owners of BSC in a price guarantee agreement. The value of these shares was incorrectly recorded as acquisition price at the time of issuance. The Company has amended the December 31, 1998 financial information to expense approximately $92,000 in increased expenses related to this transaction.

     The Company also amended the December 31, 1998 financial information to reverse the recognition of part of the gain related to the liquidation of assets of Quality Care Centers of Massachusetts, Inc. having determined that it was more appropriate to defer recognition of any gain until final resolution of all contingent liabilities. The accompanying balance sheet includes approximately $2,600,000 in current liabilities and $530,000 in deferred expenses related to the closing of the Quality Care Centers of Massachusetts facility, Franvale. The deferred expenses are from various litigations brought against the subsidiary, which except for the Massachusetts litigation, have been settled and related legal costs. The Company anticipates that the final case pending, which was filed by the State of Massachusetts, will result in additional costs of less than the reserves available when all cases are settled. Based on existing facts and conditions we anticipate that the elimination of this liability will result in a non-cash gain and a substantial increase in net worth. (See "Part II, Item 1, Legal Proceedings" for details regarding the case filed by the State of Massachusetts)

Item 2.     Management's Discussion and Analysis or Plan of Operation

                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

     During the quarter ended December 31, 1999, we experienced a loss from operations of $578,165. Of this loss $217,225 is attributable to the start-up operations of Behavioralhealthonline.com and the additional $360,940 is due to the seasonal decline in census in our inpatient facilities. Seasonal decline is attributable to the number of holidays in the quarter ending in December and our patient's reluctance to be away from home during these holidays.

     Net patient care revenue decreased 4.8% to $4,106,185 for the three months ended December 31, 1999 from $4,315,192 for the three months ended December 31, 1998 and 8.4% to $8,057,683 for the six months ended December 31, 1999 from $8,791,930 for the six months ended December 31, 1998. This decrease in revenue is primarily due to the closing of the Virginia outpatient operations, the seasonal decline in census in our inpatient facilities as referred to above and a change in payor mix at our Utah facility. The trend of lower census has been reversed in the current quarter. Our census for the month of January 2000 is higher than the census for January 1999 and reflects an increase of approximately 45% over the census for December 1999. This higher census has continued into February and we expect will result in increased profitability.

     Patient care expenses decreased 6.1% to $2,211,866 for the three months ended December 31, 1999 from $2,354,785 for the three months ended December 31, 1998 and 7.0% to $4,337,274 for the six months ended December 31, 1999 from $4,662,836 for the six months ended December 31, 1998. This decrease in expenses is a result of the closing of the Virginia clinics, continued operational changes at all subsidiaries and expected decreases related to the decline in revenues. Administrative expenses decreased 3.3% to $1,848,759 for the three months ended December 31, 1999 from $1,911,648 for the three months ended December 31, 1998 and 8.9% to $3,477,268 for the six months ended December 31, 1999 from $3,817,565 for the six months ended December 31, 1998. Administrative expense decreases were primarily a result of the closing of the Virginia clinics. This current level of administrative expenses is expected to be the new normal level since the results of the streamlining of operations has been fully affected.

     Website expenses include all costs relevant to the development and the operations of the Behavioralhealthonline.com website. These expenses are expected to continue to increase while the site is in development stages. The site is not expected to produce revenues until the final quarter of fiscal 2000. We are currently pursuing equity financing for the site development.

     We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to receivables at approximately 35%. This amount is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid.

Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the six months ended December 31, 1999 by 10.4%, approximately $720,000. This is a result of increased collection activity and more aggressive bad debt write offs. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended December 31, 1999 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

                        NUMBER
         TRANSACTION     OF                    MATURITY
 DATE       TYPE        SHARES    PROCEEDS       DATE      TERMS     STATUS
_______________________________________________________________________________

 10/99 Warrants issued    37,500    0        07/05/2004  exercise   outstanding
       for investment                                    price
       banking services                                  $1.45
       including
       assisting in
       identifying
       potential equity
       investors for
       Behavioral Health
       Online, Inc.

 11/99 Revolving term      0      $979,000   11/30/2001  prime plus outstanding
       Note maximum              ($579,000               5% annual
       advance                    paid                   interest rate
       $1,000,000.                off                    plus 1%
       Secured by a               existing               annual
       Restated                   debtand                commitment
       Mortgage on the            $400,000               fee
       Michigan                   advanced
       property and               for
       Guarantees of              working
       the Parent                 capital)
       Company and its
       Chief Executive
       Officer.

     We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Although our existing operations are operating at a profit expenses incurred by our non-revenue producing start-up Company, Behavioral Health Online, Inc., cause negative cash flow from operations and create the need for additional financing. We are currently aggressively pursuing financing for our website operations to help relieve the strain on cash flow from our behavioral health facilities. If financing for our website operations does not become available in the near future or should our existing operations result in unanticipated losses, we may be required to borrow funds on less favorable terms then have been available in the past.

Year 2000 Compliance

     The required modifications to the Company's billing and receivable software were completed in a timely manner to preclude major problems with the change over to the eight-digit date on January 1, 2000. Some minor problems arose in the area of reporting, which were immediately corrected without any major delays in work progress.

     We did not experience any stoppage or delays in receipt of essential products nor were there any year 2000 equipment problems or utility service interruptions.

     In our efforts to protect against any adverse situations arising from the change over to the year 2000, the Company expended approximately $55,000.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

     As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims were asserted against the Company all of which have been resolved except the following:

     On or about September 14, 1998, the Company and its wholly owned subsidiary, Franvale, were each served with document subpoenas in connection with an on-going investigation of Franvale being conducted by the Massachusetts Medicaid Fraud Control Unit. The focus of the investigation appears to be the quality of patient care provided by Franvale during the period of early 1997 until the facility was placed into receivership in June 1998. The Company has cooperated fully with the investigation including the production of documents. Preliminary negotiations between the Company and the State are under way.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 23, 1999. In addition to the election of directors (with regards to which (I) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (II) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (III) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

Item 6.   Exhibits

10.69 Secured Term Loan for $1,000,000 by and between PHC of Michigan, Inc and Heller Finance, Inc., which includes Secured Term Note from Borrower; Restated Mortgage by and between Borrower and Lender; Guaranty of Term Loan by PHC, Inc.; Secured Guaranty of Term Loan by BSC-NY, Inc.; Guaranty of Term Loan by Bruce A. Shear and Letter Agreement. (Filed as exhibit to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2000. Commission file 0-22916).

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant


Date: February 14, 2000                   /s/ Bruce A. Shear
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer




Date: February 14, 2000                   /s/ Paula C. Wurts
                                              Paula C. Wurts
                                              Controller
                                              Assistant Treasurer

Exhibit Index       Description

27        Financial Data Schedule

10.69 Secured Term Loan for $1,000,000 by and between PHC of Michigan, Inc and Heller Finance, Inc. which includes Secured Term Note from Borrower; Restated Mortgage by and between Borrower and Lender; Guaranty of Term Loan by PHC, Inc.; Secured Guaranty of Term Loan by BSC-NY, Inc.; Guaranty of Term Loan by Bruce A. Shear and Letter Agreement. (Filed as exhibit to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2000. Commission file 0-22916).

Exhibit 10.69

Heller Financial, Inc.
2 Wisconsin Circle, Fourth Floor
Chevy Chase, Maryland 20815
301,961.1640

HELLER FINANCIAL

                                                          November _____, 1999



PHC, Inc.
200 Lake Street
Suite 102
Peabody, Massachusetts 01960
Attention:      Bruce A. Shear, President

                RE: FINANCING ARRANGEMENTS BETWEEN PHC, INC. AND
                         HELLER HEALTHCARE FINANCE, INC.

Dear Mr. Shear:

     Heller Healthcare Finance, Inc. ("LENDER") is currently a party to several financing arrangements with PHC, Inc. ("PHC") and its affiliates, PHC of Michigan, Inc. ("PHCM"), PHC of Rhode Island, Inc., PHC of Utah, Inc., PHC of Virginia, Inc. and Pioneer Counseling of Virginia, Inc. (collectively with PHCM, "PHC BORROWERS"):

        o Revolving Credit Loan in the aggregate principal amount of $4,000,000, made pursuant to a Loan and Security Agreement made by and among PHC Borrowers and Lender, dated as of February 20, 1998 (the "PHC LOAN AGREEMENT")

        o Secured Term Loan in the original aggregate principal amount of $1,100,000 made pursuant to a Secured Term Note made by PHCM in favor of Lender's predecessor-in-interest, dated as of March 12, 1997 (the "MARCH TERM NOTE")

        o Secured Term Loan in the original aggregate principal amount of $500,000 made pursuant to a Secured Term Note made by PHCM in favor of Lender's predecessor-in-interest, dated as of December 9, 1997 (the "DECEMBER TERM NOTE")

     Lender currently expects to make an additional Secured Term Loan to PHCM in the original aggregate principal amount of $1,000,000 (the "NEW TERM LOAN") pursuant to a Secured Term Note to be made by PHCM in favor of Lender and dated as of even date with this Letter Agreement (the "NEW TERM NOTE").



H:\WP\LEGAL\CLIENTSPHCMICH\Nov99\LetterAgreement.wpd

PHC, Inc.
November ____, 1999
Page 2


It is a condition, among others, to Lender's making the New Term Loan and accepting the New Term Note that each of PHC, PHCM and the other PHC Borrowers agree that

     1. An Event of Default under the New Term Note, the related Restated Mortgage or any other document related to the New Term Note or the New Term Loan shall be an Event of Default under each of the PHC Loan Agreement, the March Term Note and the December Term Note.

     2. Each of the PHC Loan Agreement, the March Term Note and the December Term Note shall be deemed to be amended by this Letter Agreement to reflect the provisions of paragraph 1 above.

     3. This Letter Agreement shall be deemed to be a Loan Document under each of the PHC Loan Agreement, the March Term Note, the December Term Note and the New Term Note.

     If the foregoing is acceptable, please sign this Letter Agreement where indicated and return it to the undersigned.

                                                 Very truly yours,

                                                 HELLER HEALTHCARE FINANCE, INC.


                                                 By:  __________________________
                                                      Name:
                                                      Title:

THE FOREGOING IS AGREED AS OF THIS ________ DAY OF NOVEMBER, 1999:

                                                 PHC, INC.


                                                 By:  /s/  Bruce A. Shear
                                                           President



                              [SIGNATURES CONTINUE]


H:\WP\LEGAL\CLIENTSPHCMICH\Nov99\LetterAgreement.wpd

PHC, Inc.
November  ____, 1999
Page 3


                                                 PHC OF MICHIGAN, INC.

                                                 By:  /s/  Bruce A. Shear
                                                           President

                                                 PHC OF RHODE ISLAND, INC.

                                                 By:  /s/  Bruce A. Shear
                                                           President

                                                 PHC OF UTAH, INC.

                                                 By:  /s/  Bruce A. Shear
                                                           President

                                                 PHC OF VIRGINIA, INC.

                                                 By:  /s/  Bruce A. Shear
                                                           President

                                                 PIONEER COUNSELING OF
                                                  VIRGINIA, INC.

                                                 By:  /s/  Bruce A. Shear
                                                           President
H:\WP\LEGAL\CLIENTSPHCMICH\Nov99\LetterAgreement.wpd

                                RESTATED MORTGAGE
                                  $2,100,000.00



                  MORTGAGOR:        PHC OF MICHIGAN, INC.

                  MORTGAGEE:        HELLER HEALTHCARE FINANCE, INC.



                             November _______, 1999




                                    Prepared by and after recording, return to:
                                    Stephen L. Burlingame, Esq.
                                    Fraser Trebilcock Davis & Foster, P.C.
                                    1000 Michigan National Tower
                                    Lansing, MI 48933

                                RESTATED MORTGAGE

     THIS INSTRUMENT ("MORTGAGE") WITNESSES: That PHC OF MICHIGAN, INC., a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01 960, as "MORTGAGOR", and HELLER HEALTHCARE FINANCE, INC., a Delaware corporation having its principal office at 2 Wisconsin Circle, 4th Floor, Chevy Chase, Maryland 20815, as "MORTGAGEE".

                                    RECITALS

A. This Mortgage amends and restates in its entirety that certain Mortgage made by Mortgagor in favor of HealthCare Financial Partners-Funding 11, L.P. as the original mortgagee ("ORIGINAL MORTGAGEE"), which was recorded in the official records of the Macomb County, Michigan registrar of deeds at Liber 07442 Page 175 on May 5, 1997 (the "ORIGINAL MORTGAGE"). The Original Mortgage secures the obligations of Mortgagor under that certain Secured Term Note in the original principal amount of One Million One Hundred Thousand and No/100 Dollars ($1,100,000) made by Mortgagor in favor of Original Mortgagee and dated March 12, 1997 (the "MARCH TERM NOTE"). The March Term Note is still outstanding.

B. On September 22, 1997, Original Mortgagee assigned the Original Mortgage to HCFP Funding 11, Inc., the successor-in-interest to Original Mortgagee ("SUCCESSOR"), which assignment is evidenced by an Assignment of Mortgage dated as of September 22, 1997 (the "ASSIGNMENT"), and which Assignment has been submitted for recording in the official records of the Macomb County, Michigan registrar of deeds, and assigned the March Term Note to Successor, which assignment is evidenced by an Allonge to Note dated as of September 22, 1997.

C. On July 31, 1999, Successor assigned the Original Mortgage to Mortgagee, which assignment is evidenced by an Assignment of Mortgage dated as of November ____, 1999 (the "SECOND ASSIGNMENT"), and which Second Assignment has been submitted for recording in the official records of the Macomb County, Michigan registrar of deeds, and assigned the March Term Note to Mortgagee, which assignment is evidenced by an Allonge to Note dated as of July 31, 1999. Mortgagee is the current holder of the March Term Note.

D. Mortgagor is executing a Secured Term Note in favor of Mortgagee dated as of even date with this Mortgage in an original principal amount of One Million and No/100 Dollars ($ 1,000,000.00) (the "NOVEMBER TERM NOTE" and collectively with the March Term Note, the "TERM NOTES"). Mortgagee requires that the obligations of Mortgagor under the November Term Note be secured by the premises (as defined below) and Mortgagor has agreed to execute this Mortgage to evidence Mortgagee's security interest.


H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

     NOW, THEREFORE, for value received, Mortgagor mortgages and warrants to Mortgagee the property situated in the City of New Baltimore, County of Macomb, and State of Michigan, with a street address of 35031 23 Mile Road, New Baltimore, Michigan 48047, and legally described as shown on the attached EXHIBIT "A"; together with the easements, rights-of-way, licenses, privileges, hereditaments, and appurtenances belonging to the property, and all the rents, issues, leases, and profits, the interest of Mortgagor in the property, either at law or in equity, all buildings, structures, and improvements, and all fixtures located in, on, or affixed to the property, and used or usable in connection with the operation of the property (all of the above-stated property are collectively referred to in this Mortgage as the "premises").

     This Mortgage is given to secure the following:

(a)  payment of the indebtedness evidenced by the March Term Note;

(b)  payment of the indebtedness evidenced by the November Term Note;

(c) payment by Mortgagor to Mortgagee of all sums expended or advanced by Mortgagee pursuant to any term or provision of this Mortgage;

(d) performance of the covenants, conditions, and agreements contained in this Mortgage and in the Term Notes and in any other documents securing the indebtedness shown above;

(e) all other indebtedness and obligations of Mortgagor currently or subsequently owing to Mortgagee, including but not limited to all future advances under this Mortgage or on the Ten-n Notes, loan agreements, security agreements, pledge agreements, assignments, mortgages, leases, guarantees, and any other agreements, instruments, or documents previously or subsequently signed by Mortgagor, whether the indebtedness or obligations are direct or indirect, absolute or contingent, primary or secondary, or related or unrelated to the premises or the transaction of which this Mortgage is a part, and any and all partial or full extensions or renewals of this indebtedness or other indebtedness and obligations (all of the foregoing are collectively referred to as the "INDEBTEDNESS").

     Mortgagor warrants, covenants, and agrees that:

1. TITLE. Mortgagor is seized of the premises, in fee simple. Mortgagor had the right and power to mortgage and warrant the premises as set forth in this Mortgage. The premises are free from all liens and encumbrances except easements and restrictions of record disclosed in Title Commitment No. __________ dated _____________ relating to the premises. Mortgagor will defend the premises against all claims and demands.


H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

2. PAYMENT OF INDEBTEDNESS. Mortgagor will pay all indebtedness when due, including the principal and interest, as provided in the Term Notes.

3. TAXES AND ASSESSMENTS. Until the indebtedness is fully satisfied, Mortgagor will pay all taxes, assessments, and other similar charges and encumbrances levied on the premises before they become delinquent, and will promptly deliver to Mortgagee, without demand, receipts showing the payment.

4. TAX AND INSURANCE ESCROW. On request, at the option of Mortgagee, Mortgagor will pay to Mortgagee monthly, in addition to each monthly payment required by this Mortgage or under the Term Notes, a sum equivalent to one-twelfth of the amount estimated by Mortgagee to be sufficient to enable Mortgagee to pay, at least 30 days before they become due, all taxes, assessments, and other similar charges levied against the premises, and all insurance premiums on any policy or policies of insurance required by this Mortgage. The additional payments may be commingled with the general funds of Mortgagee, and no interest shall be payable on those payments. On demand by Mortgagee, Mortgagor will deliver and pay over to Mortgagee any additional sums necessary to make up any deficiency in the amount necessary to enable Mortgagee to fully pay when due any of the preceding items. In the event of any default by Mortgagor in performing any of the terms of this Mortgage, Mortgagee may apply against the indebtedness, in the manner that Mortgagee may determine, any funds of Mortgagor then held by Mortgagee under this paragraph.

5. CHANGE OF LAW. If, after the date of this Mortgage, any statute or ordinance is passed that changes in any way the laws now in force for the taxation of mortgages or mortgaged debts or the manner in which those taxes are collected, so as to affect this Mortgage or the interest of Mortgagee, the whole of the principal sum secured by this Mortgage, with all interest and charges, if any, at the option of Mortgagee, shall become due and payable.

6. INSURANCE. Mortgagor will procure, deliver to, and maintain for the benefit of Mortgagee during the term of this Mortgage:

     (a) a policy of hazard insurance, providing an all-risk extended coverage endorsement, in an amount equal to the highest replacement value of the premises;

     (b) a policy of comprehensive public liability insurance insuring against bodily injury, with a coverage limit of at least $2,000,000, and against property damage, with a coverage limit of at least $2,000,000, from any accident or occurrence with respect to the premises.

     All policies of insurance required by this paragraph shall be in a form, with companies, and in amounts acceptable to Mortgagee, and shall contain a mortgagee endorsement clause acceptable to Mortgagee, with loss payable to Mortgagee. Mortgagor will pay when due the premiums on any policy of insurance required by Mortgagee, and will deliver to Mortgagee renewals of all policies at least 10 days before their expiration date(s). Duplicates of all policies shall be delivered to Mortgagee.

H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

     In the event of any loss or damage to the premises, Mortgagor will give immediate written notice to Mortgagee, and Mortgagee may then make proof of the loss or damage, if it is not promptly made by Mortgagor. All proceeds of insurance shall be payable to Mortgagee, and any affected insurance company is authorized and directed to make payment directly to Mortgagee. Mortgagee is authorized to settle, adjust, or compromise any claims for loss, damage, or destruction under any policy of insurance.

7. MAINTENANCE AND REPAIR. Mortgagor will not cause or permit the commission of waste on the premises and will keep the premises in good condition and repair. No building or other improvement on the premises shall be removed, demolished, or materially altered without the prior written consent of Mortgagee. Mortgagor will comply with all laws, ordinances, regulations, and orders of all public authorities having jurisdiction over the premises. If the premises, in the sole judgment of Mortgagee, require inspection or repair, Mortgagee may enter upon the premises and inspect and/or repair the premises as Mortgagee may deem advisable, and may take other action as Mortgagee may deem appropriate to preserve the premises. Mortgagor will pay when due all charges for utilities or services contracted for by Mortgagor.

8. ENVIRONMENTAL MATTERS. No use, exposure, release, generation, manufacture, storage, treatment, transportation or disposal of Hazardous Material (as defined) has occurred or is occurring on or from the property. All Hazardous Material used, treated, stored, transported to or from, generated or handled on the property has been disposed of on or off the property by or on behalf of Borrower in a lawful manner. There are no underground storage tanks present on or under the property. No other environmental, public health or safety hazards exist with respect to the property. "Hazardous Material" means any substances defined or designated as hazardous or toxic waste, hazardous or toxic material, hazardous or toxic substance, or similar term, by any environmental statute, rule or regulation or any federal, state or local governmental authority.

9. WASTE. The failure of Mortgagor to meet its maintenance obligations or to pay any taxes assessed against the premises or any insurance premium on policies covering any property located on the premises shall constitute waste as provided by MCLA 600.2927, MSA 27A.2927, and shall entitle Mortgagee to appoint a receiver of the property for the purpose of preventing the waste. The receiver may collect the rents and income from the premises.

H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

10. CONDEMNATION. If the premises, or any part, are taken under the power of eminent domain, the entire award, to the full extent of the indebtedness, shall be paid to Mortgagee. Mortgagee is empowered in the name of Mortgagor to receive and give acquittance for any award, whether it is joint or several. However, Mortgagee shall not be held responsible for failing to collect any award.

11. MORTGAGEE EXPENSES. If Mortgagor fails to meet any of its obligations under this mortgage, Mortgagee shall have the right, but not the obligation, to perform in the place of Mortgagor. If Mortgagee incurs or expends any sums, including reasonable attorney fees, whether or not in connection with any action or proceeding, to (a) sustain the lien of this Mortgage or its priority, (b) protect or enforce any of Mortgagee's rights, (c) recover any part of the indebtedness, (d) meet an obligation of Mortgagor under this mortgage, or (e) collect insurance or condemnation proceeds, then those sums shall become immediately due and payable by Mortgagor with interest at the default rate set forth in the Term Notes from the date of Mortgagee's payment until paid by Mortgagor. The sums expended in this manner by Mortgagee shall be secured by this Mortgage and be a lien on the premises prior to any right, title, or interest on the premises attaching or accruing subsequent to the lien of this Mortgage.

12. ASSIGNMENT OF CONTRACTS AND LICENSES. Mortgagor assigns to Mortgagee, as further security for payment of the indebtedness, Mortgagor's interest in all agreements, contracts (including any contracts for the lease or sale of the premises), licenses, and permits affecting the premises. The assignment shall not be construed as a consent by Mortgagee to any agreement, contract, license or permit so assigned, or to impose any obligations on Mortgagee. Mortgagor shall not cancel, amend, permit, or cause a default or termination of any of the agreements, contracts, licenses, and permits used in conjunction with the operation of the premises without the written approval of Mortgagee.

13. ASSIGNMENT OF RENTS AND LEASES. As additional security for the payment of the indebtedness, Mortgagor assigns and transfers to Mortgagee, pursuant to 1953 PA 210, as amended by 1966 PA IS I (MCLA 554.231 et seq., MSA 26.1137(l) et seq.), all the rents, profits, and income under all leases, occupancy agreements, or arrangements upon or affecting the premises (including any extensions or amendments) now in existence or coming into existence during the period this Mortgage is in effect. This assignment shall run with the land and be good and valid as against Mortgagor and those claiming under or through Mortgagor. This assignment shall continue to be operative during foreclosure or any other proceedings to enforce this Mortgage. If a foreclosure sale results in a deficiency, this assignment shall stand as security during the redemption period for the payment of the deficiency. This assignment is given only as collateral security and shall not be construed as obligating Mortgagee to perform any of the covenants or undertakings required to be performed by Mortgagor in any leases.


  H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

          In the event of default in any of the terms or covenants of this Mortgage, Mortgagee shall be entitled to all of the rights and benefits of MCLA 554.231B.233, MSA 26.1137(1)B(3) and 1966 PA 151, and Mortgagee shall be entitled to collect the rents and income from the premises, to rent or lease the premises on the terms that it may deem best, and to maintain proceedings to recover rents or possession of the premises from any tenant or trespasser.

          Mortgagee shall be entitled to enter the premises for the purpose of delivering notices or other communications to the tenants and occupants. Mortgagee shall have no liability to Mortgagor as a result of those acts. Mortgagee may deliver all of the notices and communications by ordinary first-class U.S. mail.

          If Mortgagor obstructs Mortgagee in its efforts to collect the rents and income from the premises or unreasonably refuses or neglects to assist Mortgagee in collecting the rent and income, Mortgagee shall be entitled to appoint a receiver for the premises and the income, rents, and profits, with powers that the court making the appointment may confer.

          Mortgagor shall at no time collect advance rent in excess of one month under any lease pertaining to the premises, and Mortgagee shall not be bound by any rent prepayment made or received in violation of this paragraph. Mortgagee shall not have any obligation to collect rent or to enforce any other obligations of any tenant or occupant of the premises to Mortgagor. No action taken by Mortgagee under this paragraph shall cause Mortgagee to become a "mortgagee in possession."

14. PERFORMANCE OF LEASES. Mortgagor shall observe and perform all obligations contained in any lease affecting the premises. Mortgagor shall not default in performing any of the obligations imposed on Mortgagor by any lease; such a default gives the lessee the right to terminate or cancel the lease or offset against rentals. Upon request, Mortgagor shall furnish to Mortgagee a statement, in any reasonable detail that Mortgagee may request, of all leases relating to the premises and executed counterparts of any and all leases.

15. RECORDS. With respect to the premises and its operations, Mortgagor shall keep proper books in accordance with generally accepted accounting principles consistently applied. Mortgagee shall have the right to examine the books at reasonable times as Mortgagee may elect. Upon request, Mortgagor shall furnish to Mortgagee within sixty (60) days after the end of each calendar year, a financial statement of Mortgagor for the calendar year, in reasonable detail and stating in comparative form the figures as of the end of the previous calendar year, including statements of income and expense relating to operations of the premises, certified by an independent certified public accountant acceptable to Mortgagee. In addition, Mortgagor shall furnish to Mortgagee, in a form acceptable to
     Mortgagee, interim financial statements that Mortgagee may request, certified by Mortgagor.


H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

16. WAIVER. If Mortgagee (a) grants any extension of time with respect to the payment of any part of the indebtedness, (b) takes other or additional security for the payment of the indebtedness, (c) waives or fails to exercise any right granted by this Mortgage or the Term Notes, (d) grants any release on any part of the security held for the payment of the indebtedness, or (e) amends any of the terms and provisions of this Mortgage or the Term Notes, that act or omission shall not release Mortgagor under any covenant of this Mortgage or the Term Notes, nor preclude Mortgagee from exercising any right or power granted, nor impair the lien or priority of this Mortgage.

17. USE OF PREMISES. Mortgagor shall not make, or permit, without the prior written consent of Mortgagee, (a) any use of the premises for any purpose other than that for which they are now used; (b) any alterations of the buildings, improvements, and fixtures located on the premises; (c) any purchase, lease of, or agreement for any fixtures to be placed on the premises under which title is reserved in the vendor. Mortgagor shall execute and deliver documents that may be requested by Mortgagee to confirm the lien of this Mortgage on any fixtures, machinery, and equipment.

18. EVENTS OF DEFAULT. The occurrences listed below shall be deemed events of default and shall entitle Mortgagee, at its option and without notice except as required by law, to exercise any one or any combination of remedies under this Mortgage or permitted by law:

     (a) the failure by Mortgagor to (i) make any payment when due under the Term Notes, or (ii) to perform any of the other terms, covenants, or conditions of this Mortgage within a period of ten (10) days after written notice from Mortgagee of Mortgagor's failure to perform an obligation;

     (b) the institution of foreclosure or other proceedings to enforce any junior lien or encumbrance on the premises;

     (c) the appointment of a court of a receiver or trustee of Mortgagor or for any property of Mortgagor;

     (d) a decree by a court adjudicating Mortgagor a bankrupt or insolvent, or for the sequestration of any of Mortgagor's property;

     (e) the filing of a petition in bankruptcy by or against Mortgagor under the federal Bankruptcy Code or any similar statute that is in effect.

     (f) by Mortgagor for the benefit of creditors or a written admission by Mortgagor of the inability to pay debts generally as they become due;


H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

     (g) the failure to comply with all of the terms and covenants of any leases or other agreements, documents, or restrictions that now encumber, affect, or pertain to the premises,

     (h) Mortgagor, without the written consent of Mortgagee, sells, conveys, or transfers the premises, any interest in the premises, or any rents or profits from the premises, or causes or allows any mortgage, lien, or other encumbrance, or any writ of attachment, garnishment, execution, or other legal process to be placed on the premises, or any part of the premises is transferred by operation of law;

     (i) all or any part of the premises is damaged or destroyed by fire or other casualty, regardless of insurance coverage, or is taken by power of eminent domain.

19. DEFAULT REMEDIES. Upon the occurrence of any event of default of this mortgage, Mortgagee shall have the option, in addition to and not in lieu of all other rights and remedies provided by law, to do any or all of the following:

     (a) Without notice, except as expressly required by law, to declare the principal sum secured by the Mortgage, together with all interest and all other sums secured by this mortgage, to be immediately due and payable; to demand any installment payment due under the Term Notes; and to institute any proceedings that Mortgagee deems necessary to collect and otherwise to enforce the indebtedness and obligations secured by this Mortgage and to protect the lien of this Mortgage.

     (b) Commence foreclosure proceedings against the premises pursuant to applicable laws. Mortgagee's commencement of a foreclosure shall be deemed an exercise by Mortgagee of its option to accelerate the due date of all sums secured by this Mortgage. Mortgagor grants to Mortgagee, in the event of the occurrence of an event of default, the power to sell the premises at public auction by advertisement, without notice or hearing, except as required by Michigan statutes.

     (c) To enter into peaceful possession of the premises and/or to receive the rent, income, and profits, and to apply those in accordance with paragraph 13.

          Mortgagor  acknowledges  having been advised that  Mortgagee  believes that the value of the security covered by this Mortgage is inextricably intertwined with the effectiveness of the management, maintenance, and general operation of the premises, and that Mortgagee would not make the loan secured by this Mortgage unless it could be assured that it would have the right to take possession of the premises in order to manage, control management, and enjoy the income, rents, and profits, immediately upon default by Mortgagor, notwithstanding that foreclosure proceedings may not have been instituted, or are pending, or that the redemption period may not have expired. Accordingly, Mortgagor knowingly and voluntarily waives all right to possession of the premises from and after the date of default, upon demand for possession by Mortgagee.


H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

20. SALE OF PREMISES AS A WHOLE OR IN PARCELS. Upon any foreclosure sale of the premises, the premises may be sold either as a whole or in parcels, as Mortgagee may elect, and if in parcels, to be divided as Mortgagee may elect, or, at the election of Mortgagee, the premises may be offered first in parcels and then as a whole, with the offer producing the highest price for the entire property to prevail.

21. ASSIGNMENT. Mortgagor shall not make a conveyance of any interest in the premises. A "conveyance" of Mortgagor's interest in the premises shall include without limitation any voluntary or involuntary disposition or dilution of legal or beneficial title to the premises by any means. If ownership of the premises, or any part, becomes vested in a person other than Mortgagor (with or without Mortgagee's consent), Mortgagee may, without notice to Mortgagor, deal with the successors in interest with reference to this Mortgage or the Term Notes without in any way releasing or otherwise affecting Mortgagor's liability under the Term Notes and Mortgage.

22. APPLICATION OF PROCEEDS. In the event of the payment to Mortgagee, pursuant to this mortgage, of any rents or profits, or proceeds of any insurance or condemnation award, or proceeds from the sale of the premises upon foreclosure, Mortgagee shall have the right to apply the rents, profits, or proceeds, in amounts and proportions that Mortgagee shall, in its sole discretion, determine, against the cost and expenses incurred by Mortgagee in exercising its rights under this mortgage, payment of the interest and principal due under the Term Notes, payment of any other portion of the indebtedness, and payment of expenses incurred in preserving the premises. Application by Mortgagee of any proceeds toward the last maturing installments of principal and interest to become due under the Term Notes shall not excuse Mortgagor from making the regularly scheduled payments due under the Term Notes and this mortgage, nor shall the application reduce the amount of the payments. In the event of the payment of proceeds as a result of an insurance or condemnation award, Mortgagee shall have the right, but not the obligation, to require all or part of the proceeds of any insurance or condemnation award to be used to restore any part of the premises damaged or taken by reason of the occurrence which gave rise to the payment of the proceeds.

                    CAUTION:         PARAGRAPH 23 CONTAINS A WAIVER OF
                                      IMPORTANT LEGAL RIGHTS

23. WAIVER OF RIGHTS. This Mortgage contains a power of sale which permits Mortgagee to cause the premises to be sold in the event of a default. Mortgagee may elect to cause the premises to be sold by advertisement rather than pursuant to court action, and Mortgagor voluntarily and knowingly waives any right Mortgagor may have by virtue of any applicable constitutional provision or statute to any notice or court hearing prior to the exercise of the power of sale, except as may be expressly required by the Michigan statute governing foreclosures by advertisement. In addition, Mortgagor knowingly and voluntarily waives any right Mortgagor may have to remain in possession of the premises or to collect any rents or income therefrom during the pendency of any foreclosure proceedings and during any applicable redemption period. Also, paragraphs 18 and 21 above entitle Mortgagee to require immediate payment of the balance of the indebtedness in full if the premises are sold or otherwise transferred. By execution of this mortgage, Mortgagor represents and acknowledges that the meaning and consequences of these paragraphs have been discussed as fully as desired by Mortgagor with Mortgagor's legal counsel.


  H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

24. ENVIRONMENTAL MATTERS. Mortgagor agrees to indemnify Mortgagee against, and hold it harmless from, all obligations and liabilities relating to the premises arising out of claims made or suits brought for investigation, study, remedial work, monitoring, or other costs and expenses arising from or associated with response to any environmental matters, including but not limited to any (a) water pollution, air pollution, noise, odor, spills, leaks, or inadvertent discharges, emissions, or releases, or the generation, transportation, storage, treatment, or disposal of solid waste, including hazardous waste, hazardous substances, pollutants and contaminants; (b) injury, sickness, disease, or death of any person; or (c) damage to any property, regardless of whether the cause of the injury or damage occurred before or after the date of this Mortgage. Mortgagor further agrees that Mortgagee shall have no liability for any environmental contamination associated with Mortgagor's business or the premises, and that any involvement of Mortgagee with Mortgagor's business to protect its security interest in the premises shall not constitute Mortgagor as an "owner or operator" of Mortgagor's business for purposes of determining environmental liability. In any event, if Mortgagee becomes obligated, by judicial or administrative judgment or settlement of a claim, to pay any amounts for response to any environmental contamination associated or connected with Mortgagor's business or the premises, any payment by Mortgagee shall be deemed additional indebtedness secured by the lien of this mortgage, shall be immediately due and payable to Mortgagee, and shall bear interest until paid at the default interest rate specified in the Term Notes.

25. COVENANTS RUN WITH LAND. All of the ten-ns and covenants of this Mortgage shall run with the land and shall be binding on and inure to the benefit of the respective legal representatives and successors of the parties.

26. RELEASE OF MORTGAGE. If Mortgagor pays to Mortgagee the money required by the Term Notes, in the manner and at the times provided in the Term Notes, and all other sums of the indebtedness payable by Mortgagor to Mortgagee, and keeps and performs the terms, covenants, and agreements of Mortgagor with Mortgagee, then this Mortgage shall be satisfied, and Mortgagee shall release the Mortgage.


H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

27. NOTICE. All notices, demands, and requests required or permitted to be given to Mortgagor or by law shall be deemed delivered when deposited in the United States mail, with postage prepaid, addressed to Mortgagor or Mortgagee at their last known addresses.

28. SEVERABILITY. If any provision of this Mortgage is in conflict with any statute or rule of law of the State of Michigan or is otherwise unenforceable for any reason, then that provision shall be deemed null and void to the extent of the conflict or unenforceability, but shall be deemed separable from and shall not invalidate any other provision of this Mortgage.

29. VENUE AND JURISDICTION. All provisions of this Mortgage shall be governed by and construed in accordance with the laws of the State of Michigan. Venue shall be in Macomb County, Michigan for any action brought with regard to this Mortgage. Mortgagor consents to personal jurisdiction over it by any Michigan courts to the extent that personal jurisdiction may be necessary to enforce any of the provisions of this Mortgage.


                               [SIGNATURES FOLLOW]

H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

         Signed on the date set forth above.

                                                    MORTGAGOR:

WITNESSES:                                          PHC OF MICHIGAN, INC.,
                                                    a Massachusetts corporation

/s/  T. Bates                                       By:  /s/  Bruce A. Shear
                                                              President


______________________________
Name:


                                 ACKNOWLEDGMENT


STATE OF MASSACHUSETTS  }
COUNTY OF ESSEX         }


     The foregoing instrument was acknowledged before me on November 22, 1999, by Bruce A. Shear, the President of PHC of Michigan, Inc., a Massachusetts corporation, on behalf of the corporation.



/s/  Paula C. Wurts
      Notary Public Essex County

My commission expires
November 29, 2002



H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

                                   EXHIBIT "A"
                                LEGAL DESCRIPTION



H:\WP\LEGAL\CLIENTS\PHCMICH\Nov99\RestatedMortgage1.wpd

                             SECURED TERM NOTE

$1,000,000.00
NOVEMBER _______, 1999


         FOR VALUE RECEIVED, and intendig to be legally bound, the undersigned, PHC OF MICHIGAN, INC., a Massachusetts corporation ("BORROWER"), promises to pay, in lawful money of the United States, to the order of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation, its successors and assigns ("LENDER"), the principal sum of ONE MILLION AND 00/100 DOLLARS ($1,000,000.00) (the "PRINCIPAL SUM") together with interest, costs of collection and other fees as further set forth in this Secured Term Note (the "NOTE"), to be paid in accordance with the terms set forth below (the "LOAN"). The Principal Sum may be advanced and re-advanced from time to time on or after the date of this Note in periodic advances (each, an "ADVANCE ") so long as the total amount of outstanding Advances does not exceed the Available Funding (as defined in Section I (c) below).

     1.   PRINCIPAL AND INTEREST.

          a. Beginning November 30, 2000, and on the last day of each month thereafter through and including September 30, 2001, Borrower promises to pay to Lender the Principal Sum by making a monthly installment payment equal to the amount necessary to ensure that the outstanding Principal Sum does not exceed the Available Funding, and by making a final balloon payment of all outstanding unpaid Principal Sum, interest, fees and charges on October 31, 2001 (the "MATURITY DATE"). Borrower may make additional payments of principal from time to time during the term, which payments, subject to subsection (c) below, will pen-nit additional advances to be made under this Note. The term of this Note shall not be further extended unless the term of the Loan and Security Agreement dated as of February 20, 1998 by and among Borrower, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Lender, pursuant to which Borrower and Lender have entered into a revolving credit arrangement in a principal amount not to exceed $4,000,000.00 (as the agreement has been or may be amended, modified or restated from time to time, the ("LOAN AGREEMENT"), is further extended to the same date.

          b. In addition to repayment of the Principal Sum, Borrower promises to pay to Lender interest on the Principal Sum on a monthly basis from the date of this Note until the Maturity Date. Interest shall be at a fluctuating rate per annum compounded daily (on the basis of the actual number of days elapsed over a year of 360 days) equal to the Prime Rate plus five percent (Prime plus 5.0%) (the "BASE RATE"), provided that after an Event of Default such rate shall be equal to the Base Rate plus five percent (5%) (the "DEFAULT INTEREST RATE"). For purposes of the foregoing, the term "PRIME RATE" means that rate of interest designated as such by Citibank, N.A. (the "BANK "), or any successor to the Bank, as the rate may from time to time fluctuate. If the Bank ceases to designate such a base lending rate, Lender shall reasonably select an alternate, nationally recognized commercial bank as the designator



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd
     such interest rate. Accrued interest shall be payable monthly in arrears on the last Business Day (as defined below) of each month from the date of this Note through and including the Maturity Date. After maturity, and until the entire Principal Sum plus any other amount due and unpaid shall be paid in full, without limiting any of Lender's other rights and remedies, all outstanding amounts of the Principal Sum shall bear interest, payable on demand, at the Default Interest Rate, but in no event shall the interest payable exceed the maximum lawful rate.

          c. The maximum amount available for Advances of the Principal Sum (the "AVAILABLE FUNDING") shall be equal to the Principal Sum through November 30, 2000, and shall then be reduced by Ten Thousand and No/100 Dollars ($10,000.00) on the first Business Day of each month beginning on December 1, 2000 and continuing through the Maturity Date.

          d. Repayment of Borrower's obligations under this Note is secured by, among other things, the Collateral defined and described in Section 7 of this Note.

     2. FEES.

          a. In consideration for the extension of credit by Lender as evidenced by this Note, Borrower shall pay to Lender a Commitment Fee in the amount of Ten Thousand and No/100 Dollars ($10,000.00), which Commitment Fee shall be paid to Lender through a deduction from the Initial Advance (as defined in Section 4(a) below).

          b. Borrower acknowledges and agrees that the financing provided by Lender pursuant to this Note is essential to Borrower in continuing to finance its operations. Accordingly, in consideration thereof and as a material inducement to Lender to make the original advance under the Loan and to continue making advances under the Loan, Borrower shall pay to Lender an annual financing fee (the "FINANCING FEE") equal to Ten Thousand and No/ I 00 Dollars ($10,000.00). The Financing Fee shall be due and payable on November 1 of each year during the term of this Note.

     3. ADDITIONAL PAYMENTS. Borrower further promises to pay to Lender, immediately upon demand any and all other sums and charges that may at the time become due and payable under this Note, and all reasonable costs and disbursements in connection with the preparation of this Note, and in the collection of any payments due under this Note and in any action, suit or proceeding to protect, sustain or enforce the rights and remedies of Lender under this Note.

     4. CONDITIONS TO BORROWING. PREPAYMENT.

          a. Subject to the terms and conditions of this Note, Lender shall make available to Borrower the initial advance of the Principal Sum (the "INITIAL ADVANCE") in immediately available funds not later than 12:00 Noon (Maryland time) on the Business Day on which the following conditions precedent are satisfied:

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

               (i) Borrower shall have executed and delivered to Lender, or caused to be executed and delivered to Lender, the following documents (collectively, the "INITIAL LOAN DOCUMENTS"):

                    (A) This Note;

                    (B) That  certain  Unconditional  Guaranty  of  Payment  and
               Performance made by PHC, Inc. in favor of Lender (the "PHC GUARANTY");

                    (C) That certain Secured  Unconditional  Guaranty of Payment and Performance made by BSC-NY, Inc. in favor of Lender (the "BSC GUARANTY");

                    (D) That  certain  Unconditional  Guaranty  of  Payment  and
               Performance made by Bruce A. Shear in favor of Lender (the "SHEAR GUARANTY" and collectively with the PHC Guaranty and the BSC Guaranty, the "GUARANTIES");

                    (E) That  certain  Restated  Mortgage  made by  Borrower  as mortgagor and Lender as mortgagee (the "RESTATED MORTGAGE") covering the real property commonly known as 35031 23 Mile Road, New Baltimore, Michigan 48047, which is more particularly described on Exhibit "A" to this Note; and

                    (F)  All   financing   statements   and   other   documents,
               certificates  and  agreements   reasonably  deemed  necessary  or
               appropriate by Lender to effectuate the transaction;

                         (ii) All representations, warranties and covenants contained in this Note or otherwise made in writing in connection with this Note or the other Initial Loan Documents by or on behalf of Borrower shall be true and correct in all material respects, and no Event of Default shall have occurred or be continuing under this Note or any other Initial Loan Documents;

                         (iii) All  representations,  warranties  and  covenants
                    contained in the Loan Agreement or otherwise made in writing in documents entered into or executed in connection with the Loan Agreement (collectively with the Loan Agreement, the "REVOLVING LOAN DOCUMENTS"), by or on behalf of Borrower shall be true and correct in all material respects, and no Event of Default shall have occurred and be continuing under the Loan Agreement or the Revolving Loan Documents;

                         (iv) All representations, warranties and covenants contained in that certain Secured Term Note in the original principal amount of $1,l 00,000 made by Borrower in favor of HealthCare Financial Partners-Funding II, L.P. as to which Lender is the successor-in-interest and dated March 12, 1997 (as it has been or may be amended, restated, modified or replaced from time to time, the "MARCH TERM NOTE") or otherwise made in writing in documents entered into or executed in connection with the March Term Note (collectively with the March Term Note, the "MARCH LOAN DOCUMENTS"), by or on behalf of Borrower shall be true and correct in all material respects, and no Event of Default shall have occurred and be continuing under the March Term Note or the March Loan Documents;

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

                         (v) All representations, warranties and covenants contained in that certain Secured Term Note in the original principal amount of $500,000.00 made by Borrower in favor of HCFP Funding 11, Inc. and dated as of December 9, 1997 (as it has been or may be amended, restated, modified or replaced from time to time, the "DECEMBER TERM NOTE"), which December Term Note was assigned by HCFP Funding II, Inc. to Lender by an Assignment dated July 31, 1999, or otherwise made in writing in documents entered into or executed in connection with the December Term Note (collectively with the December Term Note, the "DECEMBER LOAN DOCUMENTS"), by or on behalf of Borrower shall be true and correct in all material respects, and no Event of Default shall have occurred and be continuing under the December Term Note or the December Loan Documents (the Revolving Loan Documents, the March Loan Documents and the December Loan Documents are sometimes collectively referred to as the "EXISTING LOAN DOCUMENTS");

                         (vi) Lender shall have received  amendments to the Loan
                    Agreement, the March Term Note and the December Term Note, respectively, containing appropriate cross default provisions; and

                         (vii) Lender shall have received Uniform Commercial Code ("UCC") judgment and tax lien searches with the Secretary of State and local filing offices of each jurisdiction where Borrower maintains a place of business, which searches yield results consistent with the representations and warranties contained in this Note.

               b. Subject to the terms and conditions of this Note, Lender shall make available to Borrower additional Advances of the Principal Sum in immediately available funds not later than 12:00 Noon (Maryland time) on the Business Day on which the following conditions precedent are satisfied:

                    (i) Borrower shall have executed and delivered, or caused to be executed and delivered, to Lender, the following documents (collectively with the Initial Loan Documents, the "LOAN DOCUMENTS"):

     (A) A Borrowing Base certified by the President or Chief Financial Officer of Borrower (which shall be delivered at least one (1) Business Day prior to the requested date of the Advance), which reflects that the total principal to be outstanding under this Note after the Advance does not exceed the Available Funding;

     (B) All documents, certificates and agreements reasonably deemed necessary or appropriate by Lender to effectuate the transaction.

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

                    (ii) All representations, warranties and covenants contained in this Note or otherwise made in writing in connection with this Note or the other Initial Loan Documents by or on behalf of Borrower shall be true and correct in all material respects, and no Event of Default shall have occurred or be continuing under this Note or any other Loan Documents;

                    (iii) All representations, warranties and covenants contained in the Existing Loan Documents by or on behalf of Borrower shall be true and correct in all material respects, and no Event of Default shall have occurred or be continuing under any of the Existing Loan Documents;

          c. Borrower hereby irrevocably authorizes Lender to disburse the proceeds of each Advance by wire transfer to such bank account as may be designated by Borrower from time to time or elsewhere if pursuant to written direction from Borrower.

          d. Lender shall enter all Advances as debits to a loan account in the name of Borrower and shall also record as credits in the loan account all payments made by Borrower and all proceeds of Collateral that are indefeasibly paid to Lender, and may record in the loan account, in accordance with customary accounting practice, other debits and credits, including interest and all charges and expenses properly chargeable to Borrower, with respect to the extension of credit contemplated by this Note.

          e. Lender will account to Borrower monthly with a statement of Advances, charges and payments made pursuant to this Note, and the account rendered by Lender shall be deemed final, binding and conclusive upon Borrower absent manifest error.

          f. All outstanding principal, interest, fees and other amounts due under this Note shall be prepaid in full simultaneously with repayment of all Obligations under the Loan Agreement and/or the termination of the Loan Agreement.

          g. Borrower may prepay all or any part of the Principal Sum outstanding (inclusive of the Commitment Fee and all unpaid Financing Fees if the Principal Sum is repaid in full) without penalty, together with all interest accrued on the Principal Sum and all other sums that are payable pursuant to this Note.

     5. PAYMENT OFFICE. The Principal Sum, the interest on the Principal Sum, and any other amounts payable under this Note are payable in lawful money of the United States of America at the office of Lender, at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Steven M. Curwin, Deputy General Counsel, or at such other place as Lender may specify in writing to Borrower. Any payment by other than immediately available funds shall be subject to collection. Interest shall continue to accrue until the funds by which payment is made are available to Lender for its use. Any payment stated to be due on a day on which banks in Maryland are required or permitted to be closed for business shall be due and payable on the next business day (each such day, a "BUSINESS Day") and such extension of time shall be included in the computation of interest in connection with such payment.



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

     6. NO PRESENTMENT: ACCELERATION. On the Maturity Date or upon the occurrence of an Event of Default (as defined in Section 11 below), the outstanding Principal Sum, accrued and unpaid interest on the Principal Sum, and all other sums owed by Borrower to Lender in connection with this Note or the other Loan Documents shall immediately become due and payable. Borrower hereby expressly waives any presentment for payment, demand for payment, notice of nonpayment or dishonor, protest and notice of protest of any kind.

     7. SECURITY AGREEMENT.

          a. This Note shall constitute a security agreement as that term is used in the UCC and Borrower hereby grants to Lender, to secure Borrower's obligations under this Note and the other Loan Documents, and under the Loan Agreement and the Revolving Loan Documents, a security interest in the following (collectively, the "COLLATERAL"):

               (i) All of Borrower's now-owned and hereafter acquired or arising accounts, contract rights, general intangibles, chattel paper, documents and instruments, as such terms are defined in the UCC, including, without limitation, all obligations for the payment of money arising out of Borrower's sale of goods or rendition of services ("ACCOUNTS"), accounts receivable and rights to payment of every kind and description, and all of Borrower's contract rights, chattel paper, documents and instruments with respect thereto, and all of Borrower's rights, remedies, security and liens, in, to and in respect of the Accounts, including, without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any Account Debtor, and credit and other insurance ("ACCOUNT DEBTOR") means any person obligated on any Account of Borrower, including without limitation, any Insurer and any Medicaid/Medicare payor);

               (ii) All moneys, securities and other property and the proceeds thereof, now or hereafter held or received by, in transit to, in possession of, or under the control of Lender or a bailee or Affiliate of Lender, from or for Borrower, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Borrower's deposits (general or special), balances, sums and credits with Lender at any time existing ("AFFILIATE") means with respect to a specified person, any person directly or indirectly controlling, controlled by, or under common control with the specified person, including without limitation its stockholders and any affiliates. A person shall be deemed to control a corporation if the person possesses, directly or indirectly, the power to direct or cause the direction of the management and business of the corporation whether through the ownership of voting securities, by contract, or otherwise);

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

               (iii) All of Borrower's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any Account, and all returned, reclaimed or repossessed goods;

               (iv) All of Borrower's now or hereafter acquired deposit accounts into which Accounts are deposited, including the Lockbox Account ("LOCKBOX ACCOUNT") means an account maintained by Borrower at Bank One Arizona, N.A. (or a successor financial institution), into which all collections of Accounts are paid directly);

               (v) All of Borrower's now owned and hereafter acquired or arising general intangibles and other property of every kind and description with respect to, evidencing or relating to its Accounts, accounts receivable and other rights to payment, including, but not limited to, all existing and future customer lists, choses in action, claims, books, records, ledger cards, contracts, licenses, formulae, tax and other types of refunds, returned and unearned insurance premiums, rights and claims under insurance policies, and computer programs, information, software, records, and data, as the same relates to the Accounts;

               (vi) All of  Borrower's  other  general  intangibles  (including, without limitation, any proceeds from insurance policies after payment of prior interests), patents, unpatented inventions, trade secrets, copyrights, contract rights, goodwill, literary rights, rights to performance, rights under licenses, choses-in-action, claims, information contained in computer media (such as data bases, source and object codes, and information therein), things in action, trademarks and trademarks applied for (together with the goodwill associated therewith) and derivatives thereof, trade names, including the right to make, use, and vend goods utilizing any of the foregoing, and permits, licenses, certifications, authorizations and approvals, and the rights of Borrower thereunder, issued by any governmental, regulatory, or private authority, agency, or entity whether now owned or hereafter acquired, together with all cash and non-cash proceeds and products thereof,

               (vii) All of Borrower's now owned or hereafter acquired inventory of every description which is held by Borrower for sale or lease or is furnished by Borrower under any contract of service or is held by Borrower as raw materials, work in process or materials used or consumed in a business, wherever located, and as the same may now and hereafter from time to time be constituted, together with all cash and non-cash proceeds and products thereof;

               (viii) All of Borrower's now owned or hereafter acquired machinery, equipment, computer equipment, tools, tooling, furniture, fixtures, goods, supplies, materials, work in process, whether now owned or hereafter acquired, together with all additions, parts, fittings, accessories, special tools, attachments, and accessions now and hereafter affixed thereto and/or used in connection therewith, all replacements thereof and substitutions therefor, and all cash and non-cash proceeds and products thereof,


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

               (ix) The Real Property; and

               (x)  The  proceeds  (including,  without  limitation,   insurance
          proceeds) of all of the foregoing.

     b. Upon the occurrence of an Event of Default under this Note or the other Loan Documents, or an Event of Default under any of the Existing Loan Documents, Lender, in addition to all other rights, options, and remedies granted to Lender under this Note or at law or in equity, may take any of the following steps:

               (i) Declare the Loan to be immediately due and payable;

               (ii) Exercise all other rights granted to it under this Note and all rights under the UCC in effect in the applicable jurisdiction(s) and under any other applicable law; and

               (iii) Exercise all rights and remedies under all Loan Documents or Existing Loan Documents now or hereafter in effect, including but not limited to:

     (A) The right to take possession of, send notices regarding, and collect directly the Collateral, with or without judicial process;

     (B) The right to (by its own means or with judicial assistance) enter any of Borrower's premises and take possession of the Collateral, or render it unusable, or dispose of the Collateral on such premises in compliance with subsection (c) below, without any liability for rent, storage, utilities, or other sums, and Borrower shall not resist or interfere with such action; and

     (C) The right to require Borrower at Borrower's expense to assemble all or any part of the Collateral and make it available to Lender at any place designated by Lender.

     c. Borrower agrees that a notice received by it at least five (5) days before the time of any intended public sale, or the time after which any private sale or other disposition of the Collateral is to be made, shall be deemed to be reasonable notice of such sale or other disposition. If permitted by applicable law, any perishable Collateral that threatens to decline rapidly in value or that is sold on a recognized market may be sold immediately by Lender without prior notice to Borrower. At any sale or disposition of Collateral, Lender may (to the extent permitted by applicable law) purchase all or any part of the Collateral, free from any right of redemption by Borrower, which right is hereby waived and released. Borrower covenants and agrees not to interfere with or impose any obstacle to Lender's exercise of its rights and remedies with respect to the Collateral following an Event of Default.



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

     d. Lender shall have the right to proceed against all or any portion of the Collateral to satisfy in any order (i) the liabilities and obligations of Borrower to Lender under this Note and the other Loan Documents or (ii) upon the occurrence of an Event of Default under any of the Existing Loan Documents, the liabilities and obligations of Borrower under the Existing Loan Documents. All rights and remedies granted Lender under this Note or under any of the other Loan Documents, or otherwise available at law or in equity, shall be deemed concurrent and cumulative, and not alternative remedies, and Lender may proceed with any number of remedies at the same time until the Principal Sum, all interest, costs, expenses and other charges due under, and all other existing and future liabilities and obligations of Borrower to Lender under, this Note are satisfied in full. The exercise of any one right or remedy shall not be deemed a waiver or release of any other right or remedy, and Lender, upon the occurrence of an Event of Default, may proceed against Borrower, and/or the Collateral, at any time, under any agreement, with any available remedy and in any order.

8. USE of Funds. Borrower covenants and agrees that the loan of the Principal Sum, or any portion of the Principal Sum, shall be used as follows: first, to repay all existing overlines under the Loan Agreement, second, to repay any remaining indebtedness under that certain Secured Bridge Note in the original principal amount of $350,000.00 made by PHC, Inc. in favor of Lender and dated March 10, 1998 (the "PHCI BRIDGE NOTE"), and finally, for working capital or other commercial purposes of Borrower.

9.   REPRESENTATIONS. Borrower hereby warrants and represents to Lender that:

                  a. Borrower is a corporation duly organized, validly existing, and in good standing under the laws of the State of Massachusetts, is in good standing as a foreign corporation in the State of Michigan and in any other jurisdiction in which the character of the properties owned or leased by it or the nature of its business makes such qualification necessary, has the corporate power and authority to own its assets and transact the business in which it is engaged, and has obtained all certificates, licenses and qualifications required under all laws, regulations, ordinances, or orders of public authorities necessary for the ownership and operation of all of its properties and transaction of all of its business.

                  b. Borrower has full corporate power and authority to borrow the Loan and to enter into, execute, and deliver this Note, and to incur and perform its obligations under this Note and the other Loan Documents, all of which have been duly authorized by all necessary corporate action. No consent or approval of shareholders of, or lenders to, Borrower, and no consent, approval, filing or registration with any governmental authority is required as a condition to the validity of this Note or the other Loan Documents or the performance by Borrower of its obligations under this Note or the other Loan Documents.

                  c. This Note, when issued and delivered for value received, and all other Loan Documents constitute the valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms.


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

                d. The execution and delivery by Borrower of this Note and the other Loan Documents do not, and the performance of Borrower's obligations under this Note and the other Loan Documents will not, violate, conflict with, constitute a default under, or result in the creation of a lien or encumbrance (other than a lien, security interest, charge or other encumbrance in favor of Lender) upon the property of Borrower under (i) any provision of Borrower's certificate of incorporation or bylaws, (ii) any provision of any law, rule or regulation applicable to Borrower, or (iii) any of the following (A) any indenture or other agreement or instrument to which Borrower is a party or by which Borrower or its property is bound, or (B) any judgment, order or decree of any court, arbitration tribunal, or governmental entity applicable to Borrower or Borrower's properties or assets.

                e. There are no actions, suits, proceedings or investigations pending, including, without limitation, any condemnation proceeding, or, to the knowledge of Borrower, threatened, against or adversely affecting Borrower's properties or assets or the validity or enforceability of this Note or the other Loan Documents or the ability of Borrower to perform any obligations under this Note or the other Loan Documents. Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court, arbitration tribunal or governmental authority having jurisdiction over Borrower.

                f. The audited  financial  statements of Borrower as of December
31, 1998, and the unaudited financial statements as of August 31, 1999, certified by the chief financial officer of Borrower, which were previously delivered to Lender, are true, correct and complete and fairly present the financial condition of Borrower and the results of Borrower's operations and changes in financial condition as of the dates and for the periods referred to, and have been prepared in accordance with generally accepted accounting principles. There are no material unrealized or anticipated liabilities, direct or indirect, fixed or contingent, of Borrower as of the dates of such financial statements that are not reflected in the financial statements or the notes thereto. There has been no material adverse change in the business, properties, condition (financial or otherwise) of Borrower since August 31,1999. Borrower's fiscal year ends on December 31.

                g. Borrower is not in default under or with respect to any obligation in any respect that could be adverse to its business, operations, property or financial condition, or that could adversely affect the ability of Borrower to perform its obligations under this Note or the other Loan Documents. No Event of Default or event that, with the giving of notice or lapse of time, or both, could become an Event of Default, has occurred and is continuing.

                h. Borrower has good and marketable title to its properties and assets, including the Collateral and the properties and assets reflected in the financial statements in described in paragraph (f) above, subject to no lien, mortgage, pledge, encumbrance or charge of any kind. Borrower has not agreed or consented to cause any of its properties or assets, whether owned now or hereafter acquired, to be subject in the future (upon the happening of a contingency or otherwise) to any lien, mortgage, pledge, encumbrance or charge of any kind.



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

                i. Borrower has filed, or has obtained extensions for the filing of, all federal, state and other tax returns which are required to be filed, and has paid all taxes shown as due on those returns and all assessments, fees and other amounts due as of the date hereof. All tax liabilities of Borrower were, as of August 31, 1999 and are now, adequately provided for on Borrower's books. No tax liability has been asserted by the Internal Revenue Service or other taxing authority against Borrower for taxes in excess of those already paid.

                j. The use of the proceeds of the Loan and Borrower's issuance of this Note will not, directly or indirectly, violate or result in a violation of the Securities Act of 1933 or the Securities Exchange Act of 1934, as
amended, or any regulations issued pursuant thereto, including without limitation Regulations U, T, or X of the Board of Governors of the Federal Reserve System. Borrower is not engaged in the business of extending credit for the purpose of the purchasing or carrying "margin stock" within the meaning of those regulations. No part of the proceeds of the Loan will be used to purchase or carry any margin stock or to extend credit to others for such purpose.

                k. Borrower is not an investment company within the meaning of the Investment Company Act of 1940, as amended, nor is it, directly or indirectly, controlled by or acting on behalf of any Person which is an investment company within the meaning of that Act.

                l. Borrower is not in violation of any statute, rule or regulation of any governmental authority (including, without limitation, any statute, rule or regulation relating to employment practices or to environmental, occupational and health standards and controls). Borrower has obtained all licenses, pen-nits, franchises, and other governmental authorizations necessary for the ownership of its properties and the conduct of its business. Borrower is current with all reports and documents required to be filed with any state or federal securities commission or similar governmental authority and is in full compliance with all applicable rules and regulations of such commissions.

                m. No use, exposure, release, generation, manufacture, storage, treatment, transportation or disposal of hazardous material has occurred or is occurring on or from the Real Property or any other real property on which the Collateral is located (together with the Real Property, the "Premises") or which is owned, leased or otherwise occupied by Borrower, or has occurred off the Premises as a result of any action of Borrower. All hazardous material used, treated, stored, transported to or from, generated or handled on the Premises, or off the Premises by Borrower, has been disposed of on or off the Premises by or on behalf of Borrower in a lawful manner. There are no underground storage tanks present on or under the Premises owned or leased by Borrower. No other environmental, public health or safety hazards exist with respect to the Premises.

                n. The only places of business of Borrower, and the places where it keeps and intends to keep the Collateral and records concerning the Collateral, are at the addresses set forth in SCHEDULE 9(N), which also lists the owner of record of each such property.

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

                o. Borrower exclusively owns or possesses all the patents, patent applications, trademarks, trademark applications, service marks, trade names, copyrights, franchises, licenses, and rights with respect to the foregoing necessary for the current and planned future conduct of its business, without any conflict with the rights of others. A list of all such intellectual property (indicating the nature of Borrower's interest), as well as all outstanding franchises and licenses given by or held by Borrower, is attached as
SCHEDULE 9(O). Borrower is not in default of any obligation or undertaking with respect to such intellectual property or rights.

                p. The identity of the stockholders of record of all classes of the outstanding stock of Borrower, together with the respective ownership percentages held by such stockholders, are as set forth on SCHEDULE 9(p).

                q. Neither this Note nor any other Loan Document nor any other agreement, document, certificate, or statement furnished to Lender by or on behalf of Borrower in connection with the transactions contemplated hereby contains any untrue statement of material fact or omits to state a material fact necessary to make the statements contained in this Note or in the other Loan Documents or such other documents not misleading. There is no fact known to Borrower that adversely affects or in the future may adversely affect the business, operations, affairs or financial condition of Borrower, or any of its properties or assets.

                r. Borrower does not own or hold any equity or long-term debt investments in, have any outstanding advances to, have any outstanding guarantees for the obligations of, or have any outstanding borrowings from, any Person. Borrower is not a party to any contract or agreement, or subject to any corporate restriction, which adversely affects its business.

                s. Within five (5) years before the date of this Note, neither the business, property or assets, or operations of Borrower has been adversely affected in any way by any casualty, strike, lockout, combination of workers, or order of the United States of America or other governmental authority, directed against Borrower. There are no pending or threatened labor disputes, strikes, lockouts, or similar occurrences or grievances against Borrower or its business.

                t. Within five (5) years before the date of this Note, Borrower has not conducted business under or used any other name (whether corporate, partnership or assumed) except as listed on SCHEDULE 9(T). Borrower is the sole owner of all names listed on that Schedule and any and all business done and invoices issued in such names are Borrower's sales, business, and invoices. Each trade name of Borrower represents a division or trading style of Borrower and not a separate Person or independent Affiliate.

                u. Borrower is not engaged in any joint venture or partnership with any other Person.



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

     10. AFFIRMATIVE AND NEGATIVE COVENANTS. Borrower covenants and agrees that until this Note shall be repaid in full, it shall be bound by, and shall comply fully with, all of the affirmative and negative covenants set forth in Article VI and Article VII of the Loan Agreement, all of which covenants are hereby incorporated by reference into this Note..

     11. EVENTS OF DEFAULT. The following events are each an "EVENT OF DEFAULT" under this Note:

         a. Borrower fails to make any payment of principal when due or fails to make any payment of interest, fees or other amounts owed to or for the account of Lender under this Note and such payment remains unpaid for five (5) Business Days after the date that such payment is due; or

         b. Borrower has made any representations or warranties in this Note, the other Loan Documents, any financial statement delivered to Lender or otherwise in connection with this Note or the related transaction that contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained in this Note or in such document or financial statement not misleading; or

         c. Borrower shall fail to perform or observe, or cause to be performed or observed, any other term, obligation, covenant, condition or agreement contained in this Note or the other Loan Documents and any such failure shall have continued for a period of ten (IO) days after written notice of such failure; or

         d. Borrower shall (i) apply for, or consent in writing to, the appoint-ment of a receiver, trustee or liquidator; or (ii) file a voluntary petition seeking relief under the Bankruptcy Code, or be unable, or admit in writing Borrower's inability, to pay their debts as they become due; or (iii) make a general assignment for the benefit of creditors; or (iv) file a petition or an answer seeking reorganization or an arrangement or a readjustment of debt with creditors, apply for, take advantage, permit or suffer to exist the commencement of any insolvency, bankruptcy, suspension of payments, reorganization, debt arrangement, liquidation, dissolution or similar event, under the law of the United States or of any state in which Borrower is a resident; or (v) file an answer admitting the material allegations of a petition filed against Borrower in any such bankruptcy, reorganization or insolvency case or proceeding or (vi) take any action authorizing, or in furtherance of, any of the foregoing; or

         e. Either (i) an involuntary case is commenced against Borrower and the petition is not contested within ten (IO) days or is not dismissed within sixty (60) days after the commencement of the case or (ii) an order, judgment or decree shall be entered by any court of competent jurisdiction on the application of a creditor adjudicating Borrower bankrupt or insolvent, or appointing a receiver, trustee or liquidator of Borrower or of all or substantially all of the assets of Borrower and the order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days or shall not be discharged within thirty (30) days after the expiration of any stay of such order, judgment, or decree; or


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

         f. Any obligation of Borrower for the payment of borrowed money is not paid when due or within any applicable grace period, or such obligation becomes or is declared to be due and payable before the expressed maturity of the obligation, or there shall have occurred an event that, with the giving of notice or lapse of time, or both, would cause any such obligation to become, or allow any such obligation to be declared to be, due and payable; or

         g. One or more final judgments against Borrower or attachments against its property not fully and unconditionally covered by insurance shall be rendered by a court of record and shall remain unpaid, unstayed on appeal, undischarged, unbonded and undismissed for a period of twenty (20) days;

         h. An  Event  of   Default occurs  under the Loan  Agreement  or  other
Revolving Loan Documents;

         i. An Event of Default occurs under the March Term Note or other March Loan Documents;

                  i. An Event of Default occurs under the December Term Note or other December Loan Documents;

                  k. Borrower  ceases  any material  portion  of   its  business

                  l. There shall occur a material adverse change in the financial condition or business prospects of Borrower, or Lender in good faith shall deem itself insecure as a result of acts or events bearing upon the financial condition of Borrower or the repayment of this Note, which default shall have continued unremedied for a period of ten (10) days after written notice from Lender.

12.  LENDER'S RIGHTS.

     a. Upon the occurrence of an Event of Default, Lender may, in addition to its rights and remedies set forth in Sections 6 and 7 above, proceed, to the extent permitted by law, to protect and enforce its rights either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, condition or agreement contained in this Note or in aid of the exercise of any power granted in this Note, or proceed to enforce the payment of this Note or to enforce any other legal or equitable right of Lender. No right or remedy in this Note, the other Loan Documents or in other agreement or instrument to the benefit of Lender is intended to be exclusive of

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd
any other right or remedy, and each and every such right or remedy shall be cumulative and shall be in addition to every other right and remedy given under this Note or now or hereafter existing at law or in equity or by statute or otherwise. Without limiting the generality of the foregoing, if the outstanding Principal Sum, or any of the other obligations of Borrower to Lender shall not be paid when due, Lender shall not be required to resort to any particular security, right or remedy or to proceed in any particular order of priority, and Lender shall have the right at any time and from time to time, in any commercially reasonable manner and in any order, to enforce its security interests with respect to the Collateral, liens, rights and remedies, or any of them, as it deems appropriate in the circumstances, and apply the proceeds of any Collateral to such obligations of Borrower as it determines in its sole discretion.

     b. If an Event of Default has occurred as provided above and Borrower has not paid the all amounts outstanding, including all principal, together with interest accrued on such amounts, upon demand by Lender, then Borrower shall pay to Lender interest on such outstanding amounts at a rate per annum equal to the Default Interest Rate from the date such outstanding amounts are due until the date this Note is paid in full. Borrower promises to pay all costs of collection, including reasonable attorneys' fees, if this Note is referred to an attorney for collection after the Event of Default.

     13. NO DEFENSES. Borrower's obligations under this Note shall not be subject to any set-off, counterclaim or defense to payment that Borrower now has or may have in the future.

     14. NO WAIVER. No failure or delay on the part of Lender in exercising any right, power or privilege under this Note or the other Loan Documents, nor any course of dealing between Borrower and Lender, shall operate as a waiver of the right, power or privilege, nor shall a single or partial exercise of any right, power or privilege preclude any other or further exercise of, or the exercise of any other, right, power or privilege.

     15. WRITING REQUIRED. No modification or waiver of any provisions of this Note or any other Loan Documents, and no consent to any departure by Borrower, shall in any event be effective, without respect to any course of dealing between the parties, unless the modification or waiver shall be in a writing executed by Lender and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on Borrower in any case shall thereby entitle Borrower to any other or further notice or demand in the same, similar or other circumstances.

     16. USURY LIMITATION. Notwithstanding anything contained to the contrary in this Note, Lender shall never be entitled to receive, collect or apply as interest any amount in excess of the maximum rate of interest permitted to be charged by applicable law. If Lender receives, collects or applies as interest any such excess, the amount that would be excessive interest shall be applied to the reduction of the Principal Sum; and if the Principal Sum is paid in full, any remaining excess shall be paid to Borrower. In determining whether or not the interest paid


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd
or payable in any specific case exceeds the highest lawful rate, Lender and Borrower shall to the maximum extent permitted under applicable law: (i) characterize any non-principal payment as an expense, fee or premium rather than as interest; and (ii) "spread" the total amount of interest throughout the entire term of the obligation so that the interest rate is deemed to have been uniform throughout the entire term.

     17. NOTICES. Any notice or demand given under this Note shall be given by delivering it, sending by fax (with a confirming copy by regular mail), or by mailing it by certified or registered mail, postage prepaid, return receipt requested, or sent by prepaid overnight courier service addressed to Borrower at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 Attention: Paula Wurts, Chief Financial Officer, telephone (978) 536-2777, fax (978) 536-2677. Any notice to be given to Lender under this Note shall be given by personally delivering it, sending it by fax (with a confirming copy by regular mail), mailing it by certified mail, return receipt requested, or sending it by prepaid overnight courier service, addressed to Lender at: 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815 Attention: Steven M. Curwin, Deputy General Counsel, telephone (301) 961-1640, fax (301) 664-9866, or at such other place as Lender may specify in writing to Borrower. Each party may designate a change of address by notice to the other given in accordance with this Section 17 at least fifteen (I 5) days before such change of address is to become effective. A notice given under this Note shall be deemed received upon receipt if it is personally delivered or sent by telecopier or overnight courier service and five
(5) days after it is deposited in the U.S. mail if it is sent by regular mail.

     18. SECTION HEADINGS. The headings of the several paragraphs of this Note are inserted solely for convenience of reference and are not a part of and are not intended to govern, limit or aid in the construction of any term or provision.

     19. SEVERABILITY. If any term, provision, covenant or condition of this Note or the application of such term, provision, covenant or condition to any party or circumstance shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Note and the application of such ten-n, provision, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, provision, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term, provision, covenant or condition is invalid, illegal or unenforceable, Lender may, but is not obligated to, advance funds to Borrower under this Note until Borrower and Lender amend this Note so as to effect the original intent of the parties as closely as possible in a valid and enforceable manner.

     20. SURVIVAL OF TERMS. All covenants, agreements, representations and warranties made in this Note or in any financial statements delivered pursuant to this Note shall survive Borrower's execution and delivery of this Note to Lender and shall continue in full force and effect so long as this Note or any other obligation under this Note shall be outstanding and unpaid or any other obligation of Borrower to Lender or its affiliates under this Note shall remain unperformed.


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

     21.  INDEMNITY.  Borrower  hereby  agrees to  indemnify  and hold  harmless
Lender, its partners, officers, agents and employees (collectively, "INDEMNITEE") from and against any liability, loss, cost, expense, claim, damage, suit, action or proceeding ever suffered or incurred by Lender
(including reasonable attorneys' fees and expenses) arising from Borrower's failure to observe, perform or discharge any of its covenants, obligations, agreements or duties under this Note or from the breach of any of the representations or warranties contained in this Note. In addition, Borrower shall defend Indemnitee against and save it harmless from all claims of any Person with respect to the Collateral. Notwithstanding any contrary provision in this Agreement, the obligations of Borrower under this Section 21 shall survive the payment in full of the all obligations under this Note and the termination of this Note.

     22. GOVERNING, LAW, CONSENT TO JURISDICTION. THIS NOTE IS TO BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MARYLAND WITHOUT RESPECT TO ANY OTHERWISE APPLICABLE CONFLICTS-OF-LAWS PRINCIPLES, BOTH AS TO INTERPRETATION AND PERFORMANCE, AND THE PARTIES EXPRESSLY CONSENT AND AGREE TO THE NON-EXCLUSIVE JURISDICTION OF THE COURTS OF THE STATE OF MARYLAND AND THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND AND TO THE LAYING OF VENUE IN MARYLAND, WAIVING ALL CLAIMS OR DEFENSES BASED ON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE, INCONVENIENT FORUM OR THE LIKE. BORROWER HEREBY CONSENTS TO SERVICE OF PROCESS BY MAILING A COPY OF THE SUMMONS TO BORROWER, BY CERTIFIED OR REGISTERED MAIL, POSTAGE PREPAID, TO BORROWER'S ADDRESS SET FORTH IN SECTION 17 ABOVE. BORROWER FURTHER WAIVES ANY CLAIM FOR CONSEQUENTIAL DAMAGES IN RESPECT OF ANY ACTION TAKEN OR OMITTED TO BE TAKEN BY LENDER IN GOOD FAITH.

     23. WAIVER OF TRIAL BY JURY. EACH OF BORROWER AND LENDER HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUES TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY EACH OF BORROWER AND LENDER, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. EACH PARTY IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS NOTE TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES TO THIS NOTE, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF THE FOREGOING WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, EACH OF BORROWER AND LENDER HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF THE OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

    24. CONFESSION OF JUDGMENT. BORROWER IRREVOCABLY AUTHORIZES AND EMPOWERS ANY ATTORNEY OF RECORD, OR THE PROTHONOTARY, CLERK OR SIMILAR OFFICER OF ANY COURT IN ANY COUNTY OF THE STATE OF MARYLAND OR OF BALTIMORE CITY, MARYLAND, OR IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND, AS ATTORNEY FOR BORROWER, AS WELL AS FOR ANY PERSONS CLAIMING UNDER, BY OR THROUGH BORROWER, TO APPEAR FOR BORROWER IN ANY SUCH COURT IN ANY SUCH ACTION BROUGHT AGAINST BORROWER AT THE SUIT OF LENDER TO CONFESS JUDGMENT AGAINST BORROWER IN FAVOR OF LENDER IN THE FULL AMOUNT DUE ON THIS NOTE (INCLUDING PRINCIPAL, ACCRUED INTEREST AND ANY AND ALL CHARGES, FEES AND COSTS) PLUS ATTORNEYS FEES FOR FIFTEEN PERCENT (15%) OF THE AMOUNT DUE, PLUS COURT COSTS, ALL WITHOUT PRIOR NOTICE OR OPPORTUNITY OF BORROWER FOR PRIOR HEARING. BORROWER WAIVES THE BENEFIT OF ANY AND EVERY STATUTE, ORDINANCE, OR RULE OF COURT WHICH MAY BE LAWFULLY WAIVED CONFERRING UPON BORROWER ANY RIGHT OR PRIVILEGE OF EXEMPTION, HOMESTEAD RIGHTS, STAY OF EXECUTION, OR SUPPLEMENTARY PROCEEDINGS, OR OTHER RELIEF FROM THE ENFORCEMENT OR IMMEDIATE ENFORCEMENT OF A JUDGMENT OR RELATED PROCEEDINGS ON A JUDGMENT. THE AUTHORITY AND POWER TO APPEAR FOR AND ENTER JUDGMENT AGAINST BORROWER SHALL NOT BE EXHAUSTED BY ONE OR MORE EXERCISES THEREOF, OR BY ANY IMPERFECT EXERCISE THEREOF, AND SHALL NOT BE EXTINGUISHED BY ANY JUDGMENT ENTERED PURSUANT THERETO; SUCH AUTHORITY AND POWER MAY BE EXERCISED ON ONE OR MORE OCCASIONS FROM TIME TO TIME, IN THE SAME OR DIFFERENT JURISDICTIONS, AS OFTEN AS LENDER SHALL DEEM NECESSARY, CONVENIENT AND PROPER.



                         [SIGNATURES ON FOLLOWING PAGE]



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

IN WITNESS WHEREOF, the undersigned have executed this Secured Term Note as of the day and year first above written.

                                    BORROWER:

                                                     PHC OF MICHIGAN, INC.
                                                     a Massachusetts corporation



                                                     By.  /s/  Bruce A. Shear
                                                               President








H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\25SecuredNote1.wpd

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


         THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "GUARANTY") is dated as of November ___, 1999 and is made by PHC, INC., a Massachusetts corporation ("GUARANTOR"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("LENDER").

                                    RECITALS

         A.  Pursuant  to a  certain  Secured  Term  Note of even date with this
Guaranty (as the note may from time to time be amended, modified or supplemented, the "TERM NOTE") made in favor of Lender by PHC of Michigan, Inc., a Massachusetts corporation ("BORROWER") that is a wholly owned subsidiary of Guarantor, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of One Million and No/I 00 Dollars ($1,000,000.00) (the "Loan").

         B. Lender is willing to make the Loan under the Term Note but only upon the condition, among others, that Guarantor shall have executed and delivered to Lender this Guaranty.

         NOW,  THEREFORE,  in  consideration  of the  premises and of the mutual covenants contained in this Guaranty and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

         1. All capitalized terms used but not defined in this Guaranty shall have the respective meanings given them in the Term Note.

         2. To induce Lender to make the Loan upon the terms and conditions set forth in the Term Note, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guaranties to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of all of Borrower's obligations under the Term Note (collectively, the "OBLIGATIONS"), and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Term Note.

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

     6. This is intended to be and shall be construed as a continuing guaranty and shall remain in full force and effect and shall be binding in accordance with and to the extent of its terms upon Guarantor and Guarantor's successors and assigns, and shall inure to the benefit of Lender, and its successors, endorsees, transferees and assigns.

     7. If all or any part of the Obligations of Borrower to Lender are not paid when due, Guarantor hereby guaranties that it will pay the same to Lender, upon demand, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature that are now or may hereafter be imposed, levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against Borrower or any other guarantor or any security that

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

Lender may have to obtain payment. The payment shall be made in immediately available funds to Lender's office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Steven M. Curwin, Deputy General Counsel, or at such other place as Lender may designate in writing.

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

         9. Notice or demand to the parties shall be sufficiently given if in writing and personally delivered, or mailed by registered or certified first class mail, postage prepaid, return receipt requested, or sent by commercial courier against receipt, or by telecopier (with a confirming copy sent by regular mail) to the party intended and at the address or addresses specified below:

          GUARANTOR:   200 Lake Street, Suite 102 Peabody, Massachusetts 01960
                                    Telephone:     (978) 536-2777
                                    Telecopier:    (978) 536-2677
                                    Attention:     Bruce A. Shear, President

          LENDER:      2 Wisconsin Circle, 4th Floor Chevy Chase, Maryland 20815
                                    Telephone:     (301) 961-1640
                                    Telecopier:    (301) 664-9866
                       Attention: Steven M. Curwin, Deputy General Counsel

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



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

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



H\WP\PHCMICH\Nov99/Guarcorpsec.wpd\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

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


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

     18. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE COURTS OF THE STATE OF MARYLAND OR IN THE U.S. DISTRICT COURT FOR THE DISTRICT OF MARYLAND, GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO GUARANTOR AT ITS ADDRESS SET FORTH IN SECTION 9 OF THIS GUARANTY.

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






H\WP\LEGAL\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

JUDGMENT AGAINST GUARANTOR SHALL NOT BE EXHAUSTED BY ONE OR MORE EXERCISES THEREOF, OR BY ANY IMPERFECT EXERCISE THEREOF, AND SHALL NOT BE EXTINGUISHED BY ANY JUDGMENT ENTERED PURSUANT THERETO; SUCH AUTHORITY AND POWER MAY BE EXERCISED ON ONE OR MORE OCCASIONS FROM TIME TO TIME, IN THE SAME OR DIFFERENT JURISDICTIONS, AS OFTEN AS LENDER SHALL DEEM NECESSARY, CONVENIENT, OR PROPER.







                               [SIGNATURES FOLLOW]








H\WP\LEGAL\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

     IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

ATTEST:                                        PHC, INC.

/s/  T. Bates                                  By:  /s/  Bruce A. Shear
                                                         President


______________________________
Name:







H\WP\LEGAL\CLIENTS\PHCMICH\Nov99/Guarcorpsec.wpd

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

            SECURED UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


         THIS SECURED UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "GUARANTY") is dated as of November ___, 1999 and is made by BSC-NY, INC., a New York corporation ("GUARANTOR"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("LENDER").

                                    RECITALS

         A.  Pursuant  to a  certain  Secured  Term  Note of even date with this
Guaranty  (as  the  note  may  from  time  to  time  be  amended,   modified  or
supplemented, the ("TERM NOTE") made in favor of Lender by PHC of Michigan, Inc., a Massachusetts corporation ("BORROWER") that is an affiliate of Guarantor, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of One Million and No/100 Dollars ($1,000,000.00) (the "Loan").

         B. Lender is willing to make the Loan under the Term Note but only upon the condition, among others, that Guarantor shall have executed and delivered to Lender this Guaranty.

         NOW,  THEREFORE,  in  consideration  of the  premises and of the mutual covenants contained in this Guaranty and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

         1. All capitalized terms used but not defined in this Guaranty shall have the respective meanings given them in the Term Note.

         2. To induce Lender to make the Loan upon the terms and conditions set forth in the Term Note, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guaranties to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of all of Borrower's obligations under the Term Note (collectively, the "OBLIGATIONS"), and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Term Note. Notwithstanding the foregoing, Guarantor's obligations under this Guaranty shall be limited to the amount of Three Hundred Fifty Thousand and No/100 Dollars ($350,000.00).


H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

                  (b) Any reduction in the Obligations shall reduce the liability of Guarantor under this Guaranty pro tanto only if, and to the extent,
(i) such Obligations are less than $350,000.00 (if reductions have occurred through the payment (by any party other than Guarantor or realization of any collateral for the Obligations), or (ii) the reduction is from a payment by Guarantor under this Guaranty.

         3. As security for Guarantor's obligations under this Guaranty, Guarantor hereby assigns and grants to Lender a continuing priority lien on and security interest in, upon, and to the following property:

                  (i) All of Guarantor's now-owned and hereafter acquired or arising Accounts, accounts receivable and rights to payment of every kind and description, and any contract rights, chattel paper, documents and instruments with respect thereto;

                  (ii) All of Guarantor's now or hereafter acquired deposit accounts into which Accounts are deposited, including the Concentration Account;

                  (iii) All of Guarantor's right, title and interest, and all of Guarantor's rights, remedies, security and liens, in, to and in respect of the Accounts, including, without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any Account debtor, and credit and other insurance;

                  (iv) All of Guarantor's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any Account, and all returned, reclaimed or repossessed goods;

                  (v)  All deposit accounts, as such term is defined in the UCC;

                  (vi) All books, records, ledger cards, computer programs and information and other property at any time evidencing or relating to the Accounts; and

                  (vii) The proceeds (including, without limitation, insurance proceeds) of all of the foregoing.

         4. Guarantor hereby waives notice of the acceptance of this Guaranty and of the extending of credit as above specified and the state of indebtedness of Borrower at any time, and expressly agrees to any extensions, renewals, accelerations or modifications of such credit or any of the terms of such credit, and waives diligence, presentment, demand of payment, protest or notice, whether of non-payment, dishonor, protest or otherwise, of any document or documents and notice of any extension, renewal, modification or default and assent to the release,

H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd
substitution or variation of any collateral that may at any time be held as security for any credit extended to Borrower, all without relieving Guarantor of any liability under this Guaranty. The obligations of Guarantor under this Guaranty shall be an unconditional obligation to make prompt payment and performance to Lender irrespective of the genuineness, validity, regularity or enforceability of any indebtedness or evidence of indebtedness of Borrower to Lender or of other circumstances that might otherwise under the laws of any jurisdiction constitute a legal or equitable discharge of a surety or a guarantor or a bar (in the nature of a moratorium or otherwise) to the enforcement of Lender's rights either (i) against Borrower on all or any part of its Obligations or (ii) under this Guaranty.

         5. Notwithstanding any payment or payments made by Guarantor under this Guaranty or any setoff or application of funds of Guarantor by Lender, Guarantor shall not be entitled to be subrogated to any of the rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment or performance of the Obligations, nor shall Guarantor seek any reimbursement from Borrower in respect of payments made by Guarantor under this Guaranty, until all amounts then owing and any other performance then due to Lender by Borrower for or on account of the Obligations are paid and satisfied in full. Upon such payment and satisfaction in full, Guarantor shall be subrogated to all rights of Lender against Borrower or any collateral security or guarantee or right of offset held by Lender for the payment and performance of the Obligations.

         6. Any indebtedness of Borrower now or hereafter owed to or held by Guarantor is hereby subordinated to the indebtedness of Borrower to Lender; and such indebtedness of Borrower to Guarantor if Lender so requests shall be collected, enforced and received by Guarantor as trustee for Lender and be paid over to Lender on account of the indebtedness of Borrower to Lender but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Guaranty.

         7. This is intended to be and shall be construed as a continuing guaranty and shall remain in full force and effect and shall be binding in accordance with and to the extent of its terms upon Guarantor and Guarantor's successors and assigns, and shall inure to the benefit of Lender, and its successors, endorsees, transferees and assigns.

         8. If all or any part of the Obligations of Borrower to Lender are not paid when due, Guarantor hereby guaranties that it will pay the same to Lender, upon demand, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature that are now or may hereafter be imposed, levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against Borrower or any other guarantor or any security that


H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

Lender may have to obtain payment. The payment shall be made in immediately available funds to Lender's office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Steven M. Curwin, Deputy General Counsel, or at such other place as Lender may designate in writing.

         9. No failure to exercise and no delay in exercising, on the part of Lender, any right, power or privilege under this Guaranty shall operate as a waiver of the right, power or privilege, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise of the right, power or privilege, or the exercise of any other power or right. The rights and remedies provided in this Guaranty are cumulative and not exclusive of any rights or remedies provided by law.

         10. Notice or demand to the parties shall be sufficiently given if in writing and personally delivered, or mailed by registered or certified first class mail, postage prepaid, return receipt requested, or sent by commercial courier against receipt, or by telecopier (with a confirming copy sent by regular mail) to the party intended and at the address or addresses specified below:

           GUARANTOR:  200 Lake Street, Suite 102 Peabody, Massachusetts 01960
                       Telephone:     (978) 536-2777
                       Telecopier:    (978) 536-2677
                       Attention:     Bruce A. Shear, President

           LENDER:     2 Wisconsin Circle, 4th Floor Chevy Chase, Maryland 20815
                       Telephone:     (301) 961-1640
                       Telecopier:     (301) 664-9866
                       Attention: Steven M. Curwin, Deputy General Counsel

     Any party may designate a change of address by notice in writing to the other parties, such notice to be effective ten (10) days after mailing or delivery as provided in this Section I 0.

     11. Guarantor hereby represents, warrants, and covenants to Lender that:

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



H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

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

     12. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by Lender.

     13. The obligations of Guarantor under this Guaranty shall continue in full force and effect and shall remain in operation until all of the Obligations shall have been paid in full or otherwise fully satisfied, and continue to be effective or be reinstated, as the case may be, if at any time payment or other satisfaction of any of the Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of Borrower, or otherwise, as though such payment had not been made or other satisfaction occurred.



H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

No invalidity, irregularity or unenforceability by reason of applicable bankruptcy laws or any other similar law, or any law or order of any government or government agency purporting to reduce, amend or otherwise affect, the Obligations, shall impair, affect, be a defense to or claim against the obligations of Guarantor under this Guaranty.

     14. In addition to its guarantee of Borrower's payment of the Obligations and Borrower's performance of all covenants, obligations and agreements contained in the Loan Documents, Guarantor shall pay all actual costs and expenses (including reasonable attorney's fees) paid or incurred by Lender in connection with the enforcement of this Guaranty.

     15. Guarantor hereby agrees to execute any and all further documents, agreements, and instruments, and take all further actions, that Lender shall reasonably request to effectuate or further preserve, evidence, perfect or protect the rights purported to be created in favor of Lender under this Guaranty.

     16. Guarantor hereby assumes responsibility for keeping itself informed of the financial condition of Borrower, and any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Obligations, or any part of the Obligations, that diligent inquiry would reveal, and Guarantor hereby agrees that Lender shall have no duty to advise Guarantor of information known to Lender regarding such condition or any such circumstances. If Lender, in its sole discretion, undertakes at any time or from time to time to provide any such information to Guarantor, Lender shall be under no obligation (i) to undertake any investigation not a part of its regular business routine, (ii) to disclose any information that, pursuant to accepted or reasonable commercial finance practices, Lender wishes to maintain confidential, or (iii) to make any other or future disclosures of such information or any other information to Guarantor.

     17. This Guaranty may be executed in one or more counterpart copies, each of which shall be an original and all of which together shall constitute one and the same instrument, and it is not necessary that all parties' signatures appear on each counterpart.

     18. If any term, covenant or condition of this Guaranty, or the application of such term, covenant or condition to any party or circumstance, shall be found by a court of competent jurisdiction to be, to any extent, invalid or unenforceable, the remainder of this Guaranty and the application of such term, covenant, or condition to parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant or condition shall be valid and enforced to the fullest extent permitted by law. Upon determination that any such term is invalid, illegal or unenforceable, the parties to this Guaranty shall amend this Guaranty so as to effect the original intent of the parties as closely as possible in an acceptable manner.





H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

     19. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE COURTS OF THE STATE OF MARYLAND OR IN THE U.S. DISTRICT COURT FOR THE DISTRICT OF MARYLAND, GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO GUARANTOR AT ITS ADDRESS SET FORTH IN SECTION 10 OF THIS GUARANTY.

     20. GUARANTOR HEREBY (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY A JURY, AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN, KNOWINGLY AND VOLUNTARILY, BY GUARANTOR, AND THIS WAIVER IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A JURY TRIAL WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED AND REQUESTED TO SUBMIT THIS GUARANTY TO ANY COURT HAVING JURISDICTION OVER THE SUBJECT MATTER AND THE PARTIES HERETO, SO AS TO SERVE AS CONCLUSIVE EVIDENCE OF GUARANTOR'S WAIVER OF THE RIGHT TO JURY TRIAL. FURTHER, GUARANTOR HEREBY CERTIFIES THAT NO REPRESENTATIVE OR AGENT OF LENDER (INCLUDING LENDER'S COUNSEL) HAS REPRESENTED, EXPRESSLY OR OTHERWISE, TO GUARANTOR THAT LENDER WILL NOT SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION.

     21. GUARANTOR AUTHORIZES ANY ATTORNEY ADMITTED TO PRACTICE BEFORE ANY COURT OF RECORD IN THE UNITED STATES OR THE CLERK OF SUCH COURT TO APPEAR ON BEHALF OF GUARANTOR IN ANY COURT IN ONE OR MORE PROCEEDINGS, OR BEFORE ANY CLERK THEREOF OF PROTHONOTARY OR OTHER COURT OFFICIAL, AND TO CONFESS JUDGMENT AGAINST GUARANTOR IN FAVOR OF LENDER IN THE FULL AMOUNT DUE ON THIS GUARANTY (INCLUDING PRINCIPAL, ACCRUED INTEREST AND ANY AND ALL CHARGES, FEES AND COSTS) PLUS ATTORNEYS' FEES EQUAL TO FIFTEEN PERCENT (15%) OF THE AMOUNT DUE, PLUS COURT COSTS, ALL WITHOUT PRIOR NOTICE OR OPPORTUNITY OF BORROWER FOR PRIOR HEARING. GUARANTOR AGREES AND CONSENTS THAT VENUE AND JURISDICTION SHALL BE PROPER IN THE CIRCUIT COURT OF ANY COUNTY OF THE STATE OF MARYLAND OR OF BALTIMORE CITY, MARYLAND, OR IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF MARYLAND.




H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

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








                               [SIGNATURES FOLLOW]








H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

     IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

ATTEST:                                              BSC--NY, INC.
                                                     a New York corporation


/s/  T. Bates                                        By:  /s/  Bruce A. Shear
                                                               President


__________________________________
Name:



H \WP\LEGAL\CLIENTS\PHCMICH\Nov99\Guarbscnysec.wpd

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


     THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "GUARANTY") is dated as of November ____, 1999 and is made by BRUCE A. SHEAR, an individual ("GUARANTOR"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("LENDER").

                                    RECITALS

         A.  Pursuant  to a  certain  Secured  Term  Note of even date with this
Guaranty (as the note may from time to time be amended, modified or supplemented, the ("TERM NOTE") made by PHC of Michigan, Inc., a Massachusetts corporation ("BORROWER"), in favor of Lender, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of One Million and No/100 Dollars ($1,000,000.00) (the "Loan I').

         B. Lender is willing to make the Loan under the Term Note but only upon the condition, among others, that Guarantor shall have executed and delivered to Lender this Guaranty.

     NOW,  THEREFORE,  in  consideration  of the  premises  and  of  the  mutual covenants contained in this Guaranty and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

         1. All capitalized terms used but not defined in this Guaranty shall have the respective meanings given them in the Term Note.

         2. (a) To induce Lender to make the Loan upon the terms and conditions set forth in the Term Note, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guaranties to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of all of Borrower's obligations under the Term Note (collectively, the "OBLIGATIONS"), and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Term Note. Notwithstanding the foregoing, Guarantor's obligations under this Guaranty shall be limited to the amount of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00).




H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd

                  (b) Any reduction in the Obligations shall reduce the liability of Guarantor under this Guaranty pro tanto only if, and to the extent,
(i) such Obligations are less than $300,000.00 (if reductions have occurred through the payment (by any party other than Guarantor or realization of any collateral for the Obligations), or (ii) the reduction is from a payment by Guarantor under this Guaranty.

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





H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd

     6. This is intended to be and shall be construed as a continuing guaranty and shall remain in full force and effect and shall be binding in accordance with and to the extent of its terms upon Guarantor and Guarantor's heirs and assigns, and shall inure to the benefit of Lender, and its successors, endorsees, transferees and assigns.

     7. If all or any part of the Obligations of Borrower to Lender are not paid when due, Guarantor hereby guaranties that he will pay the same to Lender, upon demand, without set-off or counterclaim and without reduction by reason of any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature that are now or may hereafter be imposed, levied or assessed by any country, political subdivision or taxing authority, all of which will be for the account of and paid by Guarantor, and Lender need not first proceed to preserve, utilize or exhaust any other right or remedy against Borrower or any other guarantor or any security that Lender may have to obtain payment. The payment shall be made in immediately available funds to Lender's office at 2 Wisconsin Circle, Fourth Floor, Chevy Chase, Maryland 20815, Attention: Steven M. Curwin, Deputy General Counsel, or at such other place as Lender may designate in writing. Guarantor will not be called to make any payments on this Note until all efforts have been exhausted by Lender to collect on all collateral available to secure this note.

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

         9. Notice or demand to the parties shall be sufficiently given if in writing and personally delivered, or mailed by registered or certified first class mail, postage prepaid, return receipt requested, or sent by commercial courier against receipt, or by telecopier (with a confirming copy sent by regular mail) to the party intended and at the address or addresses specified below:

             GUARANTOR:  c/o PHC of Michigan, Inc.
                         200 Lake Street, Suite 102
                         Peabody, Massachusetts 01960
                         Telephone:  (978) 536-2777
                         Telecopier: (978) 536-2677

             LENDER:     2 Wisconsin Circle
                         Fourth Floor
                         Chevy Chase, Maryland 20815
                         Telephone:  (301) 961-1640
                         Telecopier: (301) 664-9866
                         Attention:   Steven M. Curwin, Deputy General Counsel



H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd

     Any party may designate a change of address by notice in writing to the other parties, such notice to be effective ten (10) days after mailing or delivery as provided in this Section 9.

     10. Each person constituting Guarantor hereby represents, warrants, and covenants to Lender:

                  (a) Guarantor has the full right, power and authority to enter into this Guaranty.

                  (b) The execution, delivery and performance of this Guaranty will not violate any provision of law or any order of any court or governmental agency or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which he is a party or by which he may be bound.

                  (c) Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon his financial condition.

                  (d) The financial statements of Guarantor previously delivered to Lender are true, correct and complete and fairly present the financial condition of Guarantor as of the date thereof. There are no material unrealized or anticipated liabilities, direct or indirect, fixed or contingent, of Guarantor as of the dates of such financial statements which are not reflected therein or in the notes thereto. There has been no material adverse change in the financial condition of Guarantor since the date of such financial statements of Guarantor delivered to Lender.

                  (e) No license, consent or approval of, or filing with, any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates- and authorizations of all governmental agencies and authorities required by law to enable him to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

     11. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by Lender.






H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd

     12. The obligations of Guarantor under this Guaranty shall continue in full force and effect and shall remain in operation until all of the Obligations shall have been paid in full or otherwise fully satisfied, and continue to be effective or be reinstated, as the case may be, if at any time payment or other satisfaction of any of the Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of Borrower, or otherwise, as though such payment had not been made or other satisfaction occurred. No invalidity, irregularity or unenforceability by reason of applicable bankruptcy laws or any other similar law, or any law or order of any government or governmental agency purporting to reduce, amend or otherwise affect, the Obligations, shall impair, affect, be a defense to or claim against the obligations of Guarantor under this Guaranty.

     13. In addition to his guaranty of Borrower's payment of the Obligations and Borrower's performance of all covenants, obligations and agreements contained in the Term Note, Guarantor shall pay all actual costs and expenses (including reasonable attorney's fees) paid or incurred by Lender in connection with the enforcement of this Guaranty.

     14. Guarantor hereby agrees to execute any and all further documents, agreements, and instruments, and take all further actions, that Lender shall reasonably request to effectuate or further preserve, evidence, perfect or protect the rights purported to be created in favor of Lender under this Guaranty.

     15. Guarantor hereby assumes responsibility for keeping himself informed of the financial condition of Borrower, and any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Obligations, or any part of the Obligations, that diligent inquiry would reveal, and Guarantor hereby agrees that Lender shall have no duty to advise Guarantor of information known to Lender regarding such condition or any such circumstances. If Lender, in its sole discretion, undertakes at any time or from time to time to provide any such information to Guarantor, Lender shall be under no obligation (i) to undertake any investigation not a part of its regular business routine, (ii) to disclose any information that, pursuant to accepted or reasonable commercial finance practices, Lender wishes to maintain confidential, or (iii) to make any other or future disclosures of such information or any other information to Guarantor.

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


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd

     18. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MARYLAND, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS. IF ANY ACTION ARISING OUT OF THIS GUARANTY IS COMMENCED BY LENDER IN THE STATE COURTS OF THE STATE OF MARYLAND OR IN THE U.S. DISTRICT COURT FOR THE DISTRICT OF MARYLAND, GUARANTOR HEREBY CONSENTS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUCH ACTION AND TO THE LAYING OF VENUE IN THE STATE OF MARYLAND. ANY PROCESS IN ANY SUCH ACTION SHALL BE DULY SERVED IF MAILED BY REGISTERED MAIL, POSTAGE PREPAID, TO GUARANTOR AT HIS ADDRESS SET FORTH IN SECTION 9 OF THIS GUARANTY.

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

H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd


                               [SIGNATURES FOLLOW]

     IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.


WITNESS:                                        GUARANTOR:



/s/  T. Bates                                   By:  /s/  Bruce A. Shear
                                                          President


____________________________
Name:


H\WP\LEGAL\CLIENTS\PHCMICH\Nov99\2Guarindsec.wpd