Form 10-Q/A
period 1999-12-31
PHC INC /MA/
filed 2000-05-03
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

(Mark
One)

 |X| QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

  |_|  TRANSITION  REPORT  UNDER  SECTION  13  OR 15  (d)  OF  THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  ____________  TO
     -----------


 COMMISSION FILE NUMBER     0-22916
                           -----------


                                    PHC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                        04-2601571
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

200 Lake Street, Suite 102, Peabody MA                             01960
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


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check one):
Yes______   No      X
               ------

                                   PHC, INC.

PART I.     FINANCIAL INFORMATION

     Item 1. Financial information is being amended to reflect the quarter ended December 1998 facility closing and relocation expenses as operating expenses as shown in the fiscal year end reports.

     Financial information is being amended to separately identify deferred expenses of the closed Quality Care Centers of Massachusetts, Inc., Franvale Nursing and Rehabilitation Center, which was previously included in other assets.

     Notes to the condensed consolidated financial statements are being expanded to include additional disclosure regarding amounts due from the unrelated Professional Corporation, Shliselberg Physicians Services, P.C.

     Notes to the condensed consolidated financial statements are being expanded to include the segment information disclosure required by SFAS 131.

Item 2.
           Management's Discussion and Analysis or Plan of Operation is being amended to discuss the increase in other assets and it's effect on future financial statements.





Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
                      PHC INC. AND SUBSIDIARIES (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                      DEC. 31           JUNE 30
                                                      -------           -------
                                                        1999              1999
                                                        ----              ----
                  ASSETS
Current assets:
  Cash & Cash Equivalents                               $  25,034     $ 381,170
  Accounts receivable, net of allowance for bad
    debts of $3,398,687 at Dec. 31, 1999,
    $3,647,848 at June 30, 1999                         5,582,163     6,343,227
   Prepaid expenses                                       177,949       101,865
   Other receivables and advances                         234,924       334,155
   Deferred Income Tax Asset                              459,280       459,280
   Other Receivables, related party                        77,245        53,517
                                                          -------       -------
       Total current assets                             6,556,595     7,673,214
Accounts Receivable, noncurrent                           632,500       595,000
Other receivables, noncurrent, related party, net
  of allowance for doubtful accounts of $948,533 at
  Dec 31, 1999 and $782,000 at June 30, 1999            2,987,338     2,908,113
Other Receivable                                          106,152       109,165
Property and equipment, net                             1,425,081     1,483,319
Deferred income taxes                                     154,700       154,700
Deferred financing costs, net of amortization of
  $73,395 at Dec. 31, 1999 and $64,041 at June 30, 1999    35,713        45,067
Goodwill, net of accumulated amortization of
  $169,760 at Dec. 31, 1999 and $116,900 at June 30,
  1999                                                  1,708,215     1,761,075
Deferred costs related to discontinued operations         530,397       219,443
Other assets                                               99,462        78,338
                                                         ---------    ---------
     Total assets                                     $14,236,153   $15,027,434
                                                     ============   ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $1,812,022    $1,832,750
  Notes payable--related parties                          200,000       200,000
  Current maturities of long term debt                    795,170     1,286,318
  Revolving credit note                                 1,047,867     1,669,830
  Current portion of obligations under capital
    leases                                                118,292        60,815
  Accrued payroll, payroll taxes and benefits             314,505       333,955
  Accrued expenses and other liabilities                1,357,556     1,459,290
  Net current liabilities of discontinued
    operations                                          2,641,537     2,641,537
                                                        ---------    ----------
     Total current liabilities                          8,286,949     9,484,495
                                                        ----------    ---------
Long-term debt                                          2,614,409     1,730,230
Obligations under capital leases                          159,193        51,657
Convertible debentures                                    500,000       500,000
                                                        ----------    ---------
  Total noncurrent liabilities                          3,273,602     2,281,887
                                                        ----------    ---------
  Total liabilities                                    11,560,551    11,766,382

Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, 781 and 813 shares issued and
    outstanding Dec. 1999 and June 1999 respectively            8             8
  Class A common stock, $.01 par value; 20,000,000
    shares authorized, 5,749,642 and 5,612,930 shares
    issued Dec. 1999 and June 1999 respectively            57,496        56,129
  Class B common stock, $.01 par value; 2,000,000 shares
    authorized, 727,170 and 727,210 issued Dec. 99 and
    June 99 respectively, convertible into one share of
    Class A common stock                                    7,272         7,272
  Additional paid-in capital                           16,074,670    15,967,176
  Treasury stock, 2,776 shares at cost                    (12,122)      (12,122)
  Accumulated Deficit                                 (13,451,722)  (12,757,411)
                                                      ------------  ------------
  Total Stockholders' Equity                            2,675,602     3,261,052
                                                      ------------  ------------
      Total Liabilities and Stockholders' Equity      $14,236,153   $15,027,434
                                                      ------------  ------------

                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                    DECEMBER 31               DECEMBER 31
                                    -----------               -----------
                                 1999        1998         1999        1998
                                         (as restated)           (as restated)
Revenues:
     Patient Care, net       $4,106,185   $4,315,192   $8,057,683    $8,791,930
   Management Fees              227,831      197,389      493,235       396,842
   Other                        154,735      237,769      320,642       472,873
                             ----------   ----------   ----------    ----------
       Total revenue          4,488,751    4,750,350    8,871,560     9,661,645
                             ----------   ----------   ----------    ----------
 Operating expenses:
   Patient care expenses      2,211,866    2,354,785    4,337,274     4,662,836
   Cost of management
     contracts                  105,860      130,847      217,766       259,012
   Provision for doubtful
     accounts                   630,036      788,130    1,068,388     1,144,320
   Website expenses             213,785           --      347,840          --
   Administrative expenses    1,848,759    2,253,577    3,477,268     4,159,494
                             ----------   ----------   ----------    ----------
     Total operating
       expenses               5,010,306    5,527,339    9,448,536    10,225,662
                             ----------   ----------   ----------    ----------
Loss from operations           (521,555)    (776,989)    (576,976)     (564,017)
                             ----------   ----------   ----------    ----------

Interest income                 101,735      129,366      198,176       238,748
Other income                     36,065       34,578      126,061        38,920
Interest expense               (194,410)    (460,122)    (385,278)     (772,434)

     Total other expenses       (56,510)    (296,178)     (61,041)     (494,766)

Loss before Provision for
   Taxes                       (578,165)  (1,073,167)    (638,017)   (1,058,783)
Provision for Income Taxes           --           --          100           911
                             ----------   ----------   ----------    ----------
Loss from Operations         $ (578,165) $(1,073,167)  $ (638,117)  $(1,059,694)
                             ----------   ----------   ----------    ----------
Dividends                       (43,733)     (15,265)     (56,196)      (29,809)
                             ----------   ----------   ----------    ----------
Loss applicable to common
  shareholders               $ (621,898) $(1,088,432)  $ (694,313)  $(1,089,503)

Basic and diluted (loss) per
  common share               $    (0.09) $     (0.19)  $    (0.11)  $     (0.19)

Basic and diluted weighted
  average number of shares
  outstanding                 6,380,958    5,896,659    6,359,254     5,778,239
                 See Notes to Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31
                                                       1999              1998
                                                       ----              ----
                                                                   (as restated)
Cash flows from operating activities:
  Net (loss)                                         $(638,117)     $(1,059,694)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                        163,444          161,421
  Compensatory stock options and stock and warrants
    issued for obligations                              67,797          143,738
  Changes in:
    Accounts Receivable                                722,855          519,722
    Prepaid expenses and other current assets          (76,084)        (179,597)
    Other assets                                      (332,078)         (14,760)
    Accounts payable                                   (20,728)         447,358
    Accrued expenses and other liabilities            (121,184)        (321,564)
                                                       ---------      ---------
Net cash used in operating activities                 (234,095)        (303,376)
                                                      ---------       ---------
Cash flows from investing activities:
  Acquisition of property and equipment                (53,313)        (123,227)
  Disposition of property, equipment and
    intangibles                                             --          341,929
                                                       --------        --------
Net cash provided by (used in) investing activities    (53,313)         218,702
                                                       --------        --------
Cash flows from financing activities:
  Revolving debt, net                                 (621,963)         (56,871)
  Net debt activity                                    558,044          (35,509)
  Deferred financing costs                                  --           (7,202)
  Preferred stock dividends paid                        (4,809)         (30,020)
  Convertible debt                                          --          500,000
                                                       --------        --------
Net cash provided by (used in) financing activities    (68,728)         370,398
                                                       --------        --------

NET INCREASE (DECREASE) IN CASH                       (356,136)         285,724
Beginning cash balance                                 381,170          227,077
                                                       --------        --------
ENDING CASH BALANCE                                     25,034          512,801
                                                       --------        --------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                     $400,278         $562,046
         Income taxes                                   35,500           51,195

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Conversion of Preferred Stock to Common Stock      $50,000          $40,000
    Issuance of Preferred Stock in lieu of cash
      for Dividends due                                $18,000          $33,000
    Issuance of Common Stock in lieu of cash for
      for Dividends due                                $33,386          $     0

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

   The Company also amended the December 31, 1998 financial information to reverse the recognition of part of the gain related to the liquidation of assets of Quality Care Centers of Massachusetts, Inc. having determined that it was more appropriate to defer recognition of any gain until final resolution of all contingent liabilities. The accompanying balance sheet includes approximately $2,600,000 in current liabilities and $530,000 in deferred expenses related to the closing of the Quality Care Centers of Massachusetts facility, Franvale. The deferred expenses are from various litigations brought against the subsidiary, which except for the Massachusetts litigation, have been settled and related legal costs. The Company anticipates that the final case pending, which was filed by the State of Massachusetts, will result in additional costs of less than the reserves available when all cases are settled. Based on existing facts and conditions we anticipate that the elimination of this liability will result in a non-cash gain and a substantial increase in net worth. (See "Part II, Item 1, Legal Proceedings" for details regarding the case filed by the State of Massachusetts)

Note D - Receivable due from unrelated Professional Corporation

     On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. Also, in connection with the merger, another entity was formed, Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. ("Shliselberg"), to acquire the assets of the medical practices theretofore serviced by Behavioral Health Centers, Inc.. The Company advanced Shliselberg the funds to acquire those assets and at December 31, 1999 Shliselberg owed the Company $3,935,871 which includes in addition to acquisition costs, management fees of approximately $2,090,735 and interest on the advances of approximately $765,921. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. The Company increased the reserve to $782,000 in the fiscal year ended June 30, 1999 and to $948,533 through December 31, 1999. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent. The Company has no ownership interest in Shliselberg.

Note E - Business Segment Information

     The Company's nine operating business units have separate management teams and infrastructures that offer behavioral health treatment through different delivery systems as presented in Note A above. As allowed by Statement of Financial Accounting Standards 131, Harbor Oaks Hospital, Highland Ridge
Hospital, Harmony Healthcare, North Point-Pioneer, Mount Regis Center, BSC-NY and Total Concept have been aggregated. None of the other operating units of the Company exceed the quantitative thresholds of the Standard for separately reporting segment information. Accordingly the following information is presented as required by SFAS 131:

                                   AGGREGATED       ALL
                                    SEGMENTS       OTHERS         TOTAL
   FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999
   REVENUES                       $8,490,918      $380,642      $8,871,560
   SEGMENT PROFIT (LOSS)            (898,308)      260,191        (638,117)
   TOTAL ASSETS                   12,531,345     1,704,808      14,236,153
   DEPRECIATION & AMORTIZATION       134,080        29,364         163,444

   FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1998
   REVENUES                      $ 8,599,565    $1,062,080      $9,661,645
   SEGMENT PROFIT (LOSS)            (963,273)      (96,421)     (1,059,694)
   TOTAL ASSETS                   14,030,690     2,608,224      16,638,914
   DEPRECIATION & AMORTIZATION       124,512        36,909         161,421

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

      Patient care expenses decreased 6.1% to $2,211,866 for the three months ended December 31, 1999 from $2,354,785 for the three months ended December 31, 1998 and 7.0% to $4,337,274 for the six months ended December 31, 1999 from $4,662,836 for the six months ended December 31, 1998. This decrease in expenses is a result of the closing of the Virginia clinics, continued operational changes at all subsidiaries and expected decreases related to the decline in revenues. Administrative expenses decreased 3.3% to $1,848,759 for the three months ended December 31, 1999 from $1,911,648 for the three months ended December 31, 1998 and 8.9% to $3,477,268 for the six months ended December 31, 1999 from $3,817,565 for the six months ended December 31, 1998. The December 31, 1998 Administrative expenses used for comparison exclude $341,929 in facility relocation and closing costs. Administrative expense decreases were primarily a result of the closing of the Virginia clinics. This current level of administrative expenses is expected to be the new normal level since the results of the streamlining of operations has been fully affected.

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

     During the six months ended December 31, 1999 we increased deferred costs related to discontinued operations by $310,954 to $530,397. These costs represent additional legal fees paid and accrued as a result of the ongoing Quality Care Centers of Massachusetts litigation and investigation. This amount will be offset by this discontinued segments liabilities of $2,641,537 when the bankruptcy proceedings of that subsidiary have been finalized.

      We also increased other asset by 26% to $99,462 as of December 31, 1999. This is directly related to increases in deposits on expanded leased property and deferred costs related to equity financing for Behavioralhealthonline.com.

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

      During the quarter ended December 31, 1999 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

 DATE  TRANSACTION TYPE  NUMBER   PROCEEDS    MATURITY     TERMS        STATUS
                          OF                    DATE
                          SHARES

 10/99 Warrants issued    37,500         0   07/05/2004   exercise   outstanding
       for                                                price
       investment                                         $1.45
       banking
       services
       including
       assisting in
       identifying
       potential
       equity
       investors for
       Behavioral
       Health Online,
       Inc.

 11/99 Revolving term       0     $979,000   11/30/2001   prime plus outstanding
       Note maximum               ($579,000               5% annual
       advance                    paid off                interest rate
       $1,000,000.                existing                plus 1%
       Secured by a               debt                    annual
       Restated                   and                     commitment
       Mortgage on the            $400,000                fee
       Michigan                   advanced
       property and               for
       Guarantees of              working
       the Parent                 capital)
       Company and its
       Chief Executive
       Officer.

     We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Although our existing operations are operating at a profit, expenses incurred by our non-revenue producing start-up Company, Behavioral Health Online, Inc., cause negative cash flow from operations and create the need for additional financing. We are currently aggressively pursuing financing for our website operations to help relieve the strain on cash flow from our behavioral health facilities. If financing for our website operations does not become available in the near future or should our existing operations result in unanticipated losses, we may be required to borrow funds on less favorable terms than have been available in the past.


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


                                          PHC, Inc.
                                          Registrant


Date: May 2, 2000                         /s/ Bruce A. Shear
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer




Date: May 2, 2000                         /s/ Paula C. Wurts
                                              Paula C. Wurts
                                              Controller
                                              Assistant Treasurer