Form 10-Q/A
period 1999-12-31
PHC INC /MA/
filed 2000-05-09
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A2

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

                                      PHC, Inc.

PART I.     FINANCIAL INFORMATION

Item 1. Note E to the condensed consolidated financial statements is being amended to correct segment information previously reported.




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

                                   AGGREGATED       ALL
                                    SEGMENTS       OTHERS         TOTAL
   FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999
   REVENUES                       $8,490,918      $380,642      $8,871,560
   SEGMENT PROFIT (LOSS)             302,755      (940,872)       (638,117)
   TOTAL ASSETS                   12,531,345     1,704,808      14,236,153
   DEPRECIATION & AMORTIZATION       134,080        31,331         165,411

   FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1998
   REVENUES                      $ 8,599,565    $1,062,080      $9,661,645
   SEGMENT PROFIT (LOSS)             177,914    (1,237,608)     (1,059,694)
   TOTAL ASSETS                   14,030,690     2,608,224      16,638,914
   DEPRECIATION & AMORTIZATION       124,512        36,909         161,421

     Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant


Date: May 9, 2000                         /s/ Bruce A. Shear
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer




Date: May 9, 2000                         /s/ Paula C. Wurts
                                              Paula C. Wurts
                                              Controller
                                              Assistant Treasurer