Form 10-Q
period 2000-03-31
PHC INC /MA/
filed 2000-05-12
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER  0-22916
                        -------

                                    PHC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                      04-2601571
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

200 Lake Street, Suite 102, Peabody MA                          01960
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  978-536-2777
                           (ISSUER'S TELEPHONE NUMBER)

-------------------------------------------------------------------------------
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

Number of shares outstanding of each class of common equity, as of April 30, 2000:

      Class A Common Stock    7,009,779
      Class B Common Stock      727,170


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
 (Check one):
 Yes______ No __X__

                                    PHC, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2000 and June 30, 1999.

          Condensed Consolidated Statements of Operations - Three months ended March 31, 2000 and March 31, 1999; Nine months ended March 31, 2000 and March 31, 1999.

          Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2000 and March 31, 1999.

          Notes to Condensed Consolidated Financial Statements - March 31, 2000.

Item 2.   Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

Item 6.   Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                            PHC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       MARCH 31,      JUNE 30,
                                                         2000          1999
                                                       --------       --------
                  ASSETS                              (unaudited)
Current assets:
  Cash & cash equivalents                              $ 172,852     $ 381,170
  Accounts receivable, net of allowance for bad
    debts of $3,374,100 at March 31, 2000,
    $3,647,848 at June 30, 1999                        6,634,608     6,343,227
   Prepaid expenses                                      162,284       101,865
   Other receivables and advances                        232,462       334,155
   Deferred income tax asset                             459,280       459,280
   Other receivables, related party                       77,245        53,517
                                                       _________     _________
       Total current assets                            7,738,731     7,673,214
Accounts receivable, noncurrent                          639,000       595,000
Other receivables, noncurrent, related party, net
    of allowance for doubtful accounts of $1,162,287
    at March 31, 2000 and $782,000 at June 30, 1999    3,211,891     2,908,113
Other receivable                                         128,721       109,165
Property and equipment, net                            1,377,816     1,483,319
Deferred income taxes                                    154,700       154,700
Deferred financing costs, net of amortization of
    $77,072 at March 31, 2000 and $64,041 at June 30,
    1999                                                  32,036        45,067
Goodwill, net of accumulated amortization of
    $195,642 at March 31, 2000 and $116,900 at June
    30, 1999                                           1,682,334     1,761,075
Deferred costs related to discontinued operations        546,778       219,443
Other assets                                             100,849        78,338
                                                     ___________   ___________
     Total assets                                    $15,612,856   $15,027,434
                                                     ===========   ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 1,684,353   $ 1,832,750
  Notes payable--related parties                         200,000       200,000
  Current maturities of long term debt                 1,827,246     1,286,318
  Revolving credit note                                1,914,641     1,669,830
  Current portion of obligations under capital
    leases                                                79,543        60,815
  Accrued payroll, payroll taxes and benefits            360,315       333,955
  Accrued expenses and other liabilities               1,584,578     1,459,290
  Net current liabilities of discontinued
    operations                                         2,641,537     2,641,537
                                                     ___________    __________
     Total current liabilities                        10,292,213     9,484,495
                                                     ___________    __________
Long-term debt                                         1,371,679     1,730,230
Obligations under capital leases                         168,800        51,657
Convertible debentures                                   500,000       500,000
                                                     ___________    __________
  Total noncurrent liabilities                         2,040,479     2,281,887
                                                     ___________     __________
  Total liabilities                                   12,332,692    11,766,382
                                                     ___________     __________
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized, 813 shares issued and
    outstanding June 1999                                     --             8
  Class A common stock, $.01 par value; 20,000,000
    shares authorized, 7,005,404 and 5,612,930
    shares issued March 2000 and June 1999,
    respectively                                          70,054        56,129
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 727,170 and 727,210 issued
    March 2000 and June 1999 respectively, convertible
    into one share of Class A common Stock                 7,272         7,272
  Additional paid-in capital                          16,631,381    15,967,176
  Treasury stock, 2,776 shares at cost                   (12,122)      (12,122)
  Accumulated deficit                                (13,416,421)  (12,757,411)
                                                     ___________   ____________
  Total stockholders' equity                           3,280,164     3,261,052
                                                     ___________  _____________
      Total liabilities and stockholders' equity     $15,612,856   $15,027,434
                                                     ===========  ============

            See Notes to Condensed Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      MARCH 31                  MARCH 31
                                 2000         1999         2000         1999
                                         (as restated)           (as restated)
                           ___________________________________________________
Revenues:
   Patient Care, net        $5,541,406   $4,333,651   $13,599,089  $13,125,581
   Management Fees             290,192      122,141       783,427      518,983
   Other                       148,434      254,092       469,076      726,965
                            __________   __________    __________   __________
       Total revenue         5,980,032    4,709,884    14,851,592   14,371,529
                            __________   __________    __________   __________
Operating expenses:
   Patient care expenses     2,485,483    2,165,868     6,822,757    6,828,704
   Cost of management
     contracts                 147,133      130,292       364,899      389,304
   Provision for doubtful
     accounts                  560,641      275,263     1,629,029    1,419,583
   Website expenses            200,817           --       548,657           --
   Administrative expenses   1,895,836    1,808,024     5,373,104    5,967,518
                             __________   __________    __________   __________
     Total operating
       expenses              5,289,910    4,379,447    14,738,446   14,605,109
                             __________   __________    __________   __________
Income (loss)from operations   690,122      330,437       113,146     (233,580)
                             __________   __________    __________   __________

Interest income                111,604      118,258       309,780      357,006
Other income                    35,874       19,286       161,935       58,206
Interest expense              (215,793)    (240,612)     (601,071)  (1,013,046)
                             __________   __________    __________   __________
     Total other expenses      (68,315)    (103,068)     (129,356)    (597,834)
                             __________   __________    __________   __________
Income (loss) before
  Provision for Taxes          621,807      227,369       (16,210)    (831,414)
Provision for Income Taxes      53,189       43,724        53,289       44,635
                             __________   __________    __________   __________
Net income (loss)            $ 568,618    $ 183,645    $  (69,499)  $ (876,049)
                              =========   =========    ===========  ===========

BASIC AND DILUTED EARNINGS PER SHARE

Net income (loss)            $ 568,618    $ 183,645    $  (69,499)  $ (876,049)

Preferred stock dividends     (533,318)     (62,547)     (589,514)     (92,356)
                             __________   __________    __________   __________
Income (loss)applicable to
  common shareholders         $ 35,300    $ 121,098    $ (659,013)  $ (968,405)
                              =========   =========    ===========  ===========
Basic income (loss) per
  common share                $   0.00     $   0.02    $    (0.10)  $    (0.16)

Basic weighted average number
  shares outstanding         7,225,013    6,182,204     6,645,742    5,910,928

Diluted income (loss) per
  common share                $   0.00     $   0.02    $    (0.10)  $    (0.16)

Diluted weighted average number
    of shares outstanding    7,651,468    6,194,456     6,645,742    5,910,928

            See Notes to Condensed Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31
                                                          2000       1999
                                                                 (as restated)
                                                  _____________________________
Cash flows from operating activities:
  Net loss                                             $(69,499)     $(876,049)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                         249,474        249,483
  Compensatory stock options, stock and warrants
    issued for obligations                              104,490        174,234
  Changes in:
    Accounts Receivable                                (580,750)       325,224
    Prepaid expenses                                    (60,419)      (165,512)
    Other assets                                       (349,846)        69,859
    Accounts payable                                   (148,397)       194,736
    Accrued expenses and other liabilities              151,648       (152,036)
                                                      __________    ___________
Net cash used in operating activities                  (703,299)      (180,061)
                                                      __________    ___________
Cash flows from investing activities:
  Acquisition of property and equipment                 (64,231)      (150,420)
   Disposition of property, equipment and
     intangibles                                             --        363,104
                                                      __________    ___________
Net cash provided by (used in)investing activities      (64,231)       212,684
                                                      __________    ___________

Cash flows from financing activities:
  Revolving debt, net                                   244,811       (283,181)
  Net debt activity                                     318,248       (344,550)
  Deferred financing costs                               (5,288)        (3,319)
  Preferred stock dividends paid                         (4,809)        (5,712)
  Issuance of common stock                                6,250         15,011
  Convertible debt                                           --        500,000
                                                      __________    ___________
Net cash provided by (used in)financing activities      559,212       (121,751)
                                                      __________    ___________
NET DECREASE IN CASH                                   (208,318)       (89,128)
Beginning cash balance                                  381,170        227,077
                                                      __________    ___________
ENDING CASH BALANCE                                    $172,852       $137,949
                                                      ==========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                      $616,071       $802,549
         Income taxes                                    88,689         94,919

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Conversion of preferred stock to common stock    756,346        185,571
       Issuance of preferred stock in lieu of cash
         dividends                                       33,386         44,000
       Issuance of common stock in lieu of cash
         dividends                                      551,319         54,447

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - THE COMPANY

     PHC, Inc. and its wholly owned subsidiaries (the "Company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

     (1) BEHAVIORAL HEALTH TREATMENT SERVICES, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     (2) BEHAVIORAL HEALTH ADMINISTRATIVE SERVICES, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries and BSC-NY, Inc., a subsidiary of PHC, Inc., provides management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area. Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads; and

     (3) BEHAVIORAL HEALTH ONLINE SERVICES, which includes behavioral health education, training and products for the behavioral health professional, through its website behavioralhealthonline.com.

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

NOTE B - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The accompanying financial statements should be read in conjunction with the June 30, 1999 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on October 13, 1999 as amended on October 20, 1999 and November 29, 1999.

NOTE C - RESTATEMENT OF MARCH 31, 1999 FINANCIAL INFORMATION

     In December 1998 the Company issued $500,000 in convertible debentures together with 25,000 warrants and 105,000 warrants in lieu of cash for professional fees. In error the value of these warrants was not charged as an expense during the December 31, 1998 and March 31, 1999 quarters as required. The Company has amended the December 31, 1998 and March 31, 1999 financial information to reflect the Black-Scholes value of these warrants as additional expense of $69,357 and $31,400 respectively.

     The Company also amended the December 31, 1998 financial information to reverse the recognition of part of the gain related to the liquidation of assets of Quality Care Centers of Massachusetts, Inc. having determined that it was more appropriate to defer recognition of any gain until final resolution of all contingent liabilities. The accompanying balance sheet includes approximately $2,600,000 in current liabilities and $545,000 in deferred expenses related to the closing of the Quality Care Centers of Massachusetts facility, Franvale. The deferred expenses are from various litigations brought against the subsidiary, which except for the Massachusetts litigation, have been settled and related legal costs. The Company anticipates that the final case pending, which was filed by the State of Massachusetts, will result in additional costs of less than the reserves available when all cases are settled. Based on existing facts and conditions we anticipate that the elimination of this liability may result in a non-cash gain and an increase in net worth. (See our 10-QSB for December 31, 1999 filed with the commission on February 14, 2000, "Part II, Item 1, Legal Proceedings" for details regarding the case filed by the State of Massachusetts)

NOTE D - RECEIVABLE DUE FROM UNRELATED PROFESSIONAL CORPORATION

     On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. Also, in connection with the merger, another entity was formed, Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. ("Shliselberg"), to acquire the assets of the medical practices theretofore serviced by Behavioral Stress Centers, Inc. The Company advanced Shliselberg the funds to acquire those assets and at March 31, 2000 Shliselberg owed the Company $4,374,178 which includes in addition to acquisition costs, management fees of approximately $2,350,927 and interest on the advances of approximately $868,770. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. The Company increased the reserve to $782,000 in the fiscal year ended June 30, 1999 and to $1,162,287 through March 31, 2000. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent. The Company has no ownership interest in Shliselberg.

NOTE E - BUSINESS SEGMENT INFORMATION

     The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company's segment data:

                          Behavioral Health
                   Treatment  Administrative  Online
                   Services     Services     Services  Eliminations    Total
_______________________________________________________________________________
For the nine
 months ended March
 31, 2000
Revenues - external
  customers          $13,599,089  $1,252,503       $--         $--  $14,851,592
Revenues -
  intersegment               --   1,342,000         --  (1,342,000)          --
Net income (loss)        231,107     248,051  (548,657)         --      (69,499)
Total  assets          9,988,294  25,366,980    18,931 (19,761,349)  15,612,856

For the nine
 months ended March
 31, 1999
Revenues - external
 customers            12,587,893   1,783,636        --          --   14,371,529
Revenues -
  intersegment                --   1,203,000        --  (1,203,000)          --
 Net loss               (608,183)   (267,866)       --          --     (876,049)
 Total assets         10,203,994  24,992,297        -- (19,259,430)   15,936,861

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           PHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net patient care revenue increased 27.9% to $5,541,406 for the three months ended March 31, 2000 from $4,333,651 for the three months ended March 31, 1999 and 3.6% to $13,599,089 for the nine months ended March 31, 2000 from $13,125,581 for the nine months ended March 31, 1999. This increase in revenue is due to a 29.8% increase in census in our in patient facilities and the expansion of treatment services at our chemical dependency facility in Salt Lake City Utah to include dual diagnosis patients. During this period of increased inpatient census, we also experienced a substantial increase in out patient visits. The quarter ended March 31, 2000 also provided more services to private pay patients and fewer patients paid under lower rate contracts than in most prior periods providing for a more profitable payor mix.

     Patient care expenses increased 14.8% to $2,485,483 for the three months ended March 31, 2000 from $2,165,868 for the three months ended March 31, 1999 due to the increased costs of salaries, drugs, laboratory tests, food and other hospital supplies related to the increase in census. Although there was an increase in patient revenues for the nine months ended March 31, 2000 over the same period in 1999, we experienced small decrease in patient care expenses for the nine months ended March 31, 2000 due to recent streamlining and consolidation of operations in prior quarters. Administrative expenses, excluding bad debt and website expenses, have also increased 4.9% to $1,895,836 for the three months ended March 31, 2000 from $1,808,024 for the three months ended March 31, 1999. This increase is primarily due to increased corporate marketing expenses and increased consultant and maintenance costs related to our Salt Lake City Utah facility. Administrative costs for the nine months ended March 31, 2000 decreased 10% to $5,373,104 from $5,967,518 for the nine months ended March 31, 1999. This decrease in expenses is also a result of the reengineering and streamlining of all operations.

     Website expenses include all costs relevant to the development and the operations of the Behavioralhealthonline.com website. These expenses are expected to continue to increase while the site is in development stages. The site is not expected to produce revenues until the final quarter of fiscal 2000. We are currently pursuing equity financing for the site development. The revenue of the website will include only commissions on the sale of products and services. A corresponding liability will be recorded at the time of the sale for the cost of the product or service due to the provider. This is necessary since the full amount of the sale will be charged to the end user and processed by Behavioralhealthonline.com.

     Interest expense decreased 40.6% to $601,071 for the nine months ended March 31, 2000 from $1,013,046 for the nine months ended March 31, 1999. This decrease is primarily due to one time interest charges on debt renewal and the charge of the black scholes value of warrants issued in connection with the renewal of the debt in the last fiscal year.

     Provision for taxes represents State income taxes. The company has recorded no provision for Federal income taxes for the nine months ended March 31, 2000 and 1999 due to available net operating loss carry forwards.

     Preferred stock dividends increased to $533,318 for the quarter ended March 31, 2000 from $62,547 for the quarter ended March 31, 1999. The increase in the price of the class A common stock in January prompted the conversion of all outstanding preferred stock. This preferred stock carried a minimum conversion price of $2.00 with an additional dividend due for the difference between the actual conversion price and the minimum conversion price. Dividends recorded in the quarter ended March 31, 2000 of $530,252 were a result of this minimum conversion price and were paid in restricted class A common stock.

     We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to receivables at approximately 32% which is evidenced by a 14.7% increase in bad debt expense for the nine months ended
March 31, 2000 over the same period last year. This amount is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debt due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $639,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

     During the nine months ended March 31, 2000 we increased deferred costs related to discontinued operations by $327,335 to $546,778. These costs represent additional legal fees paid and accrued as a result of the ongoing Quality Care Centers of Massachusetts litigation and investigation. This amount will be offset by this discontinued segments liabilities of $2,641,537 when the bankruptcy proceedings of that subsidiary have been finalized and result in increased equity in that amount.

     We also increased other assets by 28.7% to $100,849 as of March 31, 2000. This is directly related to increases in deposits on expanded leased property and deferred costs related to the equity financing for Behavioralhealthonline.com.

LIQUIDITY AND CAPITAL RESOURCES

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care increased during the quarter ended March 31, 2000 by 4.8%, approximately $335,381. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended March 31, 2000 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

     During the quarter ended March 31, 2000 the Company issued 1,221,860 shares of class A common stock in exchange for the remaining 781 shares of Series B Convertible Preferred Stock and $533,318 in dividends.

     In January 2000 the Company issued 13,572 shares of class A common stock in conjunction with a consultant agreement.

     In March 2000 the Company issued warrants to purchase 10,000 shares of class A common stock exercisable at $1.50 in exchange for $10,000 in consultant services provided to Behavioral Health Online, Inc.

      Also in the quarter ended March 31, 2000 the Company issued 12,330 shares of class A common stock as part of the employee stock purchase plan, 3,000 shares of class A common stock as an employee bonus and 5,000 shares of class A common stock upon the exercise of employee stock options at $1.25 each.

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

YEAR 2000 COMPLIANCE

     As reported in the company's December 31, 1999 10-QSB the required modifications to the Company's billing and receivable software were completed in a timely manner to preclude major problems with the change over to the eight-digit date on January 1, 2000. Some minor problems arose in the area of reporting, which were immediately corrected without any major delays in work progress.

     We did not experience any stoppage or delays in receipt of essential products nor were there any year 2000 equipment problems or utility service interruptions.

PART II         OTHER INFORMATION

ITEM 6.   EXHIBITS

EXHIBIT NO.                              DESCRIPTION

     4.34 Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and CCRI, Inc. and Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and M&K Partners both dated 3/3/97; replaces warrant for 160,000 shares dated 3/3/97 by and between PHC, Inc. and CCRI, Inc.


    10.70 Amendment number 1 to Loan and Security Agreement dated February 17, 2000 by and between PHC of Michigan, Inc., PHC, of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Heller Healthcare Finance, Inc., f/k/a HCFP Funding in the amount of $2,500,000. (Filed as exhibit to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on May 12, 2000. Commission file 0-22916)

    27.00 Financial Data Schedule

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHC, Inc. Registrant

Date:  May 12, 2000                             /s/ Bruce A. Shear
                                                    President
                                                    Chief Executive Officer

Date:  May 12, 2000                             /s/ Paula C. Wurts
                                                    Controller
                                                    Assistant Treasurer

Exhibit  4.34

REPLACES WARRANT FOR 160,000 SHARES DATED MARCH 3, 1997

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED OR SOLD EXCEPT (I) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT,
(II) TO THE EXTENT APPLICABLE, PURSUANT TO RULE 144 UNDER THE ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (III) UPON THE DELIVERY BY THE HOLDER TO THE COMPANY OF AN OPINION OF COUNSEL, REASONABLY SATISFACTORY TO COUNSEL TO THE ISSUER, STATING THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE.

                                    PHC, INC.

                          CONSULTANT WARRANT AGREEMENT

     THIS AGREEMENT is made and entered into as of this 3rd day of March 1997, by and between PHC, INC. (the "Company") and C.C.R.I. CORPORATION (the "Consultant") (together, the "Parties").

                                    RECITALS

     A. As of March 3, 1997, the Company and the Consultant entered into a Consulting Agreement, under which the Consultant received warrants to purchase common stock of the Company ("Common Stock").

     B. The Consulting Agreement provides for the issuance to Consultant of warrants to purchase 40,000 shares of the common stock of the Company, exercisable at a price of $1.00 per share.

     C. The Company has agreed to issue and the Consultant is desirous of obtaining the warrants on the terms and conditions herein contained.

     IT IS THEREFORE agreed by and between the parties, for and in consideration of the premises and the mutual covenants herein contained and for other good and valuable consideration, as follows:

     1. The Company hereby confirms and acknowledges that it has granted to the Consultant, on March 3 1997, warrants to purchase shares of Common Stock (the "Warrant") upon the terms and conditions herein set forth subject to the terms and conditions of the Consulting, Agreement. The Warrant shall have a 5 year life and is granted as compensation for services.

     2. The purchase price of the shares of Common Stock underlying the warrants which may be purchased pursuant to the Warrant is outline below.

     3. The Warrant shall continue for five years after the date of grant set forth in paragraph 1, unless sooner terminated or modified under the provisions of this Agreement or the Consulting Agreement, and shall automatically expire at midnight on the fifth anniversary of such date.

     4. The Warrant shall vest in equal increments of 40,000 shares exercisable as follows upon the occurrence of certain conditions set forth below:

     a. The Warrant shall become exercisable at a price of $1.00 per share as to 40,000 shares upon execution and delivery of this Warrant Agreement.

     5. The shares of Common Stock issuable upon exercise of the Warrant shall be included in a Registration Statement which shall be filed with the Securities and Exchange Commission to permit Consultant's public resale of any shares obtained upon exercise of the Warrant. The Company agrees to cause such Registration Statement to be filed prior to December 31, 1997, with the understanding that "consultant" warrants would be piggy-backed on any earlier Registrations initiated by the Company. Warrant issuance will require Board approval. The Company agrees to bear the reasonable costs and expenses of such registration, and the costs and expenses of obtaining the registration or qualification of the shares issuable upon exercise of the Warrant.

     6. Subject to the terms of paragraph 8 hereof, this Warrant shall be transferable upon surrender of this Warrant Agreement, with the form of assignment attached hereto duly executed by Consultant, to the Company at its office in the State of Massachusetts. Upon such surrender, the Company shall cause a Warrant Certificate containing terms identical to those of this Warrant Agreement, to be issued in the name of the transferee or transferees. If this Warrant Agreement is assigned in respect of less than all the shares covered hereby, Consultant shall be entitled to receive a new Warrant Agreement covering the number of shares not so assigned.

     7. Subject to the vesting requirements of paragraph 4 above, the Warrant may be exercised in whole or in part by delivering to the Company written notice of exercise on the Purchase Form included herein together with payment in full for the shares being purchased upon such exercise. The Company will, upon receipt of said notice and payment, issue or cause to be issued to the Consultant a stock certificate for the number of shares purchased hereby.

     8. The consultant represents and agrees that: (i) the Warrant shall not be exercisable unless the purchase of Warrant shares upon the exercise of the Warrant is pursuant to an applicable effective registration statement under the Securities Act of 1933 (the "Act"), or unless in the opinion of counsel for the Company, the proposed purchase of such Warrant shares would be exempt from the registration requirements of the Act, and from the qualification requirements of any state securities law; (ii) upon exercise of the Warrant, it will acquire the Warrant shares for its own account for investment and not with any intent or view to any distribution, resale or other disposition of the Warrant shares except as permitted hereby; (iii) it will not sell or transfer the Warrant shares, unless they are registered under the Act. The Company may require, as a condition of the exercise of the Warrant, that the consultant sign such further representations and agreements as it reasonably determines to be necessary or appropriate to assure and to evidence compliance with the requirements of the Act.

     9. In case the Company shall at any time subdivide (by way of a stock split or stock dividend) or combine the outstanding shares of Common Stock, the exercise price shall be forthwith proportionately decreased (in the case of subdivision) or increased (in the case of combination) and the number of shares of Common Stock deliverable upon the exercise of this Warrant shall be proportionately adjusted. If financing activities completed during the time period of this contract increase fully diluted capitalization by more than 25%, the before mentioned warrant numbers shall be increased proportionately. In the event of a reduction in exercise price, the date for this calculation shall correspond with the date of exercise price change.

     10. The Consultant shall have no rights as a stockholder with respect to the shares of Common Stock which may be purchased pursuant to the Warrant until such shares are issued to the Consultant.

     11. THIS AGREEMENT IS ENTERED INTO AND SHALL BE GOVERNED BY, CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MASSACHUSETTS.

     12. The terms and conditions contained in Consulting Agreement, and as it may be amended from time to time hereafter, are incorporated into and made a part of this Agreement by reference, as if the same were set forth herein in full, and all provisions of the Warrant are made subject to any and all terms of the Consulting Agreement.

     13. Any notice to be given under the terms of this Agreement shall be given in accordance with Section 10 of the Consulting Agreement.

     IN WITNESS WHEREOF, the parties have executed and delivered this Consultant Warrant Agreement as of the date first above mentioned.

                                    PHC, INC.

                                   By:  /s/  Bruce Shear
                                             Bruce Shear, C.E.O.


                                   C.C.R.I. CORPORATION

                                   By:  /s/  Malcolm McGuire
                                             Malcolm McGuire, President

                                    Address:
                                   3104 East Camelback Road,  Suite 539
                                   Phoenix, Arizona 85016

REPLACES WARRANT FOR 160,000 SHARES DATED MARCH 3, 1997

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED OR SOLD EXCEPT (I) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT,
(II) TO THE EXTENT APPLICABLE, PURSUANT TO RULE 144 UNDER THE ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (III) UPON THE DELIVERY BY THE HOLDER TO THE COMPANY OF AN OPINION OF COUNSEL, REASONABLY SATISFACTORY TO COUNSEL TO THE ISSUER, STATING THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE.

                                    PHC, INC.

                          CONSULTANT WARRANT AGREEMENT

     THIS AGREEMENT is made and entered into as of this 3rd day of March 1997, by and between PHC, INC. (the "Company") and C.C.R.I. Corporation (the "Consultant") (together, the "Parties") and has been assigned to M & K Partners (Assignee).

                                    RECITALS

     A. As of March 3, 1997, the Company and the Consultant entered into a Consulting Agreement, under which the Consultant received warrants to purchase common stock of the Company ("Common Stock").

     B. The Consulting Agreement provides for the issuance to Consultant of warrants to purchase 40,000 shares of the common stock of the Company, exercisable at a price of $1.00 per share.

     C. The Company has agreed to issue and the Consultant is desirous of obtaining the warrants on the terms and conditions herein contained.

     IT IS THEREFORE agreed by and between the parties, for and in consideration of the premises and the mutual covenants herein contained and for other good and valuable consideration, as follows:

     1. The Company hereby confirms and acknowledges that it has granted to the Consultant, on March 3 1997, warrants to purchase shares of Common Stock (the "Warrant") upon the terms and conditions herein set forth subject to the terms and conditions of the Consulting, Agreement. The Warrant shall have a 5 year life and is granted as compensation for services.

     2. The purchase price of the shares of Common Stock underlying the warrants which may be purchased pursuant to the Warrant is outline below.

     3. The Warrant shall continue for five years after the date of grant set forth in paragraph 1, unless sooner terminated or modified under the provisions of this Agreement or the Consulting Agreement, and shall automatically expire at midnight on the fifth anniversary of such date.

     4. The Warrant shall vest in equal increments of 40,000 shares exercisable as follows upon the occurrence of certain conditions set forth below:

     a. The Warrant shall become exercisable at a price of $1.00 per share as to 40,000 shares upon execution and delivery of this Warrant Agreement.

     5. The shares of Common Stock issuable upon exercise of the Warrant shall be included in a Registration Statement which shall be filed with the Securities and Exchange Commission to permit Consultant's public resale of any shares obtained upon exercise of the Warrant. The Company agrees to cause such Registration Statement to be filed prior to December 31, 1997, with the understanding that "consultant" warrants would be piggy-backed on any earlier Registrations initiated by the Company. Warrant issuance will require Board approval. The Company agrees to bear the reasonable costs and expenses of such registration, and the costs and expenses of obtaining the registration or qualification of the shares issuable upon exercise of the Warrant.

     6. Subject to the terms of paragraph 8 hereof, this Warrant shall be transferable upon surrender of this Warrant Agreement, with the form of assignment attached hereto duly executed by Consultant, to the Company at its office in the State of Massachusetts. Upon such surrender, the Company shall cause a Warrant Certificate containing terms identical to those of this Warrant Agreement, to be issued in the name of the transferee or transferees. If this Warrant Agreement is assigned in respect of less than all the shares covered hereby, Consultant shall be entitled to receive a new Warrant Agreement covering the number of shares not so assigned.

     7. Subject to the vesting requirements of paragraph 4 above, the Warrant may be exercised in whole or in part by delivering to the Company written notice of exercise on the Purchase Form included herein together with payment in full for the shares being purchased upon such exercise. The Company will, upon receipt of said notice and payment, issue or cause to be issued to the Consultant a stock certificate for the number of shares purchased hereby.

     8. The consultant represents and agrees that: (i) the Warrant shall not be exercisable unless the purchase of Warrant shares upon the exercise of the Warrant is pursuant to an applicable effective registration statement under the Securities Act of 1933 (the "Act"), or unless in the opinion of counsel for the Company, the proposed purchase of such Warrant shares would be exempt from the registration requirements of the Act, and from the qualification requirements of any state securities law; (ii) upon exercise of the Warrant, it will acquire the Warrant shares for its own account for investment and not with any intent or view to any distribution, resale or other disposition of the Warrant shares except as permitted hereby; (iii) it will not sell or transfer the Warrant shares, unless they are registered under the Act. The Company may require, as a condition of the exercise of the Warrant, that the consultant sign such further representations and agreements as it reasonably determines to be necessary or appropriate to assure and to evidence compliance with the requirements of the Act.

     9. In case the Company shall at any time subdivide (by way of a stock split or stock dividend) or combine the outstanding shares of Common Stock, the exercise price shall be forthwith proportionately decreased (in the case of subdivision) or increased (in the case of combination) and the number of shares of Common Stock deliverable upon the exercise of this Warrant shall be proportionately adjusted. If financing activities completed during the time period of this contract increase fully diluted capitalization by more than 25%, the before mentioned warrant numbers shall be increased proportionately. In the event of a reduction in exercise price, the date for this calculation shall correspond with the date of exercise price change.

     10. The Consultant shall have no rights as a stockholder with respect to the shares of Common Stock which may be purchased pursuant to the Warrant until such shares are issued to the Consultant.

     11. THIS AGREEMENT IS ENTERED INTO AND SHALL BE GOVERNED BY, CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MASSACHUSETTS.

     12. The terms and conditions contained in Consulting Agreement, and as it may be amended from time to time hereafter, are incorporated into and made a part of this Agreement by reference, as if the same were set forth herein in full, and all provisions of the Warrant are made subject to any and all terms of the Consulting Agreement.

     13. Any notice to be given under the terms of this Agreement shall be given in accordance with Section 10 of the Consulting Agreement.

     IN WITNESS WHEREOF, the parties have executed and delivered this Consultant Warrant Agreement as of the date first above mentioned.

                                    PHC, INC.

                                    By: /s/ Bruce Shear
                                            Bruce Shear, C.E.O.



                                   M & K PARTNERS

                                   By:  /s/  Mickey McGuire
                                             Mickey McGuire, President

                                   Address:
                                   10627 N Aberdeen Road
                                   Scottsdale, Arizona 85254

EXHIBIT 10.70

                                  $2,500,000.00


                                 AMENDMENT NO. 1

                                       TO

                           LOAN AND SECURITY AGREEMENT

                    originally dated as of February 18, 1998

                                  by and among

                              PHC OF MICHIGAN, INC.
                                PHC OF UTAH, INC.
                              PHC OF VIRGINIA, INC.
                            PHC OF RHODE ISLAND, INC.
                      PIONEER COUNSELING OF VIRGINIA, INC.

                           (collectively, "Borrower")
                                       and

                         HELLER HEALTHCARE FINANCE, INC.
                           (F/K/A HCFP FUNDING, INC.)

                                   ("Lender")




                         Amended as of February 17, 2000








H:\WP\LEGAL\CLIENT\PHCINC\FirstAmendloan.doc

                 AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT (this "Amendment") is made as of this 17th day of February, 2000, by and among PHC OF MICHIGAN, INC., a Massachusetts corporation, PHC OF UTAH, INC, a Massachusetts corporation, and PHC OF VIRGINIA, INC., a Massachusetts corporation, (collectively "Borrower"), PHC OF RHODE, INC., a Massachusetts corporation, ("PHCRI"), and PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation, ("PCVI") and collectively with PHCRI, ("Withdrawing Borrowers"), and HELLER HEALTHCARE FINANCE, INC., F/K/A HCFP FUNDING, INC., a Delaware corporation ("Lender").

                                    RECITALS

     A. Pursuant to that certain Loan and Security Agreement dated February 18, 1998 (as previously amended, and as amended hereby and as further amended, modified and restated from time to time, collectively, the "Loan Agreement") by and among Lender, Borrower and Withdrawing Borrowers (Borrower and Withdrawing Borrowers are sometimes collectively referred to as "Original Borrower"), Lender agreed to make available to Original Borrower a revolving credit loan (the "Loan").

     B. The parties have agreed that Withdrawing Borrowers shall no longer be parties to the Loan Agreement.

     C. Borrower and Lender wish to make certain additional changes to the financing arrangements as set forth in this Amendment.

     NOW, THEREFORE, in consideration of the foregoing, the terms and conditions set forth in this Amendment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender, Borrower, and Withdrawing Borrowers hereby agree as follows:

     SECTION 1. DEFINITIONS. Unless otherwise defined in this Amendment, all capitalized terms shall have the meanings assigned to such terms in the Loan Agreement.

     SECTION 2. WITHDRAWAL OF WITHDRAWING BORROWERS. Lender, Borrower and Withdrawing Borrowers hereby agree that, as of the date all of the Obligations attributable to Collateral of Withdrawing Borrowers are repaid in full, Withdrawing Borrowers shall no longer be parties to the Loan Agreement and shall not be bound by any of the conditions, covenants, representations, warranties and other agreements set forth in the Loan Agreement.








                                        2

H:\WP\LEGAL\CLIENT\PHCINC\FirstAmendloan.doc

     SECTION 3. CONFIRMATION OF REPRESENTATIONS AND WARRANTIES. Each Borrower hereby (i) confirms that all of the representations and warranties set forth in
Article IV of the Loan Agreement are true and correct with respect to such Borrower, and (ii) specifically represents and warrants to Lender that it has good and marketable title to all of its respective Collateral, free and clear of any lien or security interest in favor any other person or entity.

     SECTION 4. FEE. In consideration of Lender's agreement to enter into this Amendment, Borrower hereby agrees to pay to Lender a fee equal to one percent (1%) of the Maximum Loan Amount i.e. a fee of $25,000 (the "Fee"), which Fee (i) shall be due and payable by Borrower on the date of its execution and delivery of this Amendment, and (ii) shall constitute a portion of the Obligations evidenced by the Note and secured by the Loan Agreement .and other Loan Documents. Borrower hereby authorizes Lender to deduct the Fee from the proceeds of the next Revolving Credit Loan.

     SECTION 5. EXTENSION OF TERM. Subject to Lender's right to cease making Revolving Credit Loans to Borrower upon or after any Event of Default, the Term is hereby extended to February 18, 2002 unless terminated as provided in Section
2.8 of the Loan Agreement, and this Agreement shall be renewed for two-year periods thereafter upon the mutual written agreement of the parties.

     SECTION 6. AMENDMENT TO LOAN AGREEMENT. The Loan Agreement is hereby amended as follows:

     (a) A new Section 1.32a shall be added to read as follows:

     "SECTION 1.32A MINIMUM TERMINATION FEE. `Minimum Termination Fee' shall mean the amount equal to three percent (3%) of the Maximum Loan Amount."

     (b) A new Section 1.46 shall be added to read as follows:

     "SECTION 1.46 YIELD MAINTENANCE AMOUNT. `Yield Maintenance Amount' shall mean the product obtained by multiplying (i) the difference between (A) the all-in effective yield (measured as a percentage per annum) earned by Lender under this Agreement during the three (3) full calendar months immediately preceeding the Termination Date minus (B) Heller Financial Inc's weighted average cost of capital (measured as a percentage per annum) for the most recent publicly disclosed quarterly financial period; TIMES (ii) the average principal amount of outstanding Revolving Credit Loans for the three (3) calendar months immediately preceeding the Termination Date; TIMES (iii) the quotient of (A) the number of months (full or partial) then remaining in the Term DIVIDED BY (B) twelve (12)."

     (c) Section 2.8(c) is hereby deleted and replaced in its entirety to read as follows:

     "2.8(c)  Upon at least  (30) days  prior  written  notice  to  Lender  (the
`Termination Notice Period'), Borrower may terminate this Agreement after February 18, 2001, PROVIDED HOWEVER, at the effective date of such termination, Borrower shall pay to Lender (in addition to the then outstanding principal, accrued interest and other Obligations owing under the terms of this Agreement and any other Loan Documents) as yield maintenance for the loss of bargain and not as a penalty, an amount equal to the greater of (i) the applicable minimum Termination Fee or (ii) the Yield Maintenance Amount. Consistent with the foregoing. Borrower has no right to terminate this Agreement until after February 18, 2001."




                                        3


H:\WP\LEGAL\CLIENT\PHCINC\FirstAmendloan.doc

     SECTION 7. EFFECTIVE DATE. This Amendment shall be effective upon execution and delivery to Lender of this Amendment by each Borrower.

     SECTION 8.COSTS. Borrower shall be responsible for the payment of all costs of Lender incurred in connection with the preparation of this Amendment, including but not limited to the reasonable fees of Lenders' in-house counsel.

     SECTION 9. REFERENCE TO THE EFFECT ON THE LOAN AGREEMENT.

     (a) Upon the effectiveness of this Amendment, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of similar import shall mean and be a reference to the Loan Agreement as amended by this Amendment.

     (b) Except as specifically amended above, the Loan Agreement, and all other Loan Documents, shall remain in full force and effect, and are hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided in this Amendment, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments and agreements executed or delivered in connection with the Loan Agreement.

     SECTION 10. GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the laws of the State of Maryland.

     SECTION 11. HEADINGS. Section headings in this Amendment are included for convenience or reference only and shall not constitute a part of this Amendment for any other purpose.

     SECTION 12. COUNTERPARTS. This Amendment may be executed in counterparts, and both counterparts taken together shall be deemed to constitute one and the same instrument.


                               [SIGNATURES FOLLOW]

                                        4


H:\WP\LEGAL\CLIENT\PHCINC\FirstAmendloan.doc

      IN WITNESS WHEREOF, the parties have caused this Amendment to be executed as of the date first written above.

                            LENDER:

                            HELLER HEALTHCARE FINANCE, INC. (F/K/A HCFP FUNDING, INC.) A DELAWARE CORPORATION


                            By:  _____________________________________________
                                      Name:
                            Title:_____________________________________________


                            BORROWER:

                            PHC OF MICHIGAN, INC.
                            a Massachusetts corporation

                            By: /s/ Bruce A. Shear
                                    Name
                            Title:  President


                            PHC OF UTAH, INC.
                            a Massachusetts corporation

                            By: /s/ Bruce A. Shear
                                    Name
                            Title:  President



                            PHC OF VIRGINIA, INC.
                            a Massachusetts corporation


                            By: /s/ Bruce A. Shear
                                    Name
                            Title:  President




                              [SIGNATURES CONTINUE]




                                        5

H:\WP\LEGAL\CLIENT\PHCINC\FirstAmendloan.doc

                            WITHDRAWING BORROWERS:

                            PHC OF RHODE ISLAND, INC.
                            a Massachusetts corporation


                            By: /s/ Bruce A. Shear
                                    Name
                            Title:  President


                            PIONEER COUNSELING OF VIRGINIA, INC.
                            a Massachusetts corporation


                            By: /s/ Bruce A. Shear
                                    Name
                            Title:  President












                                        6


H:\WP\LEGAL\CLIENT\PHCINC\FirstAmendloan.doc