Form 10-Q/A
period 2000-03-31
PHC INC /MA/
filed 2000-06-01
CIK 915127

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

                               PHC, INC.

PART I.   FINANCIAL INFORMATION

Item 1. Note D to the Condensed Consolidated Financial Statements is being revised to provide addtional disclosure regarding the method used to determine the adequacy of the reserve on amounts due from the unrelated professional corporation - March 31, 2000.

        Note E to the Condensed Consolidated Financial Statements is being revised to present segment information for the quarters ended March 31, 2000 and 1999 in addition to the information for the nine month periods ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation is being revised to expand information on the impact of patient days on revenues.


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

            See Notes to Condensed Consolidated Financial Statements

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31
                                                          2000       1999
                                                                  (as restated)
                                                  _____________________________
Cash flows from operating activities:
  Net loss                                             $(69,499)     $(876,049)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                         249,474        249,483
  Compensatory stock options, stock and warrants
    issued for obligations                              104,490        174,234
  Changes in:
    Accounts Receivable                                (580,750)       325,224
    Prepaid expenses                                    (60,419)      (165,512)
    Other assets                                       (349,846)        69,859
    Accounts payable                                   (148,397)       194,736
    Accrued expenses and other liabilities              151,648       (152,036)
                                                      __________    ___________
Net cash used in operating activities                  (703,299)      (180,061)
                                                      __________    ___________
Cash flows from investing activities:
  Acquisition of property and equipment                 (64,231)      (150,420)
   Disposition of property, equipment and
     intangibles                                             --        363,104
                                                      __________    ___________
Net cash provided by (used in) investing activities     (64,231)       212,684
                                                      __________    ___________

Cash flows from financing activities:
  Revolving debt, net                                   244,811       (283,181)
  Net debt activity                                     318,248       (344,550)
  Deferred financing costs                               (5,288)        (3,319)
  Preferred stock dividends paid                         (4,809)        (5,712)
  Issuance of common stock                                6,250         15,011
  Convertible debt                                           --        500,000
                                                      __________    ___________
Net cash provided by (used in)financing activities      559,212       (121,751)
                                                      __________    ___________
NET DECREASE IN CASH                                   (208,318)       (89,128)
Beginning cash balance                                  381,170        227,077
                                                      __________    ___________
ENDING CASH BALANCE                                    $172,852       $137,949
                                                      ==========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                      $616,071       $802,549
         Income taxes                                    88,689         94,919

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Conversion of preferred stock to common stock    756,346        185,571
       Issuance of preferred stock in lieu of cash
         dividends                                       33,386         44,000
       Issuance of common stock in lieu of cash
         dividends                                      551,319         54,447

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

     On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. New York currently prohibits the ownership of a professional corporation by a corporation; therefore, in connection with the merger, a physician owned entity was formed, Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. ("Shliselberg"), to acquire the assets of the medical practices theretofore serviced by Behavioral Stress Centers, Inc. The Company advanced Shliselberg the funds to acquire those assets and at March 31, 2000 Shliselberg owed the Company $4,374,178 which includes in addition to acquisition costs, management fees of approximately $2,351,000 and interest on the advances of approximately $869,000. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. The Company increased the reserve to $782,000 in the fiscal year ended June 30, 1999 and to $1,162,287 through March 31, 2000. The reserve for estimated uncollectible amounts is based on management's assessment of Shliselberg's ability to pay its debts. Such assessment includes an evaluation of Shliselberg's working capital, net assets, profitability and current and projected cash flow. The reserve has been increased since June 30, 1998 to cover net losses incurred by Shliselberg. The carrying value of the Company's receivable at March 31, 2000 approximates the net assets of Shliselberg. Based on management's assessment of Shliselberg's projected cash flow, collection of the receivable is expected beyond the next twelve months. Accordingly, the receivable is classified as a noncurrent asset in the accompanying balance sheets.

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

                          Behavioral Health
                   Treatment  Administrative  Online
                   Services     Services     Services  Eliminations    Total
_______________________________________________________________________________
For the three
  months ended
  March 31,2000
Revenues -- external
  customers         $5,541,406    $438,626   $    --     $     --   $5,980,032
Revenues --
  intersegment              --     464,000        --     (464,000)          --
Net income (loss)      882,849    (113,414) (200,817)          --      568,618

For the three
  months ended
  March 31, 1999
Revenues -- external
  customers         $4,325,170    $384,714  $     --      $    --   $4,709,884
Revenues --
  intersegment              --     405,000        --     (405,000)          --
Net income (loss)      144,666      38,979        --           --      183,645
For the nine
 months ended March
 31, 2000
Revenues - external
  customers        $13,599,089  $1,252,503  $     --        $  --  $14,851,592
Revenues -
  intersegment              --   1,342,000        --   (1,342,000)          --
Net income (loss)      231,107     248,051  (548,657)          --      (69,499)
Total  assets        9,988,294  25,366,980    18,931  (19,761,349)  15,612,856

For the nine
 months ended March
 31, 1999
Revenues - external
 customers          12,587,893   1,783,636        --           --   14,371,529
Revenues -
  intersegment              --   1,203,000        --   (1,203,000)          --
 Net loss             (608,183)   (267,866)       --           --     (876,049)
 Total assets       10,203,994  24,992,297        --  (19,259,430)   5,936,861

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

     Two of the key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay. Increases in the number of patient days result in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately) will usually result in higher profitability. Therefore, patient census and payor mix are monitored very closely.

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


                                              PHC, Inc. Registrant

Date: June 1, 2000                             /s/ Bruce A. Shear
                                                   President
                                                   Chief Executive Officer

Date: June 1, 2000                             /s/ Paula C. Wurts
                                                   Controller
                                                  Assistant Treasurer