Form 10-K
period 2000-06-30
PHC INC /MA/
filed 2000-09-29
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual  report under section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended June 30, 2000
[ ] Transition  report under  section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the transition period from       to

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

The issuer's revenues for the fiscal year ended June 30, 2000 were $20,378,760.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 15, 2000, was $4,421,446. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At September 15, 2000, 7,494,602 shares of the issuer's Class A Common Stock and 726,991 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our company is a national health care company, which provides psychiatric services primarily to individuals who have alcohol and drug dependency, related disorders and to individuals in the gaming and trucking industry. We operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities in
Nevada, one outpatient psychiatric facility in Kansas and an inpatient psychiatric facility in Michigan. We also provide management and administrative services to psychotherapy and psychological practices in New York and operate a website, Behavioralhealthonline.com, which provides education, training and materials to behavioral health professionals.

     Our company provides behavioral health services and products through inpatient and outpatient facilities and online to behavioral health professionals. Our substance abuse facilities provide specialized treatment services to patients who typically have poor recovery prognoses and who are prone to relapse. These services are offered in small specialty care facilities, which permit us to provide our clients with efficient and customized treatment without the significant costs associated with the management and operation of general acute care hospitals. We tailor these programs and services to "safety-sensitive" industries and concentrate our marketing efforts on the transportation, oil and gas exploration, heavy equipment, manufacturing, law enforcement, gaming and health services industries. Our psychiatric facility provides inpatient psychiatric care and intensive outpatient treatment, referred to as partial hospitalization, to children, adolescents and adults. Our outpatient mental health clinics provide services to employees of major employers, as well as to managed care, Medicare and Medicaid clients. The psychiatric services are offered in a larger, more traditional setting than PHC's substance abuse facilities, enabling PHC to take advantage of economies of scale to provide cost-effective treatment alternatives.

     The company treats employees who have been referred for treatment as a result of compliance with Subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as the Drug Free Workplace Act), which requires employers who are Federal contractors or Federal grant recipients to establish drug-free awareness programs which, among other things, inform employees about available drug counseling; rehabilitation and employee assistance programs. We also provide treatment under the Department of Transportation implemented regulations, which broaden the coverage and scope of alcohol and drug testing for employees in "safety sensitive" positions in the transportation industry.

     The company was incorporated in 1976 and is a Massachusetts corporation. Our corporate offices are located at 200 Lake Street, Suite 102, Peabody, MA 01960 and our telephone number is (978) 536-2777.

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

     HIGHLAND RIDGE - Highland Ridge is a 34-bed, freestanding alcohol and drug treatment hospital, which the company has been operating since 1984. It is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

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

     In the spring of 1994, the company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), shown as Contract support services on the accompanying income statement, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 2000. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to PDS2 provides the services. PDS2 is currently operated by the parent entity, PHC, Inc.

     MOUNT REGIS - Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO, and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, a freestanding outpatient clinic. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

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

     HARBOR OAKS - The company acquired Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Commerce and it is accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has serviced clients from Macomb, Oakland and St. Clair Counties and has now expanded its coverage area to include Wayne, Sanilac and Livingston Counties.

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

     HARMONY HEALTHCARE - Harmony Healthcare, which consists of two psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large casino companies including Boyd Gaming Corporation, the MGM Grand, the Mirage and Treasure Island resorts with a rapid response program to provide immediate assistance 24 hours a day. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through a capitated rate behavioral health carve-out with Pacific Care Insurance.

     TOTAL CONCEPT EAP - Total Concept, an outpatient clinic located in Shawnee Mission, Kansas, provides psychiatric and substance abuse treatment to children, adolescents and adults and manages employee assistance programs for local businesses, gaming, railroads and managed health care companies.

     NORTH POINT-PIONEER, INC. - NPP consists of four psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The four clinics are located in close proximity to the Harbor Oaks facility, which provides more efficient integration of inpatient and outpatient services, a larger coverage area and the ability to share personnel which results in cost savings.

     BSC-NY,  INC - BSC  provides  management  and  administrative  services  to
psychotherapy  and  psychological   practices  in  the  greater  New  York  City
metropolitan area.

     PIONEER PHARMACEUTICAL RESEARCH, INC. - PPR works with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain FDA approved products in the treatment of specific mental illness. These studies are conducted primarily though our facilities in Michigan, Harbor Oaks Hospital and North Point-Pioneer with the permission and assistance of patients who are in treatment.

Internet Operations

     BEHAVIORAL HEALTH ON LINE, INC. - BHO designs, develops and maintains the company's web site, Behavioralhealthonline.com. The web site when fully operational will provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keep individuals informed of current issues in behavioral health of interest to them. The original site, Behavioralhealthonline.com, was launched in May 1999. The company launched its new updated site Wellplace.com in September 2000 and anticipates sales from its website to develop during the current fiscal year.

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.

                                    Year Ended June 30,

                                   2000            1999
        Inpatient
        Net patient service
        revenues                 $11,768,434    $10,491,517
        Net revenues per
        patient day (1)                 $403           $400
        Average occupancy
        rate (2)                       65.1%          58.4%
        Total number of
        licensed beds
        at end of period                 123            123
        Source of Revenues:
           Private (3)                 81.9%          81.5%
           Government (4)              18.1%          18.5%
        Partial
        Hospitalization
        and
        Outpatient
        Net Revenues:*
           Individual             $5,027,238     $ 5,356,008
           Contract               $1,880,168     $ 1,682,453
        Sources of revenues:
           Private                     97.6%           98.9%
           Government                   2.4%            1.1%
        Other Psychiatric
        Services:
                       PDS2 (5)   $  653,930     $   942,637
        Practice Management (6)   $1,048,990     $   666,881
                                  __________      ___________

* Net revenue for the Year ended June 30, 1999 includes revenue of $537,688 from Pioneer Counseling of Virginia, which was closed in January 1999.

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs.
(5) PDS2, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the company's national contracts.
(6)  Practice Management revenue is produced through BSC-NY and PHC, Inc.

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

     In addition to its direct patient care services, the company launched its web site, Wellplace.com formerly Behavioralhealthonline.com, in May 1999. Although many of the articles published on the web site are of interest to the general public, the company's primary target market is the behavioral health professional. When fully operational the site will not only provide information and products to the behavioral health professional, but will also provide a time and cost effective alternative for acquiring the professional educational units required each year. Through its strategic alliance with Therapyrightnow.com the company intends to provide online self-assessment tools for individuals seeking the anonymity of the web. The company's Internet Company also provides the added benefit of web availability of information for various EAP contracts held and serviced by those subsidiaries providing direct treatment services.

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

     The company's Internet company competes with other medical web sites internationally. Initial results of market research the company has done in the area of behavioral health on the internet has indicated an overall receptiveness and willingness to pay for the services the company intends to provide and the methods the company intends employ to provide its internet services to behavioral health professionals and the general public.

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

Medicare Reimbursement

     Currently  the  only  facility  of  the  company  that  receives   Medicare
reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2000 13.16% of revenues for Harbor Oaks were derived from Medicare programs.

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

Employees

     As of September 15, 2000, the company had 315 employees of which 6 were dedicated to marketing, 88 (25 part time) to finance and administration and 221 (110 part time) to patient care. All of the company's 315 employees are leased from Inovis, formerly International Personnel Resources, LTD. ("IPR"), a national employee-leasing firm. The company has elected to lease its employees to provide more favorable employee health benefits at lower cost than would be available to the company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the company. The agreement provides that Inovis will administer payroll, provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The company retains the right to reject the services of any leased employee and Inovis has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

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

Insurance

     Each of the company's facilities maintains separate professional liability insurance policies. Mount Regis, Harbor Oaks, Harmony Healthcare, Total Concept, NPP and BSC have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage Harbor Oaks maintains an umbrella policy of $1,000,000. Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts.

     The parent company maintains $1,000,000 of directors and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.

ITEM 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The company's executive offices are located in Peabody, Massachusetts. The company's new lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 17, 2004. The current annual payment under the lease is $76,800 and increases to $88,896 in the final year. The company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Behavioral Health Online, Inc.

   The Internet company's offices are located adjacent to the company's executive offices in Peabody, Massachusetts. The lease agreement covers approximately 2,400 square feet for a 54-month term, which expires September 17, 2004. The current annual payment under the lease is $38,400 and increases to $44,448 in the final year. The company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of first floor of a two-story hospital owned by Valley Mental Health. The lease is for a five-year agreement, which provides for monthly rental payments of approximately $15,750, which included housekeeping and maintenance provided by the landlord for the first six months, and includes changes in rental payments each year based on increases or decreases in the CPI. In July 1999 the facility began paying approximately $6,500 additional per month each month for housekeeping and maintenance. The lease in its current form would expire December 31, 2004, and includes an option to renew for an additional five years. The company believes that these premises are adequate for its current and anticipated needs.

Mount Regis Center

    The company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $445,000. The facility is used for both inpatient and outpatient services. The company believes that these premises are adequate for its current and anticipated needs.

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

   The company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The company has a $2,752,000 mortgage on this property. The company believes that these premises are adequate for its current and anticipated needs.

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

     On or about May 15, 2000, the company was served with a subpoena by the United States Attorney for the District of Massachusetts. The subpoena requested, inter alia, patient and financial records relating to Franvale Nursing and Rehabilitation Center for the period of 1995 through 1998. The company is fully cooperating with the investigation and currently is engaged in collecting the requested documents for production to the Government.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company's security holders during the fourth quarter of the fiscal year ended June 30, 2000.


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


1999
        First Quarter                      $ 2              $   .625
        Second Quarter                     $ 1.0625         $   .5625
        Third Quarter                      $ 1.75           $   .8125
        Fourth Quarter                     $ 1.46875        $   .8125

2000
        First Quarter                      $ 1.3125         $   .3125
        Second Quarter                     $ 1.3125         $   .5625
        Third Quarter                      $ 3.50           $   .688
        Fourth Quarter                     $ 2.094          $  1.00

  2001
       First Quarter (through              $ 1.375          $   .625
       September 15, 2000)

      On September 15, 2000, the last reported sale price of the Class A Common Stock was $.66. On September 15, 2000 there were 444 holders of record of the company's Class A Common Stock and 311 holders of record of the company's Class B Common Stock.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following is a discussion and analysis of the financial condition and results of operations of the company for the years ended June 30, 2000 and 1999. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During fiscal year 1999 Pioneer Counseling of Virginia, Inc. was closed. See "Psychiatric Service Industry - Operating Statistics" in Part One, Item One of this report for further detail.

Overview

   The company presently provides health care services through two substance abuse treatment centers, a psychiatric hospital and seven outpatient psychiatric centers (collectively called "treatment facilities"). The company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at out patient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The company's most recent addition, Behavioral Health Online, Inc., is a provider of behavioral health information and education through its web site. Revenues from the web site are expected to be derived from behavioral health professionals for educational units required by professional standards, sponsorships and advertising for behavioral health suppliers and the sale of books, tapes and other behavioral health related items to behavioral health professionals and other consumers. The company signed a letter of intent with an e-health company in September 2000, which if completed, will bring with it advanced technology and proven wellness programs to the company's website.

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

Results of Operations

Years Ended June 30, 2000 and 1999

     The company experienced an increase in profitability from its continuing operations. Gross revenues increased by 6.5% to $20,378,760 for the year ended June 30, 2000 from $19,139,496 for the year ended June 30, 1999. This increase in total revenue resulted in an increase in income from operations of $818,048 for the year ended June 30, 2000 over the year ended June 30, 1999. The company experienced continued progress on its return to profitability for its operating facilities excluding the Internet company, which is still in the startup phase of operations and incurred expenses of $483,004. The company increased income from operations excluding the Internet company by $1,291,489 to $749,314 for the year ended June 30, 2000 compared to a loss from operations of $542,175 for the year ended June 30, 1999. The company reduced its net loss before dividends by $741,415 for the fiscal year ended June 30, 2000 compared to June 30, 1999. The company also continued to divest itself of operations and contracts operating at a loss. The company reduced rent expense by approximately $70,000 and related insurance expense by an additional $25,000 through the closing of two clinic locations in Michigan and changing locations to less expensive more appealing sites for the Utah and New York operations.

     Patient care expenses increased by approximately $180,000 due to the increase in patient census at our inpatient facilities for the year ended June 30, 2000. Pharmacy costs increased approximately 25% to $245,300 for the year ended June 30, 2000 from $196,300 for the year ended June 30, 1999; laboratory fees expense increased approximately 64% to $218,800 for the year ended June 30, 2000 from $133,000 for the year ended June 30, 1999; and food expense increased approximately 30% to $289,700 for the year ended June 30, 2000 from $300,600 for the year ended June 30, 1999. We continue to closely monitor the ordering of hospital supplies, laboratory services and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census (see "Operating Statistics" Part I, Item 1).

     Total administrative expenses for all facilities increased 3.6% to $8,144,582 for the year ended June 30, 2000 from $7,865,013 for the year ended June 30, 1999. This increase in administrative expense is due largely to the startup costs related to the Internet Company. Excluding the Internet company, total consultant fees decreased approximately $299,000 while payroll expenses increased $240,000 as a result of the more efficient use of salaried employees' time and the reduction in the use of non-employee consultants for services. Although administrative expenses increased 3.6% to $8,144,582 for the year ended June 30, 2000 from $7,865,013 for the year ended June 30, 1999, this amount includes BHO expenses, which increased to approximately $483,000 for the year ended June 30, 2000 from $9,500 for the year ended June 30, 1999. All of the costs related to the Internet company will be administrative costs since no direct patient care services will be provided. The company continues to evaluate operations looking for less expensive alternatives to provide the same quality service.

     Interest expense decreased 33.4% to $837,706 for the year ended June 30, 2000 from $1,258,314 for the year ended June 30, 1999. Primarily due to interest expense incurred on debt of the management company to the former owners and the value of warrants issued with debt renewal in the year ended June 30 1999 with no corresponding interest expense in the year ended June 30, 2000.

     The environment the company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. In response to today's healthcare environment, the company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors also seek assistance through every legal means, including the State insurance commissioner's office, when appropriate, to collect claims. This early concentration on claim collection allows facility staff to become aware of minor billing errors early and correct them before the claim can be denied for timely and accurate submission. Any valid claims denied due to billing errors on the part of the company which require write-off are charged to bad debt expense in the period the account is written off. Any invalid claims result in a charge against revenue not reserves. An amount is recorded as a contractual adjustment only if an agreement with the insurance carrier is on file before the patient is admitted. Although the company's receivables have decreased, the company continues to reserve for bad debts based on managed care denials and past difficulty in collections. Changing conditions in healthcare required the company to reevaluate its methods for determining collectability. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves. The collection difficulties experienced are due to the denial of claims that had been previously approved. Managed care companies frequently deny claims although authorization for treatment is on file. The company has limited success in challenging these denials. Accordingly, the company has adopted a more aggressive reserve policy to reserve amounts sooner to address these changing conditions in the healthcare environment.

     Total net patient care revenue from all facilities, increased 6.5% to $18,675,840 for the year ended June 30, 2000 from $17,529,978 for the year ended June 30, 1999. This increase in revenue is due primarily to the increase in census at our inpatient facilities. Net inpatient care revenue from psychiatric services increased 12% to $11,768,434 for the fiscal year ended June 30, 2000 compared to $10,491,517 for the year ended June 30, 1999 and net partial hospitalization and outpatient care revenue decreased 2% to $6,907,406 for the year ended June 30, 2000 from $7,038,461 for the year ended June 30, 1999. Revenues from Practice Management and Pioneer Development and Support Services ("PDS2") increased 5.8% to $1,702,920 for the year ended June 30, 2000 from $1,609,518 for the year ended June 30, 1999. All revenues reported above and in the accompanying statement of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

Liquidity and Capital Resources

     The company used cash in operations of $720,377 for the year ended June 30, 2000. Expenses related to a decrease in net liabilities of discontinued operations of $537,860, an increase in accounts receivable of $146,037 and a decrease in accounts payable accounted for the majority of the cash used in operations. During the year the company also used cash in investing in the website development and the purchase of furniture and equipment totaling $149,357. The company met these cash flow needs and the prior years cash flow needs through accounts receivable financing and by issuing debt and equity securities as follows:

 DATE  TRANSACTION       NUMBER   PROCEEDS  MATURITY    TERMS      STATUS
       TYPE              OF                   DATE
                         SHARES
_______________________________________________________________________________
 8/98  Note  Payable -            $100,000  on demand   12%         outstanding
       Related Party                                    annual
                                                        interest
                                                        rate
 12/98 Convertible                $500,000  12/02/2004  12%         outstanding
       Debentures                                       annual
                                                        interest
                                                        convertible
                                                        at $2.00
                                                        in
                                                        $1,000
                                                        increments
 8/99  Extension of               $310,000  12/31/99    $45,000 on  outstanding
       existing over                                    signing
       line Note                                        plus prime
       Payable                                          plus 2.25%
                                                        annual
                                                        interest
                                                        rate
 11/99 Revolving term             $979,000  11/30/2001  prime plus  outstanding
       Note maximum               ($579,000             5% annual
       advance                    paid off              interest
       $1,000,000.                existing              rate plus
       Secured by a               debt                  1% annual
       Restated                   and                   commitment
       Mortgage on the            $400,000              fee
       Michigan                   advanced
       property and               for
       Guarantees of              working
       the Parent                 capital)
       Company and its
       Chief Executive
       Officer.
 05/00 Term Note                 $500,000  05/26/2002   prime       outstanding
       $500,000                                         plus 5%
       Secured by a                                     annual
       restated                                         interest
       mortgage on                                      rate
       the Michigan                                     plus 1%
       property and                                     annual
       guarantees of                                    commitment
       the parent                                       fee
       company and
       its Chief
       Executive
       officer
 06/00 Issue series C    136,000 $1,000,000 06/28/2003  8%         outstanding
       preferred stock                                  dividend
                                                        paid
                                                        semi-annually

     The company also met certain obligations through the issuance of stock, stock options and warrants totaling approximately $194,000 and $280,000 for the year ended June 30, 2000 and 1999, respectively.

     The company is in the process of negotiating an equity placement of $5,000,000 for the Internet company to supplement cash flow and support the growth of the Internet company. There can be no assurances that the company will be successful with its endeavors to raise this equity. Without this equity placement the company will need to curtail or delay the Internet company growth.

     A significant factor in the liquidity and cash flow of the company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts remained relatively stable at $6,286,490 on June 30, 2000 from $6,343,227 at June 30, 1999. This stability in accounts receivable is due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State insurance commissioner's office, when appropriate, to collect claims. At the same time, the company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections. In February 2000 the company renewed its accounts receivable funding revolving credit agreement with Heller Healthcare Finance, Inc. on behalf of three of its subsidiaries. This agreement provides funding of up to $2,500,000 based on outstanding receivables. The outstanding balance on this receivables financing on June 30, 2000 was approximately $1,555,000. The company also has an outstanding mortgage with Heller Healthcare Finance for approximately $1,300,000, which has a balloon payment of the balance due in March 2001. The company intends to renew this loan.

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

ITEM 7.           FINANCIAL STATEMENTS.
                                                              AT PAGE

Index                                                           F-1
Report of independent certified public accountants              F-2
Consolidated balance sheets                                     F-3
Consolidated statements of operations                           F-4
Consolidated statements of changes in stockholders' equity      F-5
Consolidated statements of cash flows                           F-6, F-7
Notes to consolidated financial statements                      F-8 - F27






                                                                             F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note A, the company changed its method of accounting for organization costs in the year ended June 30, 2000.





                                                BDO Seidman, LLP

Boston, Massachusetts
September 15, 2000

PHC, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets


                                                               June 30,
                                                           2000         1999
                                                       ________________________
ASSETS (Notes C and D) Current assets:
    Cash and cash equivalents                           $ 551,713    $ 381,170
   Accounts receivable, net of allowance
     for doubtful accounts of $2,850,470
     and $3,647,848 at June 30, 2000 and 1999,
     respectively (Note A)                              6,286,490    6,343,227
   Prepaid expenses                                       120,481      101,865
   Other receivables and advances                         148,554      334,155
   Deferred income tax asset (Note F)                     459,280      459,280
   Other receivables, related party                        77,500       53,517
                                                       __________    __________
       Total current assets                             7,644,018    7,673,214

Accounts receivable, noncurrent                           642,000      595,000
Other receivables, noncurrent, related party, net of
    allowance for doubtful accounts of $1,125,054
    and $782,000 at June 30, 2000 and
    1999, respectively  (Notes A and K)                 3,239,456    2,908,113
Other receivables (Note A)                                 95,214      109,165
Property and equipment, net (Notes A, B and D)          1,327,630    1,483,319
Deferred income tax asset (Note F)                        154,700      154,700
Deferred financing costs, net of amortization of
    $87,555 and $64,041 at June 30, 2000 and
    1999, respectively                                     46,554       45,067
Goodwill, net of accumulated amortization of
    $296,907 and $116,900 at June 30, 2000 and
    1999, respectively (Note A)                         2,588,834    1,761,075
Other assets (Note A)                                     149,403       78,338
                                                       __________    __________
      Total assets                                    $15,887,809  $14,807,991
                                                       __________    __________
LIABILITIES
Current liabilities:
   Accounts payable                                    $1,717,362   $1,832,750
   Notes payable - related parties (Note E)               200,000      200,000
   Current maturities of long-term debt (Note C)        1,622,239    1,286,318
   Revolving credit note (Note C)                       1,555,149    1,669,830
   Current portion of obligations under capital
     leases(Note D)                                        45,482       60,815
   Accrued payroll, payroll taxes and benefits            416,111      333,955
   Accrued expenses and other liabilities (Note K)      1,798,400    1,459,290
   Net liabilities of discontinued operations
      (Notes A and I)                                   1,884,234    2,422,094
                                                       __________    __________
           Total current liabilities                    9,238,977    9,265,052

Long-term debt, less current maturities (Note C)        2,508,715    1,730,230
Obligations under capital leases (Note D)                  12,808       51,657
Convertible debentures (Note C and J)                     500,000      500,000
                                                      ____________ __ __________
           Total liabilities                          $12,260,500  $11,546,939

Commitments and contingent liabilities
  (Notes  D, G, H, I, J and K)

STOCKHOLDERS' EQUITY (Notes C, H, J and K)
Convertible Preferred stock, $.01 par value;
      1,000,000 shares authorized:
   Series B 813
     shares issued and outstanding June 30, 1999,
     stated value $1,000 per share, liquidation
     preference, $813,000                                      --            8
   Series C 136,000 shares issued and outstanding
     June 30, 2000, stated value $10
     per share, liquidation preference, $1,360,000          1,360           --
Class A common stock, $.01 par value; 20,000,000
     shares authorized, 7,019,608 and
      5,612,930 shares issued June 30,2000 and 1999,
      respectively                                         70,196       56,129
Class B common stock, $.01 par value; 2,000,000 shares
      authorized, 726,991 and 727,210
      issued and outstanding  June 30, 2000 and 1999,
      respectively, convertible into one share
      of Class A common stock                               7,270        7,272
Additional paid-in capital                             17,895,162   15,967,176
Treasury stock, 2,776 common shares at cost
     June 30, 2000 and 1999                               (12,122)     (12,122)
Accumulated deficit                                   (14,334,557) (12,757,411)
                                                      ____________ ____________
      Total stockholders' equity                        3,627,309    3,261,052
      Total liabilities and stockholde$s' equity      $15,887,809  $14,807,991
                                                      ____________ ____________

See accompanying notes to consolidated financial statements                F-3

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations
                                                 For the Year Ended June 30,
                                                     2000             1999
                                                  ___________________________
Revenues:
   Patient care, net (Note A)                     $18,675,840     $17,529,978
   Management fees (Note K)                         1,048,990         666,881
   Contract support services                          653,930         942,637
                                                  ____________     ___________
      Total revenues                               20,378,760      19,139,496

Operating expenses:
   Patient care expenses                            9,293,499       9,113,572
   Cost of contract support services                  545,176         529,510
   Provision for doubtful accounts                  2,129,193       2,183,139
   Administrative expenses                          8,144,582       7,865,013
                                                 ____________     ___________
      Total operating expenses                     20,112,450      19,691,234
                                                 ____________     ___________
Income (loss) from operations                         266,310        (551,738)
                                                 ____________     ___________
Other income (expense):
   Interest income                                     18,853         451,271
   Interest expense                                  (837,706)     (1,258,314)
   Other income, net                                   91,712          64,129
                                                 ____________     ___________
              Total other expense, net               (727,141)       (742,914)
                                                 ____________     ___________
Loss before income taxes and change in
      accounting principle                           (460,831)     (1,294,652)
Income taxes (Note F)                                  79,390          59,434
                                                 ____________     ___________
Loss before change in accounting principle           (540,221)     (1,354,086)

Change in accounting principle (Note A)               (72,450)             --
                                                 ____________     ___________
             Net loss                                (612,671)     (1,354,086)

Dividends (Note J)                                   (964,474)       (142,110)
                                                 ____________     ___________
Loss applicable to common shareholders            $(1,577,145)    $(1,496,196)

Basic and diluted loss per common share (Note A):
    Loss before change in accounting principle          $(.22)          $(.25)
    Change in accounting principle                       (.01)             --
       Net Loss                                         $(.23)          $(.25)
                                                 ____________     ___________
Basic and diluted weighted average
  number of shares outstanding                      6,916,598       6,008,263
                                                 ____________     ___________

 See accompanying notes to consolidated financial statements                F-4

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Changes In Stockholders' Equity (See Notes A, C, H, J, K and N)

                         Class       A        Class        B
                        Common     Stock      Common     Stock  Preferred Stock
                        Shares     Amount     Shares     Amount Shares    Amount

Balance -June 30,
  1998                 4,935,267  $49,353    727,328    $7,273     950     $10

Costs related to
  private placement
Conversion of
  preferred stock        248,129    2,481                         (190)     (3)
Price guarantee shares   304,097    3,041
Issuance of warrants
  for services
Issuance of shares
  with consulting
  agreement               56,470      564
Issuance of shares
  with earn out
  agreement               53,374      534
Issuance of employee
  stock purchase
  plan shares             15,475      155
Issuance of warrants
  for financing
Conversion from class
  B to class A               118        1       (118)               (1)
Dividends on preferred
  stock                                                             53       1
Net Loss- year ended
  June 30, 1999        ________________________________________________________
Balance June 30, 1999  5,612,930   56,129    727,210     7,272     813       8

Costs related to
  private placements
Issuance of preferred
  stock in lieu of
  cash dividends                                                    18       0
Conversion of
  preferred stock
  and related
  dividends            1,295,732   12,957                         (831)     (8)
Shares issued for
  employee bonuses        20,450      205
Issuance of warrants
  for services
Issuance of shares
  with consulting
  agreement               68,572      686
Issuance of employee
  stock purchase
  plan shares             12,330      123
Issuance of warrants
  for debt and equity
  financings
Conversion from class
  B to class A               219        2        (219)      (2)
Dividends on
preferred stock
Issuance of shares on
  exercise of employee
  options                  9,375       94
Issuance of series C
  preferred stock at
  a discount                                                   136,000   1,360
Net Loss - year ended
  June 30, 2000      __________________________________________________________
Balance June 30, 2000  7,019,608  $70,196     726,991   $7,270 136,000  $1,360

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity (See Notes A, C, H, J, K and N)

                         Additional
                         Paid-in      Treasury  Shares   Accumulated
                         Capital       Shares   Amount    Deficit      Total
                         ______________________________________________________

Balance - June 30, 1998  $15,485,895  2,776  $(12,122) $(11,261,215) $4,269,194

Costs related to
  private placement          (56,565)                                   (56,565)
Conversion of
  preferred stock             91,959                         (92,569)     1,868
Price guarantee shares       117,076                                    120,117
Issuance of warrants for
  services                   108,354                                    108,354
Issuance of shares
  with consulting
  agreement                   38,436                                     39,000
Issuance of shares
  with earn out
  agreement                   59,513                                     60,047
Issuance of employee
  stock purchase plan
  shares                      18,261                                     18,415
Issuance of warrants for
  financing                   51,248                                     51,248
Conversion from class
  B to class A
  Dividends on
  preferred stock             52,999                       (49,541)       3,460
Net Loss-year ended
  June 30, 1999                                         (1,354,086)  (1,354,086)
                         ______________________________________________________
Balance - June 30,
1999                      15,967,176   2,776   (12,122)  (12,757,411) 3,261,052
Costs related to
  private placements        (210,689)                                  (210,689)
Issuance of preferred
  stock in lieu of
  cash dividends              18,000                         (18,000)         0
Conversion of
  preferred stock
  and related
  dividends                  553,755                        (566,703)         0
Shares issued for
  employee bonuses            25,491                                     25,696
Issuance of warrants for
  services                    69,775                                     69,775
Issuance of shares
  with consulting
  agreement                   38,314                                     39,000
Issuance of employee
  stock purchase plan
  shares                      13,947                                     14,071
Issuance of warrants for
  debt and equity
  financings                  49,128                         (14,963)     34,165
Conversion from class
  B to class A                                                                0
Dividends on
  preferred stock                                             (4,809)    (4,809)
Issuance of shares on
  exercise of employee
     Options                  11,625                                     11,719
Issuance of series C
  preferred stock at a
  discount                 1,358,640                        (360,000) 1,000,000
Net Loss - year ended
  June 30, 2000                                             (612,671)  (612,671)
                    ___________________________________________________________

Balance June 30, 2000   $17,895,162    2,776  $(12,122) $(14,334,557)$3,627,309

See accompanying notes to consolidated financial statements
                                                                            F-5

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                 For the Year Ended June 30,
                                                    2000              1999
                                               _______________________________
Cash flows from operating activities:
   Net loss                                       $(612,671)     $(1,354,086)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:
      Depreciation and amortization                 429,091          325,764
      Compensatory stock options and stock
         and warrants issued for obligations        182,707          279,719

      Changes in:
         Accounts receivable                       (146,037)       1,188,745
         Prepaid expenses and other current
           assets                                   (18,616)        (141,713)
         Other assets                               (25,369)         912,718
         Accounts payable                          (115,388)        (513,463)
         Accrued expenses and other liabilities     123,766           59,288
         Net liabilities of discontinued
           operations                              (537,860)        (219,443)
                                                  ____________     ____________
            Net cash(used in) provided by
              operating activities                 (720,377)         537,529

 Cash flows from investing activities:
    Acquisition of property and equipment
      and intangibles                              (103,661)        (115,254)
    Website Development costs                       (45,696)              --
                                                  ____________     ____________
            Net cash used in investing
              activities                           (149,357)        (115,254)
                                                  ____________     ____________
Cash flows from financing activities:
    Borrowing (repayment) revolving debt, net      (114,681)          13,628
          Proceeds from borrowings                1,870,050          485,829
          Principal payments on long-term
            debt                                 (1,509,826)      (1,274,969)
     Deferred financing costs                        (1,487)              --
     Preferred stock dividends                       (4,809)          (7,681)
     Issuance of preferred stock at a
       discount                                   1,000,000           15,011
    Cost related to preferred stock issuance       (210,689)              --
    Issuance of Commpn Stock                         11,719               --
    Convertible debt                                     --          500,000
                                                  ____________     ____________
              Net cash provided by (used in)
                financing activities              1,040,277         (268,182)

Net increase in cash and cash equivalents           170,543          154,093
Cash and cash equivalents, beginning of year        381,170          227,077

Cash and cash equivalents, end of year             $551,713         $381,170

Supplemental cash flow information: Cash paid during the period for:
        Interest                                  $ 852,421       $1,227,628
        Income taxes                              $ 114,890         $189,027

See accompanying notes to consolidated financial statements               F-6

Supplemental disclosures of noncash investing
  and financing activities:
    Debt incurred in earn-out agreement            $997,500         $     --
    Conversion of preferred stock                   831,000          190,000
    Preferred stock discount                        360,000               --
    Issuance of Preferred Stock in lieu of cash for
      dividends due                                  18,000           53,000
    Dividend on conversion of preferred stock  to
      common stock                                  566,703           81,429
    Stock issued for acquisitions and earn-out
      agreement                                         --            60,047
    Capital leases                                      --            25,010
    Warrant Valuations                                  --           159,602


See accompanying notes to consolidated financial statements               F-7

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation:

PHC, Inc. and its wholly owned subsidiaries (the "company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The company also provides management, administrative and online behavioral health services. The company primarily operates under three business segments:

1. Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);
2. Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries and BSC-NY, Inc., a subsidiary of PHC, Inc., provides management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area. Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research, Inc. facilitates drug studies under contract with pharmaceutical manufacturers; and
3. Behavioral health online services, which includes behavioral health education, training and products for the behavioral health professional, through its website wellplace.com formerly known as behavioralhealthonline.com.

Until January 1999, the company operated Pioneer Counseling of Virginia, Inc. ("PCV'), an 80% owned subsidiary which provided outpatient services through a physicians practice. On October 5, 1998 Quality Care Centers of Massachusetts, Inc., which operated the company's long term care facility, Franvale Nursing and Rehabilitation Center, filed for protection under the Chapter 7 Bankruptcy code. All financial information for Franvale is reported in the accompanying financial statements as discontinued operations. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain. Net liabilities of discontinued operations were $1,884,234 and $2,422,094 at June 30, 2000 and June 30, 1999, respectively. This amount decreased in 2000 due to payment of legal costs related to the closure. The recognition of the gain has been deferred until final resolution of all contingent liabilities.

Reclassifications

Certain amounts in the June 30, 1999 consolidated financial statements have been reclassified to conform with the June 30, 2000 presentation.
                                                                           F-8

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

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

Long-term assets include accounts receivable non current, other receivables, non current, related party and other receivables. Accounts receivable, non current consists of amounts due from former patients for service. This amount represents amounts collectable under supplemental payment agreements, arranged by the company's collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Accounts of former patients that do not comply with these supplemental payment agreements are written off. Other receivables non current-related party is the amount due from a related professional corporation net of the related allowance for doubtful accounts. This amount consists of the balance due of funds advanced to the professional corporation for acquisition costs, management fees, working capital and interest on the advanced funds (see discussion regarding BSC-NY, Inc. in Note K).

Charity care amounted to approximately $149,000 and $242,000 for the years ended June 30, 2000 and 1999, respectively. Patient care revenue is stated net of charity care in the accompanying statements of operations.

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

Cash equivalents:

Cash equivalents are short-term highly liquid investments with maturities of less than three months, when purchased.
                                                                          F-9

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                             Estimated
                Assets                       Useful Life
                _________________________________________

                Buildings                    39 years
                Furniture and equipment       3 through 10 years
                Motor vehicles                5 years
                Leasehold improvements        Term of lease

Other assets:

Other assets are primarily deposits and deferred expenses.

Organization Costs (Change in accounting principle)

During 2000, all unamortized organization costs related to the acquisition of businesses have been written off as required by the American Institute of Certified Public Accounts Statement of Position 98-2 "Reporting the Costs of Start-up Activities".

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

In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The amount of the impairment losses recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

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

Net liabilities of discontinued operations

Net liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                                             June 30,
                                                          2000      1999
                                                     _________________________

         Debt forgiveness and reserve for
             contingencies                           $2,641,537     $2,641,537
         Less legal and other expenses incurred
             to date                                   757,303         219,443

         Net liabilities of discontinued
             operations                              $1,884,234     $2,422,094

The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations.

Fair value of financial instruments:

The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity and prevailing interest rates.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE A-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation:

The company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The company adopted the disclosure only alternative, which requires disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

All of the company's employees are employed under leasing arrangements. The company believes that its leased employees meet the common law definition of employee and therefore qualify as employees for purposes of applying SFAS No.
123. The company's employee leasing arrangement meets the employee definition requirements under FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation".

Income tax:

The company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilitites. The company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:
                                                             June 30,
                                                        2000       1999
                                                    __________________________

              Land                                  $   69,259     $   69,259
              Buildings                              1,136,963      1,136,963
              Furniture and equipment                  929,762        868,722
              Motor vehicles                            62,292         41,444
              Leasehold improvements                   379,981        358,207
                                                    ___________    ___________
                                                     2,578,257      2,474,595
              Less accumulated depreciation and
                amortization                         1,250,627        991,276
                                                    ___________    ___________
                                                    $1,327,630     $1,483,319
                                                    ___________    ___________

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                                  June 30,
                                                              2000       1999
                                                             __________________
Note payable with interest at 9% requiring monthly
  payments of $1,150 through May 2001.                       $ 11,323   $23,509
9% mortgage note due in monthly installments of $4,850,
   including interest through July 1, 2012, when the
   remaining principal balance is payable.                    445,567   462,814
Term mortgage note payable with interest only payments
   through March 1998 principal due in monthly principal
   installments of $13,333 through February 2001.
   A balloon payment of approximately $1,300,000 plus
   interest is due March 2001, interest at prime plus
   5%(14.5% at June 30, 2000) collateralized by all
   assets of PHC of Michigan, Inc. (PHM)                    1,273,333 1,433,333
Term mortgage  note payable with interest only payments
   through October 2000 principal due in monthly
   installments of $10,000 beginning November 2000
   through October 2002. The note bears interest at
   prime plus 5% (14.5% at June 30, 2000) collateralized
   by all assets of PHC of  Michigan, Inc. and may be
   renewed at the end of two years.                           978,657        --
Term mortgage  note payable with interest only payments
   through October 2001 principal due in monthly
  installments of $41,667 beginning November 2001
   through September 2002. The final principal payment
   of approximately $42,000 is due October 2002. The
   note bears interest at prime plus 5%(14.5% at June 30,
   2000)collateralized by all assets of PHM and may
   be renewed at the end of two years.                        500,000        --
Note Payable issued in conjunction with the final earn-out
   on the BSC-NY, Inc. acquisition due in monthly
   installments of $11,567 including interest at 11%
   through July 2005 (see Note K).                            532,000        --
Note Payable issued in conjunction with the final earn-out
   on the BSC-NY, Inc. acquisition due in monthly
   installments of $3,653 including interest at 11% through
   July 2005 (see Note K).                                    168,000        --
Note Payable due in monthly installments of $7,192 including
   interest at 9% through through March 2001.                  62,363        --
Note Payable due in monthly installments of $429
   including interest at 8.69% through through May 2004.       17,248        --
Note Payable due in monthly installments of $5,088
   including interest at 9% through through October 2002.     142,463        --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CON'T)

Long-term debt is summarized as follows (continued):
                                                                      June 30,
                                                                  2000     1999
                                                                 ______________
Note payable bearing interest at prime plus 3.5%, paid
   in full November 1999                                          --    324,730
Note payable due in monthly installments of $7,633, paid
   in full October 1999                                           --     29,785
Note payable due in monthly installments of $2,378, paid
   in full October 1999                                           --      9,278
Note payable due in monthly installments of $21,506, paid
   in full June 2000                                              --    261,802
Note payable due in monthly installments of $26,131, paid
   in full June 2000                                              --    471,297
                                                         ___________  __________
                                   Total                   4,130,954  3,016,548

Less current maturities                                    1,622,239  1,286,318
                                                         ___________  __________
Noncurrent maturities                                     $2,508,715 $1,730,230
                                                         ___________  __________

Maturities of long-term debt are as follows as of June 30, 2000:

                  Year Ending
                  June 30,                                   Amount
                  ____________                           __________

                  2001                                    $1,622,239
                  2002                                     1,597,439
                  2003                                       184,583
                  2004                                       182,167
                  2005                                       197,642
                  Thereafter                                 346,884
                                                         ____________
                                                          $4,130,954
                                                         ___________

The company has a revolving credit note under which a maximum of $2,500,000 may be outstanding at any time. At June 30, 2000 the outstanding balance was $1,555,149. Advances are made based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime plus 2.25% (11.75% at June 30, 2000). The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest is due. The notes are collateralized by substantially all of the assets of the company's subsidiaries and guaranteed by PHC.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE C - LONG-TERM DEBT (CONTINUED)

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

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 2000, the company was obligated under various capital leases for equipment providing for monthly payments of approximately $4,000 for fiscal 2000 and terms expiring from July 2000 through July 2003.

The carrying value of assets under capital leases included in property and equipment is as follows:

                                                            June 30,
                                                      2000         1999
                                                   _______________________

             Equipment and improvements             $167,857    $528,820
             Less accumulated amortization          (100,714)   (259,564)
                                                    __________ __________
                                                    $ 67,143    $269,256
                                                   __________  __________

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2000:

        Year Ending
        June 30,
        ____________
        2001                                  $  48,269
        2002                                      9,726
        2003                                      2,821
        2004                                        235
                                              __________
        Total future minimum lease payments      61,051
        Less amount representing interest         2,761
                                              __________
        Present value of future minimum
             lease payments                      58,290

        Less current portion
                                                 45,482
                                             __________
        Long-term obligations under
        capital lease                         $  12,808
                                             __________
                                                                           F-15

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:                     June 30,
                                                            2000        1999
                                                            _________________
Notes payable, Tot Care, Inc., company owned by the
President and principal stockholder, interest at 12%
and payable on demand                                       100,000    100,000
Note payable, President and principal stockholder,
interest at 12% payable on demand                           100,000    100,000
                                                            _______    _______
Total                                                      $200,000   $200,000

NOTE F - INCOME TAXES

The company has the following deferred tax assets included in the accompanying balance sheets:
                                                          Year Ended
                                                           June 30,
                                                     2000            1999
                                                  _________________________
           Temporary differences attributable to:
              Allowance for doubtful accounts     $1,350,000    $1,546,000
              Facility Closing Costs                  17,000       198,000
              Depreciation                           125,000       237,000
              Other                                   22,980        85,980
              Operating loss carryforward          1,874,000     1,542,000
                                                  ___________   ____________
                 Total deferred tax asset          3,388,980     3,608,980
           Less:
               Valuation allowance                (2,775,000)   (2,995,000)
           Subtotal                                  613,980       613,980
               Current portion                      (459,280)     (459,280)
                                                 ___________   ____________
                 Long-term portion                $  154,700    $  154,700

The company had no deferred tax liabilities at June 30, 2000 and 1999.

Income tax expense is as follows:
                                                         Year Ended
                                                           June 30,
                                                     2000            1999
                                                  _________________________
           Current income taxes                   $   79,390    $  59,434
                                                 ___________   ____________

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE F - INCOME TAXES (CONTINUED)

Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:
                                                             Year Ended
                                                               June 30,
                                                         2000          1999
                                                       ________________________
           Income tax benefit at statutory rate      $ (235,300)   $ (440,200)
           State income taxes, net of federal
             benefit                                     52,400        39,000
           Decrease in valuation allowance              220,000       388,000
           Increase due to nondeductible items,
           primarily penalties and travel and
             entertainment expenses                      21,000        37,000
            Other                                        21,290        35,634
                                                     __________   ____________
                                                     $   79,390   $    59,434

At June 30, 2000 the company had a net operating loss carryforward amounting to approximately $5,200,000. The Company's Federal net operating loss carryforward are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2020.

The company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax assets existing as of June 30, 2000. During 1999 and 1998, the company has closed three facilities that contributed the most significantly to its past losses, the Franvale Nursing and Rehabilitation Center, the Good Hope Center and the Pioneer Counseling of Virginia clinics. The company has also implemented procedures to improve the operating efficiency of its remaining centers. The company also anticipates that it will have a gain on the final disposition of all contingent liabilities of its closed Franvale facility (see Note I).

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through September 2004. Rent expense for the years ended June 30, 2000 and 1999 was approximately $714,000 and $784,000, respectively. Rent expense includes certain short term rentals. Minimum future rental payments under noncancelable operating leases, having remaining terms in excess of one year as of June 30, 2000 are as follows:

                            Year Ending
                            June 30,             Amount
                            ___________       _________

                            2001              $ 549,814
                            2002                493,914
                            2003                475,179
                            2004                323,220
                            2005                 62,795
                                             ___________
                                             $1,904,922
                                             __________

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

Litigation:

Various legal proceedings, claims and investigations of a nature considered normal to its business operations are pending against the company. The most significant of these matters are described below.

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

On or about May 15, 2000, the company was served with a subpoena by the United States Attorney for the District of Massachusetts. The subpoena requested, inter alia, patient and financial records relating to Franvale Nursing and Rehabilitation Center for the period of 1995 through 1998. The Company is fully cooperating with the investigation and currently is engaged in collecting the requested documents for production to the Government.

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

      The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 150,000 shares may be issued under this plan.
                                                                           F-18

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE H - STOCK PLANS (CONTINUED)

      The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2000, options for 29,500 shares were granted under this plan. A maximum of 50,000 shares may be issued under this plan. Each outside director is granted an option to purchase 2,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.

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

      Under the above plans, at June 30, 2000, 320,250 shares were available for future grant or purchase.

      The company had the following activity in its stock option plans for fiscal 2000 and 1999:
                                                                    Weighted-
                                                     Number         Average
                                                       of        Exercise Price
                                                     Shares       Per Share
                                                    ________     ______________
                     Option plans:
                        Balance - June 30, 1998     375,375            $3.32
                        Granted                     218,500            $1.21
                        Cancelled                   (71,000)           $1.95
                        Repriced Options
                             Original              (183,875)           $2.96
                             Repriced               183,875            $1.25
                                                   _________       __________
                        Balance - June 30, 1999     522,875            $2.02
                        Granted                     271,000            $1.23
                        Cancelled                    (2,000)           $1.25
                        Exercised                    (9,375)           $1.25
                                                  _________       __________
                        Balance - June 30, 2000     782,500            $1.46
                                                  _________       __________
[2]  Stock-based compensation:

     Options for 448,750 shares were exercisable as of June 30, 2000 at exercise prices ranging from $.81 to $6.63 and a weighted average exercise price of approximately $1.58 per share with a weighted average remaining contractual life of approximately three years. Options for 252,000 shares were exercisable as of June 30, 1999 at exercise prices ranging from $1.03 to $6.63 and a weighted-average exercise price of approximately $1.73 per share, with a weighted-average remaining contractual life of approximately three years.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE H - STOCK PLANS (CONTINUED)

      Options to purchase 782,500 shares of class A common stock were outstanding at June 30, 2000 at exercise prices ranging from $.81 to $6.63 per share and have a weighted-average exercise price of approximately $1.46 per share, with a weighted-average remaining contractual life of approximately four years.

      The company has adopted the disclosure only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 2000 or 1999. If the company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, loss per share would have been changed to the pro forma amounts indicated below:

                                                         Year Ended
                                                           June 30,
                                                      2000            1999
                                               ________________________________

        Net loss applicable
           to common
           shareholders         As reported     $ (1,577,145)     $(1,496,196)

                                Pro forma         (1,727,259)      (1,595,475)

        Net loss per share      As reported             (.23)            (.25)

                                Pro forma               (.25)            (.27)

The fair value of the company's stock options used to compute pro forma loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000 and 1999: dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 9.5% and 6.5% respectively; and an expected holding period of five years.

The per share weighed average grant date fair value of options granted during the years ended June 30, 2000 and 1999 was $.55 and $.48, respectively.

                                                                           F-20

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE I - DISCONTINUED OPERATIONS

On May 26, 1998, PHC, Inc.'s wholly owned subsidiary, Quality Care, which operated Franvale filed for reorganization under Chapter 11. On May 29, 1998, the Bankruptcy Court terminated the Chapter 11 proceeding determining that there was no likelihood of reorganization since the prospective acquirer of the facility was now imposing certain terms unacceptable to all interested parties and that the transfer of patients and liquidation of assets could be as readily effectuated in a state court receivership under the aegis of the Massachusetts Health Care Statutes and accordingly dismissed the Chapter 11 case. On June 1, 1998, a receiver was appointed to transfer the patients and close the facility expeditiously. The company has recorded the losses of Franvale through May 31, 1998.

The company's Bankruptcy Attorney was notified that effective September 30, 1998 the patient care receivership for Quality Care had been terminated. On October 5, 1998, in response to the termination of the State Receivership, the company filed for protection under Chapter 7.

Although the full extent of the financial impact on PHC, Inc. cannot be determined at this time, the management of PHC, Inc. does not believe that the liquidation of the assets and liabilities of Quality Care will have a substantial negative impact on PHC's financial position or the results of operations. The company was subject to a guarantee signed by PHC, Inc. for furniture and equipment purchased by Quality Care during the fiscal year ended June 30, 1996. The company has come to an agreement with the leasing company and is currently making monthly payments of $5,088, which includes interest of 9%, in settlement of this obligation. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain. In the quarter ended December 31, 1998, the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The net liabilities of discontinued operations amounted to $1,884,234 at June 30, 2000. The recognition of the gain has been deferred until final resolution of all contingent liabilities. As of June 30, 2000 and 1999 the company paid approximately $538,000 and $220,000, respectively, in costs related to record transfer and litigation surrounding the close of Franvale. As of June 30, 2000 the bankruptcy remains open and management cannot predict a final date of closure at this time.

NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the company's stock plans (Note H), the company has the following options and warrants outstanding at June 30, 2000:

 Date of                                      Number of  Exercise   Expiration
Issuance                   Description         Shares     Price        Date
_______________________________________________________________________________
03/10/1994  IPO Warrants
            Equity transaction                1,792,862   $5.73 per  March 2001
                                              shares       share
11/01/1996  Warrant for debt placement
            service $125,000 value charged
            to interest interest
            expense over term of debt            25,000   $2.00 per  October
                                              shares      share      2001
02/18/1997  Warrant for investor relation
            services $1.210 value passed as       3,559   $1.39 per  February
            an adjustment                     shares      share      2002

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

 Date of                                     Number of   Exercise    Expiration
Issuance                   Description         Shares      Price        Date
_______________________________________________________________________________
3/03/1997   Consultant warrant for investor
            relations $16,306 value passed as    40,000   $1.00 per  March 2002
            an adjustment                     shares      share
09/17/1998  Consultant warrant for investor
            relations $12,776 value passed as    40,000   $1.00 per  March 2002
            an adjustment                     shares      share
03/31/1997  Warrants issued as registration
            penalty on Convertible debenture
            $46,375 value charged to interest   150,000   $2.00 per  March 2002
            expense over term of debentures   shares      share
06/04/1997  Warrants issued with preferred
            stock placement.  Equity             50,000   $2.75 per  June 2000
            transaction                       shares      share
06/01/1997  Warrants issued for investment
            banker services $193,748 value      150,000   $2.08 per  May 2002
            charged to professional fees      shares      share
09/19/1997  Private Placement warrants with
            common stock issuance. Equity        86,207   $2.90 per  Sept 2002
            transaction                       shares      share
03/10/1998  Warrants issued as a penalty
            for late registration of private
            placement shares.  Equity             3,000   $2.90 per  March 2003
            transaction                       shares      share
03/10/1998  Warrants issued as additional
            interest on debt $48,809 value
            charged to interest expense          52,500   $2.00 per  March 2003
            over term of loan                 shares      share
03/19/1998  Warrants issued with preferred
            stock private placement Equity       49,990   $2.31 per  March 2001
            transaction                       shares      share
07/10/1998  Warrants  issued with  extension
            of debt $28,740 value charged to
            interest expense over term           52,500   $1.56 per  July 2003
            of loan                           shares      share
07/10/1998  Warrants issued with extension
            of debt as price guarantee $14,779
            value charged to interest expense    20,000   $1.32 per  July 2003
            over term of loan                 shares      share
12/31/1998  Warrants issued with convertible
            debenture $9,240  value charged to
            professional fees over term of       25,000   $.93 per   Dec  2004
            debentures                        shares      share
12/31/1998  Warrants issued for convertible
            debentures finders fee $25,873 value
            charged to professional fees over    60,000   $.93 per   Dec  2003
            term of debentures                shares      share
12/31/1998  Warrants issued for convertible
            debentures finders fee $3,696
            value  charged to professional       10,000   $1.71 per  Dec 2003
            fees over term of debentures      shares    share
12/31/1998  Warrants issued for convertible
            debentures finders fee $3,246
            value charged to professional        15,000   $1.32 per  Dec 2003
            fees over term  of debentures     shares      share
12/01/1998  Warrants issued for convertible
            debentures finders fee $1,302
            value charged to professional        10,000   $.93 per   Dec 2003
            fees over term of debentures      shares      share
01/01/1999  Warrants issued for convertible
            debentures finders fee $3,696
            value charged to  professional       10,000   $.93 per   Jan 2004
            fees over term of debentures      shares      share
02/01/1999  Warrants issued for convertible
            debentures finders fee 3,696
            value charged to  professional       10,000   $.93 per   Feb 2004
            fees over term of debentures      shares      share
03/01/1999  Warrants issued for convertible
            debentures finders fee $3,696
            value charged to  professional       10,000   $.93 per    Mar 2004
            fees over term of debentures      shares      share
04/01/1999  Warrants issued for convertible
            debentures finders fee $3,696
            value charged to  professional       10,000   $.93 per   Apr 2004
            fees over term of debentures      shares      share
05/01/1999  Warrants issued for convertible
            debentures finders fee $3,696
            value charged to professional        10,000   $.93 per   May 2004
            fees over term of debentures      shares      share
06/01/1999  Warrants issued for convertible
            debentures finders fee $3,696
            value charged to professional        10,000   $.93 per   June 2004
            fees over term of debentures      shares      share
01/05/1999  Warrants issued for investment
            banker services $18,100 value
            charged to professional fees         37,500   $1.28 per  Jan 2004
            over service  period              shares      share
04/05/1999  Warrants issued for investment
            banker services $18,100 value
            charged to professional fees         37,500   $1.29 per  Apr 2004
            over service period               shares      share

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

 Date of                                     Number of   Exercise    Expiration
Issuance                   Description         Shares      Price         Date
_______________________________________________________________________________

02/23/1999  Consultant warrant for investor
            relations $1,307 value charged to     3,000   $1.09 per  Feb 2004
            professional fees                  shares     share
04/21/1999  Consultant warrant for web site
            development services $1,547 value     5,000   $1.50 per  Apr 2004
            charged to professional fees       shares     share
05/18/1999  Consultant warrant for web site
            advisory services $1,848 value        5,000   $. 93 per  Apr 2004
            charged to professional fees       shares     share
04/21/1999  Warrant issued for management
            consultant services $1,547 value      5,000   $.93 per   Apr 2004
            charged to professional fees       shares     share
05/18/1999  Warrant issued for management
            consultant services $370 value        1,000   $.93 per   May 2004
            charged to professional fees       shares     share
07/01/1999  Warrants issued for convertible
            debentures finders fee $5,745
            value charged to professionalfees    10,000   $.93 per   July 2004
            over term of debentures           shares      share
08/01/1999  Warrants issued for convertible
            debentures finders fee $4,187
            value charged to professional        10,000   $.93 per   Aug 2004
            fees over term of debentures      shares      share
07/05/1999  Warrants for investment banker
            services $12,944 value charged to
            professional fees over service       37,500   $1.30 per  July 2004
            period                            shares      share
10/05/1999  Warrants for investment banker
            services $6,042 value charged to
            professional fees over service       37,500   $1.30 per  Oct 2004
            period                            shares      share
03/31/2000  Warrants issued for services
            $10,000 value charged to website     10,000   $1.50 per  Mar 2005
            development                       shares      share
05/26/2000  Warrants issued as additional
            interest on debt $33,264 value       60,000   $1.50 per  May 2005
            charged to interest expense       shares      share
06/28/2000  Warrants issued with preferred
            stock placement.  Equity            125,000   $3.00 per  June 2005
            transaction                      shares       share
06/28/2000  Warrants issued with preferred
            stock placement.  Equity             85,499   $1.60 per  June 2005
            transaction                      shares       share

Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants amounted to approximately $72,000 and $160,000 in fiscal 2000 and 1999 respectively.

In February 1998, the company received $950,000 in exchange for the issuance of Series B convertible preferred stock and warrants to purchase 49,990 shares of Class A common stock. The warrants are exercisable at $2.31 per share and expire in 2001. The number of shares of Class A common stock into which the preferred stock may be converted is equal to 80% of the closing bid price of the Class A common stock as reported by NASDAQ for the five trading days immediately preceding the conversion which resulted in a deemed dividend of $190,000 in fiscal 1998. Cumulative preferred dividends are at the rate of $60 per share per year, payable quarterly. Dividends are payable in cash or in shares of preferred stock at $1,000 per share. For the year ended June 30, 2000 and 1999 dividends on the series B preferred stock amounted to $22,809 and $42,110 respectively. During the fiscal year ended June 30, 2000 and 1999 the company issued 18 and 53 shares of series B preferred stock,

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

respectively, in payment of dividends in lieu of cash. The series B convertible preferred stock agreement carries with it a $2.00 minimum conversion price guarantee. If the actual computed conversion price is lower than the minimum conversion price, the company was originally required to issue a promissory note for the difference between the market value of the shares to be issued at the conversion price and at the minimum conversion price. Subsequent to the issuance of the preferred stock, the company obtained the right to issue either shares of common stock or promissory notes for the "price guarantee" differential. As of June 30, 2000 all series B convertible preferred has been converted into shares of class A common stock which resulted in a dividend charge of $566,703 for the year ended June 30, 2000.

In December 1998, the company issued $500,000 in 12% convertible debentures to private investors. These debentures require quarterly interest payments and are convertible in $1,000 increments for 500 shares of PHC, Inc. class A common stock. In conjunction with this debt placement the company has issued warrants to purchase 10,000 shares of PHC, Inc. class A common stock at $2.00 per share, 15,000 shares of PHC, Inc. class A common stock at $1.50 per share and 175,000 shares of PHC, Inc. class A common stock at $1.00 per share.

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

On June 28, 2000 the company issued 136,000 shares of series C 8% convertible preferred stock at a discount for $1,000,000, which resulted in a dividend charge of $360,000 for the year ended June 30, 2000. In conjunction with this transaction the company also issued a warrant to purchase 125,000 shares of class A common stock which resulted in a dividend of 14,963 in the year ended June 30, 2000. The investor was required to purchase an additional 34,000 shares of series C preferred stock as provided in the agreement for $250,000. This additional purchase of 34,000 shares was completed in August 2000.

Each share of preferred stock may be converted at any time, in whole or in part, for the number of shares of common stock calculated by multiplying the number of shares of preferred stock to be converted by the stated value of $10.00, plus accrued and unpaid dividends and divided by the applicable conversion price. The conversion price is equal to the lesser of 125% of the closing bid price for the Common Stock on the closing date of the agreement (subject to adjustment for any stock-split or stock combination to occur after the date of the agreement) and 97% of the market price (the arithmetic mean of the closing bid prices of the common stock as reported on Nasdaq for the five consecutive trading days on which the lowest closing bid prices are reported during any valuation period) on the date of conversion; provided that any unconverted preferred stock remaining 211 days after the closing date may be converted at a conversion price per share of common stock equal to 94% of the market price; provided, further, that any unconverted preferred stock remaining 271 days after the closing date may be converted at a conversion price per share of common stock equal to 91% of the market price; and provided, further, that if the common stock is delisted off

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

Nasdaq for any reason, then any remaining unconverted preferred stock may be converted at a conversion price per share of common stock equal to 50% of the market price. At the company's option, the amount of accrued and unpaid dividends as of the date of a conversion (whether or not earned or declared, whether or not there were funds legally available for the payment of dividends and whether or not a dividend payment due date has occurred since the last dividend payment) shall not be subject to conversion but instead may be paid in cash as of the conversion date; if the company elects to convert the amount of such accrued and unpaid dividends at the conversion date into common stock, the common stock issued to the investor shall be valued at the applicable conversion price.

Under existing dilution agreements with other stockholders the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effect of transactions through June 30, 2000 are reflected in the table above.


NOTE K - ACQUISITIONS

In September 1996, the company purchased the assets of seven outpatient behavioral health centers located in Michigan ("NPP"). The centers were purchased for $532,559 and 15,000 shares of Class A common stock of PHC, Inc. valued at $5.04 per share. The company borrowed $900,000 (see Note C) to finance the purchase and to provide working capital for the centers. As of June 2000 this note has been paid in full.

On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the company advanced 150,000 shares of PHC, Inc. Class A common stock and funds to Rubenfaer Physician Services, P.C. formerly Shliselberg Physician Services, P.C., and formerly Perlow Physicians, P.C., ("Rubenfaer"), which were in turn issued to the former owners of Behavioral Stress Centers, Inc. to acquire the assets of the medical practices previously serviced by BSC. At June 30, 2000 Rubenfaer owed the company $4,364,510 which includes some acquisition costs, management fees, working capital advances and interest on the advances net of repayments. Total interest charged to Rubenfaer by the company was $378,768 for the year ended June 30, 1999. No interest was charged during the year ended June 30, 2000. The company expects these amounts to be paid in full; however, in consideration of the period of time expected for repayment, the level of Rubenfaer's cash flow and the changing healthcare environment, the company established reserves related to these receivables. During fiscal 1998 the company established a reserve against this receivable in the amount of $382,000. The company increased the reserve to $782,000 in the fiscal year ended June 30, 1999 and approximately $1,125,000 in the fiscal year ended June 30, 2000. It is expected that collections will be received over the next several years and accordingly, these amounts have been classified as noncurrent related party receivables on the company's balance sheet. The company has no ownership interest in Rubenfaer.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

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

In August 2000 the company reached an agreement with the former owners on the terms and amount of the final earn out payment. This payment was made in the form of Notes totaling $700,000 and 414,815 shares of class A common stock, valued at $297,500, which was recorded as additional goodwill. This agreement was effective May 2000 and is reflected in the accompanying consolidated financial statements. Accrued expenses includes $297,500 at June 30, 2000, which reflects the obligation for the 414,815 shares issued in August 2000.

BSC also entered into a management agreement with Rubenfaer whereby management fees are required of Rubenfaer on a monthly basis over a five-year period with an automatic renewal for an additional five-year period. The management fee was calculated at 25% of the total monthly expenses of Rubenfaer and effective November 1, 1999 the management agreement was amended to provide for a management fee equal to the expenses of BSC-NY, Inc. plus $10,000 per month.

Summary, unaudited financial information for Rubenfaer as of and for the year ended June 30, 2000 is as follows:

                   Total assets                  $  3,531,721
                   Stockholder's deficit         $ (1,125,054)
                   Net revenue                   $  3,139,254
                   Net loss                      $   (343,141)

NOTE L - FOURTH QUARTER ADJUSTMENTS

The company reversed approximately $405,000 in the fourth quarter of interest income charged to Rubenfaer Physician Services, P. C. due to the P.C.'s limited available cash flow.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000 and 1999

NOTE M - BUSINESS SEGMENT INFORMATION

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

                                        BEHAVIORAL HEALTH
                       TREATMENT   ADMINISTRATIVE   ONLINE
                       SERVICES       SERVICES     SERVICES    ELIMINATIONS    TOTAL
                      ________________________________________________________
      2000
 Revenues - external
   customers           $18,675,840  $ 1,702,920            0                0   $20,378,760
 Revenues -
   intersegment                  0  $ 1,819,000    $   9,669     $ (1,828,669)            0
 Segment profit (loss) $ 1,690,314  $(1,818,723)   $(484,262)              0   $   (612,671)
 Total assets          $ 9,524,005  $27,608,700    $  63,200     $(21,308,096) $ 15,887,809
 Capital expenditures  $    41,593  $    38,785    $  68,979                0  $    149,357
  Depreciation  &
   amortization        $   233,064  $   114,082    $   9,495                0  $    356,641
 Change in
   accounting principle
  (amortization)       $    54,700  $    16,418    $   1,332                0  $     72,450

         1999
 Revenues - external
   customers           $16,992,290  $ 2,147,206            0                0  $ 19,139,496
 Revenues -
   intersegment                  0  $ 1,716,000            0     $ (1,716,000)            0
 Segment profit
   (loss)              $   742,798  $(2,087,321)   $  (9,563)               0  $(1,354,086)
 Total assets          $10,062,022  $23,862,255            0     $(19,116,286) $ 14,807,991

 Capital expenditures  $   101,384  $    13,870            0                0  $    115,254
  Depreciation  &
   amortization        $   219,426  $   106,338            0                0  $    325,764

NOTE N - SUBSEQUENT EVENTS

On August 24, 2000 the company entered into a letter of agreement through its Internet subsidiary, Behavioral Health Online, Inc. (BHO) to purchase all of the outstanding stock of TherapyRightNow.com in exchange for a minority ownership interest in Behavioral Health Online, Inc. This transaction is set to occur no later than October 31, 2000 if certain contingencies are met. TherapyRightNow.com is an internet company with proven technology and wellness programs which will be used on the BHO website upon completion of the transaction.
                                                                            F-27

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and officers of the company as of June 30, 2000 are as follows:

            Name                  Age                   Position
            ____                  ___                   ________
Bruce A. Shear                     45  Director, President and Chief Executive
                                         Officer
Robert H. Boswell                  51  Senior Vice President
Paula C. Wurts                     51  Controller, Treasurer and Assistant Clerk
Gerald M. Perlow, M.D. (1)(2)      62  Director and Clerk
Donald E. Robar (1)(2)             63  Director
Howard W. Phillips                 70  Director
William F. Grieco (1)              46  Director

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

     ROBERT H. BOSWELL has served as the Senior Vice President of the company since February 1999 and as executive vice president of the company from 1992 to 1999. From 1989 until the spring of 1994 Mr. Boswell served as the Administrator of the company's Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the company's substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University's doctoral program in philosophy. Mr. Boswell is a Board Member of the National Foundation for Responsible Gaming and the Chair for the National Center for Responsible Gaming.

     PAULA C. WURTS has served as the Controller of the company since 1989, as Assistant Clerk since January 1996, as Assistant Treasurer from 1993 until April 2000 when she became Treasurer. Ms. Wurts served as the company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received a Master's Degree in Accounting from Western New England College in 1996.

     GERALD M. PERLOW, M.D. has served as a Director of the company since May 1993 and as Clerk since February 1996. Dr. Perlow is a retired cardiologist who practiced medicine in Lynn, Massachusetts, and has been Associate Clinical Professor of Cardiology at the Tufts University School of Medicine since 1972. Dr. Perlow is a Diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine (with a subspecialty in cardiovascular disease) and a Fellow of the American Heart Association, the American College of Cardiology and the American College of Physicians. From 1987 to 1990, Dr. Perlow served as the Director, Division of Cardiology, at AtlantiCare Medical Center in Lynn, Massachusetts. From October 30, 1996 to March 1, 1997, Dr. Perlow served as President and Director of Rubenfaer Physician Services, P.C. formerly Perlow Physicians, P.C. which has a management contract with BSC. Dr. Perlow currently holds no ownership interest in Rubenfaer Physician Services, P.C. Dr. Perlow received compensation of $8,333 for the period. Dr. Perlow served as a consultant to Wellplace.com, formerly Behavioralhealthonline.com, in fiscal year 2000 and has been a contributing journalist to Wellplace.com since 1999. Dr. Perlow received a B.A. from Harvard College in 1959 and an M.D. from Tufts University School of Medicine in 1963.

     DONALD E. ROBAR has served as a Director of the company since 1985 and as the Treasurer from February, 1996 until April 2000. He served as the Clerk of the company from 1992 to 1996. Dr. Robar has been a professor of Psychology since 1961, most recently at Colby-Sawyer College in New London, New Hampshire. Dr. Robar received an Ed.D. from the University of Massachusetts in 1978, an M.A. from Boston College in 1968 and a B.A. from the University of Massachusetts in 1960.

     HOWARD W. PHILLIPS has served as a Director of the company since August 27, 1996 and has been employed by the company as a public relations specialist since August 1, 1995. From 1982 until October 31, 1995, Mr. Phillips was the Director of Corporate Finance for D. H. Blair Investment Corp. From 1969 until 1981, Mr. Phillips was associated with Oppenheimer & Co. where he was a partner and Director of Corporate Finance. From 1995 until 1999 Mr. Phillips served as a member of the Board of Directors of Food Court Entertainment Network, Inc., an operator of shopping mall television networks, and Telechips Corp., a manufacturer of visual phones.

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

Executive Compensation

     Three executive officers of the company received compensation in the 2000 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the company for services rendered to these executives in fiscal year 2000, 1999 and 1998:

                           Summary Compensation Table
                                                              Long Term
                               Annual Compensation            Compensation
                                                              Awards
 (a)                     (b)     (c)      (d)     (e)            (g)
Name and                                         Other        Securities       (i)
Principal                                        Annual       Underlying    All Other
Position                 Year  Salary    Bonus   Compensation Options/SARs  Compensation
                                ($)        ($)     ($)            (#)         ($)
___________________________________________________________________________________________
Bruce A. Shear          2000    $300,195(1)   --     $10,159(2)    50,000      $22,517
 President and          1999    $300,195(1)   --     $ 7,940(3)    50,000      $21,622
 Chief Executive        1998    $309,167(1)   --     $ 9,813(4)    50,000      $51,256
 Officer

Robert H. Boswell       2000    $116,000  $32,200    $12,846(5)    26,666      $14,261
 Senior Vice            1999    $111,083  $   800    $ 7,955(6)    65,000      $29,753
 President              1998    $102,750      --     $ 7,836(7)    15,000      $14,149

Paula C. Wurts          2000    $ 90,800  $13,500    $ 9,642(8)    33,334      $17,263
 Controller, Treasurer  1999    $ 85,883       --    $ 8,950(9)    20,000      $ 9,055
 And Assistant Clerk    1998    $ 77,700       --    $ 8,547(10)   10,000      $ 9,720

(1)Although the Board of Director authorized base salary effective July 1, 1995 is $310,000 base salary was drawn as listed above.

(2)This amount represents $3,383 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,837 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear and $1,938 personal use of a company car held by Mr. Shear.

(3)This amount represents $2,791 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $2,792 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear and $2,357 personal use of a company car held by Mr. Shear.

(4)This amount represents $2,791 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear $4,768 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear, and $2,254 personal use of a company car held by Mr. Shear.

(5)This amount represents a $6,000 automobile allowance, $952 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $3,000 in relocation expenses paid to Mr. Boswell and $2,894 in benefit derived from the purchase of shares through the employee stock purchase plan.

(6)This amount represents a $6,000 automobile allowance, $357 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $704 in other benefits paid by the company on behalf of Mr. Boswell and $894 in benefit derived from the purchase of shares through the employee stock purchase plan.

(7)This amount represents a $6,000 automobile allowance, $408 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $408 in other benefits paid by the company on behalf of Mr. Boswell $115 in Class A Common Stock issued to employees and $905 in benefit derived from the purchase of shares through the employee stock purchase plan.

(8)This amount represents a $4,800 automobile allowance, $3,878 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $964 in benefit derived from the purchase of shares through the employee stock purchase plan.

(9)This amount represents a $4,800 automobile allowance, $3,940 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $210 in benefit derived from the purchase of shares through the employee stock purchase plan.

(10) This amount represents a $4,650 automobile allowance, $3,250 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $115 in Class A Common Stock issued to employees and $532 in benefit derived from the purchase of shares through the employee stock purchase plan.

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

COMPENSATION COMMITTEE

The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The compensation Committee met once during fiscal 2000. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

During the fiscal year ended June 30, 2000, the company issued additional options to purchase 271,000 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $.81 to $1.50. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant. One hundred thousand of the options issued during the current fiscal year were issued with immediate vesting of 50% and the balance vested in year five of the ten year life of the options.

A total of 9,375 options were exercised at $1.25 each during the fiscal year ended June 30, 2000. No options were exercised during the fiscal year ended June 30, 1999.

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

Employee Stock Purchase Plan

On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. A total of 52,000 shares of class A common stock have been issued under this plan since the first offering which began on February 1, 1997 through the latest completed offering which ended in January 2000. Eighteen employees are participating in the current offering period under the plan, which began on February 1, 2000 and will end on January 31, 2001.

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

On February 18, 1997, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $2.06.
On February 23, 1999, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $1.03. On December 28, 1999, the company issued options to purchase 6, 000 shares of class A common stock under the Director Plan at an exercise price of $.81. As of June 30, 2000, none of the options issued had been exercised.

On November 17, 1997 the Board of Directors voted to amend the Director Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 30,000 shares to 50,000 shares. The Stockholders approved the amendment to the plan at the annual meeting on December 26, 1997.

The following table provides information about options granted to the named executive officers during fiscal 2000 under the company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.


                    Individual Grants
(a)                 (b)            (c)                 (d)             (e)
                    Number of      % of
                    Securities     Total
                    Underlying     Options/SARs   Exercise or
                    Options/SARs   Granted        Base          Expiration
Name                Granted (#)    to             Price           Date
                                   Employees      ($/Share)
                                   in Fiscal
                                   Year
_______________________________________________________________________________
Bruce A. Shear          50,000        18.5%        $1.00        2/10/2010
Robert H. Boswell       16,666         6.1%        $1.00        2/10/2010
                        10,000         3.7%        $1.50        4/25/2005
Paula C. Wurts          23,334         8.6%        $1.00        2/10/2010
                        10,000         3.7%        $1.50        4/25/2005
All Directors and
 Officers as a
 group (7 Persons)     158,000        58.3%        $.81-$1.50   12/23/2004-
                                                                2/10/2010
   The following table provides information about options exercised by the named executive officers during fiscal 1999 and the number and value of options held at the end of fiscal 1999.

(a)                      (b)       (c)       (d)              (e)
                                             Number of
                                             Securities       Value of
                         Shares              Underlying       Unexercised
                         Acquired            Unexercised      In-the-Money
Name                     on        Value     Options/SARs     Options/SARs at
                         Exercise  Realized  at FY-End (#)    FY-End ($)
                          (#)      ($)       Exercisable/     Exercisable/
                                             Unexercisable    Unexercisable
                         ________  ________  _____________    _____________

Bruce A. Shear              --        --     87,500/62,500    $5,250/$5,250
Robert H. Boswell           --        --     88,583/51,483    $1,583/$1,583
Paula C. Wurts              --        --     49,417/31,667    $2,216/$2,216
All Directors and
Officers as a
group (7 persons)           --        --     312,000/206,650  $10,450/$11,970

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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the ownership of shares of the company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the company currently outstanding) as of August 31, 2000 by each person known by the company to beneficially own more than 5% of any class of the company's voting securities, each director of the company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the company as a group. Unless otherwise indicated below, to the knowledge of the company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the company has relied on the information furnished by the persons listed below:


                             Name and Address      Amount and       Percent
                            of Beneficial Owner    Nature            of
    Title of Class                                 of Beneficial    Class
                                                   Owner            (11)
_______________________________________________________________________________
Class A Common Stock    Gerald M. Perlow           43,553(1)         *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960

                        Donald E. Robar            40,053(2)         *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960

                        Bruce A. Shear            111,533(3)         1.5%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960

                        Robert H. Boswell         120,191(4)         1.6%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960

                        Howard W. Phillips         28,053(5)         *
                        P. O. Box 2047
                        East Hampton, NY 11937

                        William F. Grieco          38,053(6)         *
                        115 Marlborough Street
                        Boston, MA   02116

                        Paula C. Wurts             67,868(7)         *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960

                        All Directors and         449,304(8)         6.0%
                        Officers  as a
                        Group
                        (7 persons)

                            Name and Address      Amount and       Percent
                            of Beneficial Owner    Nature            of
    Title of Class                                 of Beneficial    Class
                                                   Owner            (11)
_______________________________________________________________________________
Class B Common Stock
(9)                     Bruce A. Shear          671,259(10)      92.3%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960

                        All Directors and         671,259        92.3%
                        Officers as a Group
                        (7 persons)
* Less than 1%.
1. Includes 26,000 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.81 to $6.63 per share.
2. Includes 29,500 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.81 to $6.63 per share.
3. Includes 100,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.00 to $2.63 per share.
4. Includes an aggregate of 103,583 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $1.00 to $1.50 per share.
5. Includes 20,500 shares issuable pursuant to currently exercisable stock options having an exercise price range of $.81 to $3.50 per share.
6. Includes 20,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.81 to $3.50 per share.
7. Includes 54,417 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.00 to $1.50 per share.
8. Includes an aggregate of 354,500 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 10,000 have an exercise price of $5.00 per share, 26,000 have an exercise price of $3.50 per share, 50,000 have an exercise price of $2.63 per share, 4,500 have an exercise price of $2.06 per share, 10,000 have an exercise price of $1.50 per share, 160,000 have an exercise price of $1.25 per share, 12,500 have an exercise price of $1.20 per share, 25,000 have an exercise price of $1.17 per share, 4,000 have an exercise price of $1.03 per share, 45,000 have an exercise price of $1.00 per share and 2,000 have an exercise price of $.81 per share.
9. Each share of class B common stock is convertible into one share of class A common stock automatically upon any sale or transfer or at any time at the option of the holder.
10. Includes 56,369 shares of class B common stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
11. Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the company's Board of Directors).

     By virtue of the fact that class B shareholders have the right to elect three of the five members of the Board of Directors and Mr. Shear owns 92% of the class B shares, Mr. Shear has the right to elect the nominees and therefore control the Board of Directors.

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 31, 2000:

                  Bruce A. Shear ............................30.96%
                  All Directors and Officers as a Group
                     (7 persons).............................33.23%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last twelve years, Bruce A. Shear, a director and the President and Chief Executive Officer of the company, and persons affiliated and associated with him have made a series of unsecured loans to the company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the company did not have financing available from outside sources and, in the opinion of the company, were entered into at market rates given the financial condition of the company and the risks of repayment at the time the loans were made. As of June 30, 2000, the company owed an aggregate of $200,000 to related parties.

     During the period ended June 30, 2000, the company paid Mr. Shear and affiliates approximately $28,500 in principal and accrued interest under various notes. As of June 30, 2000, the company owed Bruce A. Shear $100,000 on a promissory note, which is dated August 13, 1998, bears interest at the rate of 12% per year and is payable on demand and Tot Care, Inc., an affiliate of Bruce
A. Shear, $100,000 on promissory notes dated May 28, 1998 and June 9, 1998 which bear interest at the rate of 12% per year and are payable on demand.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.                            Description

         3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the company's Registration Statement on March 2, 1994).
       3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts. (Filed with the 10-QSB dated May, 1997).
         3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
         3.3 Certificate of Vote of Directors establishing a Series of a Class of stock. (Filed with the SB-2/A dated June 3, 1997.
         4.1 Form of Warrant Agreement. (Filed as exhibit 4.1 to the company's Registration Statement on March 2, 1994).
         4.2 Form of Unit Purchase Option. (Filed as exhibit 4.4 to the company's Registration Statement on March 2, 1994).
         4.3 Warrant issued to Robert A. Naify, Marshall Naify, Sarah M. Hassanein and Whitney Gettinger. (Filed as exhibit 4.6 to the company's Registration Statement on Form 3 dated March 12, 1996. Commission file number 333-71418).
         4.5 Warrant Agreement issued to Alpine Capital Partners, Inc. to purchase 25,000 Class A Common shares dated October 7, 1996. (Filed as exhibit 4.15 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission November 5, 1996. Commission file number 0-22916).
         4.6 Warrant  Agreement  issued  to  Barrow  Street  Research,  Inc.  to purchase 3,000 Class A Common shares dated February 18, 1997. (Filed as exhibit 4.17 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
         4.7 Consultant Warrant Agreement by and between PHC, Inc., and C.C.R.I. Corporation dated March 3, 1997 to purchase 160,000 shares Class A Common Stock. (Filed as an exhibit to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
         4.8 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for 50,000 shares of Class A Common Stock dated 6/4/97. (Filed as exhibit 4.22 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
         4.9 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for up to 86,207 shares of Class A Common Stock dated 09/19/97. (Filed as exhibit 4.25 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
        4.10 Transfer from Seacrest Capital Securities of PHC, Inc. and securities to Summit Capital Limited dated 12/19/97. (Filed as exhibit 4.26 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
        4.11 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, LP for 3,000 shares of Class A Common Stock. (Filed as exhibit 4.27 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-22916).

Exhibit No.                              Description

        4.12 Subscription Agreements and Warrants for Series B Convertible Preferred Shares and Warrants by and between PHC, Inc., ProFutures Special Equities Fund, L.P., Gary D. Halbert, John F. Mauldin and Augustine Fund, L.P. dated March 16, 1998. (Filed as exhibit 4.28 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-22916).
        4.13 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc.
             dated March 10, 1998. (Filed as exhibit 4.16 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
        4.14 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated July 10, 1998. (Filed as exhibit 4.15 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
        4.15 Warrant Agreement by and between Joan Finsilver and PHC, Inc. dated 07/31/98 for 60,000 shares common stock. (Filed as exhibit 4.16 to the company's report on 10-KSB filed with the Securities and Exchange Commission on October 13, 1998. Commission file number 0-22916. Replaces exhibit 4.23 to the company's report on Form 10-KSB. Filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
        4.16 Warrant Agreement by and between Brean Murray and Company and PHC, Inc. dated 07/31/98 for 90,000 shares common stock. (Filed as exhibit 4.17 to the company's report on 10-KSB filed with the Securities and Exchange Commission on October 13, 1998. Replaces
             exhibit 4.23 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
        4.17 Warrant Agreement by and between HealthCare Financial Partners, Inc. and its subsidiaries (collectively "HCFP"). and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock. (Filed as exhibit 4.18 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
        4.18 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3. (Filed as exhibit 4.19 to the company's report on Form
             10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
        4.19 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000. (Filed as exhibit 4.20 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
        4.20 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
        4.21 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).

Exhibit No.                              Description

        4.22 Warrant Agreement by and between PHC, Inc., and National Securities Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock. (Filed as exhibit 4.23 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
        4.23 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares,
             50,000  shares  and  10,000  shares of Class A Common  Stock  dated
             December  31,  1998;  5,000  shares of Class A Common  Stock  dated
             December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999. (Filed as exhibit 4.24 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
        4.24 Warrant Agreement by and between PHC, Inc., and Barrow Street Research for 3,000 shares of Class A Common Stock dated February 23, 1999. (Filed as exhibit 4.24 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
        4.25 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated March 1, 1999. (Filed as exhibit 4.25 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
        4.26 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.26 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
        4.27 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated May 1, 1999. (Filed as exhibit 4.27 to the company's Registration Statement on Form S-3 dated May 14, 1999. Commission file number 0-22916).
        4.28 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
        4.29 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
        4.30 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated August 1, 1999. (Filed as exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
        4.31 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1999. (Filed as exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
        4.32 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1999. (Filed as exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
        4.33 Subscription Agreement and Warrants Series B Convertible Preferred Shares and Warrants by and between PHC, Inc., ProFutures Special Equities Fund, L.P., Gary D. Halbert, John F. Mauldin and Augustine Fund, L.P. dated March 16, 1998. (Filed as exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).

Exhibit No.                              Description

        4.34 Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and CCRI, Inc. and Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and M&K Partners both dated 3/3/97; replaces warrant for 160,000 shares dated 3/3/97 by and between PHC, Inc. and CCRI, Inc. (Filed as exhibit to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).0-22916).
        4.35 Certificate of Designation of Series C Convertible Preferred Stock of PHC, Inc. adopted by the Board of Directors on June 15, 2000 and June 26, 2000. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
        4.36 Common Stock Purchase Warrant by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
       *4.37 Common Stock  Purchase  Warrant by and between PHC, Inc. and Heller
             Healthcare  Finance,  Inc.  for  60,000  shares  of  Class A Common
             Stock.
        10.1 1993 Stock Purchase and Option Plan of PHC, Inc., as amended December 26, 1997. (Filed as exhibit 10.1 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
        10.2 Warrant Agreement for Bridge financing with List of bridge investors holding warrant agreements and corresponding numbers of bridge units for which warrant is exercisable. (Filed as exhibit
             10.6 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 33-71418).
        10.3 Lease Agreement between Palmer-Wells Enterprises and AIHS, Inc. and Edwin G. Brown, dated September 23, 1983, with Addendum dated March 23, 1989, and Renewal of Addendum dated April 7, 1992. (Filed as exhibit 10.14 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 33-71418).
        10.4 Note of PHC of Virginia, Inc. in favor of Himanshu S. Patel and Anna H. Patel, dated April 1, 1995, in the amount of $10,000. (Filed as exhibit 10.29 to the company's annual report on Form 10-KSB. Filed with the Securities and Exchange on October 2, 1995. Commission file number 0-22916).
        10.5 Note of PHC of Virginia, Inc. in favor of Mukesh P. Patel and Falguni M. Patel, dated April 1, 1993, in the amount of $10,000. (Filed as exhibit 10.30 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
        10.6 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994).
        10.7 Security Agreement Note of PHC of Virginia, Inc. in favor of Mount Regis Center, Inc., dated July 28, 1987, in the amount of $90,000, guaranteed by PHC, Inc., with Security Agreement, dated July
             1987. (Filed as exhibit 10.34 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).

Exhibit No.                              Description

        10.8 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
        10.9 Lease Agreement by and between Conestoga Corp. and PHC, Inc., dated July 11, 1994. (Filed as exhibit 10.69 to the company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994. Commission file number 0-22916).
       10.10 Renewal of Lease Addendum between Palmer Wells Enterprises and PHC of Utah, Inc., executed February 20, 1995. (Filed as exhibit
             10.73 to the company's annual report on Form 10-KSB, filed with the Securities and Exchange on October 2, 1995. Commission file number 0-22916)
       10.11 1995 Employee Stock Purchase Plan. (Filed as exhibit 10.74 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418.
             As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
       10.12 1995 Employee Stock Purchase Plan. (Filed as exhibit 10.74 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418.
             As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
       10.13 1995  Non-Employee  Director  Stock Option Plan.  (Filed as exhibit
             10.75 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
       10.14 Loan and Security Agreement of PHC of Nevada, Inc., in favor of LINC Anthem Corporation, dated November 7, 1995. (Filed as exhibit
             10.76 to the company's Form 10-KSB, filed with the Securities and Exchange Commission on October 4, 1996.)
       10.15 Secured Promissory Note in the amount of $750,000 by and between PHC of Nevada, Inc. and LINC Anthem Corp. (Filed as exhibit 10.77 to the company's Form 10-KSB, filed with the Securities and Exchange Commission on October 4, 1996.)
       10.16 Stock Pledge by and between PHC, Inc. and Linc Anthem Corporation. (Filed as exhibit 10.81 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994. )
       10.17 Custodial Agreement by and between LINC Anthem Corporation and PHC, Inc. and Choate, Hall and Stewart dated July 25, 1996. (Filed as exhibit 10.85 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
       10.18 Loan and Security Agreement by and between Northpoint-Pioneer Inc. and LINC Anthem Corporation dated July 25, 1996. (Filed as exhibit
             10.86 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).

Exhibit No.                              Description

       10.19 Corporate Guaranty by PHC, Inc., PHC of Rhode Island, Inc., PHC of Virginia, Inc., PHC of Nevada, Inc. and LINC Anthem Corporation dated July 25, 1996 for North Point-Pioneer, Inc. (Filed as exhibit 10.87 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.20 Stock Pledge and Security Agreement by and between PHC, Inc. and LINC Anthem Corporation. (Filed as exhibit 10.88 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.21 Secured Promissory Note of North Point-Pioneer, Inc. in favor of LINC Anthem Corporation dated July 25, 1996 in the amount of $500,000. (Filed as exhibit 10.89 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.22 Lease Agreement by and between PHC, Inc. and 94-19 Associates dated October 31, 1996 for BSC-NY, Inc. (Filed as exhibit 10.90 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.23 Note by and between PHC Inc. and Yakov Burstein in the amount of $180,000. (Filed as exhibit 10.91 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.24 Note by and between PHC, Inc. and Irwin Mansdorf in the amount of $570,000. (Filed as exhibit 10.92 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.25 Employment Agreement by and between BSC-NY, Inc. and Yakov Burstein dated November 1, 1996. (Filed as exhibit 10.93 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.26 Consulting Agreement by and between BSC-NY, Inc. and Irwin Mansdorf dated November 1, 1996. (Filed as exhibit 10.94 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.27 Agreement and Plan of Merger by and among PHC, Inc., BSC-NY, Inc., Behavioral Stress Centers, Inc., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996. (Filed as exhibit 10.95 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.28 Employment Agreement by and between Perlow Physicians, P.C. and Yakov Burstein dated November 1, 1996. (Filed as exhibit 10.98 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
       10.29 Agreement for Purchase and Sale of Assets by and between Clinical Associates and Clinical Diagnostics and PHC, Inc., BSC-NY, Inc., Perlow Physicians, P.C., Irwin Mansdorf, and Yakov Burstein dated October 31, 1996. (Filed as exhibit 10.99 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).

Exhibit No.                              Description

       10.30 Consulting Agreement by and between Perlow Physicians, P.C. and Irwin Mansdorf dated November 1, 1996. (Filed as exhibit 10.100 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on December 5, 1996. Commission file number 0-22916).
      10.31 Mortgage by and between PHC of Michigan, Inc. and HCFP Funding Inc. dated January 13, 1997 in the amount of $2,000,000. (Filed as exhibit 10.106 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997 Commission file number 0-22916).
       10.32 Employment Agreement for Dr. Himanshu Patel; Employment Agreement for Dr. Mukesh Patel; and Fringe Benefit Exhibit for both of the Patels' Employment Agreements. (Filed as exhibit 10.107 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
       10.33 Unconditional  Guaranty of Payment and  performance  by and between
             PHC, Inc. in favor of HCFP. (Filed as exhibit 10.112 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
       10.34 Amendment number 1 to Loan and Security Agreement dated May 21, 1996 by and between PHC of Utah, Inc. and HCFP Funding providing collateral for the PHC of Michigan, Inc. Loan and Security Agreement. (Filed as exhibit 10.113 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997 Commission file number 0-22916).
       10.35 Employment Agreement by and between Perlow Physicians P.C. and Nissan Shliselberg, M.D. dated March, 1997. (Filed as exhibit
             10.114 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.36 Option and Indemnity Agreement by and between PHC, Inc. and Nissan Shliselberg, M.D. dated February, 1997. (Filed as exhibit 10.115 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.37 Secured Term Note by and between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March, 1997. (Filed as exhibit 10.116 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.38 Mortgage between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March, 1997 for Secured Term Note. (Filed as exhibit 10.117 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.39 Submission of Lease between PHC, Inc. and Conestoga Corporation dated 11/09/95 for space at 200 Lake Street, Suite 101b, Peabody, MA 01960. (Filed as exhibit 10.119 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.40 Master Equipment Lease Agreement by and between PHC, Inc. and LINC Capital Partners dated March 18, 1997 in the amount of $200,000. (Filed as exhibit 10.121 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
       10.41 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)

Exhibit No.                              Description

       10.42 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit
             10.122 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997.
             Commission file number 0-22916)
       10.43 Deed, Deed of Trust and Deed Trust Note in the amount of $540,000 by and between Dillon and Dillon Associates and Pioneer Counseling of Virginia, Inc. (Filed as exhibit 10.124 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)
       10.44 Financial Advisory Agreement, Indemnification Agreement and Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)
       10.45 Secured Term Note; Mortgage; Environmental Indemnity; Agreement Guaranty by PHC, Inc.; and Amendment No. 2 Loan and Security Agreement by and between Healthcare Financial; and PHC of Michigan, Inc. dated December, 1997. (Filed as exhibit 10.129 to the company's Registration Statement on Form SB-2 dated January 8, 1997. Commission file number 333-25231).
       10.46 First Amendment to Sale and Purchase Agreement by and between LINC Financial Services, Inc., LINC Finance Corporation VII and PHC of Rhode Island dated January 20, 1995 and Sale and Purchase Agreement dated March 6, 1995. (Filed as exhibit 10.132 to the company's 10-QSB dated February 17, 1998).
       10.47 Agreement by and between PHC, Inc., and Irwin Mansdorf and Yakov Burstein dated March 2, 1998. (Filed as exhibit 10.135 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-22916 on April 29,
             1998).
       10.48 Secured Bridge Loan to be made to PHC, Inc. by HCFP Funding II, Inc. in the amount of $350,000 dated March 10, 1998. (Filed as exhibit 10.136 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-22916 on April 29, 1998).
       10.49 First Amendment to Mortgage between PHC of Michigan, Inc. and HCFP Funding, Inc. (Filed as Exhibit 10.137 to the company's 10-QSB filed on May 15, 1998. Commission file number 0-22916).
       10.50 Secured Unconditional Guaranty of Payment and performance by and between BSC-NY, Inc. and HCFP Funding II, Inc. in the amount of $350,000. (Filed as exhibit 10.58 to the company's Registration
             Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.51 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.59 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.52 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July, 1998. (Filed as exhibit
             10.60 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.53 Amendment No. 1 to Secured Bridge Note dated July 10, 1998 by and between PHC, Inc. and HCFP Funding II, Inc. (Filed as exhibit
             10.61 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).

Exhibit No.                              Description

       10.54 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.62 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.55 Promissory Note for $50,000 dated June 9, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.63 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
      10.56 Letter Agreement dated May 31, 1998 by and between NMI Realty, Inc. and PHC of Rhode Island, Inc. to terminate the Lease and Option Agreement entered into March 16, 1994. (Filed as exhibit 10.64 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
       10.57 Amendment No. 1 to Loan and Security Agreement in the amount of $4,000,000.00 by and among HCFP Funding, Inc., and PHC of
             Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.65 to the company's report on Form 10-KSB dated October 13, 1998. Commission file number 0-22916).
       10.58 Promissory Note by and between PHC, Inc. and Bruce A. Shear dated August 13, 1998, in the amount of $100,000. (Filed as exhibit
             10.66 to the company's report on Form 10-QSB dated November 3, 1998. Commission file number 0-22916).
       10.59 Amendment to Overline Letter Agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated June 8, 1998 extending the maturity date from November 10, 1998 to May 10, 1999. (Filed as exhibit 10.67 to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on February 12, 1999. Commission file number 0-22916).
       10.60 The Overline Letter agreement pursuant to the Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998 extending the maturity date from November 10, 1998 to May 10, 1999. (Filed as exhibit 10.68 to the company's Registration Statement on Form 10-QSB dated 12, 1999. Commission file number 0-22916).
       10.61 Financial   Advisory  and  Consultant   Agreement  by  and  between
             National Securities Corporation and PHC, Inc. dated 01/05/99 (Filed as exhibit 10.69 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
       10.62 Agreement for Purchase and Sale of Pioneer Counseling of Virginia, Inc. to Dr. Mukesh Patel and Dr. Himanshu Patel dated February 15, 1999. (Filed as exhibit 10.62 to the company's Registration Statement on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1999. Commission file number 0-22916).
       10.63 This amendment no. 2 to secured bridge note (the "Amendment") is hereby entered into as of the 10th day of May 1999 by and among PHC, INC., a Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender"). (Filed as an exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).

Exhibit No.                              Description

       10.64 Seller's Settlement Statement related to the sale of the real estate owned by Pioneer Counseling of Virginia, Inc. dated March 15, 1999. (Filed as exhibit 10.64 to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1999. Commission file number 0-22916).
       10.65 This amendment no. 2 to secured bridge note (the "Amendment") is hereby entered into as of the 10th day of May 1999 by and among PHC, INC., a Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender"). (Filed as an exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
       10.66 Loan and Security Agreement by and between Heller Healthcare Finance, Inc. f/k/a HCFP Funding, Inc. and PHC of Michigan, Inc.
             PHC of Utah, Inc. PHC of Virginia, Inc. PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. dated August 11, 1999. (Filed as an exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
       10.67 Amendment number 3 to Secured Bridge Note dated May 10, 1999 by and between PHC, Inc. and HCFP (Filed as exhibit to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 1999. Commission file number 0-22916).
       10.68 Promissory Note by and between PHC, Inc. and Mellon US Leasing Corporation dated November, 1999, in the amount of $160,000. (Filed as exhibit 10.68 to the company's report on Form 10-QSB dated November 15, 1999.
       10.69 Secured Term Loan for $1,000,000 by and between PHC of Michigan, Inc and Heller Finance, Inc., which includes Secured Term Note from Borrower; Restated Mortgage by and between Borrower and Lender; Guaranty of Term Loan by PHC, Inc.; Secured Guaranty of Term Loan by BSC-NY, Inc.; Guaranty of Term Loan by Bruce A. Shear and Letter Agreement. (Filed as exhibit to the company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2000. Commission file 0-22916).
       10.70 Amendment number 1 to Loan and Security Agreement dated February 17, 2000 by and between PHC of Michigan, Inc., PHC, of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Heller Healthcare Finance, Inc., f/k/a HCFP Funding in the amount of $2,500,000. (Filed as exhibit to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).
       10.71 Secured Term Note by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. in the amount of $500,000 dated May 26, 2000. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
       10.72 Registration Rights Agreement by and between PHC, Inc. and The Shaar Fund Ltd. Dated June 28, 2000. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
       10.73 Release Notice by and between PHC, Inc. and The Shaar Fund Ltd. Dated June 28, 2000. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).

Exhibit No.                              Description

       10.74 Escrow Instruction by and between PHC, Inc.; The Shaar Fund Ltd. And Cadwalader, Wickersham & Taft (an Escrow Agent) dated June 28, 2000. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
       10.75 Securities Purchase Agreement by and between PHC, Inc. and The Shaar Fund Ltd. Dated June 28, 2000 to purchase 125,000 shares of Class A Common Stock. (Filed as exhibit to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
      *10.76 Promissory  Note for  $532,000  dated May 30,  2000 by and  between
             PHC, Inc. and Irwin J. Mansdorf, Ph.D.
      *10.77 Promissory  Note for  $168,000  dated May 30,  2000 by and  between
             PHC, Inc. and Yakov Burstein, Ph.D.
      *10.78 Settlement  Agreement and Mutual  Releases by and between PHC, Inc.
             and Yakov Burstein, Ph.D. and Irwin J. Mansdorf, Ph.D. dated May 30, 2000.
      *10.79 Restated  mortgage for  $3,100,000  by and between PHC of Michigan,
             Inc. and Heller Finance, Inc., which includes Secured Unconditional Guaranty of Payment and Performance by PHC, Inc.; Secured Unconditional Guaranty of Payment and Performance by BSC-NY, Inc.; Secured Unconditional Guaranty of Payment and Performance by Bruce A. Shear and Amended and Restated
             Cross-Collateralization and Cross-Default Agreement By and Among PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc. PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. (Collectively, "Borrower") And Heller Healthcare Finance, Inc. ("Lender").
        16.1 Letter on Change in Independent Public Accountants. (Filed as an exhibit to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1994 and as
             exhibit 16.1 in the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. (Commission file number 0-22916 on April 29, 1998).
        21.1 List of Subsidiaries. (Filed as an exhibit to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
        23.1 Consent of Independent Auditors.

        * Filed herewith

(b) REPORTS ON FORM 8-K.

      The company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PHC, INC.


Date: September 29, 2000                          By:  /s/  Bruce A. Shear
                                                  Bruce A. Shear, President
                                                           and
                                                  Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.



     SIGNATURE                     TITLE(s)                      Date
____________________         __________________________     __________________

/s/  Bruce A. Shear         President, Chief Executive
Bruce A. Shear              Officer and Director            September 29, 2000
                            (principal executive
                            officer)

/s/  Paula C. Wurts         Controller and
Paula C. Wurts              Treasurer (principal
                            financial                       September 29, 2000
                            and accounting officer)

/s/  Gerald M. Perlow
Gerald M. Perlow            Director                        September 29, 2000

/s/  Donald E. Robar
Donald E. Robar             Director                        September 29, 2000

/s/  Howard Phillips
Howard Phillips             Director                        September 29, 2000

/s/  William F. Grieco
William F. Grieco           Director                        September 29, 2000

Exhibit 4.37


THIS COMMON STOCK PURCHASE WARRANT AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE TRANSFERRED IN VIOLATION OF SUCH ACT, THE RULES AND REGULATIONS THEREUNDER OR THE PROVISIONS OF THIS COMMON STOCK PURCHASE WARRANT.


                    Number of Shares of Common Stock: 60,000



                      CLASS A COMMON STOCK PURCHASE WARRANT


                       To Purchase Class A Common Stock of


                                    PHC, Inc.

            THIS  IS  TO  CERTIFY  THAT  Heller  Healthcare  Finance,  Inc.,  or
registered assigns, is entitled, at any time from the Closing Date (as hereinafter defined) to the Expiration Date (as hereinafter defined), to purchase from PHC, Inc., a Massachusetts corporation (the "COMPANY"), 60,000 shares of Common Stock (as hereinafter defined and subject to adjustment as provided herein), in whole or in part, at a purchase price per share equal to $1.50, subject to adjustment as provided herein, all on the terms and conditions and pursuant to the provisions hereinafter set forth.
1.    DEFINITIONS

            As used in this Class A Common Stock Purchase Warrant (this "WARRANT"), the following terms shall have the respective meanings set forth below:

            "BUSINESS DAY" shall mean any day that is not a Saturday or Sunday or a day on which banks are required or permitted to be closed in the Commonwealth of Massachusetts.

            "CLOSING DATE" is May 26, 2000.

            "COMMISSION" shall mean the Securities and Exchange Commission or any other federal agency then administering the Securities Act and other federal securities laws.

            "COMMON STOCK" shall mean (except where the context otherwise indicates) the Class A Common Stock, par value $.01 per share, of the Company as constituted on the Closing Date, and any capital stock into which such Common Stock may thereafter be changed, and shall also include (i) capital stock of the Company of any other class (regardless of how denominated) issued to the holders of shares of Common Stock upon any reclassification thereof which is also not preferred as to dividends or assets over any other class of stock of the Company and which is not subject to redemption and (ii) shares of common stock of any successor or acquiring corporation received by or distributed to the holders of Common Stock of the Company in the circumstances contemplated by Section 4.2.

            "CURRENT MARKET PRICE" shall mean on any date of determination the closing bid price of a Common Stock on such day as reported on Nasdaq; PROVIDED, if such security bid is not listed or admitted to trading on the Nasdaq National Market ("NASDAQ"), as reported on the principal national security exchange or quotation system on which such security is quoted or listed or admitted to trading, or, if not quoted or listed or admitted to trading on any national securities exchange or quotation system, the closing bid price of such security on the over-the-counter market on the day in question as reported by Bloomberg LP, or a similar generally accepted reporting service, as the case may be.

            "CURRENT WARRANT PRICE" shall mean, in respect of a share of Common Stock at any date herein specified, the price at which a share of Common Stock may be purchased pursuant to this Warrant on such date, as set forth in the first paragraph hereof.

            "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect from time to time.

            "EXERCISE PERIOD" shall mean the period during which this Warrant is exercisable pursuant to Section 2.1.

            "EXPIRATION DATE" shall mean May 25, 2005.

            "FUNDAMENTAL  CORPORATE  CHANGE" shall have the meaning set forth in
Section 4.2.

            "HOLDER" shall mean the Person in whose name the Warrant or Warrant Stock set forth herein is registered on the books of the Company maintained for such purpose.

            "MARKET PRICE" per Common Stock means the average of the closing bid prices of the Common Stock as reported on the Nasdaq for the twenty trading days immediately preceding the date on which this Warrant is exercised.

            "OTHER PROPERTY" shall have the meaning set forth in Section 4.2. "PERSON" shall mean any individual, sole proprietorship, partnership, joint venture, trust, incorporated organization, association, corporation, limited liability company, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

             "RESTRICTED COMMON STOCK" shall mean shares of Common Stock which are, or which upon their issuance on their exercise of this Warrant would be, evidenced by a certificate bearing the restrictive legend set forth in Section 9.1.

            "SECURITIES ACT" shall mean the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

             "TRANSFER" shall mean any disposition of any Warrant or Warrant Stock or of any interest in either thereof, which would constitute a sale thereof within the meaning of the Securities Act.

            "TRANSFER NOTICE" shall have the meaning set forth in Section 9.2.

            "WARRANT PRICE" shall mean an amount equal to (i) the number of shares of Common Stock being purchased upon exercise of this Warrant pursuant to
Section 2.1, multiplied by (ii) the Current Warrant Price.

            "WARRANT STOCK" shall mean the shares of Common Stock purchased by the holders of the Warrants upon the exercise thereof.

            "WARRANTS" shall mean this Warrant and all warrants issued upon transfer, division or combination of, or in substitution for, any thereof. All Warrants shall at all times be identical as to terms and conditions and date, except as to the number of shares of Common Stock for which they may be exercised.

2.    EXERCISE OF WARRANT
2.1   MANNER OF EXERCISE

            From and after the Closing Date and until 5:00 p.m., New York time, on the Expiration Date, Holder may exercise this Warrant, on any Business Day, for all or any part of the number of shares of Common Stock purchasable hereunder.

     In order to exercise this Warrant, in whole or in part, Holder shall deliver to the Company at its principal office at 200 Lake Street, Suite 102, Peabody, MA 01960, or at the office or agency designated by the Company pursuant to Section 12, (i) a written notice of Holder's election to exercise this Warrant, which notice shall specify the number of shares of Common Stock to be purchased, (ii) to the extent such exercise is not being effected through a Cashless Exercise, payment of the Warrant Price in cash or wire transfer or cashier's check drawn on a United States bank and (iii) this Warrant. Such notice shall be substantially in the form of the subscription form appearing at the end of this Warrant as EXHIBIT A, duly executed by Holder or its agent or attorney. Upon receipt of the items referred to in clauses (i), (ii) and (iii) above, the Company shall, as promptly as practicable, and in any event within five Business Days thereafter, execute or cause to be executed and deliver or cause to be delivered to Holder a certificate or certificates representing the aggregate number of full shares of Common Stock issuable upon such exercise. The stock certificate or certificates so delivered shall be, to the extent possible, in such denomination or denominations as Holder shall request in the notice and shall be registered in the name of Holder or, subject to Section 9, such other name as shall be designated in the notice. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other Person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the notice, together with the cash or check or checks and this Warrant, is received by the Company as described above and all taxes required to be paid by Holder, if any, pursuant to Section 2.2 prior to the issuance of such shares have been paid. If this Warrant shall have been exercised in part, the Company shall, at the time of delivery of the certificate or certificates representing Warrant Stock, deliver to Holder a new Warrant evidencing the rights of Holder to purchase the unpurchased shares of Common Stock called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant, or, at the request of Holder, appropriate notation may be made on this Warrant and the same returned to Holder. Notwithstanding any provision herein to the contrary, the Company shall not be required to register shares in the name of any Person who acquired this Warrant (or part hereof) or any Warrant Stock otherwise than in accordance with this Warrant.

     Simultaneously with the exercise of this Warrant, payment in full of the Warrant Price shall be made, at the option of the Holder, (i) by payment of the Warrant Price in cash or by wire transfer or cashier's check drawn on a United States bank, (ii) through a net exercise without payment of the Warrant Price in cash by providing notice to the Company of the Holder's election to receive a number of shares of Common Stock in a Cashless Exercise equal to the product of
(1) the number of shares for which such Warrant is exercisable with payment in cash of the Warrant Price and (2) the Cashless Exercise Ratio or (iii) by any combination of clauses (i) and (ii). For purposes of this Warrant, the "CASHLESS EXERCISE RATIO" shall equal a fraction, the numerator of which is the Current Market Price per share of the Common Stock on the date of exercise, less the Current Warrant Price as of the date of exercise, and the denominator of which is the Current Market Price per share of the Common Stock on the date of exercise. An exercise of a Warrant in accordance with clause (ii) above is herein called a "CASHLESS EXERCISE." Following a Cashless Exercise, this Warrant shall be canceled in all respects with regard to (a) the number of shares of Common Stock issued in accordance with the Cashless Exercise PLUS (b) the number of shares used as consideration for the Cashless Exercise. 2.2 PAYMENT OF TAXES AND CHARGES

     All shares of Common  Stock  issuable  upon the  exercise  of this  Warrant pursuant to the terms hereof shall be validly issued, fully paid and nonassessable, freely tradable and without any preemptive rights. The Company shall pay all expenses in connection with, and all taxes and other governmental charges that may be imposed with respect to, the issuance or delivery thereof, unless such tax or charge is imposed by law upon Holder, in which case such taxes or charges shall be paid by Holder. The Company shall not be required, however, to pay any tax or other charge imposed in connection with any transfer involved in the issuance of any certificate for shares of Common Stock issuable upon exercise of this Warrant in any name other than that of Holder, and in such case the Company shall not be required to issue or deliver any stock certificate until such tax or other charge has been paid or it has been established to the satisfaction of the Company that no such tax or other charge is due.

2.3   FRACTIONAL SHARES

     The Company shall not be required to issue a fractional share of Common Stock upon exercise of any Warrant. As to any fraction of a share which Holder would otherwise be entitled to purchase upon such exercise, such fraction shall be adjusted to a full share of Common Stock.

2.4   CONTINUED VALIDITY

     A holder of shares of Common Stock issued upon the exercise of this Warrant, in whole or in part (other than a holder who acquires such shares after the same have been publicly sold pursuant to a Registration Statement under the Securities Act or sold pursuant to Rule 144 thereunder) shall continue to be entitled with respect to such shares to all rights to which it would have been entitled as Holder under Sections 9, 10 and 14 of this Warrant. The Company will, at the time of exercise of this Warrant, in whole or in part, upon the request of Holder, acknowledge in writing, in form reasonably satisfactory to Holder, its continuing obligation to afford Holder all such rights; PROVIDED, HOWEVER, that if Holder shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to Holder all such rights.

3.    TRANSFER, DIVISION AND COMBINATION
3.1   TRANSFER

     Subject to compliance with Section 9, transfer of this Warrant and all rights hereunder, in whole or in part, shall be registered on the books of the Company to be maintained for such purpose, upon surrender of this Warrant at the principal office of the Company referred to in Section 2.1 or the office or agency designated by the Company pursuant to Section 12, together with a written assignment of this Warrant substantially in the form of EXHIBIT B hereto duly executed by Holder or its agent or attorney and funds sufficient to pay any transfer taxes payable upon the making of such transfer. Upon such surrender and, if required, such payment, the Company shall, subject to Section 9, execute and deliver a new Warrant or Warrants in the name of the assignee or assignees and in the denomination specified in such instrument of assignment, and shall issue to the assignor a new Warrant evidencing the portion of this Warrant not so assigned, and this Warrant shall promptly be canceled. A Warrant, if properly assigned in compliance with Section 9, may be exercised by a new Holder for the purchase of shares of Common Stock without having a new warrant issued.

3.2   DIVISION AND COMBINATION

     Subject to Section 9, this Warrant may be divided or combined with other Warrants upon presentation thereof at the aforesaid office or agency of the Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by Holder or its agent or attorney. Subject to compliance with Sections 3.1 and 9, as to any transfer which may be involved in such division or combination, the Company shall execute and deliver a new Warrant or Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

3.3   EXPENSES

     The Company shall prepare, issue and deliver at its own expense (other than transfer taxes) the new Warrants or Warrants under this Section 3. 3.4 MAINTENANCE OF BOOKS

     The Company agrees to maintain, at its aforesaid office or agency, books for the registration and the registration of transfer of the Warrants.

4.    ADJUSTMENTS

4.1   ADJUSTMENT BASED ON CURRENT MARKET PRICE

     In the event that on the date on which the Holder exercises this Warrant the Current Market Price of the Common Stock is less than $2.50 per share, such holder shall have the right to receive an additional number of shares of Common Stock under this Warrant equal to a number not less than the product of (1) 60,000, or if the Warrant is exercised in part, the number of shares for which such Warrant is exercised on the date of exercise, and (2) the Adjustment Ratio. For purposes of this Warrant, the "ADJUSTMENT RATIO" shall equal a fraction, the numerator of which is $2.50 less the Market Price, and the denominator of which is the Market Price per share of the Common Stock on the date of exercise.

4.2 REORGANIZATION, RECLASSIFICATION, MERGER, CONSOLIDATION OR DISPOSITION OF ASSETS

     In case the Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another Person (where the Company is not the survivor or where there is a change in or distribution with respect to the Common Stock of the Company), or sell, convey, transfer or otherwise dispose of all or substantially all its property, assets or business to another Person, or effectuate a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of (each, a "FUNDAMENTAL CORPORATE CHANGE") and, pursuant to the terms of such Fundamental Corporate Change, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("OTHER PROPERTY"), are to be received by or distributed to the holders of Common Stock of the Company, then Holder shall have the right thereafter to receive, upon exercise of the Warrant, such number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and Other Property as is receivable upon or as a result of such Fundamental Corporate Change by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such Fundamental Corporate
Change. In case of any such Fundamental Corporate Change, the successor or acquiring corporation (if other than the Company) shall expressly assume the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by the Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined by resolution of the Board of Directors of the Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 4. For purposes of this Section 4.2, "COMMON STOCK OF THE SUCCESSOR OR ACQUIRING CORPORATION" shall include stock of such corporation of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this
Section 4.2 shall similarly apply to successive Fundamental Corporate Change.

5.    NOTICES TO HOLDER
5.1   NOTICE OF ADJUSTMENTS

     Whenever the number of shares of Common Stock for which this Warrant is exercisable shall be adjusted pursuant to Section 4.2, the Company shall forthwith prepare a certificate to be executed by the chief financial officer of the Company setting forth, in reasonable detail, the event requiring the adjustment and the method by which such adjustment was calculated, specifying the number of shares of Common Stock for which this Warrant is exercisable and describing the number and kind of any other shares of stock or Other Property for which this Warrant is exercisable, and any change in the purchase price or prices thereof, after giving effect to such adjustment or change. The Company shall promptly cause a signed copy of such certificate to be delivered to the Holder in accordance with Section 14.2. The Company shall keep at its office or agency designated pursuant to Section 12 copies of all such certificates and cause the same to be available for inspection at said office during normal business hours by the Holder or any prospective purchaser of a Warrant designated by Holder. 5.2 NOTICE OF CORPORATE ACTION

     If at any time: (a) the Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right; or (b) there shall be any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger of the Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of the Company to, another corporation; or (c) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, in any one or more of such cases, the Company shall give to Holder (i) at least 30 days' prior written notice of the date on which a record date shall be selected for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 30 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify
(i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and (ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to Holder at the last address of Holder appearing on the books of the Company and delivered in accordance with Section 14.2.

6.    NO IMPAIRMENT

     The  Company  shall  not  by any  action,  including,  without  limitation, amending  its  certificate  of  incorporation  or  through  any  reorganization, transfer of assets, consolidation, merger, dissolution, issuance or sale of securities or other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of Holder against impairment. Without limiting the generality of the foregoing, the
Company will (a) take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, and (b) use its best efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant.

     Upon the request of Holder, the Company will at any time during the period this Warrant is outstanding acknowledge in writing, in form satisfactory to Holder, the continuing validity of this Warrant and the obligations of the Company hereunder.

7. RESERVATION AND AUTHORIZATION OF COMMON STOCK

     From and after the Closing Date, the Company shall at all times reserve and keep available for issuance upon the exercise of Warrants such number of its authorized but unissued shares of Common Stock as will be sufficient to permit the exercise in full of all outstanding Warrants. All shares of Common Stock which shall be so issuable, when issued upon exercise of any Warrant and payment therefor in accordance with the terms of such Warrant, shall be duly and validly issued and fully paid and nonassessable and not subject to preemptive rights.

     Before taking any action which would result in an adjustment in the number of shares of Common Stock for which this Warrant is exercisable, the Company shall obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

8.    TAKING OF RECORD; STOCK AND WARRANT TRANSFER BOOKS

     The Company will not at any time, except upon dissolution, liquidation or winding up of the Company, close its stock transfer books or Warrant transfer books so as to result in preventing or delaying the exercise or transfer of any Warrant.

9.    RESTRICTIONS ON TRANSFERABILITY

     The Warrants and the Warrant Stock shall not be transferred, hypothecated or assigned before satisfaction of the conditions specified in this Section 9, which conditions are intended to ensure compliance with the provisions of the Securities Act with respect to the Transfer of any Warrant or any Warrant Stock. Holder, by acceptance of this Warrant, agrees to be bound by the provisions of this Section 9. 9.1 RESTRICTIVE LEGEND (a) Holder, by accepting this Warrant and any Warrant Stock agrees that this Warrant and the Warrant Stock issuable upon exercise hereof may not be assigned or otherwise transferred unless and until
(i) the Company has received an opinion of counsel for Holder that such securities may be sold pursuant to an exemption from registration under the Securities Act or (ii) a registration statement relating to such securities has been filed by the Company and declared effective by the Commission.

     Each certificate for Warrant Stock issuable hereunder shall bear a legend as follows until such securities have been sold pursuant to an effective registration statement under the Securities Act:

     "THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES LAWS OF ANY STATE, AND ARE BEING OFFERED AND SOLD PURSUANT TO AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND SUCH LAWS. THESE SECURITIES MAY NOT BE SOLD OR TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OR SUCH OTHER LAWS."

(b) Except as otherwise provided in this Section 9, the Warrant shall be stamped or otherwise imprinted with a legend in substantially the following form:

     "THIS CLASS A COMMON STOCK PURCHASE WARRANT AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE TRANSFERRED IN VIOLATION OF SUCH ACT, THE RULES AND REGULATIONS THEREUNDER OR THE PROVISIONS OF THIS CLASS A COMMON STOCK PURCHASE WARRANT."

9.2   NOTICE OF PROPOSED TRANSFERS

     Prior to any Transfer or attempted Transfer of any Warrants or any shares of Restricted Common Stock, the Holder shall give ten days' prior written notice (a "TRANSFER NOTICE") to the Company of Holder's intention to effect such Transfer, describing the manner and circumstances of the proposed Transfer, and obtain from counsel to Holder who shall be reasonably satisfactory to the
Company, an opinion that the proposed Transfer of such Warrants or such Restricted Common Stock may be effected without registration under the Securities Act. After receipt of the Transfer Notice and opinion, the Company shall, within five days thereof, notify the Holder as to whether such opinion is reasonably satisfactory and, if so, such holder shall thereupon be entitled to Transfer such Warrants or such Restricted Common Stock, in accordance with the terms of the Transfer Notice. Each certificate, if any, evidencing such shares of Restricted Common Stock issued upon such Transfer shall bear the restrictive legend set forth in Section 9.1(a), and the Warrant issued upon such Transfer shall bear the restrictive legend set forth in Section 9.1(b), unless in the opinion of such counsel such legend is not required in order to ensure compliance with the Securities Act. Holder shall not be entitled to Transfer such Warrants or such Restricted Common Stock until receipt of notice from the Company under this Section 9.2 that such opinion is reasonably satisfactory.

9.3   REGISTRATION OF SHARES.

     From and after the first public sale of shares of the Company's Common Stock pursuant to an effective registration statement under the Securities Act, after the expiration of any applicable underwriter lock-up period, the Holder shall have the right to have the Warrant Stock registered for resale on a Form S-3 Registration Statement in the event the Company is eligible to file a Form S-3 (or any successor form).

9.4   TERMINATION OF RESTRICTIONS

     Notwithstanding the foregoing provisions of Section 9, the restrictions imposed by this Section upon the transferability of the Warrant Stock and the Restricted Common Stock and the legend requirements of Section 9.1 shall terminate as to any particular Warrant Stock or Restricted Common Stock (i) when and so long as such security shall have been effectively registered under the Securities Act and disposed of pursuant thereto or (ii) when the Company shall have received an opinion of counsel reasonably satisfactory to it that such shares may be transferred without registration thereof under the Securities Act.

     Whenever the restrictions imposed by this Section shall terminate as to any share of Restricted Common Stock, as hereinabove provided, the holder thereof shall be entitled to receive from the Company, at the Company's expense, a new certificate representing such Common Stock not bearing the restrictive legend set forth in Section 9.1(a). 9.5 LISTING ON SECURITIES EXCHANGE

     If the Company shall list any shares of Common Stock on any securities exchange or quotation system, it will, at its expense, list thereon, maintain and, when necessary, increase such listing of, all shares of Common Stock issued or, to the extent permissible under the applicable securities exchange rules, issuable upon the exercise of this Warrant so long as any shares of Common Stock shall be so listed during the Exercise Period.

10.   SUPPLYING INFORMATION

     The Company shall cooperate with Holder in supplying such information as may be reasonably necessary for Holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of any Warrant or Restricted Common Stock.

11.   LOSS OR MUTILATION

     Upon receipt by the Company from Holder of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of this Warrant and indemnity reasonably satisfactory to it (it being understood that the written agreement of the Holder shall be sufficient indemnity), and in case of mutilation upon surrender and cancellation hereof, the Company will execute and deliver in lieu hereof a new Warrant of like tenor to Holder; PROVIDED, in the case of mutilation no indemnity shall be required if this Warrant in identifiable form is surrendered to the Company for cancellation.

12.   OFFICE OF THE COMPANY

     As long as any of the Warrants remain outstanding, the Company shall maintain an office or agency (which may be the principal executive offices of the Company) where the Warrants may be presented for exercise, registration of transfer, division or combination as provided in this Warrant.

13.   LIMITATION OF LIABILITY

     No provision hereof, in the absence of affirmative action by Holder to purchase shares of Common Stock, and no enumeration herein of the rights or privileges of Holder hereof, shall give rise to any liability of Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

14.   MISCELLANEOUS
14.1  NONWAIVER AND EXPENSES

     No course of dealing or any delay or failure to exercise any right hereunder on the part of Holder shall operate as a waiver of such right or otherwise prejudice Holder's rights, powers or remedies. If the Company fails to make, when due, any payments provided for hereunder, or fails to comply with any other provision of this Warrant, the Company shall pay to Holder such amounts as shall be sufficient to cover any costs and expenses including, without limitation, reasonable attorneys' fees, including those of appellate proceedings, incurred by Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.

14.2  NOTICE GENERALLY

     Except as may be otherwise provided herein, any notice or other communication or delivery required or permitted hereunder shall be in writing and shall be delivered personally or sent by certified mail, postage prepaid, or by a nationally recognized overnight courier service, and shall be deemed given when so delivered personally or by overnight courier service, or, if mailed, three days after the date of deposit in the United States mails, as follows:

            (a)   if to the Company, to:

                  PHC, Inc.
                  200 Lake Street, Suite 102
                  Peabody, MA 01960
                  Attention:  Bruce A. Shear
                  (978) 536-2777
                  (978) 536-2677 (fax)

                  with a copy to:

                  Arnold R. Westerman, Esquire
                  Arent Fox Kintner Plotkin & Kahn, PLLC
                  1050 Connecticut Avenue, NW
                  Washington, DC 20036
                  (202) 857-6243
                  (202) 857-6395 (fax)

            (b)   if to the Holder, to:
                  Heller Healthcare Finance, Inc.
                  2 Wisconsin Circle, 4th floor
                  Chevy Chase, MD  20815
                  Attention:  Keith Reuben
                  (301) 347-3138
                  (301) 664-9860 (Fax)

                  with a copy to:
                  Heller Healthcare Finance, Inc.
                  2 Wisconsin Circle, 4th Floor
                  Chevy Chase, MD  20815
                  Attention:  Richard Dine
                  (301) 664-9877
                  (301) 664-9860 (fax)

     The Company or the Holder may change the foregoing address by notice given pursuant to this Section 14.2. 14.3 REMEDIES.

     Holder in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under Section 9 of this Warrant. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of Section 9 of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate. 14.4 SUCCESSORS AND ASSIGNS

     Subject to the provisions of Sections 3.1 and 9, this Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the Holder and the successors of the Company and the successors and assigns of Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant and, with respect to Section 9 hereof, holders of Warrant Stock, and shall be enforceable by any such Holder or holder of Warrant Stock. 14.5 AMENDMENT

     This Warrant and all other Warrants may be modified or amended or the provisions hereof waived with the written consent of the Company and Holder.
14.6 SEVERABILITY

     Wherever possible, each provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall only be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Warrant. 14.7 HEADINGS

     The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant. 14.8 GOVERNING LAW

     This Warrant shall be governed by the laws of the Commonwealth of Massachusetts, without regard to the provisions thereof relating to conflicts of law.

                            [SIGNATURE PAGE FOLLOWS.]

     IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed and its corporate seal to be impressed hereon and attested by its Secretary or an Assistant Secretary.

Dated:  June 9, 2000


                                       PHC, INC.

                                       By:____________________________________
                                          /s/  Bruce A. Shear_________________
                                          Name:  Bruce A. Shear
                                          Title:  Chief Executive Officer

Attest:




 By:  /s/  Paula C. Wurts              _______________________________________
    Name:  Paula C. Wurts
    Title: Assistant Secretary

                                                                       EXHIBIT A

                                SUBSCRIPTION FORM

                 [To be executed only upon exercise of Warrant]

     The undersigned registered owner of this Warrant irrevocably exercises this Warrant for the purchase of __________ shares of Class A Common Stock of PHC, Inc. and herewith makes payment therefor, all at the price and on the terms and conditions specified in this Warrant and requests that certificates for the shares of Class A Common Stock hereby purchased (and any securities or other property issuable upon such exercise) be issued in the name of and delivered to whose address is

and, if such shares of Class A Common Stock shall not include all of the shares of Class A Common Stock issuable as provided in this Warrant, that a new Warrant of like tenor and date for the balance of the shares of Class A Common Stock issuable hereunder be delivered to the undersigned.

                                             (Name of Registered Owner)

                                           (Signature of Registered Owner)

                                                 (Street Address)

                                   -------------------------------------------
                                         (City)         (State)    (Zip Code)


                                       NOTICE:    The    signature    on    this
                                       subscription  must  correspond  with  the
                                       name  as  written  upon  the  face of the
                                       within   Warrant  in  every   particular,
                                       without alteration or enlargement or any change whatsoever.

                                                                       EXHIBIT B

                                 ASSIGNMENT FORM


     FOR VALUE RECEIVED the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under this Warrant, with respect to the number of shares of Class A Common Stock set forth below:

                                                     No. of Shares of
NAME AND ADDRESS OF ASSIGNEE                         CLASS A COMMON
                                                          STOCK


and does hereby irrevocably constitute and appoint


attorney-in-fact to register such transfer on the books of PHC, Inc. maintained for the purpose, with full power of substitution in the premises.

Dated:
                                        -----------------------------------
                                                    (Print Name)
                                        -----------------------------------
                                                   (Signature)

                                        -----------------------------------
                                               (Print Name of Witness)

                                        -----------------------------------
                                                (Witness's Signature)


                                       NOTICE: The signature on this assignment must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.

Exhibit 10.76



                                RESTATED MORTGAGE

                                  $3,100,000.00



            MORTGAGOR:   PHC OF MICHIGAN, INC.

            MORTGAGEE:    HELLER HEALTHCARE FINANCE, INC.



                                  May 26, 2000


                                  Prepared by and after  recording,  return to:
                                  Stephen L. Burlingame, Esq.
                                  Fraser Trebilcock Davis & Foster, P.C.
                                  1000 Michigan National Tower
                                Lansing, MI 48933

                                RESTATED MORTGAGE

     THIS INSTRUMENT ("MORTGAGE") WITNESSES: That PHC OF MICHIGAN, INC., a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960, as "MORTGAGOR", and HELLER HEALTHCARE FINANCE, INC., a Delaware corporation having its principal office at 2 Wisconsin Circle, 4th Floor, Chevy Chase, Maryland 20815, as "MORTGAGEE".


                                R E C I T A L S

A. This Mortgage amends and restates in its entirety that certain Restated Mortgage made by Mortgagor in favor of Mortgagee, which was recorded in the official records of the Macomb County, Michigan registrar of deeds at Liber Page on , 1999 (the "ORIGINAL MORTGAGE"). The Mortgage secures the obligations of Mortgagor (i) under that certain Secured Term Note in the original principal amount of One Million One Hundred Thousand and No/100 Dollars ($1,100,000.00) made by Mortgagor in favor of Mortgagee's predecessor-in-interest and dated March 12, 1997 (the "MARCH TERM NOTE"); (ii) under that certain Secured Term
Note in the  original  principal  amount of Five  Hundred  Thousand  and  No/100
Dollars ($500,000) made by Mortgagor in favor of Mortgagee's predecessor-in-interest and dated December 9, 1997 (the "DECEMBER TERM NOTE"); and (iii) under that certain Secured Term Note made by Mortgagor in favor of Mortgagee dated as November , 1999 in an original principal amount of One Million and No/100 Dollars ($1,000,000.00) (the "NOVEMBER TERM NOTE" and collectively with the March Term Note and the December Term Note, the "ORIGINAL TERM NOTES"). The Original Term Notes are still outstanding. The succession of Mortgagee is described in the recitals of the Original Mortgage.

B. Mortgagor is executing a Secured Term Note in favor of Mortgagee dated as of even date with this Mortgage in an original principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "MAY TERM NOTE" and collectively with the Original Term Notes, the "TERM NOTES"). Mortgagee requires that the obligations of Mortgagor under the May Term Note be secured by the premises (as defined below) and Mortgagor has agreed to execute this Mortgage to evidence Mortgagee's security interest.

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

(b)  payment of the indebtedness evidenced by the December Term Note;

(c)  payment of the indebtedness evidenced by the November Term Note;

(d)  payment of the indebtedness evidenced by the May Term Note

(e) payment by Mortgagor to Mortgagee of all sums expended or advanced by Mortgagee pursuant to any term or provision of this Mortgage;

(f) performance of the covenants, conditions, and agreements contained in this Mortgage and in the Term Notes and in any other documents securing the indebtedness shown above;

(g) all other indebtedness and obligations of Mortgagor currently or subsequently owing to Mortgagee, including but not limited to all future advances under this Mortgage or on the Term Notes, loan agreements, security agreements, pledge agreements, assignments, mortgages, leases, guarantees, and any other agreements, instruments, or documents previously or subsequently signed by Mortgagor, whether the indebtedness or obligations are direct or indirect, absolute or contingent, primary or secondary, or related or unrelated to the premises or the transaction of which this Mortgage is a part, and any and all partial or full extensions or renewals of this indebtedness or other indebtedness and obligations (all of the foregoing are collectively referred to as the "INDEBTEDNESS").

      Mortgagor warrants, covenants, and agrees that:

1. TITLE. Mortgagor is seized of the premises, in fee simple. Mortgagor had the right and power to mortgage and warrant the premises as set forth in this Mortgage. The premises are free from all liens and encumbrances except easements and restrictions of record disclosed in __________________ Title Commitment No. _______ dated ______________, relating to the premises. Mortgagor will defend the premises against all claims and demands.

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

      (b) a policy of comprehensive public liability insurance insuring against bodily injury, with a coverage limit of at least $3,000,000, and against property damage, with a coverage limit of at least $3,000,000, from any accident or occurrence with respect to the premises.

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

13. ASSIGNMENT OF RENTS AND LEASES. As additional security for the payment of the indebtedness, Mortgagor assigns and transfers to Mortgagee, pursuant to 1953 PA 210, as amended by 1966 PA 151 (MCLA 554.231 et seq., MSA 26.1137(1) et seq.), all the rents, profits, and income under all leases, occupancy agreements, or arrangements upon or affecting the premises (including any extensions or amendments) now in existence or coming into existence during the period this Mortgage is in effect. This assignment shall run with the land and be good and valid as against Mortgagor and those claiming under or through Mortgagor. This assignment shall continue to be operative during foreclosure or any other proceedings to enforce this Mortgage. If a foreclosure sale results in a deficiency, this assignment shall stand as security during the redemption period for the payment of the deficiency. This assignment is given only as collateral security and shall not be construed as obligating Mortgagee to perform any of the covenants or undertakings required to be performed by Mortgagor in any leases.

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

     (c) the appointment by a court of a receiver or trustee of Mortgagor or for any property of Mortgagor;

     (d) a decree by a court adjudicating Mortgagor a bankrupt or insolvent, or for the sequestration of any of Mortgagor's property;

     (e) the filing of a petition in bankruptcy by or against Mortgagor under the federal Bankruptcy Code or any similar statute that is in effect;

     (f) an assignment by Mortgagor for the benefit of creditors or a written admission by Mortgagor of the inability to pay debts generally as they become due;

     (g) the failure to comply with all of the terms and covenants of any leases or other agreements, documents, or restrictions that now encumber, affect, or pertain to the premises;

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

25. COVENANTS RUN WITH LAND. All of the terms and covenants of this Mortgage shall run with the land and shall be binding on and inure to the benefit of the respective legal representatives and successors of the parties.

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

                                   MORTGAGOR:

WITNESSES:                         PHC OF MICHIGAN, INC.,
                                   a Massachusetts corporation


                                   By:  /s/  Bruce A. Shear
                                   Name: Bruce A. Shear
                                         President

/s/  T. A. Bates
     Name:


                                 ACKNOWLEDGMENT


STATE OF MASSACHUSETTS  )
COUNTY OF ESSEX         )


     The foregoing instrument was acknowledged before me on ____________, 2000, by Bruce A. Shear, the President of PHC of Michigan, Inc., a Massachusetts corporation, on behalf of the corporation.


/s/  Paula C. Wurts
Notary Public, Essex County

My commission expires November 29, 2002

                                   EXHIBIT "A"

                                LEGAL DESCRIPTION

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

            SECURED UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS SECURED UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of May 26, 2000 and is made by BSC--NY, INC., a New York corporation ("GUARANTOR"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("LENDER").

                                 R E C I T A L S

1. Pursuant to a certain Secured Term Note of even date with this Guaranty (as the note may from time to time be amended, modified or supplemented, the "TERM Note") made in favor of Lender by PHC of Michigan, Inc., a Massachusetts corporation ("BORROWER") that is an affiliate of Guarantor, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "LOAN").

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

      3. As security for Guarantor's obligations under this Guaranty, Guarantor hereby assigns and grants to Lender a continuing priority lien on and security interest in, upon, and to the following property:

     a. All of Guarantor's now-owned and hereafter acquired or arising Accounts, accounts receivable and rights to payment of every kind and description, and any contract rights, chattel paper, documents and instruments with respect thereto;

     b. All of Guarantor's now or hereafter acquired deposit accounts into which Accounts are deposited, including the Concentration Account;

     c. All of Guarantor's right, title and interest, and all of Guarantor's rights, remedies, security and liens, in, to and in respect of the Accounts, including, without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any Account debtor, and credit and other insurance;

     d. All of Guarantor's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any Account, and all returned, reclaimed or repossessed goods;

     e. All deposit accounts, as such term is defined in the UCC;

     f. All books, records, ledger cards, computer programs and information and other property at any time evidencing or relating to the Accounts; and

     g. The proceeds (including, without limitation, insurance proceeds) of all of the foregoing.

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
                  Telecopier: (301) 664-9866
                  Attention: Steven M. Curwin, Deputy General Counsel

Any party may designate a change of address by notice in writing to the other parties, such notice to be effective ten (10) days after mailing or delivery as provided in this Section 10.

     11. Guarantor hereby represents, warrants, and covenants to Lender that:

     a. It is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has the corporate power and authority to own its property, conduct its business as now being conducted and to make and perform this Guaranty and the transactions contemplated by this Guaranty, and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature and extent of the business conducted by it, or property owned by it, and applicable law require such qualification, except where the failure so to qualify would not have a material adverse effect on the business, operations or financial position of Guarantor.

     b. The execution, delivery and performance of this Guaranty have been duly authorized by all necessary corporate action and will not violate any provision of law or any order of any court or governmental agency or the certificate of incorporation or other incorporating documents or bylaws of Guarantor, or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which it is a party or by which it may be bound.

     c. Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon its financial condition or operations.

     d. Guarantor is not in default under any provision of its certificate of incorporation or other incorporating documents, bylaws or stock provisions (or any amendment to such documents or provisions), any indenture relating to borrowed money, any agreement to which it is a party or by which it is bound, any other indenture, or any order, regulation, ruling or requirement of a court or public body or authority by which it is bound, which default would have a material adverse effect on the business, operations or financial position of Guarantor.

     e. No license, consent or approval of, or filing with, any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable it to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

     f. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by Lender.

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

     21. In any litigation, trial, arbitration or other dispute resolution proceeding relating to this Guaranty or any of the other Loan Documents, all directors, officers, employees and agents of Guarantor or of its Affiliates shall be deemed to be employees or managing agents of Guarantor for purposes of all applicable law or court rules regarding the production of witnesses by notice for testimony (whether in a deposition, at trial or otherwise). Guarantor agrees that Lender's counsel in any such dispute resolution proceeding may examine any of these individuals as if under cross-examination and that any discovery deposition of any of them may be used in that proceeding as if it were an evidence deposition. Guarantor in any event will use all commercially reasonable efforts to produce in any such dispute resolution proceeding, at the time and in the manner requested by Lender, all Persons, documents (whether in tangible, electronic or other form) or other things under its control and relating to the dispute in any jurisdiction that recognizes that (or any similar) distinction.

                               [SIGNATURES FOLLOW]

IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

ATTEST:                                   BSC-NY, INC.
                                          a New York corporation


                                          By: /s/  Bruce A. Shear
                                          Name:  Bruce A. Shear
                                          Title: President

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


     THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "GUARANTY") is dated as of May 26, 2000 and is made by PHC, INC., a Massachusetts corporation ("GUARANTOR"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("LENDER").

                                 R E C I T A L S

     1. Pursuant to a certain Secured Term Note of even date with this Guaranty (as the note may from time to time be amended, modified or supplemented, the "TERM NOTE") made in favor of Lender by PHC of Michigan, Inc., a Massachusetts corporation ("BORROWER") that is a wholly owned subsidiary of Guarantor, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "LOAN").

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

     21. In any litigation, trial, arbitration or other dispute resolution proceeding relating to this Guaranty or any of the other Loan Documents, all directors, officers, employees and agents of Guarantor or of its Affiliates shall be deemed to be employees or managing agents of Guarantor for purposes of all applicable law or court rules regarding the production of witnesses by notice for testimony (whether in a deposition, at trial or otherwise). Guarantor agrees that Lender's counsel in any such dispute resolution proceeding may examine any of these individuals as if under cross-examination and that any discovery deposition of any of them may be used in that proceeding as if it were an evidence deposition. Guarantor in any event will use all commercially reasonable efforts to produce in any such dispute resolution proceeding, at the time and in the manner requested by Lender, all Persons, documents (whether in tangible, electronic or other form) or other things under its control and relating to the dispute in any jurisdiction that recognizes that (or any similar) distinction.

                               [SIGNATURES FOLLOW]

IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

ATTEST:                             PHC, INC.
                                    a Massachusetts corporation


                                    By: /s/  Bruce A. Shear
                                    Name: Bruce A. Shear
                                          President

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "GUARANTY") is dated as of May 26, 2000 and is made by BRUCE A. SHEAR, an individual ("Guarantor"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("LENDER").

                                 R E C I T A L S

     A. Pursuant to a certain Secured Term Note of even date with this Guaranty (as the note may from time to time be amended, modified or supplemented, the "TERM NOTE") made by PHC of Michigan, Inc., a Massachusetts corporation ("BORROWER"), in favor of Lender, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "LOAN").

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

     2. To induce Lender to make the Loan upon the terms and conditions set forth in the Term Note, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guaranties to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of all of Borrower's obligations under the Term Note (collectively, the "OBLIGATIONS"), and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Term Note. . Notwithstanding the foregoing, Guarantor's aggregate obligations under this Guaranty (in addition to the Guaranty of Guarantor under that certain Guaranty between Lender and Guarantor dated as of November , 1999) shall be limited to the amount of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00).

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

     10. Guarantor hereby represents, warrants, and covenants to Lender:

     a. Guarantor has the full right, power and authority to enter into this Guaranty.

     b. The execution, delivery and performance of this Guaranty will not violate any provision of law or any order of any court or governmental agency or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which he is a party or by which he may be bound.

     c. Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon his financial condition.

     d. The financial statements of Guarantor previously delivered to Lender are true, correct and complete and fairly present the financial condition of Guarantor as of the date thereof. There are no material unrealized or anticipated liabilities, direct or indirect, fixed or contingent, of Guarantor as of the dates of such financial statements which are not reflected therein or in the notes thereto. There has been no material adverse change in the financial condition of Guarantor since the date of such financial statements of Guarantor delivered to Lender.

     e. No license, consent or approval of, or filing with, any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable him to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

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


WITNESS:                            GUARANTOR:


/s/  T. A. Bates                    /s/  Bruce A.Shear
     Name:                               Bruce A. Shear

                  AMENDED AND RESTATED CROSS-COLLATERALIZATION
                           AND CROSS-DEFAULT AGREEMENT


                                  BY AND AMONG

                             PHC OF MICHIGAN, INC.,
                               PHC OF UTAH, INC.,
                              PHC OF VIRGINIA, INC.
                            PHC OF RHODE ISLAND, INC.
                      PIONEER COUNSELING OF VIRGINIA, INC.
                           (COLLECTIVELY, "BORROWER")

                                       AND

                         HELLER HEALTHCARE FINANCE, INC.
                                   ("LENDER")

                                  May 26, 2000


                                    Prepared by and after recording, return to:
                                    Stephen L. Burlingame, Esq.
                                    Fraser Trebilcock Davis & Foster, P.C.
                                    1000 Michigan National Tower
                                    Lansing, MI 48933

                  AMENDED AND RESTATED CROSS-COLLATERALIZATION
                           AND CROSS-DEFAULT AGREEMENT

     THIS AMENDED AND RESTATED CROSS-COLLATERALIZATION AND CROSS-DEFAULT AGREEMENT (the "Agreement") made as of the 26th day of May, 2000, is executed by and among PHC, INC., a Massachusetts corporation ("PHC"), PHC OF MICHIGAN, INC., a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 ("PHCM"), PHC OF UTAH, INC., a Massachusetts corporation ("PHCU"), PHC OF VIRGINIA, INC., a Massachusetts corporation ("PHCVA"), PHC OF RHODE ISLAND, INC., a Massachusetts corporation ("PHCRI"), and PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation ("Pioneer," and collectively with PHC, PHCM, PHCU, PHCVA, PHCRI and Pioneer, "Borrower"), and HELLER HEALTHCARE FINANCE, INC., a Delaware corporation having its principal office at 2 Wisconsin Circle, 4th Floor, Chevy Chase, Maryland 20815 and formerly known as HCFP FUNDING, INC. ("HHF"), that is the assignee of HCFP FUNDING II, INC. ("HCFPII") (HHF and HHF as assignee of HCFPII are referred to as "Lender").

                                    RECITALS:

     A. Borrower and Lender entered into that certain Cross-Collateralization and Cross-Default Agreement (the "Agreement") dated as of July 13, 1998, wherein Borrower agreed, among other things, to cross-collateralize the Loans with one another and to provide for the cross-default of the Loans with one another. Because certain additional loans were made by Lender to Borrower, Borrower and Lender have agreed to execute this Agreement.

     B. Borrower is currently indebted to Lender pursuant to the following existing loans (collectively, the "Existing Loans"):

          THE "REVOLVING LOAN": A revolving loan from Lender to PHCM, PHCU, PHCVA, PHCRI, and Pioneer ("Revolver Borrowers") in the original maximum aggregate principal sum of Four Million and No/100 Dollars ($4,000,000.00), which loan is evidenced by that certain amended and restated Revolving Credit Note made by Revolver Borrowers payable to Lender, dated as of February 20, 1998, and that certain amended and restated Loan and Security Agreement dated as of February 20, 1998 between Revolver Borrowers and Lender, and which loan is secured by a third priority Mortgage dated as of March 12, 1997 and recorded on May 5, 1997 in the Macomb County Records at Liber 07442 Pages 186-196, as amended by that certain First Amendment to Mortgage dated as of April 30, 1998 and recorded on _______, 1998 in the Macomb County Records at Liber ______ Pages__________ (collectively, the "Revolver Mortgage"); and

          THE "FIRST TERM LOAN": A term loan from Lender to PHCM in the original principal sum of One Million One Hundred Thousand and No/100 Dollars ($1,100,000.00), which loan is evidenced by that certain Secured Term Note of PHCM payable to Lender, dated as of March 12, 1997, and which loan is secured by the Restated Mortgage dated as of November , 1999 and recorded on in the Macomb County Records at Liber Pages (as amended, modified, supplemented or restated from time to time, the "Restated Term Mortgage").

          THE "SECOND TERM LOAN": A term loan from Lender to PHCM in the original principal sum of Five Hundred Thousand and No/100 Dollars ($500,000.00), which loan is evidenced by that certain Secured Term Note of PHCM payable to Lender, dated as of December 9, 1997, and which loan is secured by a second priority Mortgage dated as of December 9, 1997 and recorded on January 9, 1998 in the Official Records of Macomb County, Michigan at Liber 07804 Pages 73-85 (the "Second Term Mortgage"). (The Revolver Loan, the First Term Loan and the Second Term Loan are sometimes collectively referred to in this Agreement as the "Existing Loans.")

     C. PHCM has requested and received (i) an additional term loan of One Million and No/100 Dollars ($1,000,000.00) from Lender dated November , 1999 (the "November Loan") and (ii) an additional term loan of Five Hundred Thousand and No/100 Dollars ($500,000) from Lender dated May 26, 2000 (the "May Loan" and collectively with the November Loan, the "New Loans" and sometimes referred to collectively with the Existing Loans as the "New Loans").

     D. As security for the New Loans, PHCM has executed and delivered the Restated Mortgage to provide for, among other things, the securing of the New Loans with a lien on the PHCM property.

     E. As additional security for the New Loans, Lender has agreed to make the New Loans, provided that (1) the New Loans are cross-collateralized with the Existing Loans and with one another and (2) the Existing Loans are cross-defaulted with one another AND with the New Loans and (3) the New Loans are cross-defaulted with one another and with the Existing Loans.

     F. The entities comprising Borrower are all affiliated entities under common control and ownership (except that PHC is a public company) and will receive direct and indirect benefits from the New Loans and the continuation of the financing arrangements represented by the Existing Loans, which benefits, among others, provide adequate consideration for them to enter into this Agreement.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing Recitals, to induce Lender to extend the New Loans to Borrower and to continue the financing under the Loan Documents (as defined below) and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower agrees with Lender and Lender agrees with Borrower, as follows:

     1. DESCRIPTION OF NEW LOAN. The New Loans are evidenced by (i) that certain Secured Term Note dated as of November , 1999 in the amount of One Million and No/100 Dollars ($1,000,000) from PHCM to Lender and (ii) that certain Secured Term Note dated as of May 26, 2000 in the amount of Five Hundred Thousand and No/100 Dollars ($500,000) from PHCM to Lender.

     2. LOAN DOCUMENTS. As used in this Agreement, the term "Loan Documents" shall mean any and all Loan Documents evidencing or securing the Revolving Loan, the First Term Loan, the Second Term Loan, and the New Loans. The term "Loans" shall mean, collectively, the Revolving Loan, the First Term Loan, the Second Term Loan, the November Loan and the May Loan.

     3. CROSS-COLLATERALIZATION. The Existing Loans are hereby cross-collateralized with each other and with the New Loans, and Borrower agrees that the collateral described in the respective Loan Documents shall secure, in addition to such respective Existing Loans, the obligations of PHC (and any other applicable Borrower) under the New Loans and Loan Documents in respect of the New Loans, including, without limitation, (a) PHC's (and any other Borrower's or Affiliate's) obligation, if any, to pay the principal and interest on the New Loans, as the same may hereafter be renewed, modified, amended or extended, and to pay all other indebtedness and other agreed charges and to perform all of the terms and conditions under the Loan Documents in respect of the New Loans, and (b) the real property encumbered by the Restated Mortgage and the Second Term Mortgage (collectively, the "Mortgages") securing each of the applicable Loans.

     4. CROSS-DEFAULT. The Existing Loans and the New Loans are hereby cross-defaulted with one another, and Borrower agrees that the occurrence of an Event of Default as defined in, and pursuant to any of the Loan Documents, which Event of Default is not cured within the applicable grace or curative periods, shall constitute an immediate Event of Default (without need of notice or the expiration of any additional cure period other than as specified in such Loan Documents) under all other Loan Documents."

     5. SEVERABILITY. In case any provision of this Agreement shall be invalid, illegal, or unenforceable, such provision shall be deemed to have been modified to the extent necessary to make it valid, legal and enforceable. The validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     6. NO MODIFICATION EXCEPT IN WRITING. None of the terms of this Agreement may be waived, altered, amended or otherwise changed except by an instrument in writing duly executed by all of the parties hereto.

     7. FURTHER ASSURANCES. Each entity comprising Borrower shall execute and deliver such further instruments and perform such further acts as may be requested by Lender from time to time to confirm the provisions of this Agreement and the Loan Documents, to carry out more effectively the purposes of this Agreement and the Loan Documents, or to confirm the priority of any lien created by any of the Loan Documents.

     8. ENFORCEABILITY. Each entity comprising Borrower represents and warrants to Lender that this Agreement and the other Loan Documents are the legal, valid and binding obligations of each entity constituting Borrower, jointly and severally, enforceable against each such entity in accordance with their terms.

      9.    MISCELLANEOUS

     (a) This Agreement will be recorded in the Official Records of Macomb County, Michigan and the City of Salem, Virginia. Upon the filing of this Agreement, all necessary recording, intangible, or documentary stamp taxes will be duly paid by the Borrower. THIS AGREEMENT IS BEING GIVEN AS ADDITIONAL
COLLATERAL TO SECURE THE OBLIGATIONS OF THE RESPECTIVE ENTITIES COMPRISING BORROWER UNDER THEIR RESPECTIVE LOAN DOCUMENTS.

     (b) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, administrators, successors and assigns.

     10. CONTROLLING LAW. This Agreement shall be governed by the laws of the State of Maryland (without reference to conflicts of laws).

     11. RELEASE. Except for Lender's obligations, if any, to Borrower under the Loan Documents, each entity comprising Borrower, on behalf of itself and its partners, affiliates, successors and assigns (collectively, the "Releasing Parties"), hereby releases and forever discharges Lender and each of its parent, subsidiary and affiliated corporations and partnerships (including the partners therein and thereof), and the partners, partners of partners, subsidiaries, divisions, affiliates, officers, directors, shareholders, trustees, employees, agents, attorneys and advisors of each of the foregoing, and each of their respective heirs, successors and assigns (collectively, the "Released Parties", all of whom are intended to be the beneficiaries of this release) from any and all claims and causes of action of whatever kind and nature based upon acts or omissions by any of them, whether such claims, causes of action, acts or omissions are or were known or unknown, suspected or unsuspected, which the Releasing Parties or any of them may have or have had, in whole or in part, prior to the date of this Agreement.

     8. WAIVER OF JURY TRIAL. EACH ENTITY COMPRISING BORROWER HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY ON ANY CLAIM, COUNTERCLAIM, SETOFF, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING OUT OF OR IN ANY WAY RELATED TO THIS AGREEMENT OR THE LOANS, OR (B) IN ANY WAY CONNECTED WITH OR PERTAINING OR RELATED TO OR INCIDENTAL TO ANY DEALINGS OF LENDER AND/OR BORROWER WITH RESPECT TO THE LOAN DOCUMENTS OR IN CONNECTION WITH THIS AGREEMENT OR THE EXERCISE OF ANY PARTY=S RIGHTS AND REMEDIES UNDER THIS AGREEMENT OR OTHERWISE, OR THE CONDUCT OR THE RELATIONSHIP OF THE PARTIES HERETO, IN ALL OF THE FOREGOING CASES WHETHER NOW
EXISTING OR HEREAFTER ARISING AND WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE. EACH ENTITY COMPRISING BORROWER AGREES THAT LENDER MAY FILE A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE KNOWING, VOLUNTARY, AND BARGAINED AGREEMENT OF BORROWER IRREVOCABLY TO WAIVE THEIR RIGHTS TO TRIAL BY JURY, AND THAT, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ANY DISPUTE OR CONTROVERSY WHATSOEVER (WHETHER OR NOT MODIFIED HEREIN) BETWEEN BORROWER AND LENDER SHALL INSTEAD BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A JUDGE SITTING WITHOUT A JURY.

                         [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, each entity comprising Borrower has caused this Agreement to be properly executed on the date of the notarial acknowledgments below.

                                    BORROWER:

WITNESS:                            PHC, INC.
                                    a Massachusetts corporation
/s/  T. A. Bates
     Name:

/s/  Barbara Faustino               By:  /s/  Bruce A. Shear
     Name:                               Bruce A. Shear
                                    President

WITNESS:                            PHC OF MICHIGAN, INC.
                                    a Massachusetts corporation
/s/  T. A. Bates
     Name:

/s/  Barbara Faustino               By:  /s/  Bruce A. Shear
     Name:                               Bruce A. Shear
                                         President

WITNESS:                            PHC OF UTAH, INC.
                                    a Massachusetts corporation
/s/  T. A. Bates
     Name:

/s/  Barbara Faustino               By:  /s/  Bruce A. Shear
     Name:                               Bruce A. Shear
                                         President

WITNESS:                            PHC OF VIRGINIA, INC.
                                    a Massachusetts corporation
/s/  T. A. Bates
     Name:

/s/  Barbara Faustino               By:  /s/  Bruce A. Shear
     Name:                               Bruce A. Shear
                                         President

                             [SIGNATURES CONTINUED]

WITNESS:                            PHC OF RHODE ISLAND, INC.
                                    a Massachusetts corporation
/s/  T. A. Bates
     Name:

/s/  Barbara Faustino               By:  /s/  Bruce A. Shear
     Name:                               Bruce A. Shear
                                         President


WITNESS:                            PIONEER COUNSELING OF VIRGINIA, INC. a
                                    Massachusetts corporation
/s/  T. A. Bates
     Name:

/s/  Barbara Faustino               By:  /s/  Bruce A. Shear
     Name:                               Bruce A. Shear
                                         President

                                     LENDER:

                                    HELLER HEALTHCARE FINANCE, INC.
                                    a Delaware corporation
                                    f/k/a HCFP Funding, Inc. and as assignee of
WITNESS:                            HCFP Funding II, Inc.

-------------------------------
Name:

_______________________________     By: ______________________________
Name:                                   Name:
                                        Title:

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


/s/ Paula C. Wurts
    Notary Public

My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT


STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


      Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF MICHIGAN, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


/s/ Paula C. Wurts
    Notary Public

My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF _____________________)

COUNTY OF ___________________)

     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF UTAH, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


/s/ Paula C. Wurts
    Notary Public

My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF VIRGINIA, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


/s/ Paula C. Wurts
    Notary Public

My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF RHODE ISLAND, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

      Given under my hand and seal this 3rd day of August, 2000.



/s/ Paula C. Wurts
    Notary Public

My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


      Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

      Given under my hand and seal this 3rd day of August, 2000.


                               /s/ Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)

      Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

      Given under my hand and seal this 3rd day of August, 2000.


/s/ Paula C. Wurts
    Notary Public

My Commission Expires:  November 29, 2002

This Instrument prepared by, and upon recording should be returned to:

Stephen L. Burlingame, Esq.
Fraser Trebilcock Davis & Foster
1000 Michigan National Tower
Lansing, Michigan 48933

Exhibit 10.77

                                 Promissory Note


USD:  $168,000.00                                     Dated: May 30, 2000


     FOR VALUE RECEIVED, PHC, INC., a Massachusetts corporation located at 200 Lake Street, Peabody, Massachusetts 01960 (the "BORROWER"), PROMISES TO PAY TO THE ORDER OF Yakov Burstein, Ph.D. (the "LENDER"), or his registered assigns, in lawful money of the United States of America and in immediately available funds, the principal amount of One Hundred Sixty-eight Thousand Dollars ($168,000.00), payable in Sixty (60) equal; monthly installments of principal and interest, each to be mailed on or before the seventeenth (17th) day of each month. The BORROWER further agrees to pay interest at an annual rate of Eleven Percent (11%) calculated on a Three Hundred Sixty-five (365) day year and based on the actual number of days elapsed. The initial payment will be remitted on August 17, 2000, or within three days of the execution of this Promissory Note, and will consist of the first installment plus all accrued and unpaid interest from May 30, 2000 to date, in the total amount of Six Thousand One Hundred Twelve and 50/100 Dollars ($6,112.50). The second through fifty-ninth installments shall be equal installments each in the amount of Three Thousand Six Hundred Fifty-two and 73/100 Dollars ($3,652.73). The sixtieth (60th) and final installment, in the amount of Three Thousand Six Hundred Fifty-two and 52/100 Dollars ($3,652.52), will be remitted on July 17, 2005.

     A payment shall be deemed to have been made on the business date after it is sent via recognized overnight service procuring a signed receipt or three (3) business days after it is postmarked and deposited in an official U.S. Post Office receptacle.

     In accepting the terms evidenced by this Note the BORROWER and LENDER each acknowledge that this Note is being granted in consideration for the Settlement Agreement and Mutual Releases, entered by and between the BORROWER and the LENDER with an Effective Date of May 30, 2000, the relevant terms of which are expressly incorporated herein and made a part hereof.

     All amounts paid hereunder shall be credited first to the payment of accrued and unpaid interest and then to outstanding principal. If LENDER has not received the full amount of principal or interest due hereunder by the 25th day of the month, BORROWER shall pay a late charge to LENDER in an amount equal to 1 percent of such payment then due, to be paid along with and in addition to such overdue payment and any accrued and unpaid interest due as a result of such overdue payment.

     Any or all interest or principal outstanding hereunder may be prepaid at any time and from time to time without penalty. Any partial prepayments of principal shall be applied against installments of principal in the inverse order of maturity. All payments and prepayments on this Note shall be made to the LENDER at the following address: 184-63 Aberdeen Road, Jamaica, New York 11432. The holder of this Note is authorized to record the date and amount of each payment or prepayment or principal hereof on the schedule annexed hereto and made a part hereof, and any such recordation, absent other definitive evidence of payment, shall constitute prima facie evidence of the information so recorded, provided that the failure of the holder of this Note to make such recordation (or any error in such recordation) shall not affect the obligations of the BORROWER hereunder.

     If any payment under this Note is due on a day other than a Business Day, such payment shall be made on the last Business Day preceding such day. A "Business Day" shall mean any day other than a Saturday, Sunday or other day on which commercial banks are required or authorized to be closed in New York, New York.

     Upon the occurrence of any of the following events of default, the entire indebtedness evidenced by this Note, including principal, interest, late charges and expenses of collection (including reasonable attorneys' fees), shall immediately become due and payable without notice, presentation or demand:

     (a) the failure to pay to the LENDER principal or interest due hereunder within three (3) days after receipt by the BORROWER of written notice specifying the amount overdue; provided, however, that full payment of all unpaid and overdue amounts within three (3) days after receipt by the BORROWER of such written notice specifying the amount overdue, or acceptance without protest of a payment after the said three (3) day period, shall be deemed to have cured the default;

     (b) the insolvency of BORROWER; the appointment of a receiver or liquidator, whether voluntary or involuntary, for BORROWER; the filing by BORROWER of a petition under the provisions of any state insolvency law, or the Bankruptcy Code, as now in effect or hereafter amended; the filing against BORROWER of a petition under the provisions of any state insolvency law, or the Bankruptcy Code, as now in effect or hereafter amended, which petition is not dismissed within 30 days after its filing; the making by BORROWER of an assignment for the benefit of his creditors; the institution by BORROWER of any other type of insolvency proceeding (under bankruptcy laws or otherwise) or proceeding for the settlement of claims against it; or the institution against BORROWER of any other type of insolvency proceeding (under bankruptcy laws or otherwise) or proceeding for the settlement of claims against it, which proceeding is not dismissed within 30 days after its filing;

     (c) any representation or warranty or certificate made or deemed made herein shall prove to have been false or misleading as of the time made or furnished in any material respect.

     In case of any one (1) or more uncured default hereunder shall happen and be continuing, BORROWER shall pay to LENDER, immediately upon written demand therefor, any amounts reasonably expended or incurred by LENDER in connection with this Note, including, without limitation, reasonably attorney's fees and costs and interest on all such amounts from the date demanded until the date paid at the rate of Eleven Percent (11%) per annum.

     This Note (a) may not be changed, waived, discharged or terminated except by an instrument in writing signed by the LENDER and (b) shall be binding upon BORROWER, its successors and assigns, and shall inure to the benefit of and be enforceable by LENDER, its successors and assigns. No promises or representations have been made by LENDER in connection herewith except as expressly set forth herein. BORROWER hereby waives presentment, demand, protest, notice of dishonor and all other notices and demands, except as expressly set forth herein.

     BY THEIR SIGNATURE THE UNDERSIGNED ACKNOWLEDGE THAT THEY HAVE READ, UNDERSTAND AND UNCONDITIONALLY AGREE TO THE PROVISIONS OF THIS PROMISSORY NOTE.

BORROWER                            LENDER
PHC, Inc.                           Yakov Burstein, Ph.D.

By:_______________________________        _________________________________
Bruce A. Shear, President

Date:  August 17, 2000                    Date:  August 17, 2000

Exhibit 10.78

                    Settlement Agreement and Mutual Releases

     This Settlement Agreement and Mutual Releases (the "Agreement") is entered into as of the 30th day of May, 2000 between PHC, Inc. (referred to hereinafter as "PHC"), a Massachusetts corporation, and Yakov Burstein, Ph.D. and Irwin J. Mansdorf, Ph.D. (who are referred to hereinafter as "BURSTEIN and MANSDORF" respectively).

Recitals:

     Whereas, PHC and BURSTEIN and MANSDORF and other entities entered into an Agreement and Plan of Merger (the "Merger Agreement") and an Agreement for Purchase and Sale of Assets ("Asset Sale Agreement") both dated October 31, 1996; and

     Whereas, PHC and BURSTEIN and MANSDORF have agreed to settle all claims with respect to the Merger Agreement and the Asset Sale Agreement, including any claims related to the earn-out provisions of the Merger Agreement and the Asset Sale Agreement.

     Now, Therefore, in consideration, of the mutual covenants contained herein, and other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

1.   Payments to BURSTEIN and MANSDORF

     In exchange for the releases set forth in paragraphs 2 and 3 and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, PHC shall deliver to BURSTEIN and MANSDORF the following:

     (A) Promissory Notes: PHC agrees to pay BURSTEIN and MANSDORF Seven Hundred Thousand and No/100 Dollars ($700,000.00) by execution and delivery of a Promissory Note in favor of BURSTEIN and a Promissory Note in favor of MANSDORF to be executed and delivered on the date this Agreement is executed (the "Promissory Notes"). The Promissory Notes shall be dated as of May 30, 2000 and shall bear the following terms:

     (i) One Promissory Note with a principal in the amount of Five Hundred Thirty-two Thousand and No/100 Dollars ($532,000.00) payable to MANSDORF (the "MANSDORF Promissory Note), and one Promissory Note with a principal amount of One Hundred Sixty-eight Thousand and No/100 Dollars ($168,000.00) payable to BURSTEIN (the BURSTEIN Promissory Note), and

     (ii) Both Promissory Notes shall bear interest at the rate of eleven percent (11%) per annum over a five (5) year term, with computation of interest beginninppg May 30, 2000, and

     (iii) Both Promissory Notes shall be paid in sixty (60) equal monthly payments of principal and interest, the first of which is due on or before August 20, 2000, and the second through sixtieth of which are due on the 20th day of each month from September, 2000 through and including July, 2005.

     All payments described herein for the MANSDORF Promissory Note shall be forwarded to Ross P. Lanzafame, Esq. as attorney for MANSDORF at the following address: Harter, Secrest & Emery LLP, 700 Midtown Tower, Rochester, New York 14604. All payments described herein for the BURSTEIN Promissory Note shall be forwarded to Yakov Burstein at the following address: 184-63 Aberdeen Road, Jamaica, New York 11432. A payment shall be deemed to have been made on the business date after it is sent via recognized overnight service procuring a signed receipt or three (3) business days after it is postmarked if sent postage prepaid by U.S. Domestic 1st class mail, provided such payment has been received by the 30th day of the month in which it is due.

     (B) PHC Stock: PHC shall issue to BURSTEIN and MANSDORF common stock of PHC. as follows: 414,815 shares of common stock of PHC, or such other amount so as to assure a total market value of no less than Three Hundred Fifty Thousand and No/100 Dollars ($350,000.00) valued as of the closed of business on the date this Agreement is executed. 180,148 of such shares shall be issued to Irwin J. Mansdorf, Ph.D. and 56,889 of such shares shall be issued to Yakov Burstein, Ph.D as unrestricted and freely tradable stock with a combined total market value of no less than Two Hundred Thousand and No/100 Dollars ($200,000.00) valued as of the close of business on the date this Agreement is executed. 149,333 of such shares shall be issued to Irwin J. Mansdorf, Ph.D. and 28,445 of such shares shall be issued to Yakov Burstein, Ph.D., subject to the filing of any required registration statement with the Securities and Exchange Commission with a combined total market value of no less than One Hundred Fifty Thousand and No/100 Dollars ($150,000.00) valued as of the close of business on the date this Agreement is executed, which registration statement shall be filed by PHC within thirty (30) days of the execution of this Agreement.

     All shares of common stock issued to BURSTEIN and MANSDORF by PHC pursuant to this Agreement (the "Shares") shall be duly authorized, validly issued, fully paid and non-assessable, and free and clear of any lien, encumbrance, option, pre-emptive right, or claim of any kind whatsoever. PHC hereby represents and warrants to BURSTEIN and MANSDORF, and PHC acknowledges that each such representation and warranty is material and that BURSTEIN and MANSDORF are relying upon each of such representations and warranties, regardless of any investigation that each of them may have performed: All of the documents, including, without limitation, registration statements, Form 10-Qs, (or 10-QSBs), Form 10-Ks (or 10-KSBs), and Form 8-Ks, filed by PHC with the Securities and Exchange Commission are true as of the date hereof and as amended and do not contain any statement that are false or misleading with respect to a material fact, and do not omit to state a material fact necessary in order to make the statements therein under the circumstance in which they are made not false or misleading in any material respect. As of the date this Agreement is executed, other than as previously disclosed in its public filings, PHC represents and warrants that it has not been notified of an action being taken regarding delisting and that PHC is not aware of any material non-public information that could be construed by a reasonable investor as having the potential to affect adversely the market price of the common stock of PHC. PHC shall instruct the PHC Transfer Agent, within three days of the execution of this Agreement, with a copy of such notification delivered to MANSDORF and BURSTEIN, to immediately issue and deliver to Harter, Secrest & Emery LLP stock certificates R/N/O Irwin Mansdorf/Yakov Burstein for the Shares. PHC shall bear all costs, taxes and fees incurred in the issuance and delivery of the Shares and the certificates therefor.

     BURSTEIN and MANSDORF warrant that they will not trade, in any manner or method, whether in their name, street name or otherwise, any shares of PHC, Inc. between Monday, August 14, 2000 and Thursday, August 17, 2000.

     (C) Attorneys' Fees: PHC shall pay BURSTEIN and MANSDORF Twenty-one Thousand Five Hundred and No/100 Dollars ($21,500.00) in full satisfaction of all attorneys' fees and costs incurred in connection with the negotiation, preparation and execution of this Agreement, to be mailed within three (3) days of the execution of this Agreement. PHC shall issue the attorneys' fee payment in two (2) checks as follows:

     (i) Ten Thousand Seven Hundred Fifty and No/100 Dollars ($10,750.00) payable to "Harter, Secrest & Emery LLP as Attorney for Irwin J. Mansdorf, Ph.D." and shall be forwarded to Ross P. Lanzafame, Esq. at the following address: Harter, Secrest & Emery LLP, 700 Midtown Tower, Rochester, New York 14604, and

     (ii) Ten Thousand Seven Hundred Fifty and No/100 Dollars ($10,750.00) payable to "Akabas & Cohen as Attorney for Yakov Burstein, Ph.D." and shall be forwarded to Seth Akabas, Esq. at the following address:
     Akabas & Cohen, 488 Madison Avenue, 11th Floor, New York, New York 10022.

2.   Release of PHC by BURSTEIN and MANSDORF

     For and in consideration of the payments described in paragraph 1 and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BURSTEIN and MANSDORF, for themselves and their personal representatives, successors and assigns, (collectively referred to in paragraphs 2 and 3 as the "BURSTEIN and MANSDORF Group") remises, releases and fully discharges all claims any of them ever had, has claimed to have or now has against PHC, its shareholders, employees, agents, representatives, directors, attorneys, trustees, managers, affiliates, subsidiaries, related parties, successors and assigns, (the "PHC Group") relating to or arising out of the Merger Agreement and/or the Asset Sale Agreement, and any other claim which could have been asserted by BURSTEIN and MANSDORF prior to the execution of this Agreement. Notwithstanding the foregoing, the Employment Agreement between BURSTEIN and BSC-NY and the Employment Agreement between BURSTEIN and Shliselberg Physician Services, P.C., each with an effective date of November 1, 1999, including the Restrictive Covenants contained therein, shall remain in full force and effect and is not in any way altered, amended or affected by this Agreement and no claim thereunder, regardless of when it may have accrued, shall be covered by, or released, removed or discharged, by this paragraph 2 or paragraph 3 below.

3.   Release of BURSTEIN and MANSDORF by PHC

     For and in consideration of the release described in paragraph 2 and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the PHC Group remises, releases and fully discharges all claims any of them ever had, has claimed to have or now has against the BURSTEIN and MANSDORF Group or any of them relating to or arising out of the Merger Agreement and/or the Asset Sale Agreement, and any other claim which could have been asserted by the PHC Group or any of them against the BURSTEIN and MANSDORF Group or any of them prior to the execution of this Agreement. Notwithstanding the foregoing, the Employment Agreement between BURSTEIN and BSC-NY and the Employment Agreement between BURSTEIN and Shliselberg Physician Services, P.C., each with an effective date of November 1, 1999, including the Restrictive Covenants contained therein, shall remain in full force and effect and is not in any way altered, amended or affected by this Agreement and no claim thereunder, regardless of when it may have accrued, shall be covered by, or released, removed or discharged, by paragraph 2 above or this paragraph 3.

4.    Termination of all Arrangements

     All agreements and arrangements between PHC, its affiliates and subsidiaries, on the one hand and BURSTEIN and/or MANSDORF on the other, whether oral or written, including but not limited to the Merger Agreement and the Asset Sale Agreement, other than this Agreement are hereby terminated, and this Agreement supersedes all previous representations, understandings or agreements, oral or written. This Agreement, together with the Promissory Notes referred to in paragraph 1 above, embody the entire understanding and agreement of the parties hereto concerning the subject matter of the Merger Agreement and the Asset Sale Agreement. Each party to this Agreement hereby represents to the other parties that he/it is not aware that any other person or entity has any claim against any party in connection with or arising from or as a result of the Merger Agreement and/or the Asset Sale Agreement. Notwithstanding the foregoing, the Employment Agreement between BURSTEIN and BSC-NY and the Employment Agreement between BURSTEIN and Shliselberg Physician Services, P.C., each with an effective date of November 1, 1999, including the Restrictive Covenants contained therein, shall remain in full force and effect and is not in any way altered, amended or affected by this Agreement and no claim thereunder, regardless of when it may have accrued, shall be covered by, or released, removed or discharged, by paragraph 2 above or paragraph 3 above. Further, the Covenant Not To Compete, as applies to BURSTEIN and MANSDORF, appearing in
Article X of the Merger Agreement and Section 7 of the Asset Sale Agreement, shall remain in full force and effect until October 31, 2000.

5.   General

     5.1 This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, irrespective of the conflict of law rules of New York State and jurisdiction and venue shall be New York County with respect to any proceeding arising out of or in connection with this Agreement or the Promissory Notes.

     5.2 Each party hereby represents to the other that he/it has signed this Agreement or caused it to be signed by the duly authorized representative of such party with full authority to sign this Agreement and that he/it has not assigned or transferred any claims or rights arising from the Merger Agreement or the Asset Sale Agreement. By entering into this Agreement, each party represents that he/it has carefully read and understood the terms of this Agreement, and that those terms are fully understood and accepted by him/it. Each party has made such investigation of the facts pertaining to this Agreement and of all other matters as he/it deems necessary.

     5.3 This Agreement and the covenants contained herein shall be binding upon and shall inure to the benefit of the parties hereto and their successors, assigns, subsidiaries, affiliates, agents, employees, representatives, officers, managers, trustees, and directors.

     5.4 In consideration of the foregoing release and payments, the parties expressly agree to hold the terms of this Agreement confidential and agree that, with the exception of consultations with legal counsel, accountants, and as may be required by law, the terms of this Agreement shall not be disclosed by the parties, their officers, shareholders, agents, employees, directors or trustees to any third party, except in connection with the enforcement of this Agreement.

     5.5 This Agreement and any discussions pertaining to the settlement of the dispute between the parties shall not be deemed or construed to be evidence of or an admission or concession of liability on the part of BURSTEIN and MANSDORF, or PHC to each other or to any third party.

     5.6 This Agreement may be executed in counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

5.7 No waivers, changes, alterations or modifications hereto shall be effective unless in writing and signed by or by the authorized representative of each of the hereto parties. The headings to various clauses of this Agreement have been inserted for convenience only and shall not be used to interpret or construe the meaning of the terms and provisions hereof.

5.8 In the event that any party hereunder breaches this Agreement or the Promissory Notes, then such defaulting party shall pay immediately upon request all of the costs, including without limitation reasonable attorneys' fees incurred by each of the other parties hereto to enforce this Agreement or the Promissory Notes and/or to effect or induce the defaulting party to effect a cure of such breach, whether by court order or settlement agreement.

     In Witness Whereof, each of the parties has executed this Agreement or caused this Agreement to be executed by its duly authorized representatives as of the day and the year set forth above.


PHC, Inc.                                   Yakov Burstein, Ph.D.
                                            /s/  Yakov Burstein

By:   /s/ Bruce Shear
Name:     Bruce Shear
Title:    President
                                            Irwin J. Mansdorf, Ph.D
                                            /s/  Irwin J. Mansdorf



Date:  August 17, 2000

Exhibit 10.79

                                RESTATED MORTGAGE


                                  $3,100,000.00



            MORTGAGOR:   PHC OF MICHIGAN, INC.

            MORTGAGEE:    HELLER HEALTHCARE FINANCE, INC.






                                  May 26, 2000




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

                                RESTATED MORTGAGE

      THIS INSTRUMENT ("Mortgage") WITNESSES: That PHC OF MICHIGAN, INC., a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960, as "Mortgagor", and HELLER HEALTHCARE FINANCE, INC., a Delaware corporation having its principal office at 2 Wisconsin Circle, 4th Floor, Chevy Chase, Maryland 20815, as "Mortgagee".

                                 R E C I T A L S

     A. This Mortgage amends and restates in its entirety that certain Restated Mortgage made by Mortgagor in favor of Mortgagee, which was recorded in the official records of the Macomb County, Michigan registrar of deeds at Liber Page _______ on _______ , 1999 (the "Original Mortgage"). The Mortgage secures the obligations of Mortgagor (i) under that certain Secured Term Note in the original principal amount of One Million One Hundred Thousand and No/100 Dollars ($1,100,000.00) made by Mortgagor in favor of Mortgagee's predecessor-in-interest and dated March 12, 1997 (the "March Term Note"); (ii) under that certain Secured Term Note in the original principal amount of Five Hundred Thousand and No/100 Dollars ($500,000) made by Mortgagor in favor of Mortgagee's predecessor-in-interest and dated December 9, 1997 (the "December Term Note"); and (iii) under that certain Secured Term Note made by Mortgagor in favor of Mortgagee dated as November , 1999 in an original principal amount of One Million and No/100 Dollars ($1,000,000.00) (the "November Term Note" and collectively with the March Term Note and the December Term Note, the "Original Term Notes"). The Original Term Notes are still outstanding. The succession of Mortgagee is described in the recitals of the Original Mortgage.

     B. Mortgagor is executing a Secured Term Note in favor of Mortgagee dated as of even date with this Mortgage in an original principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "May Term Note" and collectively with the Original Term Notes, the "Term Notes"). Mortgagee requires that the obligations of Mortgagor under the May Term Note be secured by the premises (as defined below) and Mortgagor has agreed to execute this Mortgage to evidence Mortgagee's security interest.

     NOW, THEREFORE, for value received, Mortgagor mortgages and warrants to Mortgagee the property situated in the City of New Baltimore, County of Macomb, and State of Michigan, with a street address of 35031 23 Mile Road, New Baltimore, Michigan 48047, and legally described as shown on the attached Exhibit A"; together with the easements, rights-of-way, licenses, privileges, hereditaments, and appurtenances belonging to the property, and all the rents, issues, leases, and profits, the interest of Mortgagor in the property, either at law or in equity, all buildings, structures, and improvements, and all fixtures located in, on, or affixed to the property, and used or usable in connection with the operation of the property (all of the above-stated property are collectively referred to in this Mortgage as the "premises").

      This Mortgage is given to secure the following:

(a)   payment of the indebtedness evidenced by the March Term Note;

(b)   payment of the indebtedness evidenced by the December Term Note;

(c)   payment of the indebtedness evidenced by the November Term Note;

(d)   payment of the indebtedness evidenced by the May Term Note

(e) payment by Mortgagor to Mortgagee of all sums expended or advanced by Mortgagee pursuant to any term or provision of this Mortgage;

(f) performance of the covenants, conditions, and agreements contained in this Mortgage and in the Term Notes and in any other documents securing the indebtedness shown above;

(g) all other indebtedness and obligations of Mortgagor currently or subsequently owing to Mortgagee, including but not limited to all future advances under this Mortgage or on the Term Notes, loan agreements, security agreements, pledge agreements, assignments, mortgages, leases, guarantees, and any other agreements, instruments, or documents previously or subsequently signed by Mortgagor, whether the indebtedness or obligations are direct or indirect, absolute or contingent, primary or secondary, or related or unrelated to the premises or the transaction of which this Mortgage is a part, and any and all partial or full extensions or renewals of this indebtedness or other indebtedness and obligations (all of the foregoing are collectively referred to as the "indebtedness").

      Mortgagor warrants, covenants, and agrees that:

1. Title. Mortgagor is seized of the premises, in fee simple. Mortgagor had the right and power to mortgage and warrant the premises as set forth in this Mortgage. The premises are free from all liens and encumbrances except easements and restrictions of record disclosed in ___________________ Title Commitment No. ____ dated ________, relating to the premises. Mortgagor will defend the premises against all claims and demands.

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

      (b) a policy of comprehensive public liability insurance insuring against bodily injury, with a coverage limit of at least $3,000,000, and against property damage, with a coverage limit of at least $3,000,000, from any accident or occurrence with respect to the premises.

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

13. Assignment of Rents and Leases. As additional security for the payment of the indebtedness, Mortgagor assigns and transfers to Mortgagee, pursuant to 1953 PA 210, as amended by 1966 PA 151 (MCLA 554.231 et seq., MSA 26.1137(1) et seq.), all the rents, profits, and income under all leases, occupancy agreements, or arrangements upon or affecting the premises (including any extensions or amendments) now in existence or coming into existence during the period this Mortgage is in effect. This assignment shall run with the land and be good and valid as against Mortgagor and those claiming under or through Mortgagor. This assignment shall continue to be operative during foreclosure or any other proceedings to enforce this Mortgage. If a foreclosure sale results in a deficiency, this assignment shall stand as security during the redemption period for the payment of the deficiency. This assignment is given only as collateral security and shall not be construed as obligating Mortgagee to perform any of the covenants or undertakings required to be performed by Mortgagor in any leases.

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

      (c) the appointment by a court of a receiver or trustee of Mortgagor or for any property of Mortgagor;

      (d)   a  decree  by  a  court  adjudicating   Mortgagor  a  bankrupt  or
            insolvent,   or  for  the  sequestration  of  any  of  Mortgagor's
            property;

      (e) the filing of a petition in bankruptcy by or against Mortgagor under the federal Bankruptcy Code or any similar statute that is in effect;

      (f) an assignment by Mortgagor for the benefit of creditors or a written admission by Mortgagor of the inability to pay debts generally as they become due;

      (g) the failure to comply with all of the terms and covenants of any leases or other agreements, documents, or restrictions that now encumber, affect, or pertain to the premises;

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

25. Covenants Run with Land. All of the terms and covenants of this Mortgage shall run with the land and shall be binding on and inure to the benefit of the respective legal representatives and successors of the parties.

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

                                   MORTGAGOR:

WITNESSES:                          PHC OF MICHIGAN, INC.,
                                    a Massachusetts corporation


                                    By:   /s/  Bruce A. Shear
                                    Name: Bruce A. Shear
                                          President

/s/  T. A. Bates
       Name:


                                 ACKNOWLEDGMENT


STATE OF MASSACHUSETTS  )
COUNTY OF ESSEX         )


     The foregoing instrument was acknowledged before me on _____, 2000, by Bruce A. Shear, the President of PHC of Michigan, Inc., a Massachusetts corporation, on behalf of the corporation.


Paula C. Wurts
Notary Public, Essex County

My commission expires November 29, 2002.

                                   Exhibit "A"

                                Legal Description

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

            SECURED UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS SECURED UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of May 26, 2000 and is made by BSC--NY, INC., a New York corporation ("Guarantor"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("Lender").

                                R E C I T A L S

1. Pursuant to a certain Secured Term Note of even date with this Guaranty (as the note may from time to time be amended, modified or supplemented, the "Term Note") made in favor of Lender by PHC of Michigan, Inc., a Massachusetts corporation ("Borrower") that is an affiliate of Guarantor, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "Loan").

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

      3. As security for Guarantor's obligations under this Guaranty, Guarantor hereby assigns and grants to Lender a continuing priority lien on and security interest in, upon, and to the following property:

            a. All of  Guarantor's  now-owned and hereafter  acquired or arising
Accounts, accounts receivable and rights to payment of every kind and description, and any contract rights, chattel paper, documents and instruments with respect thereto;

            b.    All  of  Guarantor's  now  or  hereafter   acquired  deposit
accounts  into which  Accounts  are  deposited,  including  the  Concentration
Account;

            c.  All  of  Guarantor's  right,  title  and  interest,  and  all of
Guarantor's rights, remedies, security and liens, in, to and in respect of the Accounts, including, without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any Account debtor, and credit and other insurance;

            d. All of Guarantor's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any Account, and all returned, reclaimed or repossessed goods;

            e.    All deposit accounts, as such term is defined in the UCC;

            f. All books, records, ledger cards, computer programs and information and other property at any time evidencing or relating to the Accounts; and

            g.    The  proceeds  (including,  without  limitation,   insurance
proceeds) of all of the foregoing.

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
                  Telecopier: (301) 664-9866
                  Attention: Steven M. Curwin, Deputy General Counsel

Any party may designate a change of address by notice in writing to the other parties, such notice to be effective ten (10) days after mailing or delivery as provided in this Section 10.

      11. Guarantor hereby represents, warrants, and covenants to Lender that:

            a. It is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has the corporate power and authority to own its property, conduct its business as now being conducted and to make and perform this Guaranty and the transactions contemplated by this Guaranty, and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature and extent of the business conducted by it, or property owned by it, and applicable law require such qualification, except where the failure so to qualify would not have a material adverse effect on the business, operations or financial position of Guarantor.

            b. The execution, delivery and performance of this Guaranty have been duly authorized by all necessary corporate action and will not violate any provision of law or any order of any court or governmental agency or the certificate of incorporation or other incorporating documents or bylaws of Guarantor, or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which it is a party or by which it may be bound.

            c. Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon its financial condition or operations.

            d. Guarantor is not in default under any provision of its certificate of incorporation or other incorporating documents, bylaws or stock provisions (or any amendment to such documents or provisions), any indenture relating to borrowed money, any agreement to which it is a party or by which it is bound, any other indenture, or any order, regulation, ruling or requirement of a court or public body or authority by which it is bound, which default would have a material adverse effect on the business, operations or financial position of Guarantor.

            e. No license, consent or approval of, or filing with, any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable it to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

            f. No provision of this Guaranty shall be waived, amended or supplemented except by a written instrument executed by Lender.

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

      21. In any litigation, trial, arbitration or other dispute resolution proceeding relating to this Guaranty or any of the other Loan Documents, all directors, officers, employees and agents of Guarantor or of its Affiliates shall be deemed to be employees or managing agents of Guarantor for purposes of all applicable law or court rules regarding the production of witnesses by notice for testimony (whether in a deposition, at trial or otherwise). Guarantor agrees that Lender's counsel in any such dispute resolution proceeding may examine any of these individuals as if under cross-examination and that any discovery deposition of any of them may be used in that proceeding as if it were an evidence deposition. Guarantor in any event will use all commercially reasonable efforts to produce in any such dispute resolution proceeding, at the time and in the manner requested by Lender, all Persons, documents (whether in tangible, electronic or other form) or other things under its control and relating to the dispute in any jurisdiction that recognizes that (or any similar) distinction.

                             [SIGNATURES FOLLOW]

IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed as of the date first written above.

ATTEST:                                   BSC--NY, INC.
                                          a New York corporation


                                          By:         /s/  Bruce A. Shear
                                          Name: Bruce A. Shear
                                          Title:      President

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

               UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of May 26, 2000 and is made by PHC, INC., a Massachusetts corporation ("Guarantor"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("Lender").

                                R E C I T A L S

      1. Pursuant to a certain Secured Term Note of even date with this Guaranty (as the note may from time to time be amended, modified or supplemented, the "Term Note") made in favor of Lender by PHC of Michigan, Inc., a Massachusetts corporation ("Borrower") that is a wholly owned subsidiary of Guarantor, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "Loan").

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

      21. In any litigation, trial, arbitration or other dispute resolution proceeding relating to this Guaranty or any of the other Loan Documents, all directors, officers, employees and agents of Guarantor or of its Affiliates shall be deemed to be employees or managing agents of Guarantor for purposes of all applicable law or court rules regarding the production of witnesses by notice for testimony (whether in a deposition, at trial or otherwise). Guarantor agrees that Lender's counsel in any such dispute resolution proceeding may examine any of these individuals as if under cross-examination and that any discovery deposition of any of them may be used in that proceeding as if it were an evidence deposition. Guarantor in any event will use all commercially reasonable efforts to produce in any such dispute resolution proceeding, at the time and in the manner requested by Lender, all Persons, documents (whether in tangible, electronic or other form) or other things under its control and relating to the dispute in any jurisdiction that recognizes that (or any similar) distinction.



                               [SIGNATURES FOLLOW]
the date first written above.

ATTEST:                             PHC, INC.
                                    a Massachusetts corporation


                                    By:  /s/  Bruce A. Shear
                                    Name: Bruce A. Shear
                                          President

                  THIS GUARANTY CONTAINS PROVISIONS FOR WAIVER
                                  OF JURY TRIAL

                UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE


      THIS UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (the "Guaranty") is dated as of May 26, 2000 and is made by BRUCE A. SHEAR, an individual ("Guarantor"), in favor of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation ("Lender").

                               R E C I T A L S

      A. Pursuant to a certain Secured Term Note of even date with this Guaranty (as the note may from time to time be amended, modified or supplemented, the "Term Note") made by PHC of Michigan, Inc., a Massachusetts corporation ("Borrower"), in favor of Lender, Lender has agreed to make available to Borrower a secured term loan in the maximum aggregate principal amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) (the "Loan").

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

      2. To induce Lender to make the Loan upon the terms and conditions set forth in the Term Note, and in consideration thereof, Guarantor hereby unconditionally and irrevocably guaranties to Lender, and to its successors, endorsees, transferees and assigns, Borrower's prompt and complete payment when due, whether at the stated maturity, by acceleration or otherwise, of all of Borrower's obligations under the Term Note (collectively, the "Obligations"), and Borrower's prompt and complete performance of all of its other covenants, obligations and agreements contained in the Term Note. . Notwithstanding the foregoing, Guarantor's aggregate obligations under this Guaranty (in addition to the Guaranty of Guarantor under that certain Guaranty between Lender and Guarantor dated as of November , 1999) shall be limited to the amount of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00).

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

      10.   Guarantor hereby represents, warrants, and covenants to Lender:

            a. Guarantor has the full right, power and authority to enter into this Guaranty.

            b. The execution, delivery and performance of this Guaranty will not violate any provision of law or any order of any court or governmental agency or conflict with, or result in a breach of, or constitute (with or without notice or lapse of time or both) a default under, or result in the creation of any security interest, lien, charge or encumbrance upon any property or assets of Guarantor, pursuant to any agreement, indenture or other instrument to which he is a party or by which he may be bound.

            c. Except as disclosed to Lender in writing prior to the execution of this Guaranty, no action, suit, investigation or proceeding is pending or known to be threatened against or affecting Guarantor that, if adversely determined, would have a material adverse effect upon his financial condition.

            d. The financial statements of Guarantor previously delivered to Lender are true, correct and complete and fairly present the financial condition of Guarantor as of the date thereof. There are no material unrealized or anticipated liabilities, direct or indirect, fixed or contingent, of Guarantor as of the dates of such financial statements which are not reflected therein or in the notes thereto. There has been no material adverse change in the financial condition of Guarantor since the date of such financial statements of Guarantor delivered to Lender.

            e. No license, consent or approval of, or filing with, any governmental body or other regulatory authority is required for the making and performance of, or any instrument or transaction contemplated by, this Guaranty. Guarantor holds all certificates and authorizations of all governmental agencies and authorities required by law to enable him to engage in the business currently transacted by it, except those certificates and authorizations as to which the failure to so hold would not, in the aggregate, have a material adverse effect on Guarantor.

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


WITNESS:                            GUARANTOR:


/s/  T. A. Bates                                            /s/  Bruce A.
Shear
       Name:                                     Bruce A. Shear

                  AMENDED AND RESTATED CROSS-COLLATERALIZATION
                           AND CROSS-DEFAULT AGREEMENT


                                  BY AND AMONG



                            PHC OF MICHIGAN, INC.,
                              PHC OF UTAH, INC.,
                            PHC OF VIRGINIA, INC.
                          PHC OF RHODE ISLAND, INC.
                     PIONEER COUNSELING OF VIRGINIA, INC.
                           (collectively, "Borrower")

                                       AND

                       HELLER HEALTHCARE FINANCE, INC.
                                   ("Lender")






                                  May 26, 2000




                                          Prepared  by  and  after  recording,
return to:
                                          Stephen L. Burlingame, Esq.
                                          Fraser  Trebilcock  Davis &  Foster,
P.C.
                                          1000 Michigan National Tower
                                          Lansing, MI 48933

                  AMENDED AND RESTATED CROSS-COLLATERALIZATION
                           AND CROSS-DEFAULT AGREEMENT

      THIS AMENDED AND RESTATED CROSS-COLLATERALIZATION AND CROSS-DEFAULT AGREEMENT (the "Agreement") made as of the 26th day of May, 2000, is executed by and among PHC, INC., a Massachusetts corporation ("PHC"), PHC OF MICHIGAN, INC., a Massachusetts corporation having its principal place of business at 200 Lake Street, Suite 102, Peabody, Massachusetts 01960 ("PHCM"), PHC OF UTAH, INC., a Massachusetts corporation ("PHCU"), PHC OF VIRGINIA, INC., a Massachusetts corporation ("PHCVA"), PHC OF RHODE ISLAND, INC., a Massachusetts corporation ("PHCRI"), and PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation ("Pioneer," and collectively with PHC, PHCM, PHCU, PHCVA, PHCRI and Pioneer, "Borrower"), and HELLER HEALTHCARE FINANCE, INC., a Delaware corporation having its principal office at 2 Wisconsin Circle, 4th Floor, Chevy Chase, Maryland 20815 and formerly known as HCFP Funding, Inc. ("HHF"), that is the assignee of HCFP Funding II, Inc. ("HCFPII") (HHF and HHF as assignee of HCFPII are referred to as "Lender").

                                    RECITALS:

      A. Borrower and Lender entered into that certain Cross-Collateralization and Cross-Default Agreement (the "Agreement") dated as of July 13, 1998, wherein Borrower agreed, among other things, to cross-collateralize the Loans with one another and to provide for the cross-default of the Loans with one another. Because certain additional loans were made by Lender to Borrower, Borrower and Lender have agreed to execute this Agreement.

      B.    Borrower  is  currently   indebted  to  Lender   pursuant  to  the
following existing loans (collectively, the "Existing Loans"):

     The "Revolving Loan": A revolving loan from Lender to PHCM, PHCU, PHCVA, PHCRI, and Pioneer ("Revolver Borrowers") in the original maximum aggregate principal sum of Four Million and No/100 Dollars ($4,000,000.00), which loan is evidenced by that certain amended and restated Revolving Credit Note made by Revolver Borrowers payable to Lender, dated as of February 20, 1998, and that certain amended and restated Loan and Security Agreement dated as of February 20, 1998 between Revolver Borrowers and Lender, and which loan is secured by a third priority Mortgage dated as of March 12, 1997 and recorded on May 5, 1997 in the Macomb County Records at Liber 07442 Pages 186-196, as amended by that certain First Amendment to Mortgage dated as of April 30, 1998 and recorded on _______, 1998 in the Macomb County Records at Liber ______ Pages__________ (collectively, the "Revolver Mortgage"); and

     The "First Term Loan": A term loan from Lender to PHCM in the original principal sum of One Million One Hundred Thousand and No/100 Dollars ($1,100,000.00), which loan is evidenced by that certain Secured Term Note of PHCM payable to Lender, dated as of March 12, 1997, and which loan is secured by the Restated Mortgage dated as of November _____, 1999 and recorded on ________ in the Macomb County Records at Liber _______ Pages _________ (as amended, modified, supplemented or restated from time to time, the "Restated Term Mortgage").

     The "Second Term Loan": A term loan from Lender to PHCM in the original principal sum of Five Hundred Thousand and No/100 Dollars ($500,000.00), which loan is evidenced by that certain Secured Term Note of PHCM payable to Lender, dated as of December 9, 1997, and which loan is secured by a second priority
Mortgage dated as of December 9, 1997 and recorded on January 9, 1998 in the Official Records of Macomb County, Michigan at Liber 07804 Pages 73-85 (the "Second Term Mortgage"). (The Revolver Loan, the First Term Loan and the Second Term Loan are sometimes collectively referred to in this Agreement as the "Existing Loans.")

      C. PHCM has requested and received (i) an additional term loan of One Million and No/100 Dollars ($1,000,000.00) from Lender dated November , 1999 (the "November Loan") and (ii) an additional term loan of Five Hundred Thousand and No/100 Dollars ($500,000) from Lender dated May 26, 2000 (the "May Loan" and collectively with the November Loan, the "New Loans" and sometimes referred to collectively with the Existing Loans as the "New Loans").

      D. As security for the New Loans, PHCM has executed and delivered the Restated Mortgage to provide for, among other things, the securing of the New Loans with a lien on the PHCM property.

      E. As additional security for the New Loans, Lender has agreed to make the New Loans, provided that (1) the New Loans are cross-collateralized with the Existing Loans and with one another and (2) the Existing Loans are cross-defaulted with one another AND with the New Loans and (3) the New Loans are cross-defaulted with one another and with the Existing Loans.

      F. The entities comprising Borrower are all affiliated entities under common control and ownership (except that PHC is a public company) and will receive direct and indirect benefits from the New Loans and the continuation of the financing arrangements represented by the Existing Loans, which benefits, among others, provide adequate consideration for them to enter into this Agreement.

                                    AGREEMENT

      NOW, THEREFORE, in consideration of the foregoing Recitals, to induce Lender to extend the New Loans to Borrower and to continue the financing under the Loan Documents (as defined below) and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower agrees with Lender and Lender agrees with Borrower, as follows:

      1. Description of New Loan. The New Loans are evidenced by (i) that certain Secured Term Note dated as of November , 1999 in the amount of One
Million and No/100 Dollars ($1,000,000) from PHCM to Lender and (ii) that certain Secured Term Note dated as of May 26, 2000 in the amount of Five Hundred Thousand and No/100 Dollars ($500,000) from PHCM to Lender.

      2. Loan Documents. As used in this Agreement, the term "Loan Documents" shall mean any and all Loan Documents evidencing or securing the Revolving Loan, the First Term Loan, the Second Term Loan, and the New Loans. The term "Loans" shall mean, collectively, the Revolving Loan, the First Term Loan, the Second Term Loan, the November Loan and the May Loan.

      3. Cross-Collateralization. The Existing Loans are hereby cross-collateralized with each other and with the New Loans, and Borrower agrees that the collateral described in the respective Loan Documents shall secure, in addition to such respective Existing Loans, the obligations of PHC (and any other applicable Borrower) under the New Loans and Loan Documents in respect of the New Loans, including, without limitation, (a) PHC's (and any other Borrower's or Affiliate's) obligation, if any, to pay the principal and interest on the New Loans, as the same may hereafter be renewed, modified, amended or extended, and to pay all other indebtedness and other agreed charges and to perform all of the terms and conditions under the Loan Documents in respect of the New Loans, and (b) the real property encumbered by the Restated Mortgage and the Second Term Mortgage (collectively, the "Mortgages") securing each of the applicable Loans.

      4. Cross-Default. The Existing Loans and the New Loans are hereby cross-defaulted with one another, and Borrower agrees that the occurrence of an Event of Default as defined in, and pursuant to any of the Loan Documents, which Event of Default is not cured within the applicable grace or curative periods, shall constitute an immediate Event of Default (without need of notice or the expiration of any additional cure period other than as specified in such Loan Documents) under all other Loan Documents."

      5. Severability. In case any provision of this Agreement shall be invalid, illegal, or unenforceable, such provision shall be deemed to have been modified to the extent necessary to make it valid, legal and enforceable. The validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      6. No Modification Except in Writing. None of the terms of this Agreement may be waived, altered, amended or otherwise changed except by an instrument in writing duly executed by all of the parties hereto.

      7. Further Assurances. Each entity comprising Borrower shall execute and deliver such further instruments and perform such further acts as may be requested by Lender from time to time to confirm the provisions of this Agreement and the Loan Documents, to carry out more effectively the purposes of this Agreement and the Loan Documents, or to confirm the priority of any lien created by any of the Loan Documents.

      8. Enforceability. Each entity comprising Borrower represents and warrants to Lender that this Agreement and the other Loan Documents are the legal, valid and binding obligations of each entity constituting Borrower, jointly and severally, enforceable against each such entity in accordance with their terms.

      9.    Miscellaneous.

            (a) This Agreement will be recorded in the Official Records of Macomb County, Michigan and the City of Salem, Virginia. Upon the filing of this Agreement, all necessary recording, intangible, or documentary stamp taxes will be duly paid by the Borrower. THIS AGREEMENT IS BEING GIVEN AS ADDITIONAL
COLLATERAL TO SECURE THE OBLIGATIONS OF THE RESPECTIVE ENTITIES COMPRISING BORROWER UNDER THEIR RESPECTIVE LOAN DOCUMENTS.

            (b) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, administrators, successors and assigns.

      10. Controlling Law. This Agreement shall be governed by the laws of the State of Maryland (without reference to conflicts of laws).

      11. Release. Except for Lender's obligations, if any, to Borrower under the Loan Documents, each entity comprising Borrower, on behalf of itself and its partners, affiliates, successors and assigns (collectively, the "Releasing Parties"), hereby releases and forever discharges Lender and each of its parent, subsidiary and affiliated corporations and partnerships (including the partners therein and thereof), and the partners, partners of partners, subsidiaries, divisions, affiliates, officers, directors, shareholders, trustees, employees, agents, attorneys and advisors of each of the foregoing, and each of their respective heirs, successors and assigns (collectively, the "Released Parties", all of whom are intended to be the beneficiaries of this release) from any and all claims and causes of action of whatever kind and nature based upon acts or omissions by any of them, whether such claims, causes of action, acts or omissions are or were known or unknown, suspected or unsuspected, which the Releasing Parties or any of them may have or have had, in whole or in part, prior to the date of this Agreement.

      8. WAIVER OF JURY TRIAL. EACH ENTITY COMPRISING BORROWER HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY ON ANY CLAIM, COUNTERCLAIM, SETOFF, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING OUT OF OR IN ANY WAY RELATED TO THIS AGREEMENT OR THE LOANS, OR (B) IN ANY WAY CONNECTED WITH OR PERTAINING OR RELATED TO OR INCIDENTAL TO ANY DEALINGS OF LENDER AND/OR BORROWER WITH RESPECT TO THE LOAN DOCUMENTS OR IN CONNECTION WITH THIS AGREEMENT OR THE EXERCISE OF ANY PARTY=S RIGHTS AND REMEDIES UNDER THIS AGREEMENT OR OTHERWISE, OR THE CONDUCT OR THE RELATIONSHIP OF THE PARTIES HERETO, IN ALL OF THE FOREGOING CASES WHETHER NOW
EXISTING OR HEREAFTER ARISING AND WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE. EACH ENTITY COMPRISING BORROWER AGREES THAT LENDER MAY FILE A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE KNOWING, VOLUNTARY, AND BARGAINED AGREEMENT OF BORROWER IRREVOCABLY TO WAIVE THEIR RIGHTS TO TRIAL BY JURY, AND THAT, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ANY DISPUTE OR CONTROVERSY WHATSOEVER (WHETHER OR NOT MODIFIED HEREIN) BETWEEN BORROWER AND LENDER SHALL INSTEAD BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A JUDGE SITTING WITHOUT A JURY.

                        [SIGNATURES ON FOLLOWING PAGE]

      IN WITNESS WHEREOF, each entity comprising Borrower has caused this Agreement to be properly executed on the date of the notarial acknowledgments below.

                                    BORROWER:

WITNESS:                            PHC, INC.
                                    a Massachusetts corporation
/s/  T. A. Bates
Name:

/s/  Barbara Faustino                   By:  /s/  Bruce A. Shear
Name:                                   Bruce A. Shear
                                        President

WITNESS:                            PHC OF MICHIGAN, INC.
                                                a Massachusetts corporation
/s/  T. A. Bates
Name:

/s/  Barbara Faustino                   By:  /s/  Bruce A. Shear
Name:                                   Bruce A. Shear
                                        President

WITNESS:                            PHC OF UTAH, INC.
                                                a Massachusetts corporation
T. A. Bates
Name:

/s/  Barbara Faustino                   By:  /s/  Bruce A. Shear
Name:                                   Bruce A. Shear
                                        President

WITNESS:                            PHC OF VIRGINIA, INC.
                                                a Massachusetts corporation
T. A. Bates
Name:

/s/  Barbara Faustino                   By:  /s/  Bruce A. Shear
Name:                                   Bruce A. Shear
                                        President

                            [SIGNATURES CONTINUED]

WITNESS:                            PHC OF RHODE ISLAND, INC.
                                                a Massachusetts corporation
/s/  T. A. Bates
Name:

/s/  Barbara Faustino                   By:  /s/  Bruce A. Shear
Name:                                   Bruce A. Shear
                                        President


WITNESS:                            PIONEER COUNSELING OF VIRGINIA, INC. a
                                    Massachusetts corporation
/s/  T. A. Bates
Name:

/s/  Barbara Faustino                   By:  /s/  Bruce A. Shear
Name:                                   Bruce A. Shear
                                        President

                                     LENDER:

                                    HELLER HEALTHCARE FINANCE, INC.
                                    a Delaware corporation
                                    f/k/a HCFP Funding, Inc. and as assignee
                                    of
WITNESS:                            HCFP Funding II, Inc.

--------------------------
Name:

__________________________              By: ______________________________
Name:                                       Name:
                                            Title:

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


      Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

      Given under my hand and seal this 3rd day of August, 2000.


                                    /s/  Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT


STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF MICHIGAN, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


                                    /s/  Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF _____________________)

COUNTY OF ___________________)

     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF UTAH, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


                                    /s/  Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF VIRGINIA, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


                                    /s/  Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PHC OF RHODE ISLAND, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

      Given under my hand and seal this ___ day of _______, 2000.


                                    ----------------------------------

                                  Notary Public
My Commission Expires:______________

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)


     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the managing member of PIONEER COUNSELING OF VIRGINIA, INC., a Massachusetts corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


                                    /s/  Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

                              NOTARY ACKNOWLEDGMENT

STATE OF MASSACHUSETTS)

COUNTY OF ESSEX)

     Before me, a Notary Public in and for said County and State, on this day personally appeared __________________ known to me (or proved to me on the oath of ____________) to be the person whose name is subscribed to the foregoing instrument, and known to me to be the of HELLER HEALTHCARE FINANCE, INC., a Delaware corporation, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, as the act of said corporation.

     Given under my hand and seal this 3rd day of August, 2000.


                                    /s/  Paula C. Wurts
                                  Notary Public
My Commission Expires:  November 29, 2002

This Instrument prepared by, and upon recording should be returned to:

Stephen L. Burlingame, Esq.
Fraser Trebilcock Davis & Foster
1000 Michigan National Tower
Lansing, Michigan 48933