Form 10-Q
period 2000-09-30
PHC INC /MA/
filed 2000-11-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
 |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

 COMMISSION FILE NUMBER     0-22916
                        ------------------

                                    PHC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                         04-2601571
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

200 Lake Street, Suite 102, Peabody MA                           01960
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
Yes X No____

APPLICABLE ONLY TO CORPORATE ISSUERS
Number of shares outstanding of each class of common equity, as of October 31, 2000

      Class A Common Stock    7,494,602
      Class B Common Stock      726,991

 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
 (Check one):
 Yes ______   No   X

                                    PHC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - September 30, 2000 and June 30, 2000.

        Condensed Consolidated Statements of Operations - Three months ended September 30, 2000 and September 30, 1999.

        Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2000 and September 30, 1999.

        Notes  to   Condensed   Consolidated Financial Statements -  September
        30, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

Item 6. Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                            PHC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                      SEPT. 30       JUNE 30
                  ASSETS                                2000           2000
                                                     __________      _________
Current assets:
  Cash & cash equivalents                              $  92,196     $ 551,713
  Accounts receivable, net of allowance
    for bad debts of  $2,729,026 at Sept. 30,
    2000, $2,850,470 at June 30, 2000                  5,935,199     6,286,490
   Prepaid expenses                                      197,809       120,481
   Other receivables and advances                        160,061       148,554
   Deferred income tax asset                             459,280       459,280
   Other receivables, related party                       78,706        77,500
                                                      __________     __________
     Total current assets                              6,923,251     7,644,018
Accounts receivable, noncurrent                          745,000       642,000
Other receivables, noncurrent, related party,
  net of allowance for doubtful accounts of
  $1,560,770 at Sept. 30, 2000 and $1,125,054 at
  June 30, 2000                                        3,363,212     3,239,456
Other receivable                                         115,637        95,214
Property and equipment, net                            1,355,212     1,327,630
Deferred income taxes                                    154,700       154,700
Deferred financing costs, net of amortization
 of $97,646 at Sept. 30, 2000 and
 $87,555 at June 30, 2000                                 36,463        46,554
Goodwill, net of accumulated amortization
  of $322,796 at Sept. 30, 2000 and
  $296,907 at June 30, 2000                            2,608,208     2,630,265
                                                      __________     __________
Other assets                                             125,413       107,972
                                                      __________     __________
     Total assets                                    $15,427,096   $15,887,809
                                                    ============   ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $2,052,453   $ 1,717,362
  Notes payable--related parties                         200,000       200,000
  Current maturities of long-term debt                 1,658,880     1,622,239
  Revolving credit note                                1,530,299     1,555,149
  Current portion of obligations under capital
    leases                                                34,805        45,482
  Accrued payroll, payroll taxes and benefits            346,817       416,111
  Accrued expenses and other liabilities               1,011,636     1,798,400
  Net current liabilities of discontinued
    operations                                         1,784,934     1,884,234
                                                      __________     __________
     Total current liabilities                         8,619,824     9,238,977
                                                      __________     __________
Long-term debt                                         2,427,976     2,508,715
Obligations under capital leases                           9,583        12,808
Convertible debentures                                   500,000       500,000
                                                      __________     __________
  Total noncurrent liabilities                         2,937,559     3,021,523
  Total liabilities                                   11,557,383    12,260,500
                                                      __________     __________
Stockholders' equity:
 Preferred stock, $.01 par value;
   1,000,000 shares authorized, 165,000 and
   136,000 shares issued and outstanding
   Sept. 30, 2000 and June 30, 2000, Respectively          1,650         1,360
 Class A common stock, $.01 par value;
   20,000,000 shares authorized, 7,497,378
   and 7,019,608 shares issued Sept. 30,
   2000 and June 30, 2000, Respectively                   74,974        70,196
 Class B common stock, $.01 par value;
   2,000,000 shares authorized, 726,991 issued and
   outstanding Sept. 30, 2000 and June 30, 2000,
   convertible into one share of Class A common
   stock                                                   7,270         7,270
 Additional paid-in capital                           18,572,028    17,895,162
 Treasury stock, 2,776 shares at cost                    (12,122)      (12,122)
 Notes receivable, common stock                          (90,000)           --
 Accumulated deficit                                 (14,684,087)  (14,334,557)
                                                     ____________  _____________
 Total stockholders' equity                            3,869,713     3,627,309
                                                     ____________  _____________
   Total liabilities and stockholders' equity        $15,427,096   $15,887,809
                                                     ____________  _____________

 See Notes to Condensed Consolidated Financial Statements.

                            PHC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                      THREE MONTHS Ended
                                                         SEPTEMBER 30
                                                       2000            1999
                                                      ________________________
Revenues:
  Patient care, net                                  $4,711,932    $3,951,498
  Management fees                                       345,111       265,404
  Contract support services                             179,977       165,907
  Pharmaceutical studies                                 34,478            --
  Website services                                       15,000            --
                                                     ___________   ___________
Total revenue                                         5,286,498     4,382,809
                                                     ___________   ___________
Operating expenses:
  Patient care expenses                               2,207,335     2,125,408
  Cost of contract support services                     162,001       111,906
  Provision for doubtful accounts                       826,910       388,191
  Administrative and other operating expenses         2,012,353     1,762,564
                                                     ___________   ___________
Total operating expenses                              5,208,599     4,388,069
                                                     ___________   ___________
Income (loss) from operations                            77,899       (5,260)
                                                     ___________   ___________
Other income (expense):
  Interest income                                         7,900        96,441
  Other income, net                                      15,956        39,835
  Interest expense                                     (278,372)     (190,868)
                                                     ___________   ___________
Total other expense, net                               (254,516)      (54,592)
                                                     ___________   ___________
Loss before provision for taxes                        (176,617)      (59,852)

Provision for income taxes
                                                             --           100
                                                     ___________   ___________
           Net loss                                    (176,617)      (59,952)

Dividends                                              (172,913)      (12,463)
                                                     ___________   ___________
Loss applicable to common shareholders               $ (349,530)   $  (72,415)
                                                    ===========   ============
Basic and diluted loss per common share              $     (.04)   $     (.01)

Basic and diluted weighted average number of
  shares outstanding                                  7,938,029     6,337,364

            See Notes to Condensed Consolidated Financial Statements.

                            PHC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    2000                 1999
                                                    __________________________
 Cash flows from operating activities:
  Net loss                                          $ (176,617)      $(59,952)
  Adjustments to reconcile net loss to net cash
    provided by used in) operating activities:
  Depreciation and amortization                         65,033         82,009
  Compensatory stock options and stock and warrants
    issued for obligations                                  --         22,876
  Changes in:
    Accounts receivable                                 91,399        400,432
    Prepaid expenses and other current assets          (77,328)      (123,982)
    Other assets                                       (17,441)       (23,035)
    Accounts payable                                   335,091        (35,299)
    Accrued expenses and other liabilities            (558,558)      (130,540)
    Net liabilities of discontinued operations         (99,300)       (55,641)
                                                     __________      __________
Net cash (used in) provided by operating activities   (437,721)        76,868

Cash flows from investing activities:
  Acquisition of property and equipment                (66,726)       (27,965)
   Website development costs                            (3,832)            --
                                                     __________      __________
Net cash used in investing activities                  (70,558)       (27,965)
                                                     __________      __________
Cash flows from financing activities:
   Revolving debt, net                                 (24,850)      (240,778)
   Proceeds from borrowings                                 --        146,301
   Payments on debt                                    (58,000)      (270,891)
   Deferred financing costs                              10,091         5,677
   Preferred stock dividends                           (31,913)        (2,463)
   Costs related to issuance of capital stock           (6,566)       (10,322)
   Issuance of preferred stock at a discount           250,000             --
   Notes receivable                                    (90,000)            --
                                                     __________      __________
Net cash used in financing activities                   48,762       (372,476)

NET INCREASE (DECREASE) IN CASH                       (459,517)      (323,573)
Beginning cash balance                                 551,713        381,170
                                                     __________      __________
ENDING CASH BALANCE                                  $  92,196      $  57,597
                                                     ===========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                    $ 246,148      $ 195,764
         Income taxes                                   57,050         35,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Conversion of preferred stock to common stock $  50,000             --
       Preferred stock discount                         90,000             --
       Beneficial conversion feature of preferred
         stock                                          51,000             --
       Common stock issued in earnout                  297,500             --
       Issuance of preferred stock in lieu of cash
         for dividends due                                  --         10,000

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE A - THE COMPANY

PHC, Inc. and its wholly owned subsidiaries (the "Company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:
      (1) BEHAVIORAL HEALTH TREATMENT SERVICES, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);
        (2) BEHAVIORAL HEALTH ADMINISTRATIVE SERVICES, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries and BSC-NY, Inc., a subsidiary of PHC, Inc., provides management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area. Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research conducts studies of the effects of FDA approved psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and
                    (3) BEHAVIORAL HEALTH ONLINE SERVICES, which includes behavioral health education, training and products for the behavioral health professional, through its website wellplace.com formerly known as behavioralhealthonline.com.

      In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center, in Braintree, Massachusetts was closed in a state receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net liabilities of this facility are shown as discontinued operations in the accompanying financial statements. The liquidation of the liabilities of Franvale may result in a non-cash financial statement gain. The recognition of any gain has been deferred until final resolution of all contingent liabilities.

NOTE B - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The accompanying financial statements should be read in conjunction with the June 30, 2000 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 29, 2000.

NOTE C - RECLASSIFICATIONS

      Certain amounts have been reclassified to conform with the September 30, 2000 presentation.

NOTE D - RECEIVABLE DUE FROM UNRELATED PROFESSIONAL CORPORATION

      On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the Company issued 150,000 shares of PHC, Inc. Class A common stock to the former owners of Behavioral Stress Centers, Inc. New York currently prohibits the ownership of a professional corporation by a corporation; therefore, in connection with the merger, a physician owned entity was formed, Rubenfaer Physician Services, P.C. formerly Shliselberg Physician Services, P.C. formerly Perlow Physicians, P.C. ("Rubenfaer"), to acquire the assets of the medical practices theretofore serviced by Behavioral Stress Centers, Inc. The Company advanced Rubenfaer the funds to acquire those assets and at September 30, 2000 Rubenfaer owed the Company $4,923,982 which includes in addition to acquisition costs, management fees of approximately $2,926,000 and interest on the advances of approximately $576,570. During fiscal 1998 the Company established a reserve against this receivable in the amount of $382,000. The Company has increased the reserve each period to a current balance as of September 30, 2000 of $1,560,770. The reserve for estimated uncollectible amounts is based on management's assessment of Rubenfaer's ability to pay its debts. Such assessment includes an evaluation of Rubenfaer's working capital, net assets, profitability and current and projected cash flow. The reserve has been increased since June 30, 1998 to cover net losses incurred by Rubenfaer. The carrying value of the company's receivable at September 30, 2000 approximates the net assets of Rubenfaer. Based on management's assessment of Rubenfaer's projected cash flow, collection of the receivable is expected beyond the next twelve months. Accordingly, the receivable is classified as a noncurrent asset in the accompanying balance sheets.


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

                                  BEHAVIORAL HEALTH
                        TREATMENT  ADMINISTRATIVE   ONLINE
                        SERVICES       SERVICES    SERVICES    ELIMINATIONS    TOTAL
                         ________________________________________________________________
For the three months
 ended september 30,
 2000
Revenues - external
 customers              $4,711,932    $559,566     $15,000     $      --     $5,286,498
Revenues - intersegment         --     496,698       4,823      (501,521)            --
Net income (loss)          731,772    (669,527)   (238,862)           --       (176,617)
Total Assets             9,288,080  27,943,780      96,415   (21,901,179)    15,427,096

For the three months
 ended September 30,
 1999
Revenues - external
 customers              $3,951,498     431,311     $    --     $      --     $4,382,809
Revenues - intersegment         --     438,000          --      (438,000)            --
Net income (loss)           89,453     (90,350)    (59,055)           --        (59,952)
Total Assets             9,466,186  24,902,742       7,490   (20,205,193)    14,171,225

NOTE F - NET LIABILITIES OF DISCONTINUED OPERATIONS

      Net Liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                                  September 30,       June 30,
                                                     2000              2000
                                                 ______________________________
         Debt forgiveness and reserve for
           contingencies                         $ 2,641,537       $ 2,641,537
         Less legal and other expenses
           incurred to date                          856,605           757,303
                                                _____________      ____________
         Net liabilities of discontinued
           operations                            $ 1,784,934       $ 1,884,234
                                                 =============   ==============



The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           PHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net patient care revenue increased 19.2% to $4,711,932 for the three months ended September 30, 2000 from $3,951,498 for the three months ended September 30, 1999. This increase in revenue is due primarily to a 13% increase in patient days for the period ended September 30, 2000 over the same period last year. Marketing efforts have aided in increasing the census at all three in patient facilities.

      Income before interest, taxes, depreciation, amortization, dividends and Behavioral Health Online was $398,857 for the three months ended September 30, 2000 compared to $271,910 for the three months ended September 30, 1999.

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

      Management fees increased by 30% to $345,111 for the three months ended September 30, 2000 from $265,404 for the three months ended September 30, 1999. This increase in revenue is due to increases in BSC-NY, Inc. related fees for the management of Psychological and Psychotherapy practices in New York. These management fees are expected to decline in the future since they are now based on the expenses of BSC-NY, Inc. and there has been a decline in the expenses due to changes in operations and personnel.

      Contract support services revenue provided by PDSS increased 8.5% to $179,977 for the three months ended September 30, 2000 from $165,907 for the three months ended September 30, 1999. The cost of providing these services increased 44.7% to $162,001 for the three months ended September 30, 2000 from $111,906 for the three months ended September 30, 1999. This is due to a change in contract rates and increased services provided. The company also booked its first website revenue for banner advertising of $15,000 and pharmaceutical study revenue of $34,478 for the three months ended September 30, 2000.

      Administrative expenses increased 14.2% to $2,012,353 for the three months ended September 30, 2000 from $1,762,564 for the three months ended September 30, 1999. This increase is primarily due to the increase in administrative expenses of the website company which increased to $253,787 before management fees for the three months ended September 30, 2000 from $59,055 before management fees for the three months ended September 30, 1999. Rent expense increased 26.0% to $201,912 for the three months ended September 30, 2000 from $160,297 for the three months ended September 30, 1999. This increase is due to the new space leased to accommodate Behavioral Health Online, Inc., a new lease agreement for the corporate headquarters, expanded space at the Las Vegas facility and contracted increases in other lease agreements. The company also experienced a significant increase in employee lease administrative fees of 80% to $31,246 for the three months ended September 30, 2000 from $17,277 for the three months ended September 30, 1999 and one-time charges for employee placement fees and relocation expenses of approximately $12,500 and $7,400, respectively.

      Website expenses include all costs relevant to the development and the operations of the Wellplace.com website. These expenses are expected to continue to increase while the site is in development stages. We are currently pursuing equity financing for the site development. The revenue of the website will include only commissions on the sale of products and services. A corresponding liability will be recorded at the time of the sale for the cost of the product or service due to the provider. This is necessary since the full amount of the sale will be charged to the end user and processed by Wellplace.com.

      Patient care expenses also increased by 3.9% to $2,207,335 for the three months ended September 30, 2000 from $2,125,408 for the three months ended September 30, 1999. These increases in expenses are due primarily to the 13% increase in patient days as noted above with the primary increases in expenses directly related to patient census such as payroll, consultants, food, laundry and pharmacy.

      Bad debt expense increased 113% to $826,910 for the three months ended September 30, 2000 from $388,191 for the three months ended September 30, 1999. This is due primarily to an increase in the reserve for the amount due from the professional corporation.

      Interest expense increased 45.8% to $278,372 for the three months ended September 30, 2000 from $190,868 for the three months ended September 30, 1999. This increase is due to an increase of approximately $1,300,000 of long-term debt and maximum utilization of the accounts receivable revolving credit.

      Preferred stock dividends increased to $172,913 for the quarter ended September 30, 2000 from $12,463 for the quarter ended September 30, 1999. The increase in dividends is due primarily to the issuance of additional series C preferred stock per agreement, which carried with it a discount of $90,000, which is recorded as additional dividends. Since the series C convertible preferred stock became eligible for conversion during this quarter, the company also recorded the 3% discount of $51,000 available upon conversion as additional dividend. This preferred stock also carries a dividend rate of 8% per year, which accounts for the additional dividends recorded during the three months ended September 30, 2000.

      We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to receivables at approximately 29% on an accounts receivable balance, which decreased 3.6% to $6,680,199 at September 30, 2000 from $6,928,490 at June 30, 2000. The reserve for bad debt is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debt due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $745,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

      During the three months ended September 30, 2000 costs of $99,302 were incurred related to discontinued operations. These costs represent additional legal fees paid and accrued as a result of the ongoing Quality Care Centers of Massachusetts litigation and investigation. When the bankruptcy proceedings of that subsidiary have been finalized any remaining net liabilities of the bankrupt subsidiary will result in increased equity in that amount.

LIQUIDITY AND CAPITAL RESOURCES

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the quarter ended September 30, 2000 by 3.6%, approximately $248,000. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

      During the quarter ended September 30, 2000 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

      During the quarter ended September 30, 2000 the Company issued 34,000 shares of series C convertible preferred stock in exchange for $250,000. These are the additional shares purchased as a part of the June 28, 2000 agreement. These shares were purchased at a discount of $90,000, are convertible at a 3% discount and earn 8% in annual dividends.

      Also during the quarter ended September 30, 2000 the Company issued 62,955 shares of class A common stock upon the conversion of 5,000 shares of series C convertible preferred stock.

      In August 2000 the Company issued 414,815 shares of class A common stock to the former owners of Behavioral Stress Centers in payment of the final earn-out, which was included in accrued expenses as of June 30, 2000.

              We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Although our treatment facilities are operating at a profit, expenses incurred by our non-revenue producing start-up Company, Behavioral Health Online, Inc., cause negative cash flow from operations and create the need for additional financing. We are currently aggressively pursuing financing for our website operations to help relieve the strain on cash flow from our behavioral health facilities. If financing for our website operations does not become available in the near future or should our existing operations result in unanticipated losses, we may be required to borrow funds on less favorable terms than have been available in the past.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a)   Exhibit List

   Exhibit No.          Description

    * 4.38 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998.
        27 Financial Data Schedule
      99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant


Date: November 14, 2000                   /s/ Bruce A. Shear
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer


Date: November 14, 2000                   /s/ Paula C. Wurts
                                              Paula C. Wurts
                                              Controller
                                              Treasurer

Exhibit 4.38

THIS EQUITY PURCHASE WARRANT AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE TRANSFERRED IN VIOLATION OF SUCH ACT, THE RULES AND REGULATIONS THEREUNDER OR THE PROVISIONS OF THIS COMMON STOCK PURCHASE WARRANT.


                             EQUITY PURCHASE WARRANT


                        To Purchase 1% Equity interest in


                         Behavioral Health Online, Inc.

      THIS IS TO CERTIFY THAT Heller Healthcare Finance, Inc., or registered assigns, is entitled, at any time from the Closing Date (as hereinafter defined) to the Expiration Date (as hereinafter defined), to purchase from Behavioral Health Online, Inc., a Massachusetts corporation (the "COMPANY"), the number of shares representing 1% of the issued and outstanding Common Stock (as hereinafter defined) of the Company immediately following such exercise but in any event prior to a Qualified IPO (as hereinafter defined) (provided that no adjustments shall be made due to such Qualified IPO), exercisable in whole but not in part, at an aggregate purchase price (i.e. for all shares of Warrant Stock) of $100 (the "WARRANT PRICE"), all on the terms and conditions and pursuant to the provisions hereinafter set forth.

      This Warrant is issued in connection with and as partial consideration for the $500,000 term loan made by the Holder to the Company's affiliate PHC of Michigan, Inc. (the "LOAN") as evidenced by that certain Secured Term Note dated as of May 26, 2000 for Five Hundred Thousand Dollar ($500,000) from PHC of Michigan, Inc. and the documents related thereto.

1.    DEFINITIONS

      As used in this Equity Purchase Warrant (this "WARRANT"), the following terms shall have the respective meanings set forth below:

      "BUSINESS DAY" shall mean any day that is not a Saturday or Sunday or a day on which banks are required or permitted to be closed in the Commonwealth of Massachusetts.

      "CLOSING DATE" is May 26, 2000.

      "COMMISSION" shall mean the Securities and Exchange Commission or any other federal agency then administering the Securities Act and other federal securities laws.

      "COMMON STOCK" shall mean (except where the context otherwise indicates) the Common Stock, par value $.01 per share, of the Company as constituted on the Closing Date, and any capital stock into which such Common Stock may thereafter be changed, and shall also include (i) capital stock of the Company of any other class (regardless of how denominated) issued to the holders of shares of Common Stock upon any reclassification thereof which is also not preferred as to dividends or assets over any other class of stock of the Company and which is not subject to redemption and (ii) shares of common stock of any successor or acquiring corporation received by or distributed to the holders of Common Stock of the Company in the circumstances contemplated by Section 4.

       "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect from time to time.

      "EXERCISE PERIOD" shall mean the period during which this Warrant is exercisable pursuant to Section 2.1.

      "EXPIRATION DATE" shall mean the earlier of (i) May 25, 2010, or (ii) the date of the closing of, and receipt of funds from, a firm-commitment underwritten initial public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Corporation to the public with (x) an aggregate offering price (before deduction of underwriters commissions and expenses) of not less than Two Million Five Hundred Thousand Dollars ($2,500,000) ("QUALIFIED IPO").

       "FUNDAMENTAL  CORPORATE  CHANGE"  shall  have the  meaning  set  forth in
Section 4.1.

       "HOLDER" shall mean the Person in whose name the Warrant or Warrant Stock set forth herein is registered on the books of the Company maintained for such purpose.

       "OTHER PROPERTY" shall have the meaning set forth in Section 4.

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

      "TRANSFER" shall mean any disposition of any Warrant or Warrant Stock or of any interest in either thereon, which would constitute a sale thereof within the meaning of the Securities Act.

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


      2.    EXERCISE OF WARRANT

      2.1   MANNER OF EXERCISE

      From and after the Closing Date and until 5:00 p.m., New York time, on the Expiration Date (regardless of any prepayment of the Loan), Holder may exercise this Warrant, on any Business Day, for all, but not part, of the number of shares of Common Stock purchasable hereunder.

      In order to exercise this Warrant in whole Holder shall deliver to the Company at its principal office at 200 Lake Street, Suite 102, Peabody, MA 01960, or at the office or agency designated by the Company pursuant to Section 13, (i) a written notice of Holder's election to exercise this Warrant, (ii) payment of the Warrant Price in cash or wire transfer or cashier's check drawn on a United States bank and (iii) this Warrant. Such notice shall be substantially in the form of the subscription form appearing at the end of this Warrant as EXHIBIT A, duly executed by Holder or its agent or attorney. Upon receipt of the items referred to in clauses (i), (ii) and (iii) above, the Company shall, as promptly as practicable, and in any event within five Business Days thereafter, execute or cause to be executed and deliver or cause to be delivered to Holder a certificate or certificates representing the aggregate number of full shares of Common Stock issuable upon such exercise. The stock certificate or certificates so delivered shall be, to the extent possible, in such denomination or denominations as Holder shall request in the notice and shall be registered in the name of Holder or, subject to Section 9, such other name as shall be designated in the notice. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other Person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the notice, together with the cash or check or checks and this Warrant, is received by the Company as described above and all taxes required to be paid by Holder, if any, pursuant to Section 2.2 prior to the issuance of such shares have been paid. Notwithstanding any provision herein to the contrary, the Company shall not be required to register shares in the name of any Person who acquired this Warrant (or part hereof) or any Warrant Stock otherwise than in accordance with this Warrant.

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

      2.4   CONTINUED VALIDITY

      A holder of shares of Common Stock issued upon the exercise of this Warrant (other than a holder who acquires such shares after the same have been publicly sold pursuant to a Registration Statement under the Securities Act or sold pursuant to Rule 144 thereunder) shall continue to be entitled with respect to such shares to all rights to which it would have been entitled as Holder under Sections 9 and 10 of this Warrant. The Company will, at the time of exercise of this Warrant, upon the request of Holder, acknowledge in writing, in form reasonably satisfactory to Holder, its continuing obligation to afford Holder all such rights; PROVIDED, HOWEVER, that if Holder shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to Holder all such rights.

      2.5   COOPERATION

      The Company shall assist and cooperate with any Holder required to make any governmental filings or obtain any governmental approvals prior to or in connection with any exercise of this Warrant, including, without limitation, making any filings required to be made by the Company. The Holder shall reimburse the Company for any reasonable costs and expenses incurred by the Company (including without limitation, reasonable attorneys' fees) in connection with the cooperation and assistance. Notwithstanding the foregoing, the costs and expenses shall not include any fees or costs related to any federal or state registration of this Warrant or the Warrant Shares or registered public offering of the Company's securities.

      2.6   REGULATION

      This Warrant may not be exercised by a Holder that qualifies as a "subsidiary" of a "bank holding company" (as such terms are defined in Section
225.2 of Regulation Y issued by the Board of Governors of the Federal Reserve System ("REGULATION Y") (a "BHC SUBSIDIARY") unless such Holder advises the Company in writing that the exercise of the Warrant by such Holder complies with Regulation Y and the Bank Holding Company Act of 1956, as amended ("BHCA").


      3.    TRANSFER, DIVISION AND COMBINATION

      3.1   TRANSFER

      Subject to compliance with Section 9, transfer of this Warrant and all rights hereunder, in whole but not in part, shall be registered on the books of the Company to be maintained for such purpose, upon surrender of this Warrant at the principal office of the Company referred to in Section 2.1 or the office or agency designated by the Company pursuant to Section 13, together with a written assignment of this Warrant substantially in the form of Exhibit B hereto duly executed by Holder or its agent or attorney and funds sufficient to pay any transfer taxes payable upon the making of such transfer. Upon such surrender and, if required, such payment, the Company shall, subject to Section 9, execute and deliver a new Warrant in the name of the assignee and this Warrant shall promptly be canceled. A Warrant, if properly assigned in compliance with Section 9, may be exercised by a new Holder for the purchase of shares of Common Stock without having a new warrant issued.

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


      4.    ADJUSTMENTS

      4.1   TRANSFER

      In case the Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another Person (where the Company is not the survivor or where there is a change in or distribution with respect to the Common Stock of the Company), or sell, convey, transfer or otherwise dispose of all or substantially all its property, assets or business to another Person, or effectuate a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of (each, a "FUNDAMENTAL CORPORATE Change") and, pursuant to the terms of such Fundamental Corporate Change, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("OTHER PROPERTY"), are to be received by or distributed to the holders of Common Stock of the Company, then Holder shall have the right thereafter to receive, upon exercise of the Warrant, such number of shares of common stock of the successor or acquiring corporation, and Other Property as is receivable upon or as a result of such Fundamental Corporate Change by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such Fundamental Corporate Change. In case of any such Fundamental Corporate Change, the successor or acquiring corporation (if other than the Company) shall expressly assume in writing the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by the Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined by resolution of the Board of Directors of the Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 4. For purposes of this, "COMMON STOCK OF THE SUCCESSOR OR ACQUIRING CORPORATION" shall include stock of such corporation of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 4 shall similarly apply to successive Fundamental Corporate Change.

      4.2   RECAPITALIZATION

      If at any time or from time to time there shall be a recapitalization of the Common Stock (other than a subdivision, combination or merger or sale of assets transaction provided for elsewhere in this Section 4) provision shall be made so that the Holder of this Warrant shall thereafter be entitled to receive upon exercise of this Warrant the number of shares of stock or other securities or property of the Company or otherwise, to which a holder of the Common Stock deliverable upon conversion would have been entitled on such recapitalization. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 4 with respect to the rights of the Holder of this Warrant after the recapitalization to the end that the provisions of this
Section 4 (including adjustment of the Exercise Price then in effect and the number of shares purchasable upon exercise of this Warrant) shall be applicable after that event and be as nearly equivalent as practicable.

      5.    NOTICES TO HOLDER

      5.1   NOTICE OF ADJUSTMENTS

      Whenever the shares for which this Warrant is exercisable shall be subject to a Fundamental Corporate Change the Company shall forthwith prepare a certificate to be executed by the chief financial officer of the Company setting forth, in reasonable detail, the event requiring the adjustment and the method by which such adjustment was calculated describing the number and kind of any other shares of stock or Other Property for which this Warrant is exercisable. The Company shall promptly cause a signed copy of such certificate to be delivered to the Holder in accordance with Section 16.2. The Company shall keep at its office or agency designated pursuant to Section 13 copies of all such certificates and cause the same to be available for inspection at said office during normal business hours by the Holder or any prospective purchaser of a Warrant designated by Holder.

      5.2   NOTICE OF CORPORATE ACTION

      If at any time:

      (a) the Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right; or

      (b) there shall be any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger of the Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of the Company to, another corporation; or (c) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;
(d) then, in any one or more of such cases, the Company shall give to Holder (i) at least 30 days' prior written notice of the date on which a record date shall be selected for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 30 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify
(i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and (ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to Holder at the last address of Holder appearing on the books of the Company and delivered in accordance with Section 16.2.

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

      (b) Except as otherwise provided in this Section 9, the Warrant shall be stamped or otherwise imprinted with a legend in substantially the following form:

            "THIS COMMON STOCK PURCHASE WARRANT AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE TRANSFERRED IN VIOLATION OF SUCH ACT, THE RULES AND REGULATIONS THEREUNDER OR THE PROVISIONS OF THIS COMMON STOCK PURCHASE WARRANT."

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

      9.3   REGISTRATION OF COMMON STOCK SHARES.

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

      9.4   TERMINATION OF RESTRICTIONS

      Notwithstanding the foregoing provisions of Section 9, the restrictions imposed by this Section upon the transferability of the Warrant Stock and the Restricted Common Stock and the legend requirements of Section 9.1 shall terminate as to any particular share of Warrant Stock or Restricted Common Stock
(i) when and so long as such security shall have been effectively registered under the Securities Act and disposed of pursuant thereto or (ii) when the Company shall have received an opinion of counsel reasonably satisfactory to it that such shares may be transferred without registration thereof under the Securities Act.

      Whenever the restrictions imposed by this Section shall terminate as to any share of Restricted Common Stock, as hereinabove provided, the holder thereof shall be entitled to receive from the Company, at the Company's expense, a new certificate representing such Common Stock not bearing the restrictive legend set forth in Section 9.1(a).


      10.   PREEMPTIVE PURCHASE RIGHTS

      If at any time the Company grants, issues or sells any shares of Common Stock or other securities or any options, warrants, or rights to purchase shares of Common Stock, warrants, securities or other property pro rata to the record holders of the Common Stock (the "SUBSCRIPTION RIGHTS"), then the Holder of this Warrant shall be entitled to acquire, upon the terms applicable to the Subscription Rights, the total number of Subscription Rights that the Holder would have acquired if the Holder had exercised this Warrant immediately before the record date for the grant, issuance or sale of the Subscription Rights, or if no record date is determined, the date as of which the record holders of Shares entitled to receive the Subscription Rights were determined.

      11.   SUPPLYING INFORMATION

      The Company shall cooperate with Holder in supplying such information as may be reasonably necessary for Holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of any Warrant or Restricted Common Stock.


      12.     LOSS OR MUTILATION

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

      13.    OFFICE OF THE COMPANY

      As long as any of the Warrants remain outstanding, the Company shall maintain an office or agency (which may be the principal executive offices of the Company) where the Warrants may be presented for exercise, registration of transfer, division or combination as provided in this Warrant.

      14.    LIMITATION OF LIABILITY

      No provision hereof, in the absence of affirmative action by Holder to purchase shares of Common Stock, and no enumeration herein of the rights or privileges of Holder hereof, shall give rise to any liability of Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.


      15.   RIGHTS OF CO-SALE

      (a) If at any time any stockholder of the Company who owns shares of Common Stock constituting 10% or more of the Company's ownership interests (computed on a fully diluted basis) (a "SIGNIFICANT SHAREHOLDER") proposes to sell or otherwise transfer any shares of Common Stock to any person (a "TRANSFER"), and the shares of Common Stock that are to be sold or otherwise transferred constitute 10% or more of the Company's total ownership (computed on a fully diluted basis), the Significant Shareholder proposing the Transfer shall, before the Transfer, deliver written notice of the Transfer (a "TRANSFER NOTICE") to the Holder. The Transfer Notice shall state that the Significant Shareholder proposes to Transfer Shares, specify the number of shares of Common Stock subject to the proposed Transfer, and state the terms (including purchase price) of the proposed Transfer.

      (b) The Significant Shareholder shall give the Holder the right to sell Warrant Stock, on a proportional basis, in the transaction described in the Transfer Notice on the same terms and conditions as the Significant Shareholder, and the Significant Shareholder shall take all steps necessary to include the shares of Warrant Stock in the Transfer. Within fifteen (15) days of delivery of the Transfer Notice, the Holder may give written notice (the "CO-SALE NOTICE") to the Significant Shareholder of its desire to sell, on a proportional basis, the Holder's Warrant Stock in the transaction described in the Transfer Notice.

      (c) If the Holder does not deliver a Co-Sale Notice in response to a properly delivered Transfer Notice within the 15-day period, the Significant Shareholder may proceed with the sale or other transfer, without any further notice to the Company or the Holder pursuant to this Section 15; PROVIDED, HOWEVER, that (i) the sale or other transfer is completed within ninety (90) days on the terms set forth in the Transfer Notice, and (ii) Holder shall continue to have the rights set forth in this Section 15 for all subsequent sales of shares of Common Stock.

      (d) The Holder shall not be required to have exercised this Warrant with respect to Warrant Stock as a condition of giving a Co-Sale Notice with respect to the Warrant Stock.

      (e) Notwithstanding anything to the contrary in this Section 15, the right of a co-sale (i) shall expire immediately upon a Qualified IPO, and (ii) shall not be applicable to a Transfer to an affiliate of the Company.

      16.   MISCELLANEOUS

      16.1  NONWAIVER AND EXPENSES

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

      16.2  NOTICE GENERALLY

      Except as may be otherwise provided herein, any notice or other communication or delivery required or permitted hereunder shall be in writing and shall be delivered personally or sent by certified mail, postage prepaid, or by a nationally recognized overnight courier service, and shall be deemed given when so delivered personally or by overnight courier service, or, if mailed, three days after the date of deposit in the United States mails, as follows:

            (a)   if to the Company, to:

                  Behavioral Health Online, Inc.
                  200 Lake Street, Suite 102
                  Peabody, MA 01960
                  Attention:  Bruce A. Shear
                  (978) 536-2777
                  (978) 536-2677(fax)

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
                  Attention:  Steven M Curwin, Esq.
                  (301) 664-9827 (Phone)
                  (301) 664-9860 (Fax)

                  with a copy to:
                  Heller Healthcare Finance, Inc.
                  2 Wisconsin Circle, 4th Floor
                  Chevy Chase, MD  20815
                  Attention:  Richard Dine
                  (301) 664-9877 (Phone)
                  (301) 664-9860 (fax)

                  The Company or the Holder may change the foregoing address by notice given pursuant to this Section.

      16.3  REMEDIES

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

      16.4  SUCCESSORS AND ASSIGNS

      Subject to the provisions of Sections 3.1 and 9, this Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and assigns of Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant and, with respect to Section 9 hereof, holders of Warrant Stock, and shall be enforceable by any such Holder or holder of Warrant Stock.

      16.5  AMENDMENT

      This Warrant and all other Warrants may be modified or amended or the provisions hereof waived with the written consent of the Company and Holder.

      16.6  SEVERABILITY

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

      16.7  HEADINGS

      The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.

      16.8  GOVERNING LAW

      This Warrant shall be governed by the laws of the Commonwealth of Massachusetts, without regard to the provisions thereof relating to conflicts of law.

      IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed and its corporate seal to be impressed hereon and attested by its Secretary or an Assistant Secretary.

Dated:  June 9, 2000


                                       BEHAVIORAL HEALTH ONLINE.COM, INC.



                                       By: /s/  Bruce A. Shear
                                       Name:    Bruce A. Shear
                                       Title:   Chief Executive Officer

Attest:




By:  /S/  PAULA C. WURTS
Name:     Paula C. Wurts
Title:    Assistant Clerk

                                                                      EXHIBIT A

                                SUBSCRIPTION FORM

                 [To be executed only upon exercise of Warrant]

      The undersigned registered owner of this Warrant irrevocably exercises this Warrant for the purchase of __________ shares of Common Stock of Behavioral Health Online.com, Inc. and herewith makes payment therefor, all at the price and on the terms and conditions specified in this Warrant and requests that certificates for the shares of Common Stock hereby purchased (and any securities or other property issuable upon such exercise) be issued in the name of and delivered to whose address is
and, if such shares of Common Stock shall not include all of the shares of Common Stock issuable as provided in this Warrant, that a new Warrant of like tenor and date for the balance of the shares of Common Stock issuable hereunder be delivered to the undersigned.




                                           -----------------------------------
                                                 (Name of Registered Owner)




                                            -----------------------------------
                                               (Signature of Registered Owner)




                                             ----------------------------------
                                                      (Street Address)




                                            -----------------------------------
                                             (City)     (State)      (Zip Code)


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

                                                                       EXHIBIT B

                                 ASSIGNMENT FORM


      FOR VALUE RECEIVED the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under this Warrant, with respect to the number of shares of Common Stock set forth below:

                                                     NO. OF SHARES OF
           NAME AND ADDRESS OF ASSIGNEE                COMMON STOCK
and does hereby irrevocably constitute and appoint


attorney-in-fact to register such transfer on the books of Behavioral Health Online.com, Inc. maintained for the purpose, with full power of substitution in the premises.

Dated:
        ______________________________________



                                       ______________________________________
                                           (Print Name)



                                       ______________________________________
                                           (Signature)



                                       ______________________________________
                                           (Print Name of Witness)



                                       ______________________________________
                                           (Witness's Signature)


                                       NOTICE: The signature on this assignment must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.