Form 10-Q
period 2000-12-31
PHC INC /MA/
filed 2001-02-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 |X| QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

 | | TRANSITION    REPORT   UNDER   SECTION  13  OR 15  (d)  OF  THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  ______________  TO


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
Yes  X       No

APPLICABLE ONLY TO CORPORATE ISSUERS
Number of shares outstanding of each class of common equity, as of February 13, 2001:

      Class A Common Stock    7,623,093
      Class B Common Stock      726,991


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check one):
   Yes______   No  X

                           PHC, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - December 31, 2000 and June 30, 2000.

          Condensed Consolidated Statements of Operations - Three months ended December 31, 2000 and December 31, 1999; Six months ended December 31, 2000 and December 31, 1999.

          Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 2000 and December 31, 1999.

          Notes to Condensed Consolidated Financial Statements - December 31, 2000.

Item 2.   Management's Discussion and Analysis of Plan of Operation



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
         ITEM 1 FINANCIAL STATEMENTS
         PHC, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31         JUNE 30
                                                       2000               2000
                                                    (UNAUDITED)
                                                   ____________________________
               ASSETS
Current assets:
  Cash & cash equivalents                           $   88,096      $   551,713
  Accounts receivable, net of allowance for bad
    debts of $2,687,187 at December 31, 2000,
    $2,850,470 at June 30, 2000                      5,637,329        6,286,490
  Prepaid expenses                                     166,750          120,481
  Other receivables and advances                       130,400          148,554
  Deferred income tax asset                            459,280          459,280
  Other receivables, related party                     423,802           77,500
                                                   ____________      __________
       Total current assets                          6,905,657        7,644,018
Accounts receivable, noncurrent                        712,000          642,000
Other receivables, noncurrent, related party, net
    of allowance for doubtful accounts of
    $1,125,054 at June 30, 2000                             --        3,239,456
Other receivable                                       127,102           95,214
Property and equipment, net                          1,379,878        1,327,630
Deferred income taxes                                  154,700          154,700
Deferred financing costs, net of amortization of
    $105,840 at December 31, 2000 and
    $87,555 at June 30, 2000                            28,268           46,554
Goodwill, net of accumulated amortization of
    $317,260 at December 31, 2000
    and $296,907 at June 30, 2000                    1,049,353        2,630,265
Other assets                                           119,092          107,972
                                                   ____________      __________
     Total assets                                  $10,476,050      $15,887,809
                                                  ============      ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $2,528,990      $ 1,717,362
  Notes payable--related parties                       200,000          200,000
  Current maturities of long-term debt               1,671,978        1,622,239
  Revolving credit note                              2,045,765        1,555,149
  Current portion of obligations under capital
    leases                                              25,870           45,482
  Accrued payroll, payroll taxes and benefits          351,076          416,111
  Accrued expenses and other liabilities             1,218,039        1,798,400
  Net liabilities of discontinued operations
    (Note F)                                         1,032,009        1,884,234
                                                   ____________      __________
     Total current liabilities                       9,073,727        9,238,977
                                                   ____________      __________
Long-term debt                                       2,401,508        2,508,715
Obligations under capital leases                        18,034           12,808
Convertible debentures                                 500,000          500,000
                                                   ____________      __________
  Total noncurrent liabilities                       2,919,542        3,021,523
                                                   ____________      __________
  Total liabilities                                 11,993,269       12,260,500
                                                   ____________      __________
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000
   shares authorized, 165,000 and 136,000
   shares issued and outstanding December 31,
   2000 and June 30,  2000, respectively                 1,650            1,360
 Class A common stock, $.01 par value;
   20,000,000 shares authorized,
   7,536,828 and 7,019,608 shares issued
   December 31, 2000 and June 30, 2000,
   respectively                                          75,368          70,196
 Class B common stock, $.01 par value; 2,000,000
  shares authorized,726,991 issued and outstanding
  December 31, 2000 and June 30, 2000, convertible
  into one share of Class A common stock                  7,270           7,270
 Additional paid-in capital                          18,696,485      17,895,162
 Treasury stock, 2,776 shares at cost                   (12,122)        (12,122)
 Notes receivable, common stock                         (90,000)             --
Accumulated deficit                                 (20,195,870)    (14,334,557)
                                                   ____________      __________
  Total stockholders' equity (deficit)               (1,517,219)      3,627,309
                                                   ____________     ___________
      Total liabilities and stockholders' equity
        (deficit)                                  $ 10,476,050     $15,887,809
                                                   =============    ===========

            See Notes to Condensed Consolidated Financial Statements.

                              PHC, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                    DECEMBER 31              DECEMBER 31
                                 2000            1999     2000           1999
                                 ____________________   ______________________
Revenues:
   Patient care, net            $5,041,306  $4,106,185   $9,753,238  $8,057,683
   Management fees                      --     227,831      345,111     493,235
   Pharmaceutical studies           60,430          --       94,908          --
   Website services                     81          --       15,081          --
   Contract support services       208,176     154,735      388,153     320,642
                                 _____________________   ______________________
       Total revenues            5,309,993   4,488,751   10,596,491   8,871,560
                                 _____________________   ______________________
Operating expenses:
   Patient care expenses         2,377,760   2,211,866    4,585,095   4,337,274
   Cost of contract support
     services                      201,131     105,860      363,132     217,766
   Provision for doubtful
      accounts                     797,997     630,036    1,624,907   1,068,388
   Website expenses                350,602     213,785      737,889     347,840
   Administrative expenses       1,822,062   1,848,759    3,447,128   3,477,268
   Practice management
      closing expenses (Note B)  4,855,966          --    4,855,966          --
                                 _____________________   ______________________
      Total operating expenses  10,405,518   5,010,306   15,614,117   9,448,536

Loss from operations            (5,095,525)   (521,555)  (5,017,626)   (576,976)
                                 _____________________   ______________________
Other income (expense)
    Interest income                  6,586     101,735       14,486     198,176
    Other income                     6,171      36,065       22,127     126,061
    Interest expense              (235,793)   (194,410)    (514,165)   (385,278)
                                 _____________________   ______________________
       Total other expenses       (223,036)    (56,610)    (477,552)    (61,041)
                                 _____________________   ______________________

Loss before provision for taxes (5,318,561)   (578,165)  (5,495,178)   (638,017)
Provision for income taxes          44,450          --       44,450         100
                                 _____________________   ______________________
Net loss                        (5,363,011)   (578,165)  (5,539,628)   (638,117)

Dividends                         (148,772)    (43,733)    (321,685)    (56,196)
                                 _____________________   ______________________

Loss applicable to common
  shareholders                 $(5,511,783)  $(621,898) $(5,861,313)  $(694,313)
                                 ======================  =======================
Basic and diluted (loss) per
  common share                 $     (0.67)  $   (0.09) $     (0.73)  $   (0.11)

Basic and diluted weighted
  average number of shares
  outstanding                    8,237,592   6,380,958    8,087,811   6,359,254

                 See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31
                                                      2000               1999
                                                    ___________________________
Cash flows from operating activities:
  Net loss                                         $(5,539,628)     $(638,117)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                        128,788        163,444
  Goodwill impairment                                1,545,609             --
  Write down of accounts receivable, professional
    corporation                                      3,071,310             --
  Compensatory stock options and stock and warrants
    issued for  Obligations                             11,186         67,797
  Changes in:
    Accounts receivable                                387,271        722,855
    Prepaid expenses and other current assets          (46,269)       (76,084)
    Other assets                                       (11,120)       (21,124)
    Accounts payable                                   811,628        (20,728)
    Accrued expenses and other liabilities            (645,396)      (121,184)
    Net liabilities of discontinued operations        (852,225)      (310,954)
                                                    ____________     _________
Net cash used in operating activities               (1,138,846)      (234,095)
                                                    ____________     _________

Cash flows from investing activities:
  Acquisition of property and equipment               (137,507)       (52,345)
  Web development                                       (8,226)            --
                                                    ____________     _________
Net cash used in investing activities                 (145,733)       (52,345)
Cash flows from financing activities:
  Revolving debt, net                                  490,616       (621,963)
  Proceeds (repayment) of debt, net                    (71,854)       558,044
  Deferred financing costs                              18,286          9,354
  Preferred stock dividends                            (65,185)        (4,809)
  Issuance of preferred stock at a discount            250,000             --
  Common stock issued in earnout                       297,500             --
  Costs related to issuance of capital stock            (8,401)       (10,322)
  Notes issued for stock purchase                      (90,000)            --
                                                    ____________     _________
Net cash provided by (used in) financing activities    820,962        (69,696)

NET DECREASE IN CASH                                  (463,617)      (356,136)
Beginning cash balance                                 551,713        381,170
                                                    ____________     _________
ENDING CASH BALANCE                                   $ 88,096       $ 25,034
                                                    ============     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                     $511,411       $400,278
         Income taxes                                   71,550         35,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Conversion of preferred stock to common stock      $50,000        $50,000
    Issuance of preferred stock in lieu of cash
      for dividends due                                     --        $18,000
   Issuance of common stock in lieu of cash for
      dividends due                                         --        $33,386
   Preferred stock discount                            $90,000             --
   Beneficial conversion feature of preferred stock   $166,500             --

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - THE COMPANY

PHC, Inc. and its wholly owned subsidiaries (the "Company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:
      (1) BEHAVIORAL HEALTH TREATMENT SERVICES, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);
      (2) BEHAVIORAL HEALTH ADMINISTRATIVE SERVICES, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. BSC-NY, Inc., a subsidiary of PHC, Inc., provided management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area (see below). Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research conducts studies of the effects of FDA approved psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and
      (3) BEHAVIORAL HEALTH ONLINE SERVICES, which includes behavioral health education, training and products for the behavioral health professional, through its website wellplace.com formerly known as behavioralhealthonline.com.

      In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center, in Braintree, Massachusetts was closed in a state receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net liabilities of this facility are shown as net liabilities of discontinued operations in the accompanying financial statements. The liquidation of the liabilities of Franvale may result in a non-cash financial statement gain. The recognition of any gain has been deferred until final resolution of all contingent liabilities.

NOTE B - PRACTICE MANAGEMENT CLOSING EXPENSES

      In December 2000 the Board decided to close its' BSC-NY, Inc. practice management operations due to recent deterioration of operating results. Revenues of BSC-NY, Inc were dependent on the success of the professional corporation, Rubenfaer Physician Services, P.C., for which it provided management services. Although the New York practice management operations reported operating income of approximately $131,000 for the fiscal year ended June 30, 2000, adverse business conditions resulted in a loss of approximately $399,000 for the six months ended December 31, 2000 before facility closing expenses of $4,855,966. These adverse operating conditions were caused by the decline in revenues produced by the professional corporation which is in the process of closing down its' business operations. The table below outlines practice management closing expenses.

      Goodwill impairment                                 $1,545,609
      Write down of the receivable
            due from the professional corporation          3,071,310
      Lease termination and other expenses                   239,047

NOTE C - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The accompanying financial statements should be read in conjunction with the June 30, 2000 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 29, 2000.

NOTE D - RECLASSIFICATIONS

      Certain amounts have been reclassified to conform with the December 31, 2000 presentation.

NOTE E - BUSINESS SEGMENT INFORMATION

      The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The administrative services segment for the quarter and six months ended December 31, 2000 include $4,855,966 of facility closing expenses for the New York operations as detailed above. The following summarizes the Company's segment data:


                                BEHAVIORAL HEALTH
                        TREATMENT  ADMINISTRATIVE     ONLINE
                        SERVICES     SERVICES        SERVICES   ELIMINATIONS   TOTAL
                       __________________________________________________________________
FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000
REVENUES - EXTERNAL
  CUSTOMERS            $5,041,306  $  268,606      $      81   $      --   $5,309,993
REVENUES -
  INTERSEGMENT                 --     478,698          8,697    (487,395)          --
NET INCOME (LOSS)         242,709  (5,389,273)      (216,447)         --   (5,363,011)

FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999
REVENUES - EXTERNAL
  CUSTOMERS            $4,106,185  $  382,566      $      --   $      --   $4,488,751
REVENUES -
  INTERSEGMENT                --      440,000             --    (440,000)          --
NET INCOME (LOSS)         (49,195)   (390,185)      (138,785)         --     (578,165)
FOR THE SIX MONTHS
  ENDED DECEMBER 31,
  2000
REVENUES - EXTERNAL
CUSTOMERS              $9,753,238  $  828,172      $  15,081   $      --   $10,596,491
REVENUES -
  INTERSEGMENT                 --     975,396         13,520    (988,916)           --
NET INCOME (LOSS)         974,481  (6,058,800)      (455,309)         --    (5,539,628)
TOTAL ASSETS            8,847,346  24,261,287         74,360 (22,706,943)   10,476,050

FOR THE SIX MONTHS
ENDED DECEMBER 31, 1999
REVENUES - EXTERNAL
  CUSTOMERS            $8,057,683  $  813,877      $      --   $      --   $ 8,871,560
REVENUES -
  INTERSEGMENT                --      878,000             --    (878,000)           --
NET INCOME (LOSS)          40,258    (480,535)      (197,840)         --      (638,117)
TOTAL ASSETS            8,945,322  24,971,658         16,040 (20,227,264)   13,705,756

NOTE F - NET LIABILITIES OF DISCONTINUED OPERATIONS

      Net Liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                           DECEMBER 31,       JUNE 30,
                                               2000             2000
                                           ______________________________
         Debt forgiveness and reserve for
            contingencies                  $2,641,537        $2,641,537
         Less legal and other expenses
           incurred to date                 1,609,528           757,303
                                          _____________      ____________
         Net liabilities of discontinued
                operations                 $1,032,009        $1,884,234
                                          =============      ============


The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           PHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net patient care revenue increased 22.8% to $5,041,306 for the three months ended December 31, 2000 from $4,106,185 for the three months ended December 31, 1999 and 21.0% to $9,753,238 for the six months ended December 31, 2000 from $8,057,683 for the six months ended December 31, 1999. This increase in revenue is due primarily to a 10.1% and 11.7% increase in patient days for the three months and six months ended December 31, 2000, respectively, over the same periods last year. Marketing efforts have continued to aid in increasing the census at all three in patient facilities.

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

     During the quarter ended December 31, 2000 the company decided to close the New York practice management operations due to recent deterioration of operating results. Although the operations recorded income from operations of approximately $131,000 for the fiscal year ended June 30, 2000, adverse business conditions, caused, in part, by the decline in revenues produced by the professional corporation, resulted in a loss of approximately $399,000 for the six months ended December 31, 2000 before practice management closing expenses of $4,855,966 which consists of goodwill impairment of $1,545,609, write down of the receivable due from the professional corporation of $3,071,310 and lease termination and other expenses of $239,047. The practice management impaired goodwill and a substantial portion of the accounts receivable relate to the purchase of the operations which was partially paid through the issuance of PHC class A common stock.

      Income before interest, taxes, depreciation, amortization, dividends, Behavioral Health Online and the New York operations was $145,545 for the three months ended December 31, 2000 and $766,254 for the six months ended December 31, 2000 compared to a loss of $181,789 and $171,639 for the same periods last year.

      Contract support services revenue provided by PDSS increased 34.5% to $208,176 for the three months ended December 31, 2000 from $154,735 for the three months ended December 31, 1999 and 21.1% to $388,153 for the six months ended December 31, 2000 from $320,642 for the same period last year. The cost of providing these services increased 90.0% to $201,131 for the three months ended December 31, 2000 from $105,860 for the three months ended December 31, 1999 and 66.7% to $363,132 for the six months ended December 31, 2000 from $217,766 for the same period last year. These changes in revenue and expenses are due primarily to the addition of a new contract, which is being serviced jointly by PDSS and Behavioral Health Online, and carries with it high startup costs and an increase in services provided under existing contracts.

      The company also booked a small amount of revenue for website products and services and is now providing an additional revenue producing service by developing and hosting private label websites for individual therapists. The company also booked pharmaceutical study revenue of $60,730 for the three months ended December 31, 2000.

      Administrative expenses remained relatively constant decreasing approximately 1.4% for the quarter ended December 31, 2000 and increasing less than one percent for the six months ended December 31, 2000 compared to the same periods last year. The largest increases were in contract expenses related to PDSS and our capitated rate contracts in Nevada and an 11.9% increase in utilities. The largest decrease was in maintenance costs related to major repairs made at our Virginia facility in 1999.

      Website expenses include all costs relevant to the development and the operations of the Wellplace.com website. Website expenses increased 63.0% to $350,602 for the period ended December 31, 2000 from $213,785 for the three months ended December 31, 1999 and 112.1% to $737,889 for the six months ended December 31, 2000 from $347,840 for the same period last year. The company has taken steps to reduce expenses for the internet company, largely through reduced staffing, while pursuing equity financing. The revenue of the website will include only commissions on the sale of products and services. A corresponding liability will be recorded at the time of the sale for the cost of the product or service due to the provider. This is necessary since the full amount of the sale will be charged to the end user and processed by Wellplace.com. Wellplace staff members will do the development of private label websites therefore; all of the proceeds for this service will be recorded as revenue.

      Patient care expenses also increased by 7.5% to $2,377,760 for the three months ended December 31, 2000 from $2,211,866 for the three months ended December 31, 1999 and 5.7% to $4,585,095 for the six months ended December 31, 2000 from $4,337,274 for the six months ended December 31, 1999. These increases in expenses are due primarily to the increase in patient days of approximately 10% as noted above with the primary increases in expenses directly related to patient census such as payroll, food, laundry, patient transportation and pharmacy.

      Bad debt expense increased 26.7% to $797,997 for the three months ended December 31, 2000 from $630,036 for the three months ended December 31, 1999 and 52.1% to $1,624,907 for the six months ended December 31, 2000 from $1,068,388 for the same period last year. This increase is due primarily to increased patient care revenues and the company's continued assessment of collection exposures.

      Interest expense increased 21.3% to $235,793 for the three months ended December 31, 2000 from $194,410 for the three months ended December 31, 1999 and 52.1% to $514,165 for the six months ended December 31, 2000 from $385,278 for the same period last year. This increase is due to increased utilization of the accounts receivable revolving credit and additional interest paid to secure a $330,000 Overline in December. Cash collections for the quarter ending in December are typically lower than normal resulting in higher utilization of credit lines.

      Preferred stock dividends increased to $148,772 for the quarter ended December 31, 2000 from $43,733 for the quarter ended December 31, 1999. The increase in dividends is due primarily to the recording of the additional beneficial conversion feature of the series C preferred stock of $115,500 per agreement, which is recorded as additional dividends. This preferred stock also carries a dividend rate of 8% per year, which accounts for the additional dividends recorded during the three months ended December 31, 2000.

      We continue to closely monitor accounts receivable collections and are maintaining significant reserves for bad debts. The bad debt reserve was approximately 29% of the accounts receivable balance which decreased 8.3% to $6,349,329 at December 31, 2000 from $6,928,490 at June 30, 2000. The reserve for bad debt is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debt due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $712,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

      During the three months ended December 31, 2000 costs of $752,923 were incurred related to discontinued operations. These costs represent the $660,000 settlement of the Commonwealth of Massachusetts case against PHC, Inc. and it's subsidiary Quality Care Centers of Massachusetts, Inc. in December and additional legal fees paid and accrued as a result of the ongoing Quality Care Centers of Massachusetts litigation and investigation as previously reported. When the bankruptcy proceedings of that subsidiary have been finalized any remaining net liabilities of the bankrupt subsidiary will result in increased equity in that amount.

LIQUIDITY AND CAPITAL RESOURCES

      A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the six months ended December 31, 2000 by 8.3%, approximately $579,000. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

      During the quarter ended December 31, 2000 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

      In November 2000 the Company issued 18,900 shares of class A common stock as performance bonuses to the chief executive officers of high performing faciliies.

      Also in November the Company issued 20,550 shares of class A common stock as a bonus to all employees.

     In December 2000 the Company signed an Overline Agreement with Heller Healthcare Finance, Inc., in the amount of $330,000 calling for eight monthly installments of $12,500 beginning January 5, 2001 and eight additional installments of $28,750 beginning March 2, 2001. The agreement allows for the advance of funds greater than indicated by the borrowing base agreement while remaining below the total amount available as stipulated in the original receivables financing agreement. The agreement required payment of an Overline fee of $30,000 due at signing and interest of 2.5% over prime on the outstanding balance due monthly. The agreement also called for the issuance of a warrant to purchase 1% of the equity in the company's internet subsidiary, which warrant was issued on February 5, 2001.

     We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Although our treatment facilities are operating at a profit, expenses incurred by our non-revenue producing start-up company, Behavioral Health Online, Inc., and losses incurred by the New York practice management company cause negative cash flow from operations and create the need for additional financing. We are currently aggressively pursuing financing for our website operations. In the interim we have reduced expenses effective February 1, 2001 through staff reductions. We are also in the process of closing the unprofitable New York operations. If financing for our website operations does not become available in the near future or should our existing operations result in unanticipated losses, we may be required to borrow funds on less favorable terms than have been available in the past.

PART II           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims were asserted against the Company.

            On or about September 14, 1998, the Company and its wholly owned subsidiary, Franvale, were each served with document subpoenas in connection with an on going investigation of Franvale being conducted by the Commonwealth of Massachusetts. In December 2000 the company finalized a settlement agreement with the Commonwealth in this case, which calls for payment of $660,000 in three installments between December 31, 2000 and June 30, 2001.

ITEM 6      EXHIBITS

(a) Exhibit List

Exhibit No. Description

   10.80 The Overline Letter agreement with a maximum aggregate principal amount of $330,000 made pursuant to the Loan and Security Agreement by and among Heller Healthcare Finance, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling, Inc.

    99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant


Date: February 14, 2001                   /s/ Bruce A. Shear
                                          ___________________
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer



Date: February 14, 2001                   /s/ Paula C. Wurts
                                          ___________________
                                              Paula C. Wurts
                                              Controller
                                              Treasurer

Exhibit 10.80



December 18, 2000


Heller Healthcare Finance, Inc.
Two Wisconsin Circle, Fourth Floor
Chevy Chase, Maryland 20815
Attention: David Moore, Senior Vice President

     RE: LOAN AND SECURITY AGREEMENT BY AND AMONG HELLER HEALTHCARE FINANCE, INC., F/K/A HCFP FUNDING, INC. AND PHC OF MICHIGAN, INC., ET AL

Dear Mr. Moore:

      Reference is made to that certain Loan and Security Agreement dated as of February 20, 1998 by and among PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. (collectively, "BORROWER") and Heller HCFP Funding, Inc., as amended by that certain Amendment No. 1 to Loan and Security Agreement dated as of February 17, 2000 by and among Borrower and Heller Healthcare Finance, f/k/a/ HCFP Funding, Inc. ("LENDER") (as amended thereby and as it may be further amended, modified, supplemented or restated from time to time, the "LOAN AGREEMENT"). All capitalized terms used but not defined in this letter agreement (this "LETTER AGREEMENT") shall have the respective meanings given them in the Loan Agreement.

      Borrower has asked Lender to make one or more additional Revolving Credit Loans in the form of an overline facility (i.e., one or more advances that exceed the Borrowing Base, the aggregate of amount of which advance(s) shall be hereinafter referred to as the "OVERLINE LOAN"). Lender has agreed to provide such additional credit to Borrower, subject to the terms and conditions set forth herein. Accordingly, Borrower and Lender hereby agree as follows:

      1. The maximum aggregate principal amount of the Overline Loan shall be Three Hundred Thirty Thousand and No/100 Dollars ($330,000.00); PROVIDED that Lender shall not be obligated to make the Overline Loan to Borrower unless and until this Letter Agreement has been executed by both parties and all other terms and conditions set forth in this Letter Agreement have been satisfied in full in Lender's sole discretion.

      2. Except as expressly modified by the terms of this Letter Agreement, the Overline Loan shall be regarded as a Revolving Credit Loan under the Loan Agreement, and all principal, interest, fees and other costs and expenses relating to the Overline Loan (the "OVERLINE OBLIGATIONS") shall be deemed to be, and shall be treated for all purposes as, Obligations evidenced by the Note and secured by the Loan Agreement and the other Loan Documents. For purposes of illustrating, and not in limitation of, the foregoing, Borrower acknowledges and agrees that the Overline Obligations shall be secured by all of the collateral pledged by Borrower pursuant to (a) the Loan Agreement and the other Loan Documents, and (b) the other agreements by and among Lender and Borrower and/or any entity comprising Borrower, each as described in that certain Amended and Restated Cross-Collateralization and Cross-Default Agreement dated as of May 26, 2000 by and among Lender and Borrower (the "CROSS-COLLATERALIZATION AND CROSS-DEFAULT AGREEMENT"), pursuant to which the Loan Agreement and all other agreements then existing by and among Lender and Borrower were cross-collateralized and cross-defaulted.

      3. The Overline Loan shall bear interest at a rate equal to two and one-quarter percent (2.25%) above the Prime Rate of Interest (for purposes hereof, "PRIME RATE OF INTEREST" means that rate of interest designated as such by Shawmut Bank, N.A., or any successor thereto, as the same may fluctuate from time to time). Borrower promises to repay the Overline Loan by making:

            (a) eight (8) equal  installment  payments of Twelve  Thousand  Five
      Hundred and No/100 Dollars ($12,500.00) each to Lender, such payments to begin on January 5, 2001 (the "FIRST INSTALLMENT SERIES COMMENCEMENT Date") and continue on a weekly basis thereafter through and including the date that is seven (7) weeks after the First Installment Series Commencement Date, such date being February 23, 2001; and

            (b) eight (8) equal installment payments of Twenty-Eight Thousand Seven Hundred Fifty and No/100 Dollars ($28,750.00) each to Lender, such payments to begin on March 2, 2001 (the "SECOND INSTALLMENT SERIES COMMENCEMENT DATE") and continue on a weekly basis thereafter through and including the date that is seven (7) weeks after the Second Installment Series Commencement Date, such date being April 20, 2001 (the "MATURITY DATE").

In addition, on the Maturity Date, Borrower shall pay to Lender any unpaid principal amount of the Overline Loan not previously paid to Lender, and any unpaid interest, fees and charges relating to the Overline Loan.

4. Borrower shall pay to Lender an overline fee of Thirty Thousand and No/100 Dollars ($30,000.00) (the "OVERLINE FEE"). The Overline Fee shall be due and payable on the date of execution of this Letter Agreement by both parties. The Original Loan shall be inclusive of, and shall not be deemed to be increased by, the Overline Fee. In addition, Lender shall receive, within five (5) days of the date of execution hereof by the parties, a warrant to purchase a one percent (1%) equity interest in Behavioral Health Online, Inc., a Massachusetts corporation (the "WARRANT"), which Warrant shall be in substantially the form of the warrant previously issued to Lender as consideration for Lender agreeing to make that certain term loan available to Borrower as described in that certain Secured Term Note dated May 26, 2000 previously delivered by PHC of Michigan, Inc. to Borrower.

      5. The failure of Borrower to (a) make any payment as or when required under this Letter Agreement or (b) abide or fulfill by any covenant set forth in this Letter Agreement shall constitute an Event of Default under the Loan Agreement without further notice or action by Lender. On the occurrence of such an Event of Default, Lender shall be entitled to exercise any rights and remedies available to it under the Loan Agreement or the other Loan Documents, or as provided in the Cross-Collateralization and Cross-Default Agreement.

      6. The Maximum Loan Amount under the Loan Agreement shall be inclusive of, and shall not be deemed to be increased by, the Overline Loan.

      7. Except as specifically modified by this Letter Agreement, the Loan Agreement and the other Loan Documents shall remain in full force and effect, and are hereby ratified and confirmed.

      8. The execution, delivery and effectiveness of this Letter Agreement shall not, except as expressly provided in this Letter Agreement, operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments and agreements executed or delivered in connection with the Loan Agreement and furthermore, Lender does not waive any acts or omissions of Borrower, known or unknown to Lender, which, with notice or the passage of time or both, could be asserted as an Event of Default. Accordingly, except as expressly stated herein, Lender hereby reserves all of its rights and remedies under the Loan Agreement and the Loan Documents. By executing this Letter Agreement, Borrower hereby releases Lender and its affiliates, officers, employees, directors and agents from any and all claims or causes of action, known or unknown, at law or in equity, which it has or may have based in whole or in part upon acts or omissions of Lender and any of its officers, employees, directors, agents or attorneys on or prior to the date of this Letter Agreement.

      9. This Letter Agreement shall be governed by and construed in accordance with the laws of the State of Maryland without regard to the otherwise applicable conflicts of law provisions thereof.

      10. This Letter Agreement may be executed in any number of counterparts, including by facsimile signature, each of which shall be deemed an original, but all of which together shall constitute but one instrument.

      If these conditions are acceptable to Lender, please so signify by signing below where indicated.

                                        Very truly yours,

WITNESS:                                PHC, INC.
                                        a Massachusetts corporation
/s/  PAULA C. WURTS
     Name:

/s/  JANET L. ESTERKES                  By:   /s/  BRUCE A. SHEAR
     Name:                                         President


                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

WITNESS:                                PHC OF MICHIGAN, INC.
                                       a Massachusetts corporation
/s/  PAULA C. WURTS
     Name:

/s/  JANET L. ESTERKES                  By:   /s/  BRUCE A. SHEAR
     Name:                                         President


WITNESS:                                PHC OF UTAH, INC.
                                        a Massachusetts corporation
                                       a Massachusetts corporation
/s/  PAULA C. WURTS
     Name:

/s/  JANET L. ESTERKES                  By:   /s/  BRUCE A. SHEAR
     Name:                                         President



WITNESS:                                PHC OF VIRGINIA, INC.
                                        a Massachusetts corporation

                                       a Massachusetts corporation
/s/  PAULA C. WURTS
     Name:

/s/  JANET L. ESTERKES                  By:   /s/  BRUCE A. SHEAR
     Name:                                         President


WITNESS:                                PHC OF RHODE ISLAND, INC.
                                        a Massachusetts corporation

                                       a Massachusetts corporation
/s/  PAULA C. WURTS
     Name:

/s/  JANET L. ESTERKES                  By:   /s/  BRUCE A. SHEAR
     Name:                                         President



                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

WITNESS:                                PIONEER COUNSELING OF VIRGINIA, INC.
                                        a Massachusetts corporation

                                       a Massachusetts corporation
/s/  PAULA C. WURTS
     Name:

/s/  JANET L. ESTERKES                  By:   /s/  BRUCE A. SHEAR
     Name:                                         President


                                     LENDER:

                                    HELLER HEALTHCARE FINANCE, INC.
                                    a Delaware corporation
                                    f/k/a HCFP Funding, Inc. and as assignee of
WITNESS:                            HCFP Funding II, Inc.

--------------------------
Name:

__________________________          By: ______________________________
Name:                                    Name:
                                         Title:





THE FOREGOING IS ACKNOWLEDGED AND AGREED TO AS OF THE ___ DAY OF DECEMBER, 2000:

HELLER HEALTHCARE FINANCE, INC.,
a Delaware corporation


By: _____________________________
      David G. Moore
      Senior Vice President