Form 10-Q
period 2001-03-31
PHC INC /MA/
filed 2001-05-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________



 Commission file number  0-22916
                        _________


                                    PHC, INC.
        (Exact name of small business issuer as specified in its charter)

           Massachusetts                                       04-2601571
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

200 Lake Street, Suite 102, Peabody MA                           01960
(Address of principal executive offices)                       (Zip Code)


                                  978-536-2777
                           (Issuer's telephone number)

-------------------------------------------------------------------------------

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No___

Number of shares outstanding of each class of common equity, as of April 30, 2000:

      Class A Common Stock    8,508,308
      Class B Common Stock      726,991

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______ No    X

                                    PHC, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - March 31, 2001 and June 30, 2000.

            Condensed Consolidated Statements of Operations - Three months ended March 31, 2001 and March 31, 2000; Nine months ended March 31, 2001 and March 31, 2000.

            Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2001 and March 31, 2000.

            Notes to  Condensed  Consolidated  Financial  Statements - March 31,
            2001.

Item 2.     Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements                 PHC, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   March, 31          June, 30
                                                      2001              2000
                                      _________________________________________
               ASSETS                            (Unaudited)
Current assets:
  Cash & cash equivalents                         $    75,319       $ 551,713
Accounts receivable, net of allowance for bad
  debts of  $2,879,859 at March 31, 2001,           5,790,487       6,286,490
  $2,850,470 at June 30, 2000
   Prepaid expenses                                   112,393         120,481
   Other receivables and advances                     229,654         148,554
   Deferred income tax asset                          459,280         459,280
   Other receivables, related party RPS               329,289              --
   Other receivables, related party                    78,256          77,500
                                                  ____________    ____________
       Total current assets                         7,074,678       7,644,018
Accounts receivable, noncurrent                       736,000         642,000
Other receivables, noncurrent, related party, net
  of allowance for doubtful accounts of                    --       3,239,456
  $1,125,054 at June 30, 2000 (Note B)
Other receivables                                     132,537          95,214
Property and equipment, net                         1,361,767       1,327,630
Deferred income taxes                                 154,700         154,700
Deferred financing costs, net of amortization of
  $112,108 at March 31, 2001 and $87,555  at June      22,000          46,554
  30, 2000
Goodwill, net of accumulated amortization of
  $251,667 at March 31, 2001 and $296,907 at June   1,093,170       2,630,265
  30, 2000 (Note B)
Other assets                                          127,284         107,972
                                                  _____________   _____________
     Total assets                                 $10,702,136     $15,887,809
                                                  =============   =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $2,617,879     $ 1,717,362

  Notes payable--related parties                      200,000         200,000
  Current maturities of long-term debt                989,174       1,622,239
  Revolving credit note                             1,860,767       1,555,149
  Deferred Revenue                                     19,504              --
  Current portion of obligations under capital         18,946          45,482
leases
  Accrued payroll, payroll taxes and benefits         413,149         416,111
  Accrued expenses and other liabilities            1,270,010       1,798,400
  Net liabilities of discontinued operations
   (Note F)                                           965,213       1,884,234
                                                  _____________   _____________
     Total current liabilities                      8,354,642       9,238,977
                                                  _____________   _____________
Long-term debt                                      2,893,476       2,508,715
Obligations under capital leases                       15,349          12,808
Convertible debentures                                500,000         500,000
                                                  _____________   _____________
  Total noncurrent liabilities                      3,408,825       3,021,523
                                                  _____________   _____________
  Total liabilities                                11,763,467      12,260,500
                                                  _____________   _____________
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 1,000,000
    shares authorized, 155,700 and 136,000 issued
    and outstanding March 31, 2001 and June 30,
    2000, respectively                                  1,557           1,360
  Class A common stock, $.01 par value;
    20,000,000 shares authorized, 8,370,209 and
    7,019,608 shares issued March 31, 2001 and         83,702          70,196
    June 30, 2000, respectively
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 726,991 issued
    and outstanding March 31, 2001 and June 30,
    2000, convertible into one share of Class A
    common stock                                        7,270           7,270
   Additional paid-in capital                      18,676,954      17,895,162
   Treasury stock, 14,526 and 2,776 shares at         (22,122)        (12,122)
   cost at March 31, 2001 and June 30, 2000
    Notes receivable, common stock                    (80,000)             --
   Accumulated deficit                            (19,728,692)    (14,334,557)
                                                  _____________   _____________
   Total stockholders' equity (deficit)            (1,061,331)      3,627,309
                                                  _____________   _____________
       Total liabilities and stockholders'
        equity (deficit)                          $10,702,136      15,887,809
                                                  =============    ============

            See Notes to Condensed Consolidated Financial Statements.

                            PHC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended         Nine Months Ended
                                     March 31                  March 31
                                ______________________________________________
                                  2001        2000        2001          2000
Revenues:
     Patient Care, net        $5,763,309  $5,541,406   $15,516,547  $13,599,089
   Management Fees                    --     290,192       345,111      783,427
   Pharmaceutical Study          115,196          --       210,104           --
   Website services                1,405          --        16,486           --
   Contract Support Services     334,945     148,434       723,098      469,076
                              __________  ___________  ___________   __________
        Total revenue          6,214,855   5,980,032    16,811,346   14,851,592
                              __________  ___________  ___________   __________
Operating expenses:
   Patient care expenses       2,555,605   2,485,483     7,140,700    6,822,757
   Cost of management contracts  288,470     147,133       651,602      364,899
   Provision for doubtful
     accounts                    289,687     532,248     1,914,594    1,522,691
   Website expenses              365,946     200,817     1,103,835      548,657
   Administrative expenses     1,980,646   1,895,836     5,427,774    5,373,104
   Practice management
     closing expenses
     (Note B)                         --          --     4,855,966           --
                              __________  ___________  ___________   __________
       Total operating
         expenses              5,480,354   5,261,517    21,094,471   14,632,108
                              __________  ___________  ___________   __________
Income (loss) from
  operations                     734,501     718,515    (4,283,125)     219,484
                              __________  ___________  ___________   __________
Interest income                    8,288     111,604        22,774      309,780
Other income                      24,663       7,481        46,790       55,597
Interest expense                (268,661)   (215,793)     (782,826)    (601,071)
                              __________  ___________  ___________   __________
    Total other expenses        (235,710)    (96,708)     (713,262)    (235,694)
Income (loss) before
  Provision for Taxes            498,791     621,807    (4,996,387)     (16,210)
Provision for Income Taxes            --      53,189        44,450       53,289
                              __________  ___________  ___________   __________
Net income (loss)             $  498,791  $  568,618   $(5,040,837)  $  (69,499)
                              =========== ===========  ===========   ==========

BASIC AND DILUTED EARNINGS PER SHARE

Net income (loss)             $  498,791  $  568,618   $(5,040,837)  $  (69,499)

Dividends                        (31,613)   (533,318)     (180,385)    (589,514)
                              __________  ___________  ___________   __________
Income (loss) applicable
  to common shareholders      $  467,178  $   35,300   $(5,221,222)  $ (659,013)
                              __________  ___________  ___________   __________
Basic income (loss) per
  common share                $     0.05  $     0.00   $     (0.63)  $    (0.10)

Basic weighted average
  number of shares
  outstanding                  8,655,613   7,225,013     8,264,481    6,645,742

Diluted income (loss) per
  common share                  $   0.05    $   0.00   $     (0.63)  $    (0.10)

Diluted weighted average
  number of  shares
  outstanding                  9,743,334   7,651,468     8,264,481    6,645,742

            See Notes to Condensed Consolidated Financial Statements

PHC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Nine Months Ended
                                                             March 31
                                                       2001             2000
                                                  _____________________________
Cash flows from operating activities:
  Net loss                                        $ (5,040,837)     $  (69,499)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                        187,942         249,474
  Goodwill impairment                                1,545,609              --
  Write down of accounts receivable,                 3,071,310              --
   professional corporation
  Compensatory stock options, stock and
   warrants issued for obligations                      22,630         104,490
  Changes in:
    Accounts receivable                                121,681        (580,750)
    Prepaid expenses                                     8,088         (60,419)
    Other assets                                       (19,312)        (22,511)
    Accounts payable                                   900,517        (148,397)
    Accrued expenses and other liabilities            (511,848)        151,648
     Net liabilities of discontinued operations       (919,021)       (327,335)
                                                  _____________    ____________
Net cash used in operating activities                 (633,241)       (703,299)

Cash flows from investing activities:
   Acquisition of property and equipment              (154,796)        (64,231)
   Web development                                     (70,226)             --
   Disposition of property, equipment and
    intangibles                                          3,689              --
                                                  _____________    ____________
Net cash used in investing activities                 (221,333)        (64,231)

Cash flows from financing activities:
  Revolving debt, net                                  305,618         244,811
  Proceeds (repayment) of debt, net                   (272,299)        318,248
  Deferred financing costs                              24,554          (5,288)
  Preferred stock dividends                            (93,292)         (4,809)
  Issuance of preferred stock at a discount            250,000              --
  Common stock issued in earnout                       297,500              --
  Issuance of common stock                                  --           6,250
  Cost related to issuance of capital stock            (43,901)             --
  Notes issued for stock purchase                      (90,000)             --
                                                  _____________    ____________
Net cash provided by financing activities               378,180        559,212
                                                  _____________    ____________
NET DECREASE IN CASH AND CASH EQUIVALENTS              (476,394)      (208,318)
Beginning cash                                          551,713        381,170
                                                  _____________    ____________
ENDING CASH                                       $      75,319    $   172,852
                                                  =============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                 $    780,072     $   616,071
         Income taxes                                   94,780          88,689
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
       Conversion of preferred stock to
         common stock                             $    143,000     $   756,346
       Issuance of preferred stock in
         lieu of cash dividends                              0          33,386
   Issuance of common stock in lieu of
         cash dividends                                  3,506         551,319

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001

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

     (2) Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. BSC-NY, Inc., a subsidiary of PHC, Inc., which is now closed, provided management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area (see below). Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research conducts studies of the effects of FDA approved psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

     (3) Behavioral health online services, which includes behavioral health education, training and products for the behavioral health professional, through its website wellplace.com formerly known as behavioralhealthonline.com.

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

      Goodwill impairment                              $1,545,609
      Write down of the receivable
            due from the professional corporation       3,071,310
      Lease termination and other expenses                239,047
                                                      _____________
                                                       $4,855,966
                                                      =============

Note C - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The accompanying financial statements should be read in conjunction with the June 30, 2000 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 29, 2000.

Note D - Reclassifications

     Certain amounts have been reclassified to conform with the March 31, 2001 presentation.

Note E - Business Segment Information

     The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The administrative services segment for the nine months ended March 31, 2001 include $4,855,966 of facility closing expenses for the New York operations as detailed above. The following summarizes the Company's segment data:

                                BEHAVIORAL HEALTH
                       TREATMENT  ADMINISTRATIVE  ONLINE
                       SERVICES      SERVICES    SERVICE  ELIMINATIONS    TOTAL
                      _________________________________________________________
For the three
  months ended
  March 31, 2001

Revenues - external
  customers         $5,763,309   $  450,141  $   1,405   $      --   $6,214,855
Revenues -
  intersegment             --       478,698     17,928    (496,626)          --
Net income (loss)    1,173,941     (440,241)  (234,909)         --      498,791

For the three
  months ended
  March 31, 2000

Revenues - external
  customers         $5,541,406   $  438,626  $      --   $      --   $5,980,032
Revenues -
  intersegment              --      464,000         --    (464,000)          --
Net income (loss)    1,253,849     (559,414)  (125,817)         --      568,618

For the nine
  months ended
  March 31, 2001

Revenues -
  external
  customers        $15,516,547   $1,278,313   $ 16,486   $      --  $16,811,346
Revenues -
  intersegment              --    1,454,094     31,448  (1,485,542)          --
Net income (loss)    2,148,422   (6,499,041)  (690,218)         --   (5,040,837)

Total Assets         8,932,971   24,440,166    130,505 (22,801,506)  10,702,136

For the nine
  months ended
  March 31, 2000

Revenues -
  external
  customers        $13,599,089   $1,252,503   $     --   $      --  $14,851,592
Revenues -
  intersegment              --    1,342,000         --  (1,342,000)          --
Net income (loss)    1,294,107   (1,039,949)  (323,657)         --      (69,499)
Total Assets         9,988,294   25,366,980     18,931 (19,761,349)  15,612,856


Note F - Net Liabilities of Discontinued Operations

     Net liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                           March 31,            June 30,
                                             2001                 2000
                                          __________________________________
         Debt forgiveness and
            reserve for contingencies     $ 2,641,537         $ 2,641,537
         Less legal and other
            expenses incurred to date       1,676,324             757,303
                                          ____________         _____________
         Net liabilities of discontinued
            operations                        965,213           1,884,234
                                          ============        ============


The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations.

Item 2.     Management's Discussion and Analysis or Plan of Operation

                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

     Net patient care revenue increased 4.0% to $5,763,309 for the three months ended March 31, 2001 from $5,541,406 for the three months ended March 31, 2000 and 14.1% to $15,516,547 for the nine months ended March 31, 2001 from $13,599,089 for the nine months ended March 31, 2000. This increase in revenue is due primarily to an increase in rates, a more favorable payor mix and an increase in patient days for the nine months ended March 31, 2001, over the same period last year. Marketing efforts have continued to aid in maintaining a high patient census at all three in patient facilities.

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

     During the quarter ended December 31, 2000 the company decided to close the New York practice management operations due to recent deterioration of operating results. The nine months ended March 31, 2001 includes practice management closing expenses of $4,855,966 which consists of goodwill impairment of $1,545,609, write down of the receivable due from the professional corporation of $3,071,310 and lease termination and other expenses of $239,047. The practice management impaired goodwill and a substantial portion of the accounts receivable relate to the purchase of the operations which was partially paid through the issuance of PHC class A common stock.

     Income before interest, taxes, depreciation, amortization, dividends, Behavioral Health Online and the New York operations was $1,077,139 for the three months ended March 31, 2001 and $1,908,350 for the nine months ended March 31, 2001 compared to $1,018,718 and $847,179 for the same periods last year.

     Contract support services revenue provided by PDSS increased 125.7% to $334,945 for the three months ended March 31, 2001 from $148,434 for the three months ended March 31, 2000 and 54.2% to $723,098 for the nine months ended March 31, 2001 from $469,076 for the same period last year. The cost of providing these services increased 96.1% to $288,470 for the three months ended March 31, 2001 from $147,133 for the three months ended March 31, 2000 and 78.6% to $651,602 for the nine months ended March 31, 2001 from $364,899 for the same period last year. These changes in revenue and expenses are due primarily to the addition of a new contract, which is being serviced jointly by PDSS and Behavioral Health Online, and carries with it high startup costs and an increase in services provided under existing contracts.

     The company also booked a small amount of revenue for website products and services and is now providing an additional revenue producing service by developing and hosting private label websites for individual therapists. The company's failure to secure funding for further web development has forced the company to change direction of this subsidiary to primarily provide support to the other Pioneer subsidiaries and continue to produce revenues through the private label websites.

     The company also booked pharmaceutical study revenue of $115,196 for the three months ended March 31, 2001 and $210,104 for the nine months ended March 31, 2001 in its newest, fastest growing subsidiary, PPR, Inc., which does business as Pioneer Pharmaceutical Research.

     Administrative expenses remained relatively constant increasing approximately 4.5% for the quarter ended March 31, 2001 and increasing slightly over one percent for the nine months ended March 31, 2001 compared to the same periods last year. The largest increase was in contract expenses related to PDSS of 96.6% for the three months ended March 31, 2001 and 78.6% for the nine months ended March 31, 2001. We also experienced increased expenses for our capitated rate contract services in Nevada.

     Website expenses include all costs relevant to the development and the operations of the Wellplace.com website. Website expenses increased 82.3% to $365,946 for the period ended March 31, 2001 from $200,817 for the three months ended March 31, 2000 and 101.2% to $1,103,835 for the nine months ended March 31, 2001 from $548,657 for the same period last year. The company has taken steps to reduce expenses for the internet company, largely through reduced staffing and consolidating office space with the corporate office.

     Patient care expenses increased by 2.8% to $2,555,605 for the three months ended March 31, 2001 from $2,485,483 for the three months ended March 31, 2000 and 4.7% to $7,140,700 for the nine months ended March 31, 2001 from $6,822,757 for the nine months ended March 31, 2000. These increases in expenses are due primarily to the increase in patient days as noted above with the primary increases in expenses directly related to patient census such as payroll, food, laundry, patient transportation and pharmacy.

     Bad debt expense decreased 45.6% to $289,687 for the three months ended March 31, 2001 from $532,248 for the three months ended March 31, 2000. This decrease is due to a larger percentage of accounts receivable in aging categories less than 150 days from the date of service, which carries with it a lower reserve requirement. Bad debt expense did increase 25.7% to $1,914,594 for the nine months ended March 31, 2001 from $1,522,691 for the same period last year. This increase is due primarily to increased patient care revenues and the company's continued assessment of collection exposures.

     Interest expense increased 24.5% to $268,661 for the three months ended March 31, 2001 from $215,793 for the three months ended March 31, 2000 and 30.2% to $782,826 for the nine months ended March 31, 2001 from $601,071 for the same period last year. This increase is due to increased utilization of the accounts receivable revolving credit and additional interest paid to secure and maintain a $330,000 overline in December, which was paid in full in April 2001. .

     Preferred stock dividends decreased to $31,613 for the quarter ended March 31, 2001 from $533,318 for the quarter ended March 31, 2000. The decrease in dividends is due primarily to the recording of the additional beneficial conversion feature of the series B preferred stock recorded upon conversion of the last of the Series B preferred stock in the quarter ended March 31, 2000. The dividends recorded in the quarter ended March 31, 2001, are a result of the 8% per year dividend rate on the series C convertible preferred stock.

     We continue to closely monitor accounts receivable collections and are maintaining significant reserves for bad debts. The bad debt reserve was approximately 31% of the accounts receivable balance, which decreased 5.8% to $6,526,487 at March 31, 2001 from $6,928,490 at June 30, 2000. The reserve for bad debt is based on he current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debts due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $736,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

     During the three months ended March 31, 2001 costs of $66,796 were incurred related to discontinued operations. These costs represent additional legal fees paid and accrued as a result of the ongoing Quality Care Centers of Massachusetts litigation and investigation as previously reported. When the bankruptcy proceedings of that subsidiary have been finalized any remaining net liabilities of the bankrupt subsidiary will result in increased equity in that amount.

Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the nine months ended March 31, 2001 by 5.8%, approximately $402,000. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended March 31, 2001 the Company met its operating needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

     In March 2001 the Company  issued  18,838 shares of class A common stock as
performance   bonuses  to  the  chief  executive  officers  of  high  performing facilities.

     During the quarter ended March 31, 2001 the Company issued warrants to purchase 25,000 shares of class A common stock as payment for consulting services.

     In March 2001 the company signed an amendment to the Secured Term Note dated March 1997 extending payments on the Note through March 2003.

     We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Although our treatment facilities are operating at a profit, expenses incurred by our internet company, Behavioral Health Online, Inc., losses incurred by the New York practice management company and the cash required for the Franvale settlement have caused negative cash flow from operations and created the need for additional financing. We have reduced expenses of the internet company through staff reductions. We are also in the process of closing the unprofitable New York operations. Should our existing operations result in unanticipated losses, we may be required to borrow funds on less favorable terms than have been available in the past. Management believes cash from operations and current financing arrangements will meet the company's operating cash needs for the immediate future.

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on January 11, 2001. In addition to the election of directors (with regards to which (I) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (II) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (III) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 2001.

Item 6.   Exhibits

Exhibit No.                               Description
___________  ________________________________________________________________


     3.1.2 Restated Articles of Organization of the Registrant, as amended

     4.39 Certificate of Designation of Series C Convertible Preferred Stock of PHC, Inc. adopted by the Board of Directors on June 15, 2000 and June 26, 2000.

     4.40 Warrant Agreement issued to Union Atlantic Capital, LC. to purchase 25,000 Class A Common shares dated March 20, 2001

     4.41 Warrant Agreement issued to Union Atlantic Capital, LC. to purchase 10,000 Class A Common shares dated April 15, 2001

    10.53 Consolidated Restated Mortgage by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc., Second Amended and Restated Cross-Collateralization and Cross-Default Agreement dated March 9, 2001.

    10.54 Amendment number one, dated March 2001, to the Secured Term Note by and between PHC of Michigan, Inc. and Heller Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March 1997.

Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHC, Inc. Registrant

Date:  May 14, 2001                           /s/     Bruce A. Shear
                                                      President
                                                      Chief Executive Officer

Date:  May 14, 2001                           /s/     Paula C. Wurts
                                                      Controller Treasurer