Form 10-K
period 2001-06-30
PHC INC /MA/
filed 2001-09-26
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

                                                             Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. No Disclosure X

The issuer's revenues for the fiscal year ended June 30, 2001 were $22,749,836.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 2001, was $3,878,821. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At August 31, 2001, 8,688,158 shares of the issuer's Class A Common Stock and 726,991 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our company is a national health care company, which provides psychiatric services primarily to individuals who have alcohol and drug dependency, related disorders and to individuals in the gaming and trucking industry. We operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities in
Nevada, one outpatient psychiatric facility in Kansas and an inpatient psychiatric facility in Michigan. We also operate a website, Behavioralhealthonline.com, which provides education, training and materials to behavioral health professionals in addition to providing internet support to all of our other subsidiaries. Through our newest subsidiary we work with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain FDA approved products in the treatment of specific mental illness. Until February we also provided management and administrative services to psychotherapy and psychological practices in New York.

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

     The company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's workforce. For example, Subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as The Drug Free Workplace Act), requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options as an alternative to termination of employment.

     Although the company does not directly provide federally approved mandated drug testing, the company treats employees who have been referred to the company as a result of compliance with the Drug Free Workplace Act, particularly from companies that are part of the gaming industry as well as safety sensitive industries such as railroads, airlines, trucking firms, oil and gas exploration companies, heavy equipment companies, manufacturing companies and health services.

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

     Highland Ridge periodically conducts or participates in research projects. Highland Ridge was the site of a research project conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. The research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineated the nature and scope of research involving human subjects. Highland Ridge benefited from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the company delivers.

     In the spring of 1994, the company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), shown as Contract support services on the accompanying income statement, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 2001. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to PDS2 provides the services. PDS2 is currently operated by the parent entity, PHC, Inc.

     MOUNT REGIS - Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO, and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, an outpatient clinic at its Salem, Virginia Location. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

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

     HARMONY HEALTHCARE - Harmony Healthcare, which consists of two psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large casino companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through a capitated rate behavioral health carve-out with Pacific Care Insurance.

     TOTAL CONCEPT EAP - Total Concept, an outpatient clinic located in Overland Park, Kansas, provides psychiatric and substance abuse treatment to children, adolescents and adults and manages employee assistance programs for local businesses, gaming, railroads and managed health care companies.

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

     PIONEER PHARMACEUTICAL RESEARCH, INC. - PPR works with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain FDA approved products in the treatment of specific mental illness. These studies are conducted primarily through our facilities in Michigan, Harbor Oaks Hospital and North Point-Pioneer with the permission and assistance of patients who are in treatment.

Internet Operations

     BEHAVIORAL HEALTH ONLINE, INC. - Behavioral Health Online designs, develops and maintains the company's web site, Behavioralhealthonline.com. The web site provides behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keep individuals informed of current issues in behavioral health of interest to them. The original site, Behavioralhealthonline.com, was launched in May 1999. The company launched its new updated site Wellplace.com in September 2000. Wellplace also provides Internet support to the other operating Pioneer subsidiaries.

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.

                                                 Year Ended June 30,
                                              2001              2000
                                      ____________________________________

      Inpatient
      Net patient service revenues       $ 13,507,124       $ 11,768,434
      Net revenues per patient day (1)   $        418       $        403
      Average occupancy rate (2)                72.0%              65.1%
      Total number of licensed
        beds at end of period                     123                123
      Source of Revenues:
         Private (3)                            82.0%              81.9%
         Government (4)                         18.0%              18.1%
      Partial Hospitalization
        and Outpatient

                                         Year Ended June 30,
                                              2001              2000
                                      ____________________________________
      Net Revenues:*
         Individual                      $  5,283,278       $  5,027,238
         Contract                        $  2,297,071       $  1,880,168
      Sources of revenues:
         Private                                97.9%              97.6%
         Government                              2.1%               2.4%


      Other Psychiatric
      Services:
        PDS2 (5)                         $    944,567       $    653,930
        Practice Management (6)          $    345,111       $  1,048,990


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

(6) Practice Management revenue was produced through BSC-NY and PHC, Inc. During the fiscal year ended June 30, 2001 the company closed it practice management services as outlined in this report under "Description of Business" and detailed in footnote A to the financial statements included in this report.

Business Strategy

     The company's objective is to become the leading national provider of treatment services, specializing in substance abuse and psychiatric care.

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

     The company employs five individuals dedicated to marketing among the company's facilities. Each facility performs marketing activities in its local region. The Senior Vice President of the company coordinates the majority of the company's national marketing efforts. In addition, employees at certain facilities perform national marketing activities independent of the Senior Vice President. The company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. In addition to providing excellent services and treatment outcomes, the company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the company's internal professional standards.

     The company's integrated system of comprehensive outpatient mental health clinics complement the company's inpatient facilities. These clinics are strategically located in Nevada, Virginia, Kansas City, Michigan, and Utah. They make it possible for the company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the company operates Pioneer Development and Support Services (PDS2) located in the Highland Ridge facility in Salt Lake City, Utah. PDS2 provides clinical support, referrals, management and professional services for a number of the company's national contracts. It gives the company the capacity to provide a complete range of fully integrated mental health services.

     The company has been successful in securing a number of national accounts with a variety of corporations including: Boyd Gaming, Conrail, CSX, the IUE, MCC, MGM, Station Casinos, Union Pacific Railroad, Union Pacific Railroad Hospital Association, VBH, and others.

     In addition to its direct patient care services, the company launched its web site, Wellplace.com formerly Behavioralhealthonline.com, in May 1999. The articles published on the web site are of interest to the general public as well as the behavioral health professional. The company's Internet Company also provides the added benefit of web availability of information for various EAP contracts held and serviced by those subsidiaries providing direct treatment services.


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

     The company's psychiatric facilities and programs compete primarily within the respective geographic area serviced by them. The company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities. The main reasons that the company competes well are its integrated delivery and dual diagnosis programming. Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The company developed its dual diagnosis service in response to demand from insurers, employees and treatment facilities. The company's Internet Company provides the competitive edge for service information and delivery for our direct patient care programs.


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


Health Planning Requirements

     Some of the states in which the company operates, and many of the states where the company may consider expansion opportunities, have health planning statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state health planning agency must determine that a need exists for such new or additional beds, new services, equipment or capital expenditures. These state determination of need or certificate of need ("DoN") programs are designed to enable states to participate in certain federal and state health related programs and to avoid duplication of health services. DoN's typically are issued for a specified maximum expenditure, must be implemented within a specified time frame and often include elaborate compliance procedures for amendment or modification, if needed. Several states have instituted moratoria on some types of DoN's or otherwise stated intent not to grant approvals for certain health services. Such moratoria may adversely affect the company's ability to expand in such states, but may also provide a barrier to entry to potential competitors.


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

Medicare Reimbursement

     Currently  the  only  facility  of  the  company  that  receives   Medicare
reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2001 12.68% of revenues for Harbor Oaks were derived from Medicare programs.

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

     The company has an active compliance program in place with a corporate compliance officer and compliance liaisons at each facility and a toll free compliance hotline. Compliance in services and trainings are conducted on a regular basis.


Employees

     As of July 31, 2001 the company had 378 employees of which 5 were dedicated to marketing, 98 (19 part time) to finance and administration and 275 (127 part time) to patient care. All of the company's 378 employees are leased from Inovis, formerly International Personnel Resources, LTD. ("IPR"), a national employee-leasing firm. The company has elected to lease its employees to provide more favorable employee health benefits at lower cost than would be available to the company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the company. The agreement provides that Inovis will administer payroll, provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The company retains the right to reject the services of any leased employee and Inovis has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

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

Insurance

     Each of the company's facilities maintains separate professional liability insurance policies. Harbor Oaks, Harmony Healthcare, Total Concept and NPP have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage Harbor Oaks maintains an umbrella policy of $1,000,000. Mount Regis has limits of $2,000,000 per claim and $4,000,000 in the aggregate.
Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts.

     The parent company maintains $1,000,000 of directors and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.

ITEM 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The company's executive offices are located in Peabody, Massachusetts. The company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 17, 2004. The current annual payment under the lease is $80,640 and increases to $88,896 in the final year.

     The company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of first floor of a two-story hospital owned by Valley Mental Health. The lease is for a five-year agreement, which provides for monthly rental payments of approximately $16,360, which included housekeeping and maintenance provided by the landlord for the first six months, and includes changes in rental payments each year based on increases or decreases in the CPI. In July 1999 the facility began paying approximately $6,500 each month for housekeeping and maintenance. The lease expires December 31, 2004, and includes an option to renew for an additional five years. The company believes that these premises are adequate for its current and anticipated needs.

Mount Regis Center

     The company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $425,000. The facility is used for both inpatient and outpatient services. The company believes that these premises are adequate for its current and anticipated needs.

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

     The company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The company has a $2,500,000 mortgage on this property. The company believes that these premises are adequate for its current and anticipated needs.


ITEM 3.     LEGAL PROCEEDINGS.

     As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims have been asserted against the Company or may be asserted against the Company in the future. To date, such claims are as follows:

     On or about September 14, 1998, the Company and its wholly owned subsidiary, Franvale, were each served with document subpoenas in connection with an on going investigation of Franvale being conducted by the Commonwealth of Massachusetts. In December 2000 the company finalized a settlement agreement with the Commonwealth in this case, which required payment of $660,000 in three installments between December 31, 2000 and June 30, 2001. This obligation has been paid in full.

     On or about May 15, 2000, the company was served with a subpoena by the United States Attorney for the District of Massachusetts. The subpoena requested, inter alia, patient and financial records relating to Franvale Nursing and Rehabilitation Center for the period of 1995 through 1998. The company is fully cooperating with the investigation and currently is engaged in resolution discussions.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company's security holders during the fourth quarter of the fiscal year ended June 30, 2001.


PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the company's public offering which was declared effective on March 3, 1994, until December 2000 the company's Units, Class A Common Stock and Class A Warrants were traded on the NASDAQ National Market under the symbols "PIHCU," "PIHC" and "PIHCW," respectively. In December 2000 the Company's stock was delisted due to failure to meet listing criteria. Currently the company's Class A common Stock is traded on the NASDAQ Bulletin Board under the symbol "PIHC-BB." There is no public trading market for the company's Class B Common Stock. In March 2001 the company's warrants issued with its initial public offering expired: therefore, there is currently no market for the company's warrants or units. The following table sets forth, for the periods indicated, the high and low sale price of the company's Class A Common Stock, as reported by NASDAQ.

                                              HIGH              LOW
                                           ___________       ___________
2000
        First Quarter                      $   1.3125        $   .3125
        Second Quarter                     $   1.3125        $   .5625
        Third Quarter                      $   3.50          $   .688
        Fourth Quarter                     $   2.094         $  1.00

2001
        First Quarter                      $   1.50          $   .50
        Second Quarter                     $    .5625        $   .6250
        Third Quarter                      $    .6094        $   .1250
        Fourth Quarter                     $    .59          $   .19

2002
        First Quarter
         (through August 31, 2001)         $    .50          $   .30



     On August 31, 2001, the last reported sale price of the Class A Common Stock was $.50. On August 31, 2001 there were 683 holders of record of the company's Class A Common Stock and 312 holders of record of the company's Class B Common Stock.

DIVIDEND POLICY

     The company has never paid any cash dividends on its Common Stock. The company is precluded under capital law from paying cash dividends, however, the company does accrue dividends on preferred stock according to the preferred stock agreement. The company's ability to pay cash dividends in the future will depend on the company's future earnings, if any, the financial position of the company and such other factors as the company's Board of Directors, in its discretion, deems relevant.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the company for the years ended June 30, 2001 and 2000. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During fiscal year 2001 BSC-NY, Inc. was closed as outlined in this report under "Description of Business" and detailed in footnote A to the financial statements included in this report.

Overview

     The company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and seven outpatient psychiatric centers (collectively called "treatment facilities"). The company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at out patient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the company has changed the focus and reduced expenses of its' internet operation, Behavioral Health Online, Inc., to provide technology and internet support for the company's other operations, it also continues to provide behavioral health information and education through its web site at Wellplace.com. As of the last month of the fiscal year, monthly expenses of the internet operation have been decreased by approximately 70% through the consolidation of operations and elimination of excess leased space. The company's most recent addition, Pioneer Pharmaceutical Research contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain FDA approved products in the treatment of specific mental illness.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the company's business is unknown. Managed care has had a profound impact on the company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

Results of Operations

Years Ended June 30, 2001 and 2000

     The company experienced a significant increase in profitability from its ongoing operations. Total revenues increased by 11.6% to $22,749,836 for the year ended June 30, 2001 from $20,378,760 for the year ended June 30, 2000. Total revenues excluding BSC-NY, Inc., the practice management operation closed in the current fiscal year, increased 15.9% to $22,404,725 for the year ended June 30, 2001 from $19,329,770 for the year ended June 30, 2000. This increase in total revenues resulted in an increase in income from operations of $671,176 for the year ended June 30, 2001 over the year ended June 30, 2000 to $937,486 from $266,310 before closing expenses of the practice management operation. The company experienced continued progress on its return to profitability for its operating facilities. Excluding the practice management closing expenses, the company decreased its net loss to $64,399 for the year ended June 30, 2001 from $612,671 for the year ended June 30, 2000.

     Total net patient care revenue from all facilities, increased 12.9% to $21,087,473 for the year ended June 30, 2001 from $18,675,840 for the year ended June 30, 2000. This increase in revenue is due primarily to the increase in census at our inpatient facilities. Net inpatient care revenue from psychiatric services increased 14.8% to $13,507,124 for the fiscal year ended June 30, 2001 from $11,768,434 for the fiscal year ended June 30, 2000 and net partial hospitalization and outpatient care revenue increased 9.7% to $7,580,349 for the year ended June 30, 2001 from $6,907,406 for the year ended June 30, 2000. Revenues from Pioneer Development and Support Services ("PDS2") increased 44.4% to $944,567 for the year ended June 30, 2001 from $653,930 for the year ended June 30, 2000. All revenues reported in the accompanying statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses increased by approximately $369,500 due to the increase in patient census at our inpatient facilities for the year ended June 30, 2001. Inpatient census increased by approximately 3,000 patient days, 10%, for the year ended June 30, 2001 compared to the year ended June 30, 2000. Pharmacy costs increased approximately 32% to $322,520 for the year ended June 30, 2001 from $245,338 for the year ended June 30, 2000; and food expense increased approximately 14% to $445,651 for the year ended June 30, 2001 from $389,697 for the year ended June 30, 2000. We also increased our census from outside the facilities local areas resulting in an increase in patient transportation expense of approximately 28% to $274,493 for the year ended June 30, 2001 from $214,737 for the year ended June 30, 2000. Close monitoring of orders for laboratory tests and the fees associated with the tests resulted in a decrease in laboratory fees of approximately 34% to $144,485 for the year ended June 30, 2001 from $218,810 for the year ended June 30, 2000. We continue to closely monitor the ordering of hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census (see "Operating Statistics" Part I, Item 1).

     Website expenses increased 72.6% to $1,351,150 for the year ended June 30, 2001 from $783,004 for the year ended June 30, 2000. This increase is due to the build-up of the start-up operations in the first nine months of the year. During the last three months of the year the company changed the focus of the internet Company to internal support of the other operating locations and decreased on going monthly expenses by approximately 70%.

     In December 2000 the Company's Board of Directors decided to close its' BSC-NY, Inc. practice management operations due to recent deterioration of operating results. Revenues of BSC-NY, Inc. were dependent on the success of the professional corporation, Rubenfaer Physician Services, P.C. for which it provided management services. Although the New York practice management operations reported operating income of approximately $131,000 for the fiscal year ended June 30, 2000, adverse business conditions resulted in a loss of approximately $399,000 for the six months ended December 31, 2000 before closing expenses. These adverse operating conditions were caused by the decline in revenues produced by the professional corporation which has closed down its' business operations. Closing expenses for the practice management company were $5,186,306 and included $1,545,609 in goodwill impairment, $3,401,650 in receivables due from the Professional Corporation and $239,047 in lease termination and other expenses.

     Contract expenses related to PDS2 increased 56.9% to $855,128 for the year ended June 30, 2001 from $545,176 for the year ended June 30, 2000. This increase is due to an increased number of contracts and additional services provided to long term contracts.

     Total administrative expenses for all facilities increased 1.2% to $7,452,714 for the year ended June 30, 2001 from $7,361,578 for the year ended June 30, 2000. This minimal increase in administrative expense is due to the increase in expenses for Pioneer Pharmaceutical Research and increased administrative costs indirectly related to increases in census which were partially offset by decreases resulting from the close of BSC-NY, Inc. in fiscal year 2001 and the close of Pioneer Counseling of Virginia in fiscal year 2000.

     Interest expense increased 24.2% to $1,043,030 for the year ended June 30, 2001 from $837,706 for the year ended June 30, 2000. This increase is due to administrative fees charged on the short term funds required to pay the amount due to the state of Massachusetts in legal settlement of the Franvale litigation (see Part I, "Legal Proceedings") and interest expense incurred on debt due former owners of closed operations.

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

Liquidity and Capital Resources

     The company used cash in operations of $461,277 for the year ended June 30, 2001. The net loss of $5,250,705, included non-cash charges of $262,227 for depreciation and amortization and goodwill and accounts receivable write downs totaling $4,947,259 related to the practice management closing. Additionally, expenses related to a decrease in net liabilities of discontinued operations of $923,682, used for legal fees and the Franvale State settlement were offset by a decrease in accounts receivable of $649,407. During the fiscal year the company also used cash in the acquisition of furniture and equipment of $186,842 and website development of $70,226. The company was required to finance its shortfall in cash from operations through debt and equity transactions as follows:

                          NUMBER
           TRANSACTION    OF                    MATURITY
  DATE        TYPE        SHARES   PROCEEDS     DATE       TERMS     STATUS
______________________________________________________________________________

 08/99    Extension of             $310,000  12/31/99    $45,000 on  Paid
          existing over                                  signing     in full
          line Note                                      plus prime
          Payable                                        plus 2.25%
                                                         annual
                                                         interest
                                                         rate
 11/99    Revolving                $979,000  11/30/01    prime plus  Outstanding
          term Note                ($579,000             5% annual
          maximum                  paid                  interest
          advance                  off                   rate
          $1,000,000.              existing              plus 1%
          Secured by a             debt                  annual
          Restated                 and                   commitment
          Mortgage on              $400,000              fee
          the Michigan             advanced
          property and             for
          guarantee of             working
          the Parent               capital)
          Company.
 05/00    Term Note                $500,000  05/26/02    Prime       Outstanding
          $500,000                                       plus 3%
          Secured by a                                   annual
          restated                                       interest
          mortgage on                                    rate
          the Michigan                                   plus 1%
          property and                                   annual
          guarantee of                                   commitment
          the parent                                     fee
          company.
 06/00    Issue  series   136,000  $1,000,00006/28/03    8%          Outstanding
          C   preferred                                  dividend    19,300
          stock                                          paid        shares
                                                         upon        converted
                                                         conversion
 08/00    Issue  series   34,000   $250,000  08/01/03    8%          Outstanding
          C   preferred                                  dividend
          stock                                          paid
                                                         upon
                                                         conversion
 12/00    Overline                 $330,000  04/30/01    $30,000     Paid
          Agreement                                      on          in
          with Heller                                    signing     full
                                                         plus
                                                         Prime
                                                         plus
                                                         2.25%
 03/01    Extended the             $779,166  03/31/03    Prime       Outstanding
          March 1997                                     plus 5%
          Secured Term
          Note
          through
          March 2003

                         NUMBER
           TRANSACTION    OF                    MATURITY
  DATE        TYPE        SHARES   PROCEEDS     DATE       TERMS     STATUS
______________________________________________________________________________

 06/01    Overline                 $400,000  12/17/01    10% on      Outstanding
          Agreement                                      advance
          with Heller                                    of funds
          as amended                                     plus
          08/09/01                                       Prime
                                                         plus
                                                         2.25%

   The company also met certain obligations through the issuance of stock, stock options and warrants totaling approximately $37,000 and $183,000 for the year ended June 30, 2001 and 2000, respectively.

     A significant factor in the liquidity and cash flow of the company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts decreased approximately 10% to $6,220,715 on June 30, 2001 from $6,928,490 at June 30, 2000. This decrease is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State insurance commissioner's office, when appropriate, to collect claims. At the same time, the company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections. In May 2001, in order to support the company's continued revenue growth, the company increased its accounts receivable funding revolving credit agreement with Heller Healthcare Finance, Inc. on behalf of three of its subsidiaries. The amended agreement provides for funding of up to $3,000,000 based on outstanding receivables. The outstanding balance on this receivables financing on June 30, 2001 was approximately $2,112,000. In March 2001 the company refinanced $779,166 ofthe outstanding mortgage with Heller Healthcare Finance. The company has approximately $2,000,000 in long-term debt due in the fiscal year ended June 30, 2002. This debt is primarily due to Heller Healthcare Financial, its primary lender. The company has already begun the process of renewing this debt. The company also has $500,000 in outstanding convertible debentures, which include the provision that the holders of the debentures may put all or any portion of the debentures to the company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. The company does not anticipate that the put provision will be exercised since the coupon rate is paid quarterly at 12% which is a higher rate than would be available through other sources at this time.

     The company believes that, with the renewal of the debt mentioned above and its revolving credit facility through its primary lender, it will have sufficient financing available to fund its growing operations for the foreseeable future. The company is concentrating on its core business and expansion of its pharmaceutical research operations through additional contracts, which should increase revenues considerably and provide for immediate cash from operations.

     The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain. In the quarter ended December 31, 1998 the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The recognition of the gain has been deferred until final resolution of all contingent liabilities (see Note A to the accompanying financial statements for additional information regarding this gain.)

     The company has now operated profitably from ongoing operations for two consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

New accounting standards

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also may require, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $969,099. Amortization expense during the year ended June 30, 2001 was approximately $74,000. Currently the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

ITEM 7.           FINANCIAL STATEMENTS.
                                                                     AT PAGE

Index                                                                 F-1
Report of independent certified public accountants                    F-2
Consolidated balance sheets                                           F-3
Consolidated statements of operations                                 F-4
Consolidated statements of changes in stockholders' equity (deficit)  F-5
Consolidated statements of cash flows                                 F-6 - F-7
Notes to consolidated financial statements.                           F-8 - F-25



















                                                                            F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the  accompanying  consolidated  balance sheets of PHC, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                BDO Seidman, LLP

Boston, Massachusetts
August 31, 2001





                                                                             F2

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
                                                               June 30,
                                                            2001       2000
                                                        ___________  ___________
ASSETS (Notes C and D)
Current assets:
   Cash and cash equivalents                            $   43,732    $ 551,713
   Accounts receivable, net of allowance for doubtful
     accounts of $2,632,525 and $2,850,470 at
     June 30, 2001 and 2000 respectively (Note A)        5,620,715    6,286,490
   Prepaid expenses                                         63,940      120,481
   Other receivables and advances                          112,579      148,554
   Deferred income tax asset (Note F)                      613,980      459,280
   Other receivables, related party                             --       77,500
                                                        __________  ____________
       Total current assets                              6,454,946    7,644,018

Accounts receivable, noncurrent                            600,000      642,000
Other receivables, noncurrent, related party, net of
  allowance for doubtful accounts of $1,125,054
  at June 30, 2000, (Notes A and  K)                            --    3,239,456
Other receivables (Note A)                                 104,863       95,214
Property and equipment, net (Notes A, B and D)           1,338,066    1,327,630
Deferred income tax asset (Note F)                              --      154,700
Deferred financing costs, net of amortization of
  $114,109 and $87,555 at June 30, 2001
  and 2000, respectively                                    20,000       46,554
Goodwill, net of accumulated amortization of
  $270,105 and $296,907 at June 30, 2001
  and 2000, respectively (Note A)                          969,099    2,588,834
Other assets (Note A)                                      236,478      149,403
                                                        __________  ____________
      Total assets                                      $9,723,452  $15,887,809
                                                        ==========   ==========
LIABILITIES
Current liabilities:
   Accounts payable                                     $1,866,631  $ 1,717,362
   Notes payable - related parties (Note E)                200,000      200,000
   Current maturities of long-term debt (Note C)         2,038,077    1,622,239
   Revolving credit note (Note C)                        2,111,586    1,555,149
   Current portion of obligations under capital
     leases (Note D)                                        16,725       45,482
   Accrued payroll, payroll taxes and benefits             460,723      416,111
   Accrued expenses and other liabilities                1,208,469    1,798,400
   Convertible debentures (Notes C and J)                  500,000           --
   Net liabilities of discontinued operations
    (Notes A and I)                                        960,552    1,884,234
                                                        __________  ____________
      Total current liabilities                          9,362,763    9,238,977

Long-term debt, less current maturities (Note C)         1,609,649    2,508,715
Obligations under capital leases (Note D)                   32,160       12,808
Convertible debentures (Notes C and J)                          --      500,000
                                                        __________  ____________
     Total liabilities                                  11,004,572   12,260,500
                                                        __________  ____________

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
Commitments and contingent liabilities (Notes  D, G,
  H, I, J, and K)

STOCKHOLDERS' EQUITY (DEFICIT)(Notes C, H, J and K)
Convertible Preferred stock, $.01 par value;
   1,000,000 shares authorized:
   Series C 150,700 and 136,000 shares issued and
   outstanding June 30, 2001 and 2000, respectively,
   stated value $10 per share, liquidation preference,
   $1,507,000 and $1,360,000, respectively.                  1,507        1,360
Class A common stock, $.01 par value; 20,000,000
   shares authorized, 8,709,834 and 7,019,608
   shares issued June 30, 2001 and 2000, respectively.      87,098       70,196
Class B common stock, $.01 par value; 2,000,000
   shares authorized, 726,991 issued and outstanding
   June 30, 2001 and 2000 convertible into one share
   of Class A common stock.                                  7,270        7,270
Additional paid-in capital                              18,696,779   17,895,162
Treasury stock, 22,926 and 2,776 common shares at
  cost June 30, 2001 and 2000, respectively.               (24,894)     (12,122)
Notes receivable - common stock                            (80,000)          --
Accumulated deficit                                    (19,968,880) (14,334,557)
                                                      ____________  ____________
      Total stockholders' equity (deficit)              (1,281,120)   3,627,309
                                                      ____________  ____________
      Total liabilities and stockholders' equity
        (deficit)                                       $9,723,452  $15,887,809
                                                      ============  ============






See accompanying notes to consolidated financial statements                 F-3

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations
                                                   For the Year Ended June 30,
                                                           2001        2000
                                                    ___________________________
Revenues:
   Patient care, net (Note A)                          $21,087,473  $18,675,840
   Management fees                                         345,111    1,048,990
   Pharmaceutical study                                    354,618           --
   Website services                                         18,067           --
   Contract support services                               944,567      653,930
                                                      ____________  ____________
      Total revenues                                    22,749,836   20,378,760
                                                      ____________  ____________

Operating expenses:
   Patient care expenses                                 9,663,051    9,293,499
   Cost of contract support services                       855,128      545,176
   Provision for doubtful accounts                       2,490,307    2,129,193
   Website expenses                                      1,351,150      783,004
   Practice management closing expenses (Note A)         5,186,306          --
   Administrative expenses                               7,452,714    7,361,578
                                                      ____________  ____________
      Total operating expenses                          26,998,656   20,112,450
                                                      ____________  ____________
Income (loss) from operations                           (4,248,820)     266,310

Other income (expense):
   Interest income                                          23,519       18,853
   Interest expense                                     (1,043,030)    (837,706)
   Other income, net                                        62,076       91,712
                                                      ____________  ____________
      Total other expense, net                            (957,435)    (727,141)

Loss before income taxes and change in
    accounting principle                                (5,206,255)    (460,831)
Income taxes (Note F)                                       44,450       79,390
                                                      ____________  ____________
Loss before change in accounting principle              (5,250,705)    (540,221)

Change in accounting principle (Note A)                         --      (72,450)
                                                      ____________  ____________
      Net loss                                          (5,250,705)    (612,671)

Dividends (Note J)                                        (383,618)    (964,474)
                                                      ____________  ____________

Loss applicable to common shareholders                 $(5,634,323) $(1,577,145)
                                                      ============= ============
Basic and diluted loss per common share (Note A):
   Loss before change in accounting principle          $      (.66) $      (.22)
   Change in accounting principle                               --         (.01)
                                                      ____________  ____________
      Net Loss                                        $       (.66) $      (.23)
                                                      ============= ============
Basic and diluted weighted average number of
    shares outstanding                                   8,518,408    6,916,598
                                                      ============= ============
See accompanying notes to consolidated financial statements                 F-4

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity(Deficit) (See Notes A, C, H, J, K and N)
                        Class      A         Class     B
                        Common     Stock     Common    Stock    Preferred Stock
                        Shares     Amount    Shares    Amount   Shares    Amount
                        ________________________________________________________
Balance - June 30,
  1999                 5,612,930   $56,129  727,210   $ 7,272      813     $  8

Costs related to
  private placements
Issuance of preferred
  stock in lieu of
  cash dividends                                                    18        0
Conversion of preferred
  stock and related
  dividends            1,295,732    12,957                        (831)      (8)
Shares issued for
  employee bonuses        20,450       205
Issuance of warrants
  for services
Issuance of shares with
  consulting agreement    68,572       686
Issuance of employee
  stock purchase
  plan shares             12,330       123
Issuance of warrants
  for debt and equity
  financings
Conversion from class
  B to class A               219         2     (219)       (2)
Dividends on preferred
  stock
Issuance of shares on
  exercise of employee
  options                  9,375        94
Issuance of series C
  preferred stock at
  a discount                                                   136,000    1,360
Net loss - year ended
  June 30, 2000         ________________________________________________________
Balance - June 30,
  2000                 7,019,608    70,196  726,991     7,270  136,000    1,360

Costs related to
  private placements
Issuance of shares
  for earn-out
  obligation             414,815     4,148
Issuance of notes
  receivable for
  employee stock
  purchase
Conversion of
  preferred stock      1,160,160    11,603                     (19,300)    (193)
Issuance of preferred
  stock at a Discount                                           34,000      340

PHC, INC.  AND SUBSIDIARIES (con't)
Consolidated Statements of Changes In Stockholders' Equity(Deficit) (See Notes A, C, H, J, K and N)
                        Class      A         Class     B
                        Common     Stock     Common    Stock    Preferred Stock
                        Shares     Amount    Shares    Amount   Shares    Amount
                        ________________________________________________________
Beneficial conversion
  feature of preferred
  stock
Dividends on preferred
  stock
Shares issued for
  employee bonuses        92,663       925
Issuance of warrants
  for services
Issuance of employee
  stock purchase
  plan shares             22,588       226
Purchase of treasury
  stock in exchange
  for note
Repurchase of shares
  on open market
Net loss - year ended
  June 30, 2001         ________________________________________________________
Balance - June 30,
  2001                 8,709,834    87,098  726,991     7,270  150,700    1,507
                       =========    ======  =======     =====  =======   =======

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (con't)
Consolidated Statements of Changes In Stockholders' Equity(Deficit) (See Notes A, C, H, J, K and N)

                                     Notes
                       Additional    Receivable
                       Paid-in       Stock        Treasury   Stock    Accumulated
                       Capital       Purchase     Shares     Amount   Deficit         Total
                    _________________________________________________________________________

Balance - June 30,
  1999                $15,967,176                  2,776   $(12,122) $(12,757,411)  $3,261,052

Costs related to
  private placements     (210,689)                                                    (210,689)
Issuance of preferred
  stock in lieu of
  cash dividends           18,000                                         (18,000)           0

Conversion of preferred
  stock and related
  dividends               553,755                                        (566,703)           0
Shares issued for
  employee bonuses         25,491                                                       25,696
Issuance of warrants
  for services             69,775                                                       69,775
Issuance of shares
  with consulting
  agreement                38,314                                                       39,000
Issuance of employee
  stock purchase plan
  shares                   13,947                                                       14,071
Issuance of warrants
  for debt and equity
  financings               49,128                                         (14,963)      34,165

                                     Notes
                       Additional    Receivable
                       Paid-in       Stock        Treasury   Stock    Accumulated
                       Capital       Purchase     Shares     Amount   Deficit         Total
                    _________________________________________________________________________

Conversion from class
  B to class A                                                                               0
Dividends on
  preferred stock                                                          (4,809)      (4,809)
Issuance of shares on
  exercise of employee
  options                  11,625                                                       11,719
Issuance of series C
  preferred stock at a
  discount              1,358,640                                        (360,000)   1,000,000
Net loss - year ended
  June 30, 2000                                                          (612,671)    (612,671)
                        ________________________________________________________________________
Balance - June 30,
  2000                 17,895,162                  2,776    (12,122)  (14,334,557)   3,627,309

Costs related to
  private placements      (45,102)                                                     (45,102)
Issuance of shares
  for earn-out
  obligations             293,352                                                      297,500
Issuance of notes
  receivable for
  employee stock
  purchase                           (90,000)                                          (90,000)
Conversion of
  preferred stock          (7,904)                                                       3,506


                                     Notes
                       Additional    Receivable
                       Paid-in       Stock        Treasury   Stock    Accumulated
                       Capital       Purchase     Shares     Amount   Deficit         Total
                    _________________________________________________________________________

Issuance of preferred
  stock at a
  Discount                339,660                                         (90,000)     250,000
Beneficial conversion
  feature of
  preferred stock         166,500                                        (166,500)           0
Dividends on
  preferred stock                                                        (127,118)    (127,118)
Shares issued for
  employee bonuses         29,741                                                       30,666
Issuance of warrants
  for services             14,640                                                       14,640
Issuance of employee
  stock purchase plan
  shares                   10,730                                                       10,956
Purchase of treasury
  stock in exchange
  for note                            10,000      11,750    (10,000)                         0
Repurchase of shares
  on open market                                   8,400     (2,772)                    (2,772)
Net loss - year ended
  June 30, 2001                                                        (5,250,705)  (5,250,705)
                        ________________________________________________________________________
Balance - June 30,
  2001                $18,696,779   $(80,000)     22,926   $(24,894)  $(19,968,880) (1,281,120)
                        =========================================================================

See accompanying notes to consolidated financial statements                 F-5

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                   For the Year Ended June 30,
                                                       2001             2000
                                                  ______________________________
Cash flows from operating activities:
   Net loss                                       $(5,250,705)        $(612,671)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization                    262,227           429,091
     Goodwill impairment                            1,545,609                --
     Write down of accounts receivable from
         professional corporation                   3,401,650                --
      Compensatory stock options and stock
         and warrants issued for obligations           45,306           182,707
      Changes in operating assets and liabilities:
         Accounts receivable                          649,407          (146,037)
         Prepaid expenses and other current
           assets                                      56,541           (18,616)
         Other assets                                 (22,873)          (25,369)
         Accounts payable                             152,775          (115,388)
         Accrued expenses and other
           liabilities                               (377,532)          123,766
         Net liabilities of discontinued
           operations                                (923,682)         (537,860)
                                                  _____________      ___________
             Net cash used in operating
               activities                            (461,277)         (720,377)
                                                   _____________      __________
 Cash flows from investing activities:
    Acquisition of property and equipment            (186,842)         (103,661)
    Website development costs                         (70,226)          (45,696)
    Disposition  of property,  equipment and
       intangibles                                      3,689                --
                                                   _____________      __________
             Net cash used in investing
               activities                            (253,379)         (149,357)
                                                   _____________      __________
Cash flows from financing activities:
    Borrowing (repayment) revolving debt, net         556,437          (114,681)
    Proceeds from borrowings                          146,526         1,870,050
    Principal payments on long-term debt             (639,157)       (1,509,826)
    Deferred financing costs                           26,554            (1,487)
    Preferred stock dividends                          (6,767)           (4,809)
    Issuance of preferred stock at a
      discount                                        250,000         1,000,000
    Cost related to preferred stock issuance          (45,102)         (210,689)
    Purchase of treasury stock                         (2,772)               --
    Issuance of common stock                           10,956            11,719
    Notes receivable for stock purchase               (90,000)               --
                                                   _____________      __________
             Net cash provided by financing
               activities                             206,675         1,040,277

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
                                                   For the Year Ended June 30,
                                                       2001             2000
                                                  ______________________________
Supplemental cash flow information:
  Cash paid during the period for:
       Interest                                    $1,040,276          $852,421
       Income taxes                                $   94,780          $114,890


See accompanying notes to consolidated financial statements                 F-6

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                   For the Year Ended June 30,
                                                       2001             2000
                                                  ______________________________
Supplemental disclosures of noncash investing and
  financing activities:
    Issuance of stock for the earn-out
      liability                                    $  297,500          $     --
    Beneficial conversion feature of preferred
      stock                                           166,500                --
    Purchase of treasury stock in exchange for note    10,000                --
    Accrued dividends on series C preferred stock     120,351                --
    Conversion of preferred stock at stated value     193,000           831,000
    Preferred stock discount                           90,000           360,000
    Issuance of stock in lieu of cash for
      dividends due                                     3,506            18,000
    Dividend on conversion of preferred stock to           --           566,703
      common stock
    Debt incurred in earn-out agreement                    --           997,500


















See accompanying notes to consolidated financial statements                 F-7

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

PHC, Inc. and its wholly owned subsidiaries (the "company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The company also provides management, administrative and online behavioral health services. The company primarily operates under three business segments:

1. Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah; and Mount Regis Center, located in Salem Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Overland Park, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

2. Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. BSC-NY, Inc., a subsidiary of PHC, Inc., which closed in fiscal 2001, provided management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area (see below). Pioneer Development and Support Services ("PDS2") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research, Inc. conducts studies of the effects of FDA approved psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

3. Behavioral health online services, which includes behavioral health education, training and products for the behavioral health professional, through its website wellplace.com formerly known as behavioralhealthonline.com.

In December 2000 the Company's Board of Directors decided to close its' BSC-NY, Inc. practice management operations due to recent deterioration of operating results. Revenues of BSC-NY, Inc. were dependent on the success of the professional corporation, Rubenfaer Physician Services, P.C. for which it provided management services. Although the New York practice management operations reported operating income of approximately $131,000 for the fiscal year ended June 30, 2000, adverse business conditions resulted in a loss of approximately $399,000 for the six months ended December 31, 2000 before closing expenses. These adverse operating conditions were caused by the decline in revenues produced by the professional corporation which has closed down its' business operations. The table below summarizes the practice management closing expenses for the year ended June 30, 2001.

                        Goodwill impairment                        $1,545,609
                        Write down of the receivable
                          due from the professional corporation     3,401,650
                        Lease termination and other expenses          239,047
                                                                  ____________
                                                                   $5,186,306
                                                                   ==========



                                                                            F-8

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

On October 5, 1998 Quality Care Centers of Massachusetts, Inc., which operated the company's long-term care facility, Franvale Nursing and Rehabilitation Center, filed for protection under the Chapter 7 Bankruptcy Code. All financial information for Franvale is reported in the accompanying financial statements as net liabilities of discontinued operations. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain. Net liabilities of discontinued operations were $960,552 and $1,884,234 at June 30, 2001 and June 30, 2000, respectively. The significant decrease in 2001 was primarily due to payment of $660,000 for the Massachusetts state settlement and legal costs related to the closure.

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

Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the company with Medicare. The company's cost reports to Medicare are routinely audited on an annual basis. The company periodically reviews its provisional billing rates and provides for estimated Medicare adjustments. The company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 11% of the company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2001 and 2000.

Long-term assets include accounts receivable non current, other receivables, non current, related party and other receivables. Accounts receivable, non current consists of amounts due from former patients for service. This amount represents amounts collectable under supplemental payment agreements, arranged by the company's collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Accounts of former patients that do not comply with these supplemental payment agreements are written off. Other receivables non current-related party at June 30, 2000 is the amount that was due from the related professional corporation net of the related allowance for doubtful accounts. The balance due from the related professional corporation was written off in fiscal year 2001 with the closure of the management company, BSC-NY, Inc., as outlined above. This amount consisted of the balance due of funds advanced to the professional corporation for acquisition costs, management fees, working capital and interest on the advanced funds (see discussion regarding BSC-NY, Inc. in Note K).

Charity care amounted to approximately $491,000 and $149,000 for the years ended June 30, 2001 and June 30, 2000, respectively. Patient care revenue is stated net of charity care in the accompanying statements of operations.

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

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

                                            Estimated
                     Assets                Useful Life
                ________________________   ____________
                Buildings                   39 years
                Furniture and equipment      3 through 10 years
                Motor vehicles               5 years
                Leasehold improvements       Term of lease
Other assets:

Other assets consists of deposits, deferred expenses and web development costs.

Organization Costs:

Organization costs are expensed as incurred. During 2000, unamortized organization costs of $72,450 related to the acquisition of businesses have been written off as required by the American Institute of Certified Public Accounts Statement of Position 98-2 "Reporting the Costs of Start-up Activities".

Goodwill:

The excess of the purchase price over the fair market value of net assets acquired is being amortized on a straight-line basis over twenty years.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The amount of the impairment losses recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal year 2001 the company recorded goodwill impairment of $1,545,609 in connection with the closing of its practice management operations.
                                                                           F-10

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

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

Net liabilities of discontinued operations:

Net liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:
                                                             June 30,
                                                        2001         2000
                                                     __________________________
         Debt forgiveness and reserve for
           Contingencies                            $2,641,537      $2,641,537
         Less legal and  other expenses
           incurred to date                          1,680,986         757,303
                                                    ___________     ___________
         Net liabilities of discontinued
           Operations                               $  960,552      $1,884,234
                                                    ===========     ==========

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

All of the company's employees are employed under leasing arrangements. The company believes that its leased employees meet the common law definition of employee and therefore qualify as employees for purposes of applying SFAS No.123. The company's employee leasing arrangement meets the employee definition requirements under FASB Interpretation No.44 "Accounting for Certain Transactions involving Stock Compensation".

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

Income taxes:

The company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

New accounting standard

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also may require, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after the adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $969,099. Amortization expense during the year ended June 30, 2001 was approximately $74,000. Currently the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

                                                                           F-12

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:
                                                             June 30,
                                                        2001       2000
                                                    __________    ___________
              Land                                 $   69,259    $   69,259
              Buildings                             1,136,963     1,136,963
              Furniture and equipment               1,023,636       929,762
              Motor vehicles                           92,871        62,292
              Leasehold improvements                  418,992       379,981
                                                    __________     ________
                                                    2,741,720     2,578,257

              Less accumulated depreciation and
                amortization                        1,403,654     1,250,627
                                                    __________   __________
                                                   $1,338,066    $1,327,630
                                                    ==========   ==========
NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                                 June 30,
                                                             2001        2000
                                                            __________________
9% mortgage  note due in  monthly  installments of $4,850,
   including interest through July 1, 2012, when the
   remaining principal balance is payable collaterlized
   by a first mortgage on the PHC of Virginia, Inc.
   Mount Regis Center facility.                          $  426,702  $  445,567
Term mortgage note payable with the monthly principal
   installments of $24,167 through October 2001,
   $20,000 November 2001 through February 2003,
   balloon payments of $354,167 due in December
   2001 and $349,167 due in March 2003 bearing
   interest at prime plus 5% (11.75% at June 30,
   2001) collateralized by all assets of PHC of
   Michigan, Inc. (PHM).  These funds were
   originally advanced in March and December 1997.
   Of the amount advanced in March 1997, $779,166
   was refinanced in March 2001 and the
   company intends to refinance the balloon payment
   of $354,167 on the second advance in December
   2001 when it comes due.                                1,090,000   1,273,333
Term mortgage note payable with interest only payments
   through October 2000 principal due in monthly
   installments of $10,000 beginning November 2000
   through October 2001. The note bears interest at
   prime plus 5% (11.75% at June 30, 2001) collateralized
   by all assets of PHM and may be renewed at the end of
   two years.                                               909,891     978,657
Term mortgage note payable with interest only payments
   through October 2001 principal due in monthly
   installments of $41,667 beginning November 2001
   through September 2002. The final payment of
   principal of approximately $42,000 is due October 2002.
   The note bears interest at prime plus 3% (9.75% at
   June 30, 2001) collateralized  by all assets
   of PHM and may be renewed at the end of two years.       500,000     500,000
Note Payable issued in conjunction with the final earn-out
   on the BSC-NY, Inc. acquisition due in monthly
   installments of $11,567 including interest at 11%
   through July 2005 (see Note K).                          454,939     532,000
Note Payable issued in conjunction with the final earn-out
   on the BSC-NY, Inc. acquisition due in monthly
   installments of $3,653 including interest at 11%
   through July 2005 (see Note K).                          143,665     168,000

PHC, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
                                                                    June 30,
                                                                 2001      2000
                                                               _________________

Note Payable due in monthly installments of $429 including
  interest at 8.69% through  May 2004.                        13,347     17,248
Note Payable due in monthly installments of $5,088 including
   interest at 9% through   October 2002.                     81,408    142,463
Note Payable due in monthly installments of $665 including
   interest at 10.8 % through November 2005.                  27,774         --
Note payable bearing interest at 9% paid in full May 2001.        --     11,323
Note Payable bearing interest at 9% paid in full March 2001.      --     62,363
                                                           __________ __________
                                                  Total    3,647,726  4,130,954
                                                           __________ __________
Less current maturities                                    2,038,077  1,622,239


Long-term portion                                         $1,609,649 $2,508,715
                                                          ==========  ==========

Maturities of long-term debt are as follows as of June 30, 2001:

                  Year Ending
                  June 30,                                   Amount
                  2002                                   $2,038,077
                  2003                                      866,245
                  2004                                      188,659
                  2005                                      204,874
                  2006                                       47,598
                  Thereafter                                302,273
                                                         __________
                                                         $3,647,726

The company has a revolving credit note under which a maximum of $3,000,000 may be outstanding at any time. At June 30, 2001 and 2000 the outstanding balance was $2,111,586 and $1,555,149, respectively. Advances are made based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime plus 2.25% (9% at June 30, 2001). The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest is due. The notes are collateralized by substantially all of the assets of the company's subsidiaries and guaranteed by PHC.






                                                                           F-14

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

On December 7, 1998 the company issued the principal sum of $500,000 of convertible debentures with interest at 12% per annum that are due on December 2, 2004. Interest is payable quarterly. The debentures and any unpaid interest are convertible into shares of common stock at the rate of $1,000 for 500 shares of common stock, which equates to $2.00 per share of common stock. The traded market price of the company's common stock at the date of issuance of the convertible debentures was $1.188 per share and accordingly there was no beneficial conversion feature. The holders of the debentures have the right to put all or any portion of the debentures to the company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. Accordingly the $500,000 is classified as a current liability on the accompanying balance sheet. The company has the right to call the debentures upon the same terms as above. If called, the holders of the debentures then have 20 days from the date of written notice to exercise their conversion privilege as to any debentures not then already converted.

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 2001, the company was obligated under various capital leases for equipment providing for monthly payments of approximately $1,400 and $4,000 for fiscal 2001 and 2000 respectively and terms expiring from July 2001 through July 2006.

The carrying value of assets under capital leases included in property and equipment is as follows:
                                                          June 30,
                                                       2001       2000
                                                    _________________________
             Equipment and improvements             $ 73,888    $167,857
             Less accumulated amortization           (39,940)   (100,714)
                                                   __________   __________
                                                    $ 33,948    $ 67,143
                                                    ========    =========

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2001:

        Year Ending June 30,
        2002                              $  16,725
        2003                                 18,315
        2004                                 10,948
        2005                                  8,362
        2006                                  5,697
        2007                                  3,302

        Total future minimum lease payments  63,349
        Less amount representing interest    14,464

        Present value of future minimum
             lease payments                  48,885
        Less current portion                 16,725
        Long-term obligations under
        capital lease                     $  32,160
                                          ==========
                                                                           F-15

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:
                                                               June 30,
                                                            2001         2000
                                                         ______________________
Notes payable, Tot Care, Inc., company owned by the
President and principal stockholder, interest at 12%
and payable on demand                                      $100,000    $100,000
Note payable, President and principal stockholder,
interest at 12% payable on demand                           100,000     100,000
                                                           _________   _________
Total                                                      $200,000    $200,000
                                                           ========== ==========
NOTE F - INCOME TAXES

The company has the following deferred tax assets included in the accompanying balance sheets:
                                                              Year Ended
                                                                June 30,
                                                            2001        2000
                                                         ______________________
        Temporary differences attributable to:
           Allowance for doubtful accounts               $1,053,000  $1,350,000
           Depreciation                                      89,000     125,000
           Reserves not currently deductible and other      208,000      39,980
           Operating loss carryforward                    3,578,000   1,874,000
                                                        ___________   __________
                 Total deferred tax asset                 4,928,000   3,388,980
           Less:
               Valuation allowance                       (4,314,020) (2,775,000)
                                                       =============  ==========
           Subtotal                                         613,980     613,980
               Current portion                             (613,980)   (459,280)

                                                        ___________   __________
               Long-term portion                         $       --   $ 154,700
                                                       =============  ==========

The company had no deferred tax liabilities at June 30, 2001 and 2000. The company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax asset. During the past three years, the company has closed three facilities that contributed most significantly to its past losses, the Franvale Nursing and Rehabilitation Center, the Good Hope Center and the Pioneer Counseling of Virginia clinics. The company has also closed its practice management business and has implemented procedures to improve the operating efficiency of its remaining centers. The company also anticipates that it will have a gain on the final disposition of all contingent liabilities of its closed Franvale facility (see Note I).

Income tax expense is as follows:
                                                              Year Ended
                                                                June 30,
                                                            2001         2000
                                                         ______________________
               Current state income taxes                  $ 44,450    $ 79,390
                                                       =============  ==========

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE F - INCOME TAXES (CONTINUED)

Reconciliations of the statutory U.S. Federal income taxes based on a rate of 34% to actual income taxes is as follows:
                                                               Year Ended
                                                                 June 30,
                                                            2001         2000
                                                         ______________________
         Income tax benefit at statutory rate            $(1,770,000) $(235,300)
         State income taxes, net of federal benefit           29,000     52,400
         Change in valuation allowance                     1,539,020    220,000
         Effect of nondeductible items and other
           differences                                       246,430     42,290
                                                       _____________  __________
                                                          $   44,450  $  79,390

At June 30, 2001 the company had a federal net operating loss carryforward amounting to approximately $10,000,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2020.

The company has provided a significant valuation allowance against its deferred tax asset at June 30, 2001 and 2000 due to the uncertainty of its full recoverability given the company's history of operating losses. No additional valuation allowance was provided on the company's net deferred tax asset of $613,980 at June 30, 2001 and 2000 based on managements estimated projection of future taxable income.

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2005. Rent expense for the years ended June 30, 2001 and 2000 was approximately $812,000 and $714,000 respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2001 are as follows:

                            Year Ending
                             June 30,       Amount
                            ____________   ________

                              2002        $ 651,182
                              2003          625,733
                              2004          545,618
                              2005          286,795
                                          __________
                                         $2,109,328
                                         ==========

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation:

Various legal proceedings, claims and investigations of a nature considered normal to its business operations are pending against the company. The most significant of these matters is described below.

On or about September 14, 1998, the Company and its wholly owned subsidiary, Franvale, were each served with document subpoenas in connection with an on going investigation of Franvale being conducted by the Commonwealth of Massachusetts. In December 2000 the company finalized a settlement agreement with the Commonwealth in this case, which required payment of $660,000 in three installments between December 31, 2000 and June 30, 2001. This obligation has been met.

On or about May 15, 2000, the company was served with a subpoena by the United States Attorney for the District of Massachusetts. The subpoena requested, inter alia, patient and financial records relating to Franvale Nursing and Rehabilitation Center for the period of 1995 through 1998. The Company is fully cooperating with the investigation and currently is engaged in resolution discussions.

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

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2001, options for 35,500 shares were granted under this plan. A maximum of 50,000 shares may be issued under this plan. Each outside director is granted an option to purchase 2,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.

     Under the above plans, at June 30, 2001, 78,193 shares were available for future grant or purchase.

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE H - STOCK PLANS (CONTINUED)

The company had the following activity in its stock option plans for fiscal 2001 and 2000:
                                                               Weighted-Average
                                                     Number        Exercise
                                                       of           Price
                                                     Shares       Per Share
                                                  ____________  _______________
                Option plans:
                   Balance - June 30, 1999          522,875         $2.02
                   Granted                          271,000         $1.23
                   Cancelled                         (2,000)        $1.25
                   Exercised                         (9,375)        $1.25
                                                   _________
                   Balance - June 30, 2000          782,500         $1.46
                   Granted                          420,500         $0.28
                   Cancelled                        (62,000)        $0.25
                   Repriced Options
                        Original                   (791,500)        $1.38
                        Repriced                    791,500         $0.25
                                                   _________
                   Balance - June 30, 2001        1,141,000         $0.33
                                                  ==========
[2]  Stock-based compensation:

     Options for 582,706 were exercisable as of June 30, 2001 at exercise prices ranging from $0.19 to $6.63 and a weighted average exercise price of approximately $.41 per share with a weighted average remaining contractual life of approximately three years. Options for 448,750 shares were exercisable as of June 30, 2000 at exercise prices ranging from $.81 to $6.63 and a weighted average exercise price of approximately $1.58 per share with a weighted average remaining contractual life of approximately three years.

     Options to purchase 1,141,000 shares of class A common stock were outstanding at June 30, 2001 at exercise prices ranging from $.19 to $6.63 per share with a weighted-average exercise price of approximately $.33 and a weighted average remaining contractual life of approximately four years. Options to purchase 782,500 shares of class A common stock were outstanding at June 30, 2000 at exercise prices ranging from $.81 to $6.63 per share with weighted-average exercise prices of approximately $1.46 per share and a weighted-average remaining contractual life of approximately four years.

     The Company re-priced 791,500 options in January 2001. As a result of this modification, 791,500 options are subject to variable accounting from the date of the modification. The compensation expense related to 447,125 of the vested re-priced options amounted to approximately $40,000, which was recorded during the quarter ended June 30, 2001.

     The company has adopted the disclosure only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the loss per share would have been changed to the pro forma amounts indicated below:

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE H - STOCK PLANS (CONTINUED)
                                                       Year Ended
                                                       June 30,
                                                 2001           2000
                                             ____________    _____________
        Net loss applicable
           to common
           Shareholders      As reported     $(5,634,323)    $(1,577,145)

                             Pro forma        (5,721,161)     (1,727,259)

        Net loss per share   As reported     $      (.66)    $      (.23)

                             Pro forma              (.67)           (.25)

The fair value of the company's stock options used to compute pro forma loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000: dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 6.5% and 9.5% respectively; and an expected holding period of five years.

The per share weighed average grant date fair value of options granted during the years ended June 30, 2001 and 2000 was $.10 and $.30, respectively.

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

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE I - DISCONTINUED OPERATIONS (CONTINUED)

Although the full extent of the financial impact on PHC, Inc. cannot be determined at this time, the management of PHC, Inc. does not believe that the liquidation of the assets and liabilities of Quality Care will have a substantial negative impact on PHC's financial position or the results of operations. The company was subject to a guarantee signed by PHC, Inc. for furniture and equipment purchased by Quality Care during the fiscal year ended June 30, 1996. The company has come to an agreement with the leasing company and is currently making monthly payments of $5,088, for a total obligation of $183,166, which includes interest of 9%, in settlement of this obligation. The liquidation of the assets and liabilities of Franvale may result in a non-cash financial statement gain. In the quarter ended December 31, 1998, the company was relieved of the HUD mortgage of approximately $6,741,000 and surrendered the underlying assets amounting to approximately $4,329,000. The net liabilities of discontinued operations amounted to $960,552 at June 30, 2001. As of June 30, 2001 the bankruptcy remains open and management cannot predict a final date of closure at this time: however, the company did receive a letter from the bankruptcy trustee stating that discharge of the bankruptcy is awaiting the final bankruptcy report and no further claims can be made at this time.

NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the company's stock plans (Note H), the company has the following options and warrants outstanding at June 30, 2001:

 Date of                                          Number of  Exercise Expiration
Issuance                   Description             Shares     Price     Date
________________________________________________________________________________

11/01/1996  Warrant for debt placement service      25,000   $2.00 per October
             $125,000 value charged to interest     shares    share    2001
             expense over term of debt
02/18/1997  Warrant for investor relation services   4,762  $2.20 per  February
             $1,210 value passed as an adjustment   shares   share     2002
03/03/1997  Consultant warrant for investor         40,000  $ .50 per  March
             relations                               shares  share     2002
             $16,306 value passed as an adjustment
09/17/1998  Consultant warrant for investor         40,000  $ .50 per  March
             relations                              shares   share     2002
             $12,776 value passed as an adjustmet
03/31/1997  Warrants issued as registration        150,000  $2.00 per  March
             penalty on Convertible debenture      shares    share     2002
             $46,375 value charged to interest
             expense over term of debentures
06/01/1997  Warrants issued for investment         206,031  $1.82 per  May
             banker services                       shares    share     2002
             $193,748 value charged to
             professional shares fees
09/19/1997  Private Placement warrants with         86,207  $2.90 per  September
             common stock issuance                 shares    share     2002
             Equity transaction
03/10/1998  Warrants issued as a penalty for         3,000  $2.90 per  March
             late registration of private          shares    share     2003
             placement shares
             Equity transaction
03/10/1998  Warrants issued as additional           71,186  $1.76 per  March
             interest on debt                      shares    share     2003
             $48,809 value charged to interest
             expense over term of loan
07/10/1998  Warrants issued with extension of       69,347  $1.37 per  July
             debt                                  shares    share     2003
             $28,740  value  charged to interest
             expense over term of loan
07/10/1998  Warrants  issued with  extension of     25,827  $1.16 per  July
             debt as price guarantee               shares    share     2003
             $14,779  value  charged to interest
             expense over term of loan
12/31/1998  Warrants issued with convertible        30,298  $ .83 per  December
             debenture                             shares    share     2004
             $9,240 value charged to professional
             fees over term of debentures
12/31/1998  Warrants issued for convertible         72,724  $1.51 per  December
             debentures finders fee                shares    share     2003
             $25,873 value charged to
             professional fees over term of
             debentures
12/31/1998  Warrants issued for convertible         13,288  $1.51 per  December
             debentures finders fee                shares    share     2003
             $3,696 value charged to
             professional fees over term of
             debentures
12/31/1998  Warrants issued for convertible         19,311  $1.17 per  December
             debentures finders fee                shares    share     2003
             $3,246 value charged to
             professional fees over term of
             debentures

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE J - CERTAIN CAPITAL TRANSACTIONS  (CONTINUED)

 Date of                                          Number of  Exercise Expiration
Issuance                   Description             Shares     Price     Date
________________________________________________________________________________

12/01/1998  Warrants issued for convertible         12,119  $ .83 per  December
             debentures finders fee                shares    share     2003
             $1,302 value charged to
             professional fees over term of
             debentures
01/01/1999  Warrants issued for  convertible        12,119  $ .83 per  January
             debentures finders fee                shares    share     2004
             $3,696 value charged to
             professional fees over term of
             debentures
02/01/1999  Warrants issued for convertible         12,119  $ .83 per  February
             debentures finders fee                shares    share     2004
             $3,696 value charged to
             professional fees over term of
             debentures
03/01/1999  Warrants issued for convertible         12,078  $ .83 per  March
             debentures finders fee                shares    share     2004
             $3,696 value charged to
             professional fees over term of
             debentures
04/01/1999  Warrants issued for convertible         12,078  $ .83 per  April
             debentures finders fee                shares    share      2004
             $3,696  value charged to
             professional fees over term of
             debentures
05/01/1999  Warrants issued for convertible         12,078  $ .83 per  May
             debentures finders fee                shares    share     2004
             $3,696 value charged to
             professional fees over term of
             debentures
06/01/1999  Warrants issued for convertible         12,037  $ .83 per  June
             debentures finders fee                shares    share     2004
             $3,696 value charged to
             professional fees over term of
             debentures
01/05/1999  Warrants issued for investment banker   48,071  $1.13 per  January
             services                              shares    share     2004
             $18,100 value charged to
             professional fees over service
             period
04/05/1999  Warrants issued for investment banker   47,680  $1.14 per  April
             services                              shares    share     2004
             $18,100 value charged to
             professional fees over service
             period
02/23/1999  Consultant warrant for investor          3,724  $ .97 per  February
             relations                             shares    share     2004
             $1,307 value charged to
             professional fees
04/21/1999  Consultant warrant for web site          6,039  $ .83 per  April
             development services                  shares    share     2004
             $1,547 value charged  to
             professional fees
05/18/1999  Consultant warrant for web site          6,020  $ .83 per  April
             advisory services                     shares    share     2004
             $1,848 value charged to
             professional fees
04/21/1999  Warrant issued for management            5,373  $ .93 per  April
             consultant services                   shares    share     2004
             $1,547 value charged to
             professional fees
05/18/1999  Warrant issued for management            1,204  $ .83 per  May
             consultant services                   shares    share     2004
             $370 value charged to
             professional fees
07/01/1999  Warrants issued for convertible         12,037  $ .83 per  July
             debentures finders fee                shares    share     2004
             $5,745 value charged to
             professional fees over term of
             debentures
08/01/1999  Warrants issued for convertible         12,037  $ .83 per  August
             debentures finders fee                shares    share     2004
             $4,187 value charged to
             professional fees over term  of
             debentures
07/05/1999  Warrants for investment banker          47,369  $1.15 per  July
             services                              shares    share     2004
             $12,944 value charged to
             professional fees over service
             period
10/05/1999  Warrants for investment banker          47,369  $1.15 per  October
             services                              shares    share     2004
             $6,042 value charged to
             professional fees over service
             period
03/31/2000  Warrants issued for services            11,334  $1.32 per  March
             $10,000 value charged to website      shares    share     2005
             development
05/26/2000  Warrants issued as additional           60,000  $1.50 per  May
             interest on debt                      shares    share     2005
             $33,264 value charged to interest
             expense
06/28/2000  Warrants issued with preferred stock   125,000  $3.00 per  June
             placement                             shares    share     2005
             Equity transaction
06/28/2000  Warrants issued with preferred stock   115,710  $1.41 per  June
             placement                             shares    share     2005
             Equity transaction
12/20/2000  Warrants issued for investment banker   52,530  $ .20 per  December
             services                              shares    share     2005
             $1,938 value charged to
             professional fees
03/20/2001  Warrants issued for investment banker   25,195   $ .21 per  March
             services                              shares    share     2006
             $969 value charged to professional
             fees
04/15/2001  Warrants issued for investor relations  10,061  $ .25 per  April
             consulting services                   shares    share     2006
             $1,136 value charged to professional
             fees
05/15/2001  Warrants issued for investor relations  10,000  $ .25 per  May
             consulting services                   shares    share     2006
             $2,577 value charged to
             professional fees

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

 Date of                                          Number of  Exercise Expiration
Issuance                   Description             Shares     Price     Date
________________________________________________________________________________

06/15/2001  Warrants issued for investor            10,000  $ .25 per  June
             relations consulting services         shares    share     2006
             $2,577 value charged to
             professional fees
06/20/2001  Warrants issued for investment          25,000  $ .21 per  June
             banker services                       shares    share     2006
             $5,383 value charged to
             professional fees

Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black- Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants amounted to approximately $14,640 and $72,000 in fiscal 2001 and 2000, respectively.

In February 1998, the company received $950,000 in exchange for the issuance of Series B convertible preferred stock and warrants to purchase 49,990 shares of Class A common stock. The warrants are exercisable at $2.31 per share and expire in 2001. For the year ended June 30, 2000 dividends on the series B preferred stock amounted to $22,809. During the fiscal year ended June 30, 2000 the company issued 18 shares of series B preferred stock in payment of dividends in lieu of cash. As of June 30, 2000 all series B convertible preferred has been converted into shares of class A common stock, which resulted in a dividend charge of $566,703 for the year ended June 30, 2000, which was paid in class A common stock.

On June 28, 2000 the company issued 136,000 shares of series C 8% convertible preferred stock, with a stated and liquidation value of $10.00 per share, at a discount for $1,000,000, which resulted in a dividend charge to retained earnings of $360,000 for the year ended June 30, 2000. In conjunction with this transaction the company also issued a warrant to purchase 125,000 shares of class A common stock, which resulted in a charge to retained earnings of $14,963 in the year ended June 30, 2000. The investor was required to purchase an additional 34,000 shares of series C preferred stock as provided in the agreement for $250,000. This additional purchase of 34,000 shares was completed in August 2000 resulting in an additional dividend charge to retained earnings in fiscal year 2001 of $90,000.

The series C preferred stock is convertible unto shares of class A common stock. In February 2001 the Series C preferred stock agreement was amended to allow for conversion at 90% of the market value of class A common Stock. This beneficial conversion feature resulted in a dividend charge to retained earnings of $166,500 for the year ended June 30, 2000. As part of the amendment, the holders of the series C preferred stock also agreed to limit its conversions of preferred stock so that such conversions will not in the aggregate convert into greater than 20% of the outstanding common stock of the corporation, 821,705 additional shares of class A common stock, from the date of the agreement through July 31, 2001. Through June 30, 2001, 1,160,160 shares of class A common stock have been issued upon conversion of 19,300 shares of series C convertible preferred stock, including accrued dividends outstanding on those preferred shares. Of these shares of class A common stock, 350,250 were issued after the February 2001 amendment.

Accrued dividends included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet were $120,350 at June 30, 2001. No dividends were accrued and unpaid at June 30, 2000.

Under existing dilution agreements with other stockholders the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effect of transactions through June 30, 2001 are reflected in the table above. The value of the additional shares issuable as a result of these dilution provisions was not material.

NOTE K - ACQUISITIONS

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

In August 2000 the company reached an agreement with the former owners on the terms and amount of the final earn out payment. This payment was made in the form of Notes totaling $700,000 and 414,815 shares of class A common stock, valued at $297,500. This agreement was effective May 2000 and is reflected in the accompanying consolidated financial statements. Accrued expenses included $297,500 at June 30, 2000, which reflects the obligation for the 414,815 shares issued in August 2000.

At June 30, 2000, Rubenfaer owed the company $4,364,510 which included acquisition costs, management fees, working capital advances and interest on advances through June 30, 1999. At June 30, 2000, a reserve of approximately $1,125,000 was established in consideration of the period of time expected for repayment, the level of Rubenfaer's cash flow and other information available at that time. In December 2000 the company's Board of Directors decided to close BSC due to the deterioration of its operating results. Although the company had no ownership interest in Rubenfaer, BSC was dependent on the success of Rubenfaer's operations through its management services agreement with Rubenfaer. During fiscal 2001, Rubenfaer closed its business operations and the net amount due from Rubenfaer of $3,401,650 was deemed unrecoverable and was charged to practice management closing expenses during fiscal 2001 (see note A).

NOTE L - BUSINESS SEGMENT INFORMATION

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

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

NOTE L - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                BEHAVIORAL HEALTH

                       TREATMENT ADMINISTRATIVE   ONLINE
                       SERVICES    SERVICES       SERVICES    ELIMINATIONS     TOTAL
                     ___________________________________________________________________

  For the Year ended
    June 30, 2001
________________________________________________________________________________________
Revenues - external
   customers          $21,087,473   $ 1,644,296    $   18,067              0   $22,749,836
Revenues -
 intersegment                   0   $ 1,932,792    $   35,245   $ (1,968,037)            0
Segment profit
 (loss)               $ 2,936,935   $(7,384,801)   $ (802,839)             0   $(5,250,705)
Total assets          $ 8,503,698   $23,551,391    $  125,582   $(22,457,219)  $ 9,723,452

Capital expenditures  $   126,566   $    43,063    $   87,439              0   $   257,068
Depreciation  &
 amortization         $   187,876   $    53,179    $   21,172              0   $   262,227
_________________________________________________________________________________________
  For the Year ended
    June 30, 2000
_________________________________________________________________________________________
Revenues - external
   customers          $18,675,840   $ 1,702,920             0              0   $20,378,760
Revenues -
 intersegment                   0   $ 1,819,000    $    9,669   $ (1,828,669)            0
Segment profit
 (loss)               $ 1,690,314   $(1,818,723)   $ (484,262)             0   $  (612,671)
Total assets          $ 9,524,005   $27,608,700    $   63,200   $(21,308,096)  $15,887,809
Capital expenditures  $    41,593   $    38,785    $   68,979              0   $   149,357
Depreciation  &
   amortization       $   233,064   $   114,082    $    9,495              0   $   356,641
Change in
 accounting
 principle
 (amortization)       $    54,700   $    16,418    $    1,332              0   $    72,450


PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the company as of June 30, 2001 are as follows:

            Name                  Age                   Position
____________________________      ___  _________________________________________
Bruce A. Shear                     46  Director, President and Chief Executive
                                         Officer
Robert H. Boswell                  52  Senior Vice President
Michael R. Cornelison              51  Executive Vice President
Paula C. Wurts                     52  Controller, Treasurer and Assistant Clerk
Gerald M. Perlow, M.D. (1)(2)      63  Director and Clerk
Donald E. Robar (1)(2)             64  Director
Howard W. Phillips                 71  Director
William F. Grieco (1)              47  Director

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

     MICHAEL R. CORNELISON has served as Executive Vice President and Chief Operating Officer of the company since June 1999. Mr. Cornelison also served as the Director of Michigan Operations from December of 1997 through April 1998 and Vice President of Operations from April 1998 through June of 1999. Prior to joining the company Mr. Cornelison spent eleven years as a psychiatric hospital administrator for both Universal Health Services and Charter Medical Systems. Mr. Cornelison attended Washington State University and received a degree in Business Management from LaSalle University in 1975. Mr. Cornelison has served two terms as member of the Board of Governors of the Federation of American Health Systems.

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

     DONALD E. ROBAR has served as a Director of the company since 1985 and as the Treasurer from February 1996 until April 2000. He served as the Clerk of the company from 1992 to 1996. Dr. Robar has been a professor of Psychology since 1961, most recently at Colby-Sawyer College in New London, New Hampshire. Dr. Robar received an Ed.D. from the University of Massachusetts in 1978, an M.A. from Boston College in 1968 and a B.A. from the University of Massachusetts in 1960.

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

     WILLIAM F. GRIECO has served as a Director of the company since February 18, 1997. Since August 1999 Mr. Grieco has been the Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization. From November 1995 to July 1999 he served as Senior Vice President and General Counsel for Fresenius Medical Care North America. From 1989 until November of 1995, Mr. Grieco was a partner at Choate, Hall & Stewart. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management from Harvard University in 1978 and a JD from Boston College Law School in 1981.

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

Executive Compensation

     Four executive officers of the company received compensation in the 2001 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the company for services rendered to these executives in fiscal year 2001, 2000, and 1999:

                           Summary Compensation Table
                                                                Long Term
                                                              Compensation
                              Annual Compensation                Awards
                          ________________________________  ___________________


 (a)                   (b)    (c)         (d)  (e)           (g)          (i)
Name and                                        Other        Securities
Principal                                       Annual       Underlying   All Other
Position               Year  Salary      Bonus  Compensation Options/SARs Compensation
                              ($)         ($)     ($)           (#)          ($)
_________________________________________________________________________________________
Bruce A. Shear         2001  $310,000(1)     --   $19,571(2)     67,000      $ 6,285
 President and         2000  $300,195(1)     --   $10,159(3)     50,000      $22,517
 Chief Executive       1999  $300,195(1)     --   $ 7,940(4)     50,000      $21,622
 Officer

Robert H. Boswell      2001  $126,000    $16,309  $15,521(5)     41,000      $ 3,864
 Senior Vice           2000  $116,000    $32,200  $12,846(6)     26,666      $14,261
 President             1999  $111,083    $   800  $ 7,955(7)     65,000      $29,753


Michael R. Cornelison  2001  $ 96,000    $15,910  $14,160(8)     41,000      $ 3,864
 Executive Vice        2000  $ 88,750    $13,000  $11,537(9)      5,000      $ 2,252
 President             1999  $ 81,265    $ 9,376  $ 3,400(10)    10,000      $ 4,435

Paula C. Wurts         2001  $100,800    $ 6,414  $13,867(11)    41,000      $ 3,864
 Controller, Treasurer 2000  $ 90,800    $13,500  $ 9,642(12)    33,334      $17,263
And Assistant Clerk    1999  $ 85,883        --   $ 8,950(13)    20,000      $ 9,055


(1) Although the Board of Director authorized base salary effective July 1, 1995 is $310,000 base salary was drawn as listed above.

(2) This amount represents $3,799 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear, $208 in club membership dues paid by the company for the benefit of Mr. Shear, $2,921 personal use of a company car held by Mr. Shear and $7,875 based on the intrinsic value of the repricing of options held by Mr. Shear.

(3) This amount represents $3,383 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,837 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear and $1,938 personal use of a company car held by Mr. Shear.

(4) This amount represents $2,791 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $2,792 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear and $2,357 personal use of a company car held by Mr. Shear.

(5) This amount represents a $6,000 automobile allowance, $1,195 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $22 in Class A Common Stock issued to employees, $219 in benefit derived from the purchase of shares through the employee stock purchase plan, and $8,085 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(6) This amount represents a $6,000 automobile allowance, $952 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $3,000 in relocation expenses paid to Mr. Boswell and $2,894 in benefit derived from the purchase of shares through the employee stock purchase plan.

(7) This amount represents a $6,000 automobile allowance, $357 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $704 in other benefits paid by the company on behalf of Mr. Boswell and $894 in benefit derived from the purchase of shares through the employee stock purchase plan.

(8) This amount represents a $7,050 automobile allowance, $22 in Class A Common Stock issued to employees and $7,088 based on the intrinsic value of the repricing of options held by Mr. Cornelison.

(9) This amount represents a $4,700 automobile allowance, $6,050 as a result of the exercise of options and $787 in benefit derived from the purchase of shares through the employee stock purchase plan.

(10) This amount represents a $3,400 automobile allowance.

(11) This amount represents a $4,800 automobile allowance, $4,319 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $22 in Class A Common Stock issued to employees, $146 in benefit derived from the purchase of shares through the employee stock purchase plan and $4,580 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(12) This amount represents a $4,800 automobile allowance, $3,878 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $964 in benefit derived from the purchase of shares through the employee stock purchase plan.

(13) This amount represents a $4,800 automobile allowance, $3,940 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $210 in benefit derived from the purchase of shares through the employee stock purchase plan.

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

COMPENSATION COMMITTEE

     The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The compensation Committee met once during fiscal 2001. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

AUDIT COMMITTEE

     The Audit Committee consists of Mr. Donald Robar, Dr. Gerald Perlow and Mr. William Grieco. The Audit Committee met two times during fiscal 2001. All committee members attended both meetings.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the company's Stock Plan on August 26, 1993 and the stockholders of the company approved the plan on November 30, 1993 and amended the plan on December 26, 1997 and December 23, 1998. The Stock Plan provides for the issuance of a maximum of 1,000,000 shares of the Class A Common Stock of the company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the company.

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

     During the fiscal year ended June 30, 2001, the company issued additional options to purchase 414,500 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $.19 to $.30. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant. One hundred thousand of the options issued during the fiscal year ended June 30, 2000 were issued with immediate vesting of 50% and the balance vested in year five of the ten-year life of the options.

     No options were exercised during the fiscal year ended June 30, 2001. A total of 9,375 options were exercised at $1.25 each during the fiscal year ended June 30, 2000.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan allows for a total of 150,000 shares of class A common stock to be issued under the plan.

     As of June 30, 2001 a total of 86,307 shares of class A common stock have been issued under the plan since the first offering which began on February 1, 1997 through the latest completed offering which ended in January 2001. Fifteen employees are participating in the current offering period under the plan, which began on February 1, 2001 and will end on January 31, 2002.

Non-Employee Director Stock Plan

     The Board of Directors adopted the company's Non-Employee Director Stock Plan (the "Director Plan") on October 18, 1995. The Stockholders of the company approved the plan on December 15, 1995 and amended the plan on December 26, 1997. Non-qualified options to purchase a total of 50,000 shares of Class A Common Stock are available for issuance under the Director Plan.

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

     On February 18, 1997, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $2.06. On February 23, 1999, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $1.03. On December 28, 1999, the company issued options to purchase 6, 000 shares of class A common stock under the Director Plan at an exercise price of $.81. On January 11, 2001 the company issued options to purchase 6,000 shares of class A common stock under the Director Plan at an exercise price of $.22. As of June 30, 2000, none of the options issued had been exercised.

     The following table provides information about options granted to the named executive officers during fiscal 2001 under the company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                    Individual Grants
                   ____________________

(a)                (b)             (c)          d)            (e)
                                   % of
                                   Total
                   Number of       Options/SARs
                   Securities      Granted to   Exercise
                   Underlying      Employees    or Base
                   Options/SARs    in Fiscal    Price           Expiration
                   Granted (#)     Year         ($/Share)       Date
                  _____________________________________________________________
Name
_________________
Bruce A. Shear        67,000       16.2%        $ .30                04/12/2006
Robert H. Boswell      5,000        1.2%        $ .25                10/12/2005
                      36,000        8.7%        $ .30                04/12/2006
Michael R. Cornelison  5,000        1.2%        $ .25                10/12/2005
                      36,000        8.7%        $ .30                04/12/2006
Paula C. Wurts         5,000        1.2%        $ .25                10/12/2005
                      36,000        8.7%        $ .30                04/12/2006

All Directors and
 Officers as a
 group (8 Persons)   196,000       46.6%        $.22-$.30  10/12/2005-4/12/2006

     The following table provides information about options exercised by the named executive officers during fiscal 2001 and the number and value of options held at the end of fiscal 2001.

(a)                  (b)       (c)      (d)              (e)
                                          Number of
                                          Securities         Value of
                                          Underlying         Unexercised
                      Shares              Unexercised        In-the-Money
Name                  Acquired            Options/SARs at    Options/SARs at
                      on        Value     FY-End (#)         FY-End ($)
                      Exercise  Realized  Exercisable/       Exercisable/
                        (#)       ($)     Unexercisable      Unexercisable
_______________________________________________________________________________
Bruce A. Shear           --       --      129,250/ 87,750     $10,795/$ 5,385
Robert H. Boswell        --       --      121,333/ 60,333     $10,470/$ 4,080
Michael R. Cornelison    --       --      115,250/ 35,750     $ 9,923/$ 1,867
Paula C. Wurts           --       --       69,667/ 52,417     $ 5,820/$ 3,368
All Directors and
 Officers as a
 group (8 persons)       --       --      571,875/346,875     $45,948/$21,000

     In February 1997, all 95,375 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. In September 1998, all 21,875 options due to expire, were extended for an additional five years. Also in September 1998, all 183,875 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. In January 2001, all 791,500 shares underlying the then outstanding employee stock options were repriced to $0.25 using the existing exercise durations, which was greater than the current market price. The computed effect of the option repricing of $55,831 was charged to salaries in the quarter ended June 30, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the company currently outstanding) as of August 31, 2001 by each person known by the company to beneficially own more than 5% of any class of the company's voting securities, each director of the company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the company as a group. Unless otherwise indicated below, to the knowledge of the company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the company has relied on the information furnished by the persons listed below:

                        Name and Address           Amount and        Percent
Title of Class          of Beneficial Owner        Nature            of
                                                   of Beneficial     Class
                                                   Owner             (12)
_______________________________________________________________________________
Class A Common Stock    Gerald M. Perlow           59,375(1)           *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA  01960
                        Donald E. Robar            66,375(2)           *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA  01960
                        Bruce A. Shear            379,245(3)           4.3%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA  01960

                        Name and Address           Amount and        Percent
Title of Class          of Beneficial Owner        Nature            of
                                                   of Beneficial     Class
                                                   Owner             (12)
_______________________________________________________________________________
Class A Common Stock    Robert H. Boswell         159,128(4)           1.8%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA  01960
                        Howard W. Phillips         47,750(5)           *
                        P. O. Box 2047
                        East Hampton, NY 11937
                        William F. Grieco          53,375(6)           *
                        115 Marlborough Street
                        Boston, MA   02116
                        Paula C. Wurts             92,841(7)           1.1%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA  01960
                        Michael R. Cornelison     128,159(8)           1.4%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, Ma  01960
                        All Directors and
                        Officers as a Group     1,014,790(9)          10.8%
                        (8 persons)
Class B Common Stock    Bruce A. Shear            671,259(11)         92.3%
(10)                    c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        All Directors and         671,259             92.3%
                        Officers as a Group
                        (8 persons)

  *  Less than 1%

1. Includes 37,625 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
2. Includes 41,125 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
3. Includes 129,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.30 per share.
4. Includes an aggregate of 133,833 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.25 to $.30 per share.
5. Includes 36,000 shares issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $.30 per share.
6. Includes 31,625 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.50 per share.
7. Includes 72,167 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.30 per share.
8. Includes 115,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.30 per share.

9. Includes an aggregate of 596,875 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 6,000 have an exercise price of $3.50 per share, 6,000 have an exercise price of $2.06 per share, 4,500 have an exercise price of $1.03 per share, 3,000 have an exercise price of $.81 per share, 66,625 have an exercise price of $.30, 503,250 have an exercise price of $.25 and 2,000 have an exercise price of $.22.
10. Each share of class B common stock is convertible into one share of class A common stock automatically upon any sale or transfer or at any time at the option of the holder.
11. Includes 56,369 shares of class B common stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
12. Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the company's Board of Directors).

     By virtue of the fact that class B shareholders have the right to elect three of the five members of the Board of Directors and Mr. Shear owns 92% of the class B shares, Mr. Shear has the right to elect the nominees and therefore control the Board of Directors.

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 31, 2001:

                  Bruce A. Shear ............................29.99%
                  All Directors and Officers as a Group
                     (8 persons).............................33.75%


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last twelve years, Bruce A. Shear, a director and the President and Chief Executive Officer of the company, and persons affiliated and associated with him have made a series of unsecured loans to the company and its subsidiaries to enable them to meet on going financial commitments. The borrowings generally were entered into when the company did not have financing available from outside sources and, in the opinion of the company, were entered into at market rates given the financial condition of the company and the risks of repayment at the time the loans were made. As of June 30, 2001, the company owed an aggregate of $200,000 to related parties.

     During the period ended June 30, 2001, the company paid Mr. Shear and affiliates approximately $22,300 in principal and accrued interest under various notes. As of June 30, 2001, the company owed Bruce A. Shear $100,000 on a promissory note, which is dated August 13, 1998, bears interest at the rate of 12% per year and is payable on demand and Tot Care, Inc., an affiliate of Bruce
A. Shear, $100,000 on promissory notes dated May 28, 1998 and June 9, 1998 which bear interest at the rate of 12% per year and are payable on demand.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.                              Description

    3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the company's Registration Statement on March 2, 1994).
    3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts. (Filed with the 10-QSB dated May 1997).
    3.1.2 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1.2 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
    3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
    3.3 Certificate of Designation of Series C Convertible Preferred Stock of PHC, Inc. adopted by the Board of Directors on June 15, 2000 and June 26, 2000. (Filed as exhibit 4.35 to the company's Registration
          Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
    3.4 Certificate of Designation of Series C Convertible Preferred Stock of PHC, Inc. adopted by the Board of Directors on June 15, 2000 and June 26, 2000. (Filed as exhibit 4.39 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
    4.1 Form of Warrant Agreement. (Filed as exhibit 4.1 to the company's Registration Statement on March 2, 1994).
    4.2 Form of Unit Purchase Option. (Filed as exhibit 4.4 to the company's Registration Statement on March 2, 1994).
    4.3 Warrant Agreement issued to Alpine Capital Partners, Inc. to purchase 25,000 Class A Common shares dated October 7, 1996. (Filed as exhibit
          4.15 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission November 5, 1996. Commission file number 0-22916).
    4.4 Warrant Agreement issued to Barrow Street Research, Inc. to purchase 3,000 Class A Common shares dated February 18, 1997. (Filed as exhibit
          4.17 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
    4.5 Consultant Warrant Agreement by and between PHC, Inc., and C.C.R.I. Corporation dated March 3, 1997 to purchase 160,000 shares Class A Common Stock. (Filed as exhibit 4.18 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
    4.6 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for 50,000 shares of Class A Common Stock dated 6/4/97. (Filed as exhibit 4.22 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
    4.7 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for up to 86,207 shares of Class A Common Stock dated 09/19/97. (Filed as exhibit 4.25 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    4.8 Transfer from Seacrest Capital Securities of PHC, Inc. and securities to Summit Capital Limited dated 12/19/97. (Filed as exhibit 4.26 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    4.9 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, LP for 3,000 shares of Class A Common Stock. (Filed as exhibit 4.27 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-22916).

Exhibit No.                              Description

    4.10 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated March 10, 1998. (Filed as exhibit 4.30 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    4.11 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated July 10, 1998. (Filed as exhibit 4.31 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    4.12 Warrant Agreement by and between Joan Finsilver and PHC, Inc. dated 07/31/98 for 60,000 shares common stock. (Filed as exhibit 4.15 to the company's report on 10-KSB filed with the Securities and Exchange
          Commission on October 13, 1998. Commission file number 0-22916. Replaces exhibit 4.15 to the company's report on Form 10-KSB. Filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    4.13 Warrant Agreement by and between Brean Murray and Company and PHC, Inc. dated 07/31/98 for 90,000 shares common stock. (Filed as exhibit
          4.17 to the company's report on 10-KSB filed with the Securities and Exchange Commission on October 13, 1998. Replaces exhibit 4.23 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    4.14 Warrant Agreement by and between HealthCare Financial Partners, Inc. and its subsidiaries (collectively "HCFP") and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock. (Filed as exhibit 4.18 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    4.15 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3. (Filed as exhibit 4.19 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    4.16 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000. (Filed as exhibit
          4.20 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
    4.17 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
    4.18 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
    4.19 Warrant Agreement by and between PHC, Inc., and National Securities Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock. (Filed as exhibit 4.23 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
    4.20 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999. (Filed as exhibit 4.24 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).

Exhibit No.                              Description

    4.21 Warrant Agreement by and between PHC, Inc., and Barrow Street Research for 3,000 shares of Class A Common Stock dated February 23, 1999. (Filed as exhibit 4.24 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
    4.22 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated March 1, 1999. (Filed as exhibit 4.25 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
    4.23 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.26 to the company's Registration Statement on Form S-3 dated
          June  1,  1999.   Commission  file  number  333-76137).
    4.24 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated May 1, 1999. (Filed as exhibit 4.27 to the company's Registration Statement on Form S-3 dated May 14, 1999. Commission file number 0-22916).
    4.25 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.28 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
    4.26 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit 4.29 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
    4.27 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated August 1, 1999. (Filed as exhibit 4.30 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
    4.28 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1999. (Filed as exhibit 4.31 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
    4.29 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1999. (Filed as exhibit 4.32 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
    4.30 Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and CCRI, Inc. and Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and M&K Partners both dated 3/3/97; replaces warrant for 160,000 shares dated 3/3/97 by and between PHC, Inc. and CCRI, Inc. (Filed as exhibit 4.34 to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).
    4.31 Common Stock Purchase Warrant by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit 4.36 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
    4.32 Common Stock Purchase Warrant by and between PHC, Inc. and Heller Healthcare Finance, Inc. for 60,000 shares of Class A Common Stock. (Filed as exhibit 4.37 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    4.33 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.38 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
    4.34 Warrant Agreement issued to Union Atlantic Capital, LC. to purchase 25,000 Class A Common shares dated March 20, 2001. (Filed as exhibit
          4.40 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).

Exhibit No.                              Description

    4.35 Warrant Agreement issued to Marshall Sternan to purchase 10,000 Class A Common shares dated April 15, 2001. (Filed as exhibit 4.41 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
   *4.36 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000.
   10.1 1993 Stock Purchase and Option Plan of PHC, Inc., as amended December 26, 1997. (Filed as exhibit 10.1 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
   10.2 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994).
   10.3 Security Agreement Note of PHC of Virginia, Inc. in favor of Mount Regis Center, Inc., dated July 28, 1987, in the amount of $90,000, guaranteed by PHC, Inc., with Security Agreement, dated July 1987. (Filed as exhibit 10.34 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
   10.4 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
   10.5 1995 Employee Stock Purchase Plan. (Filed as exhibit 10.74 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
   10.6 1995 Employee Stock Purchase Plan. (Filed as exhibit 10.7 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
   10.7 1995 Non-Employee Director Stock Option Plan. (Filed as exhibit 10.75 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418. As amended on Form S-8 dated March 12, 1999. Commission File number 333-74373).
   10.8 Unconditional Guaranty of Payment and performance by and between PHC, Inc. in favor of HCFP. (Filed as exhibit 10.112 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
   10.9 Amendment number 1 to Loan and Security Agreement dated May 21, 1996 by and between PHC, of Utah, Inc. and HCFP Funding providing collateral for the PHC of Michigan, Inc. Loan and Security Agreement. (Filed as exhibit 10.113 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997 Commission file number 0-22916).

Exhibit No.                              Description

   10.10 Secured Term Note by and between PHC of Michigan, Inc. and Healthcare Financial Partners - Funding II, L.P. in the amount of $1,100,000 dated March 1997. (Filed as exhibit 10.116 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
   10.11  Master  Equipment  Lease  Agreement by and between PHC,  Inc. and LINC
          Capital Partners dated March 18, 1997 in the amount of $200,000. (Filed as exhibit 10.121 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
   10.12 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)
   10.13 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.123 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
   10.14 Financial Advisory Agreement, Indemnification Agreement and Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
   10.15 Secured Term Note; Mortgage; Environmental Indemnity; Agreement Guaranty by PHC, Inc.; and Amendment No. 2 Loan and Security Agreement by and between Healthcare Financial; and PHC, Inc. of Michigan dated December 1997. (Filed as exhibit 10.129 to the company's Registration Statement on Form SB-2 dated January 8, 1997. Commission file number 333-25231).
   10.16 Secured Bridge Loan to be made to PHC, Inc. by HCFP Funding II, Inc. in the amount of $350,000 dated March 10, 1998. (Filed as exhibit
          10.136 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission. Commission file number 0-22916 on April 29, 1998).
   10.17 First Amendment to Mortgage between PHC of Michigan, Inc. and HCFP Funding, Inc. (Filed as Exhibit 10.137 to the company's 10-QSB filed on May 15, 1998. Commission file number 0-22916).
   10.18  Secured  Unconditional  Guaranty  of Payment  and  performance  by and between BSC-NY, Inc. and HCFP Funding II, Inc. in the amount of $350,000. (Filed as exhibit 10.138 to the company's Registration
          Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
   10.19 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.139 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
   10.20 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July 1998. (Filed as exhibit 10.140 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
   10.21 Amendment No. 1 to Secured Bridge Note dated July 10, 1998 by and between PHC, Inc. and HCFP Funding II, Inc. (Filed as exhibit 10.141 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
   10.22 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.142 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).

Exhibit No.                              Description

   10.23 Promissory Note for $50,000 dated June 9, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.143 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
   10.24 Amendment No. 1 to Loan and Security Agreement in the amount of $4,000,000 by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.57 to the company's report on Form 10-KSB dated October 13, 1998. Commission file number 0-22916).
   10.25 Promissory Note by and between PHC, Inc. and Bruce A. Shear dated August 13, 1998, in the amount of $100,000. (Filed as exhibit 10.58 to the company's report on Form 10-QSB dated November 3, 1998. Commission file number 0-23524).
   10.26 Financial Advisory and Consultant Agreement by and between National Securities Corporation and PHC, Inc. dated 01/05/99 (Filed as exhibit
          10.61 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
   10.27 This amendment no. 2 to secured bridge note (the "Amendment") is hereby entered into as of the 10th day of May 1999 by and among PHC, INC., a Massachusetts corporation ("Borrower"), and HCFP FUNDING II, INC., a Delaware corporation ("Lender"). (Filed as exhibit 10.63 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
   10.28 Loan and Security Agreement by and between Heller Healthcare Finance, Inc. f/k/a HCFP Funding, Inc. and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. dated August 11, 1999. (Filed as 10.64 exhibit to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
   10.29 Amendment number 3 to Secured Bridge Note dated May 10, 1999 by and between PHC, Inc. and HCFP (Filed as exhibit 10.65 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 1999. Commission file number 0-22916).
   10.30 Promissory Note by and between PHC, Inc. and Mellon US Leasing Corporation dated November 1999, in the amount of $160,000. (Filed as exhibit 10.68 to the company's report on Form 10-QSB dated November 15, 1999.
   10.31 Secured Term Loan for $1,000,000 by and between PHC of Michigan, Inc and Heller Finance, Inc., which includes Secured Term Note from Borrower; Restated Mortgage by and between Borrower and Lender; Guaranty of Term Loan by PHC, Inc.; Secured Guaranty of Term Loan by BSC-NY, Inc.; Guaranty of Term Loan by Bruce A. Shear and Letter Agreement. (Filed as exhibit 10.69 to the company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2000. Commission file 0-22916).
   10.32 Amendment number 1 to Loan and Security Agreement dated February 17, 2000 by and between PHC of Michigan, Inc., PHC, of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Heller Healthcare Finance, Inc., f/k/a HCFP Funding in the amount of $2,500,000. (Filed as exhibit 10.70 to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).
   10.33 Secured Term Note by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. in the amount of $500,000 dated May 26, 2000. (Filed as exhibit 10.71 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).

Exhibit No.                              Description

   10.34 Registration Rights Agreement by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit 10.72 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
   10.35 Release Notice by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit 10.73 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
   10.36 Escrow Instruction by and between PHC, Inc.; The Shaar Fund Ltd. and Cadwalader, Wickersham & Taft (an Escrow Agent) dated June 28, 2000. (Filed as exhibit 10.74 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
   10.37 Securities Purchase Agreement by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000 to purchase 125,000 shares of Class A Common Stock. (Filed as exhibit 10.75 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
   10.38 Promissory Note for $532,000 dated May 30, 2000 by and between PHC, Inc. and Irwin J. Mansdorf, Ph.D. (Filed as an exhibit 10.76 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
   10.39 Promissory Note for $168,000 dated May 30, 2000 by and between PHC, Inc. and Yakov Burstein, Ph.D. (Filed as exhibit 10.77 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
   10.40 Settlement Agreement and Mutual Releases by and between PHC, Inc. and Yakov Burstein, Ph.D. and Irwin J. Mansdorf, Ph.D. dated May 30, 2000. (Filed as exhibit 10.78 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
   10.41 Restated mortgage for $3,100,000 by and between PHC of Michigan, Inc. and Heller Finance, Inc., which includes Secured Unconditional
          Guaranty of Payment and Performance by PHC, Inc.; Secured Unconditional Guaranty of Payment and Performance by BSC-NY, Inc.; Secured Unconditional Guaranty of Payment and Performance by Bruce A. Shear and Amended and Restated Cross-Collateralization and Cross-Default Agreement By and Among PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. (Collectively, "Borrower") And Heller Healthcare Finance, Inc. ("Lender"). (Filed as exhibit 10.79 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
   10.42 Loan and Security Agreement by and among Heller Healthcare Finance, Inc., f/k/a HCFP Funding, Inc. and PHC Of Michigan, Inc., Et Al dated December 18, 2000. (Filed as exhibit 10.52 to the company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2001. Commission file number 0-22916).
   10.43 Consolidated Restated Mortgage by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc., Second Amended and Restated Cross-Collateralization and Cross-Default Agreement dated March 9 , 2001. (Filed as exhibit 10.53 to the company's report on Form 10-QSB dated May 14, 2001. Commission file 0-22916).
   10.44 Amendment number one, dated March 2001, to the Secured Term Note by and between PHC of Michigan, Inc. and Heller Healthcare Financial, Inc. in the amount of $1,100,000 dated March 1997. (Filed as exhibit
          10.54 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).

Exhibit No.                              Description

  *10.45 Loan and Security Agreement originally dated as of February 18, 1998 by and among Heller Healthcare Finance, Inc. and PHC of Michigan, Inc., PHC of Utah, Inc. and Pioneer Counseling Centers of Virginia, Inc. dated as of June 27, 2001.
  *10.46 Amendment number 2 to Loan and Security Agreement originally dated February 18, 1998 by and among PHC, of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. in the amount of $3,000,000 amended as of May 24, 2001.
   21.1 List of Subsidiaries. (Filed as an exhibit to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).

* Filed herewith

(b) REPORTS ON FORM 8-K.

     The company filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          PHC, INC.


Date: September  25 , 2001                By: /S/   BRUCE A. SHEAR
                                                    Bruce A. Shear, President
                                                    and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE                      TITLE(S)                         DATE
______________________________________________________________________________


/s/  BRUCE A. SHEAR            President, Chief             September 25, 2001
     Bruce A. Shear            Executive  Officer  and
                               Director  (principal
                               executive officer)

/s/  PAULA C. WURTS            Controller and Treasurer     September 25, 2001
     Paula C. Wurts            (principal financial and
                               accounting officer)

/s/  GERALD M. PERLOW          Director                     September 25, 2001
     Gerald M. Perlow

/s/  DONALD E. ROBAR           Director                     September 25, 2001
     Donald E. Robar

/s/  Howard Phillips           Director                     September 25, 2001
     Howard Phillips

 /s/ WILLIAM F. GRIECO         Director                     September 25, 2001
     William F. Grieco