Form 10-Q
period 2001-09-30
PHC INC /MA/
filed 2001-11-13
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO


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

                                  978-536-2777
                           (Issuer's telephone number)
 ------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X No____

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of October 31, 2001

      Class A Common Stock    8,908,917
      Class B Common Stock      726,991

Transitional Small Business Disclosure Format
(Check one): Yes______ No X

PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30, 2001 and June 30, 2001.

          Condensed Consolidated Statements of Operations - Three months ended September 30, 2001 and September 30, 2000.

          Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2001 and September 30, 2000.

          Notes to Condensed Consolidated Financial Statements - September 30, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation


Signatures

PART I.   FINANCIAL INFORMATION
Item 1    Financial Statements

                            PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                     September 30,      June 30,
                  ASSETS                                 2001          2001
                                                      __________    ___________
Current assets:
  Cash and cash equivalents                          $   138,709    $   43,732
  Accounts receivable, net of allowance for bad
    debts of  $2,750,799 at September 30, 2001,
    $2,632,525 at June 30, 2001                        5,605,746     5,620,715
   Prepaid expenses                                      208,400        63,940
   Other receivables and advances                         97,755       112,579
   Deferred income tax asset                             613,980       613,980
                                                     ____________   ___________
       Total current assets                            6,664,590     6,454,946
Accounts receivable, noncurrent                          600,000       600,000
Other receivable                                         128,661       104,863
Property and equipment, net                            1,340,915     1,338,066
Deferred financing costs, net of amortization of
    $89,555 at September 30, 2001 and $114,109
    at June 30, 2001                                      18,000        20,000
Goodwill, net of accumulated amortization of
    $270,105 at September 30, 2001 and June 30, 2001     969,099       969,099
Other assets                                             250,042       236,478
                                                     ____________   ___________
    Total assets                                     $ 9,971,307   $ 9,723,452
                                                     ============   ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 1,882,403   $ 1,866,631
  Notes payable--related parties                         200,000       200,000
  Current maturities of long-term debt                 2,158,669     2,038,077
  Revolving credit note                                2,081,209     2,111,586
  Current portion of obligations under capital
    leases                                                14,471        16,725
  Accrued payroll, payroll taxes and benefits            379,981       460,723
  Accrued expenses and other liabilities               1,308,419     1,208,469
  Convertible debentures                                 500,000       500,000
  Net current liabilities of discontinued
    operations                                           957,585       960,552
                                                     ____________   ___________
     Total current liabilities                         9,482,737     9,362,763
                                                     ____________   ___________
Long-term debt                                         1,334,668     1,609,649
Obligations under capital leases                          29,493        32,160
                                                     ____________   ___________
  Total noncurrent liabilities                         1,364,161     1,641,809
                                                     ____________   ___________
  Total liabilities                                   10,846,898    11,004,572
                                                     ____________   ___________
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 1,000,000
    shares authorized, 150,700 issued and
    outstanding September 30, 2001 and June 30, 2001       1,507         1,507
  Class A common stock, $.01 par value; 20,000,000
    shares authorized, 8,711,084 and 8,709,834 shares
    issued September 30, 2001 and June 30, 2001,
    respectively                                          87,111        87,098
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 726,991 issued and outstanding
    September 30, 2001 and June 30, 2001, convertible
    into one share of Class A common stock                 7,270         7,270
    Additional paid-in capital                        18,685,796    18,696,779
  Treasury stock, 38,126 shares at September 30,2001
    and 22,926 shares at June 30, 2001, at cost          (30,988)      (24,894)
  Notes receivable, common stock                         (80,000)      (80,000)
  Accumulated deficit                                (19,546,287)  (19,968,880)
                                                     ____________   ___________
  Total stockholders' equity (deficit)                  (875,591)   (1,281,120)
                                                     ____________   ___________
      Total liabilities and stockholders' equity
         (deficit)                                   $ 9,971,307   $ 9,723,452
                                                     ============   ===========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                          September 30,
                                                        2001           2000
                                                    ____________   ____________
Revenues:
  Patient care, net                                  $ 5,319,144   $ 4,711,932
  Management fees                                             --       345,111
  Pharmaceutical studies                                  79,817        34,478
  Website services                                         2,301        15,000
  Contract support services                              212,976       179,977
                                                     ____________  ____________
Total revenue                                          5,614,238     5,286,498
                                                     ____________  ____________

Operating expenses:
  Patient care expenses                                2,672,391     2,207,335
  Cost of contract support services                      168,972       162,001
  Provision for doubtful accounts                        116,439       826,910
  Website expenses                                        80,947       253,787
  Administrative and other operating expenses          1,927,347     1,758,566
                                                     ____________  ____________

Total operating expenses                               4,966,096     5,208,599
                                                     ____________  ____________
Income from operations                                   648,142        77,899
                                                     ____________  ____________
Other income (expense):
  Interest income                                          3,342         7,900
  Other income, net                                       19,327        15,956
  Interest expense                                      (217,830)     (278,372)
                                                     ____________  ____________

Total other expense, net                                (195,161)     (254,516)
                                                     ____________  ____________

Income (loss) before provision for taxes                 452,981      (176,617)

Provision for income taxes                                    --            --
                                                     ____________  ____________

           Net income (loss)                             452,981      (176,617)

Dividends                                                (30,388)     (172,913)
                                                     ____________  ____________

Income (loss) applicable to common stockholders       $  422,593    $ (349,530)
                                                     ============  ============

Basic income (loss) per common share                  $      .04    $     (.04)

Basic weighted average number of shares
  outstanding                                          9,399,161     7,938,029

Fully diluted income (loss) per common share          $      .03    $     (.04)

Fully diluted weighted average number of
  shares outstanding                                  14,530,625     7,938,029


              See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                   For the Three Months Ended
                                                           September 30,
                                                        2001            2000
                                                    ____________   ____________
 Cash flows from operating activities:
  Net income (loss)                                   $  452,981    $ (176,617)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
  Depreciation and amortization                           56,214        65,033
  Compensatory stock options and stock and warrants
    issued for obligations                                 2,110            --
  Changes in:
    Accounts receivable                                    5,995        91,399
    Prepaid expenses                                    (144,460)      (77,328)
    Other assets                                         (22,579)      (17,441)
    Accounts payable                                     (14,616)      335,091
    Accrued expenses and other liabilities                19,208      (590,471)
    Net liabilities of discontinued operations            (2,967)      (99,300)
                                                     ____________  ____________
Net cash provided by (used in) operating activities      351,886      (469,634)

Cash flows from investing activities:
  Acquisition of property and equipment                  (50,048)      (66,726)
   Website development costs                                  --        (3,832)
                                                     ____________  ____________
Net cash used in investing activities                    (50,048)      (70,558)
                                                     ____________  ____________
Cash flows from financing activities:
   Revolving debt, net                                   (30,377)      (24,850)
   Payments on debt                                     (159,310)      (58,000)
   Deferred financing costs                                2,000        10,091
   Costs related to issuance of capital stock            (13,380)       (6,566)
   Purchase of treasury stock                             (6,094)           --
   Issuance of common stock                                  300            --
   Issuance of preferred stock at a discount                  --       250,000
   Notes receivable for stock purchase                        --       (90,000)
                                                     ____________  ____________
Net cash provided by (used in) financing activities     (206,861)       80,675
                                                     ____________  ____________

NET INCREASE (DECREASE) IN CASH                           94,977      (459,517)
Beginning cash balance                                    43,732       551,713
ENDING CASH BALANCE                                   $  138,709    $   92,196
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                     $  211,679    $  246,148
         Income taxes                                        500        57,050

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Accrued dividends on series C preferred stock   $  30,388    $   31,913
       Conversion of preferred stock to common stock          --        50,000
       Preferred stock discount                               --        90,000
       Beneficial conversion feature of preferred stock       --        51,000
       Common stock issued in earnout                         --       297,500

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001

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

     (2) Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

     (3) Behavioral health online services, are provided through Behavioral Health Online, Inc., the company's internet subsidiary, which provides Internet support services for all other subsidiaries of the company and provides behavioral health education, training and products for the behavioral health professional, through its website wellplace.com.

     In June, 1998 the company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center, in Braintree, Massachusetts was closed in a state receivership action which was precipitated when the company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net liabilities of this facility are shown as discontinued operations in the accompanying financial statements. The liquidation of the liabilities of Franvale may result in a non-cash financial statement gain. The recognition of any gain has been deferred until final resolution of all matters.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The accompanying financial statements should be read in conjunction with the June 30, 2001 consolidated financial statements and footnotes thereto included in the company's 10-KSB filed on September 26, 2001.

Note C - Reclassifications

     Certain September 30, 2000 amounts have been reclassified to conform with the September 30, 2001 presentation.


Note D - Business Segment Information

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

For the three months
  ended September 30,
  2001
Revenues - external
  customers           $5,319,144  $ 292,793     $  2,301    $     -- $5,614,238
Revenues -
  intersegment                --    474,000       75,000    (549,000)        --
Net income (loss)        932,089   (400,462)     (78,646)         --    452,981
Identifiable assets    8,653,165  1,202,862      115,280          --  9,971,307

For the three months
  ended September 30,
  2000
Revenues - external
customers             $4,711,932  $ 559,566     $ 15,000    $     -- $5,286,498
Revenues -
  intersegment                --    496,698        4,823    (501,521)        --
Net income (loss)        731,772   (669,527)    (238,862)         --   (176,617)
Identifiable assets    9,288,080  6,042,601       96,415          -- 15,427,096


Note E - Net liabilities of discontinued operations

     Net liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                               September 30,       June 30,
                                                  2001               2001
                                               ____________       ____________
         Debt forgiveness and reserve for
               contingencies                    $ 2,641,537      $ 2,641,537
         Less legal and other expenses
               incurred to date                   1,683,952        1,680,986
                                                ____________     ____________

         Net liabilities of discontinued
               operations                       $   957,585      $   960,552
                                                =============    =============

     The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations.

Note F - New Accounting Standards

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

     The company has elected early adoption of SFAS 142 in the quarter ended September 30, 2001. The Company's net goodwill of $969,099 was evaluated as of July 1, 2001 and no amortizable intangible assets were identified. Accordingly, the company ceased amortization of goodwill resulting in a decrease of expenses of approximately $16,400 for the quarter ended September 30, 2001.

     The impact of the adoption of SFAS 142 is summarized as follows:

                                                 For the Quarter ended
                                                    September 30,
                                                  2001           2000
                                                  ____           ____

       Reported net income (loss)applicable
          to common stockholders               $ 422,593      $ (349,530)
       Add back: Goodwill amortization                --          24,854
       Adjusted net income (loss)                422,593        (324,676)
                                               ==========     ===========

       Basic earnings per share:
            Reported net income (loss)
              applicable  to common
              stockholders                     $    (.04)     $      .04
            Goodwill amortization                     --            (.00)
            Adjusted net income (loss)         $     .04      $     (.04)
                                               ==========     ===========


       Diluted earnings per share:
            Reported net income (loss)
              applicable  to common
              stockholders                    $      .03      $     (.04)
            Goodwill amortization                     --            (.00)
            Adjusted net income (loss)        $      .03      $     (.04)
                                               ==========     ===========

Item 2.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

     Net patient care revenue increased 12.9% to $5,319,144 for the three months ended September 30, 2001 from $4,711,932 for the three months ended September 30, 2000. This increase in revenue is due primarily to a 7.9% increase in patient days for the period ended September 30, 2001 over the same period last year. Marketing efforts have aided in increasing the census at all three inpatient facilities.

     Income before interest, taxes, depreciation, amortization and dividends was $720,025 for the three months ended September 30, 2001 compared to $164,064 for the three months ended September 30, 2000.

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

     Management fees of $345,111 for the three months ended September 30, 2000 were related to the New York practice management company, BSC-NY, Inc., which closed in the quarter ended December 31, 2000.

     Contract support services revenue provided by PDSS increased 18.3% to $212,976 for the three months ended September 30, 2001 from $179,977 for the three months ended September 30, 2000. The cost of providing these services increased 4.3% to $168,972 for the three months ended September 30, 2001 from $162,001 for the three months ended September 30, 2000. This is due to changes in contract rates and increased services provided.

     Revenue from pharmaceutical studies increased 131.5% to $79,817 for the three months ended September 30, 2001 from $34,478 for the three months ended September 30, 2000. This increase is due to the start up of new studies and is expected to fluctuate from period to period based on the number of studies currently in progress.

     During the last quarter of the fiscal year ended June 30, 2001, the company changed the focus of its internet services company to provide internal support to all PHC operations. As a result of this change, website services revenue from outside sources decreased 84.6% to $2,301 for the three months ended September 30, 2001 from $15,000 for the three months ended September 30, 2000 and website expenses decreased 68.1% to $80,947 for the three months ended September 30, 2001 from $253,787 for the period ended September 30, 2000.

     Administrative expenses increased 9.6% to $1,927,347 for the three months ended September 30, 2001 from $1,758,566 for the three months ended September 30, 2000. This increase is primarily due to the increase in salaries, marketing and office expenses indirectly related to the increases in census. Rent expense decreased 4.5% to $192,725 for the three months ended September 30, 2001 from $201,912 for the three months ended September 30, 2000. This decrease is due to the elimination of the space originally leased to accommodate the company's internet subsidiary. The internet company now occupies space at the corporate offices. The company also experienced a 30.4% increase in cost of insurance and other employee benefits to $86,254 for the three months ended September 30, 2001 from $66,103 for the three months ended September 30, 2000.

     Patient care expenses increased by 21.1% to $2,672,391 for the three months ended September 30, 2001 from $2,207,335 for the three months ended September 30, 2000. These increases in expenses are due primarily to the 7.9% increase in patient days as noted above with the primary increases in expenses directly related to patient census such as payroll, consultants, food, hospital supplies, medical records and pharmacy.

     Bad debt expense decreased 85.9% to $116,439 for the three months ended September 30, 2001 from $826,910 for the three months ended September 30, 2000. This is due primarily to the closing of the practice management company, which accounted for the majority of the bad debt expense for the three months ended September 30, 2000.

     Interest expense decreased 21.7% to $217,830 for the three months ended September 30, 2001 from $278,372 for the three months ended September 30, 2000. This decrease in interest is due to the decrease of approximately $600,000 in long-term debt for the period ended September 30, 2001 as compared to the period ended September 30, 2000.

     The company has no provision for income taxes due to the utilization of net operating loss carry forwards.

     Preferred stock dividends decreased to $30,388 for the quarter ended September 30, 2001 from $172,913 for the quarter ended September 30, 2000. This decrease in dividends is due primarily to the issuance of additional series C preferred stock in the quarter ended September 30, 2000, which carried with it a discount of $90,000 and a beneficial conversion feature of $51,000, which were recorded as additional dividends.

     We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to receivables at approximately 30% on an accounts receivable balance, which increased 1.0% to $8,956,545 at September 30, 2001 from $8,853,240 at June 30, 2001. The reserve for bad debt is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debts due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $600,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

     During the three months ended September 30, 2001 costs of $2,967 were incurred related to discontinued operations. These costs represent additional legal fees paid and accrued as a result of the ongoing expenses incurred to finalize the closure of Quality Care Centers of Massachusetts, Inc. When the bankruptcy proceedings of that subsidiary have been finalized any remaining net liabilities of the bankrupt subsidiary will result in increased equity in that amount.

Liquidity and Capital Resources

     Our day-to-day business was, like that of many other companies, negatively impacted by the National tragedy of September 11, 2001. Many clients who normally travel by way of commercial airline to our facilities were reluctant to do so after airline service was restored. For a period of time, these clients chose local treatment centers instead of traveling to Pioneer facilities. We also anticipate a decline in membership for our casino capitated rate contracts due to the escalated unemployment rates in that industry. Some of these decreases may be offset by increases in individual and group out patient services provided to assist clients in coping with Post Traumatic Stress Disorder. We cannot predict, at this time, the effect these changes may have on the company's operations and profitability.

     A significant factor in the liquidity and cash flow of the company is the timely collection of its accounts receivable. Net accounts receivable from patient care remained relatively stable during the quarter ended September 30, 2001 with an increase in accounts receivable of approximately $103,000 and an increase in reserves of approximately $118,000. The company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended September 30, 2001 the company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

     During the quarter ended September 30, 2001 the company issued warrants to purchase 12,000 shares of class a common stock valued at $1,785 in exchange for consultant services.

     Also during the quarter ended September 30, 2001 the company issued 1,250 shares of class A common stock upon the exercise of 1,250 stock options at $.25 each.

     We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Our treatment facilities are operating at a profit and are collecting old outstanding receivables, which resulted in positive cash flow from operations. These additional funds were used for the repayment of outstanding debt. We continue to aggressively pursue payments on accounts receivable in order to continue to reduce debt. The company also has approximately $2,000,000 in long-term debt due in the fiscal year ending June 30, 2002. This debt is primarily due to Heller Healthcare Financial, its primary lender. The company has already begun the process of renewing this debt. The company also has $500,000 in outstanding convertible debentures, which include the provision that the holders of the debentures may put all or any portion of the debentures to the company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. The company does not anticipate that the put provision will be exercised since the coupon rate is paid quarterly at 12% per annum which is a higher rate than would be available through other sources at this time.

     The company believes that, with the renewal of the debt mentioned above and its revolving credit facility through its primary lender, it will have sufficient financing available to fund its growing operations for the foreseeable future. The company is concentrating on its core business and expansion of its pharmaceutical research operations through additional contracts, which should increase revenues and provide for increased cash from operations.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant


Date: November 8, 2001                    /s/ Bruce A. Shear
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer




Date: November 8, 2001                    /s/ Paula C. Wurts
                                              Paula C. Wurts
                                              Controller
                                              Treasurer