Form 10-Q
period 2001-12-31
PHC INC /MA/
filed 2002-02-12
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

| | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


 Commission file number     0-22916


                                    PHC, INC.
        (Exact name of small business issuer as specified in its charter)

           Massachusett                                         04-260157
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

200 Lake Street, Suite 102, Peabody MA                            01960
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

Yes X  No

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of January 29, 2002:

      Class A Common Stock    9,113,076
      Class B Common Stock      726,991


 Transitional Small Business Disclosure Format
 (Check one):
Yes    No X

PHC, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2001.

          Condensed Consolidated Statements of Operations - Three and six months ended December 31, 2001 and December 31, 2000.

          Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 2001 and December 31, 2000.

          Notes to Condensed Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Plan of Operation


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits

Signatures

PART I.   FINANCIAL INFORMATION
          Item 1 Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,   June 30,
                                                           2001          2001
                                                       ________________________
               ASSETS
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                           $    91,040   $    43,732
  Accounts receivable, net of allowance for bad
    debts of  $2,732,491 at December 31, 2001 and
    $2,632,525 at June 30, 2001                         4,851,239     5,620,715
   Prepaid expenses                                       214,175        63,940
   Other receivables and advances                         103,862       112,579
   Deferred income tax asset                              754,140       613,980
                                                      ____________  ___________
       Total current assets                             6,014,456     6,454,946
Accounts receivable, noncurrent                           605,000       600,000
Other receivable                                          126,745       104,863
Property and equipment, net                             1,338,287     1,338,066
Deferred financing costs, net of amortization of
$91,555 at December 31, 2001
    and $114,109 at June 30, 2001                          16,000        20,000
Goodwill, net of accumulated amortization of
    $270,105 at December 31, 2001 and June 30,
    2001 (Note F)                                         969,099       969,099
Other assets                                              264,115       236,478
                                                      ____________  ___________
     Total assets                                     $ 9,333,702   $ 9,723,452
                                                      ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 1,732,975   $ 1,746,280
  Notes payable--related parties                          200,000       200,000
  Current maturities of long-term debt                    862,826     2,038,077
  Revolving credit note                                 1,535,696     2,111,586
  Current portion of obligations under capital
    leases                                                 12,650        16,725
  Accrued payroll, payroll taxes and benefits             383,204       460,723
  Accrued expenses and other liabilities                1,305,088     1,328,820
  Convertible debentures                                  500,000       500,000
  Net current liabilities of discontinued operations
    (Note E)                                              935,839       960,552
                                                      ____________  ___________
     Total current liabilities                          7,468,278     9,362,763
                                                      ____________  ___________
Long-term debt                                          2,699,853     1,609,649
Obligations under capital leases                           26,767        32,160
                                                      ____________  ___________
  Total noncurrent liabilities                          2,726,620     1,641,809
                                                      ____________  ___________
  Total liabilities                                    10,194,898    11,004,572
                                                      ____________  ___________
Stockholders' equity (deficit) :
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, 140,700 and 150,700 issued and
    outstanding at December 31, 2001 and June 30,
    2001, respectively                                      1,407         1,507
  Class A common stock, $.01 par value; 20,000,000
    shares authorized, 9,151,202 and 8,709,834 shares
    issued at December 31, 2001 and June 30,
    2001, respectively                                     91,512        87,098
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 726,991 issued and outstanding
    at December 31, 2001 and June 30, 2001,
    convertible into one share of Class A common
    stock                                                   7,270         7,270
  Additional paid-in capital                           18,716,992    18,696,779
  Treasury stock, 38,126 shares at December 31,
      2001 and 22,926 shares at June
      30, 2001, at cost                                   (30,988)      (24,894)
  Notes receivable, common stock                          (80,000)      (80,000)
  Accumulated deficit                                 (19,567,389)  (19,968,880)
                                                      ____________  ___________
  Total stockholders' equity (deficit)                   (861,196)   (1,281,120)
                                                      ____________  ___________
      Total liabilities and stockholders' equity
         (deficit)                                    $ 9,333,702   $ 9,723,452
                                                      ===========   ============

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended         Six Months Ended
                                    December 31,              December 31,
                                _______________________________________________
                                    2001          2000         2001        2000
                                _______________________________________________
Revenues:
   Patient care, net           $5,052,946  $ 5,041,306  $10,372,090 $ 9,753,238
   Management fees                     --           --           --     345,111
   Pharmaceutical studies         123,595       60,430      203,412      94,908
   Website services                 1,000           81        3,301      15,081
   Contract support services      202,250      208,176      415,226     388,153
                               ___________   _________   ___________  __________
       Total revenues           5,379,791    5,309,993   10,994,029  10,596,491
                               ___________   _________   ___________  __________
Operating expenses:
   Patient care expenses        2,570,645    2,377,760    5,243,036   4,585,095
   Cost of contract support
     services                     176,127      201,131      345,099     363,132
   Provision for doubtful
     accounts                     299,100      797,997      415,539   1,624,907
   Website expenses                77,258      350,602      158,205     737,889
   Administrative expenses      2,100,966    1,822,062    4,028,313   3,447,128
   Practice management
     closing expenses (Note G)         --    4,855,966           --   4,855,966
                               ___________   _________   ___________  __________
       Total operating
         expenses               5,224,096   10,405,518   10,190,192  15,614,117
                               ___________   _________   ___________  __________
Income (loss) from operations     155,695   (5,095,525)     803,837  (5,017,626)
                               ___________   _________   ___________  __________
Other income (expense):
    Interest income                 3,706        6,586        7,048      14,486
    Other income                   31,763        6,171       51,090      22,127
    Interest expense             (183,303)    (235,793)    (401,133)   (514,165)
                               ___________   _________   ___________  __________
       Total other expenses,
         net                     (147,834)    (223,036)    (342,995)   (477,552)
                               ___________   _________   ___________  __________
Income (loss) before provision
   for taxes                        7,861   (5,318,561)     460,842  (5,495,178)
Provision for income taxes             --       44,450           --      44,450
                               ___________   _________   ___________  __________
Net income (loss)                   7,861   (5,363,011)     460,842  (5,539,628)

Dividends                         (28,963)    (148,772)     (59,351)   (321,685)
                               ___________   _________   ___________  __________
Income (loss) applicable to
   common shareholders         $  (21,102) $(5,511,783) $   401,491 $(5,861,313)
                               =========== ============  ========== ============

Basic income (loss) per
   common share                $     0.00  $     (0.67) $      0.04 $     (0.73)

Basic weighted average number
   of shares outstanding        9,684,687    8,237,592    9,541,924   8,087,811

Fully diluted income (loss)
   per common share            $     0.00  $     (0.67) $      0.03 $     (0.73)

Fully diluted weighted
   average number of shares
   outstanding                  9,684,687    8,237,592   14,510,271   8,087,811

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      For the Six Months Ended
                                                             December 31
                                                         2001           2000
                                                      __________________________
Cash flows from operating activities:
  Net income (loss)                                   $  460,842    $(5,539,628)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                           98,376        128,788
  Goodwill impairment                                         --      1,545,609
  Write down of accounts receivable, professional
    corporation                                               --      3,071,310
  Compensatory stock options and stock and warrants
    issued for Obligations                                32,607         11,186
  Changes in:
    Accounts receivable                                  751,311        387,271
    Prepaid expenses                                    (150,235)       (46,269)
    Other assets                                        (167,797)       (11,120)
    Accounts payable                                     (13,305)       746,443
    Accrued expenses and other liabilities              (148,207)      (347,896)
    Net liabilities of discontinued operations           (24,713)      (852,225)
                                                       ____________  __________
Net cash provided by (used in) operating activities      838,879       (906,531)
                                                       ____________  ___________

Cash flows from investing activities:
  Acquisition of property and equipment                  (98,597)      (137,507)
   Web development                                            --         (8,226)
                                                       ____________  ___________
Net cash used in investing activities                    (98,597)      (145,733)
                                                       ____________  ___________

Cash flows from financing activities:
  Revolving debt, net                                   (575,890)       490,616
  Proceeds (repayment) of debt, net                      (94,515)       (71,854)
  Deferred financing costs                                 4,000         18,286
  Costs related to issuance of capital stock             (20,775)        (8,401)
  Purchase of treasury stock                              (6,094)            --
  Issuance of common stock                                   300             --
  Issuance of preferred stock at a discount                   --        250,000
  Notes issued for stock purchase                             --        (90,000)
                                                       ____________  ___________
Net cash provided by (used in) financing activities     (692,974)       588,647
                                                       ____________  ___________
NET DECREASE IN CASH                                      47,308       (463,617)
Beginning cash balance                                    43,732        551,713
ENDING CASH BALANCE                                   $   91,040    $    88,096
                                                      ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                     $  375,314    $   511,411
         Income taxes                                      9,718         71,550

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Accrued dividends                              $   59,351    $    65,185
       Conversion of preferred stock to common stock     100,000         50,000
   Issuance of common stock in lieu of cash for
       dividends due                                      12,395             --
   Preferred stock discount                                   --         90,000
   Beneficial conversion feature of preferred stock           --        166,500
   Common stock issued in earnout                             --        297,500

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                December 31, 2001


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


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The accompanying financial statements should be read in conjunction with the June 30, 2001 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 26, 2001.


Note C - Reclassifications

Certain December 31, 2000 amounts have been reclassified to conform with the December 31, 2001 presentation.

Note D - Business Segment Information

The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The administrative services segment for the quarter and six months ended December 31, 2000 include $4,855,966 of facility closing expenses for the New York operations. The following summarizes the Company's segment data:

                                   BEHAVIORAL HEALTH
                          TREATMENT  ADMINISTRATIVE  ONLINE
                          SERVICES     SERVICES      SERVICES   ELIMINATIONS   TOTAL
                       ______________________________________________________________

For the three months
  ended December 31,
  2001
Revenues - external
    customers          $ 5,052,946    $  325,845    $  1,000     $       --     $ 5,379,791
Revenues - intersegment         --       474,000      75,000       (549,000)             --
Net income (loss)          424,064      (345,640)    (70,563)            --           7,861

For the three months
  ended December 31,
  2000
Revenues - external
  customers            $ 5,041,306    $  268,606    $     81     $       --     $ 5,309,993
Revenues -
  intersegment                  --       478,698       8,697       (487,395)             --
Net income (loss)          242,709    (5,389,273)   (216,447)            --      (5,363,011)

For the six months
  ended December 31,
  2001
Revenues - external
  customers            $10,372,090    $  618,638    $  3,301     $       --     $10,994,029
Revenues -
  intersegment                  --       948,000     150,000     (1,098,000)             --
Net income (loss)        1,275,715      (665,664)   (149,209)            --         460,842
Identifiable Assets      7,985,752     1,238,950     109,000             --       9,333,702

For the six months
  ended December 31,
  2000
Revenues - external
  customers            $ 9,753,238    $  828,172    $ 15,081     $       --     $10,596,491
Revenues -
  intersegment                  --       975,396      13,520       (988,916)             --
Net income (loss)          974,481    (6,058,800)   (455,309)            --      (5,539,628)
Identifiable Assets    $ 8,847,346     1,554,344      74,360             --      10,476,050

Note E - Net Liabilities of Discontinued Operations

Net Liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                           December 31,       June 30,
                                               2001             2001
                                           _____________________________
     Debt forgiveness and reserve for
         Contingencies                    $ 2,641,537       $ 2,641,537
     Less legal and other expenses
         incurred to date                   1,705,699         1,680,986
                                          ____________      ____________

     Net liabilities of discontinued
         Operations                       $   935,839       $   960,552
                                          =============     ============

The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations. Some additional charges to this account are expected, however the extent of these charges cannot be determined at this time.

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

The Company elected early adoption of SFAS 142 in the quarter ended September 30, 2001. The Company's net goodwill of $969,099 was evaluated as of July 1, 2001 and no amortizable intangible assets were identified. Accordingly, the Company ceased amortization of goodwill resulting in a decrease in expenses of $41,279 for the six months ended December 31, 2001.

The impact of the adoption of SFAS 142 is summarized as follows:


                                         Three Months Ended       Six Months Ended
                                            December 31,             December 31,
                                       2001          2000          2001        2000
                                      _______________________________________________

   Reported net income (loss)
     applicable to common
     stockholders                     $ (21,102)   $(5,511,783)  $401,491  $(5,861,313)
   Add back: Goodwill amortization           --         16,425         --       41,279
                                      __________    ___________   ________  ___________
   Adjusted net income (loss)           (21,102)    (5,495,358)   401,491   (5,820,034)
                                      ==========   ============  =========  ===========
   Basic earnings per share:
     Reported net income (loss)
       applicable to common
       stockholders                   $     .00    $      (.67)  $    .04  $      (.73)
     Goodwill amortization                   --           (.00)        --          .01
                                      __________    ___________   ________  ___________
        Adjusted net income (loss)    $     .00    $      (.67)  $    .04  $      (.72)
                                      ==========   ============  =========  ===========
   Diluted earnings per share:
     Reported net income (loss)
       applicable to common
       stockholders                   $     .00    $      (.67)  $    .03  $      (.73)
     Goodwill amortization                   --    $      (.00)  $     --  $       .01
                                      __________    ___________   ________  ___________
     Adjusted net income (loss)       $     .00    $      (.67)  $    .03  $      (.72)
                                      ==========   ============  =========  ===========

Note G - Practice Management Closing Expenses

In December 2000 the Board decided to close its' BSC-NY, Inc. practice management operations due to deterioration of operating results. Revenues of BSC-NY, Inc were dependent on the success of the professional corporation for which it provided management services. Although the New York practice management operations reported operating income of approximately $131,000 for the fiscal year ended June 30, 2000, adverse business conditions resulted in a loss of approximately $399,000 for the six months ended December 31, 2000 before facility closing expenses of $4,855,966. These adverse operating conditions were caused by the decline in revenues produced by the professional corporation which has ceased operations. The table below outlines practice management closing expenses.

      Goodwill impairment                               $1,545,609
      Write down of the receivable
          due from the professional corporation          3,071,310
      Lease termination and other expenses                 239,047
                                                       ____________
             Total                                      $4,855,966
                                                       ============

Item 2. Management's Discussion and Analysis or Plan of Operation


                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Net patient care revenue remained relatively stable at $5,052,946 for the three months ended December 31, 2001 compared to $5,041,306 for the three months ended December 31, 2000 and increased 6.0% to $10,372,090 for the six months ended December 31, 2001 from $9,753,238 for the six months ended December 31, 2000. This increase in revenue is due primarily to a 10.4% and 15.1% increase in patient days for the three months and six months ended December 31, 2001, respectively, over the same periods last year. Marketing efforts have continued to aid in increasing the census at the in patient facilities.

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

Income before interest, taxes, depreciation, amortization, dividends and the New York operations was $249,231 for the three months ended December 31, 2001 and $974,117 for the six months ended December 31, 2001 compared to a loss of $65,638 and income of $320,203 for the same periods last year.

Management fees of $345,111 for the six months ended December 31, 2000 were related to the New York practice management Company, BSC-NY, Inc., which closed in the quarter ended December 31, 2000.

Contract support services revenue provided by PDSS decreased 2.9% to $202,250 for the three months ended December 31, 2001 from $208,176 for the three months ended December 31, 2000 and increased 7.0% to $415,226 for the six months ended December 31, 2001 from $388,153 for the same period last year. The cost of providing these services decreased 12.4% for the three months ended December 31, 2001 to $176,127 from $201,131 for the three months ended December 31, 2000 and 5.0% to $345,099 for the six months ended December 31, 2001 from $363,132 for the same period last year. These changes in revenue and expenses are due primarily to a short-term contract completed last year. This contract was labor intensive and, in addition to providing additional revenue also carried with it high costs which were booked during the quarter ended December 31, 2000.

Revenue from pharmaceutical studies increased 104.5% to $123,595 for the three months ended December 31, 2001 from $60,430 for the three months ended December 31, 2000 and 114.3% to $203,412 for the six months ended December 31, 2001 from $94,908 for the same period last year. This increase is due to the start up of new studies and is expected to fluctuate from period to period based on the number of studies in progress.

Administrative expenses increased 15.3% to $2,100,966 for the quarter ended December 31, 2001 from $1,822,062 for the quarter ended December 31, 2000 and 16.9% to $4,028,313 for the six months ended December 31, 2001 from $3,447,128 for the same period last year. This increase is primarily due to the increases in all administrative expenses for the pharmaceutical research operations, which increased approximately 165% for the six months ended December 31, 2001 over the same period last year due to general business start-up costs and an increase number of active studies. Office expenses, including printing, increased approximately 22% for the quarter ended December 31, 2001 and 33% for the six month period ended December 31, 2001 as compared to the same periods last year.

During the last quarter of the fiscal year ended June 30, 2001, the Company changed the focus of its internet services Company to provide internal support to all PHC operations. As a result of this change, website services revenue from outside sources decreased 78.1% to $3,301 for the six months ended December 31, 2001 from $15,081 for the six months ended December 31, 2000 and website expenses decreased 78.6% to $158,208 for the six months ended December 31, 2001 from $737,889 for the same period last year.

Patient care expenses also increased by 8.1% to $2,570,645 for the three months ended December 31, 2001 from $2,377,760 for the three months ended December 31, 2000 and 14.4% to $5,243,036 for the six months ended December 31, 2001 from $4,585,095 for the six months ended December 31, 2000. These increases in expenses are due primarily to the increase in patient days of greater than 10% as noted above with the primary increases in expenses directly related to patient census such as payroll, food, laundry, patient transportation, hospital supplies and pharmacy.

Bad debt expense decreased 62.5% to $299,100 for the three months ended December 31, 2001 from $797,997 for the three months ended December 31, 2000 and 74.4% to $415,539 for the six months ended December 31, 2001 from $1,624,907 for the same period last year. This decrease is due primarily to the elimination of approximately $500,000 in bad debt recorded for the closed New York operations in the period ended September 30, 2000 and a significant bad debt expense charged for the Michigan in-patient facility in the quarter ended December 31, 2000.

Interest expense decreased 22.3% to $183,303 for the three months ended December 31, 2001 from $235,793 for the three months ended December 31, 2000 and 21.6% to $401,133 for the six months ended December 31, 2001 from $514,165 for the same period last year. This decrease is due to the general decline in interest rates and the refinancing of debt in November 2001 at a more favorable rate.

Other Income increased 414.7% to $31,763 for the three months ended December 31, 2001 from $6,171 for the three months ended December 31, 2000 and 130.9% to $51,090 for the six months ended December 3,1 2001 from $22,127 for the same period last year. This increase is due the receipt of approximately 12,000 in two separate insurance settlements, one claim for electrical storm damage and the other claim for internet "theft." We have also subleased the property formerly used in the New York operations which is included at $11,500 each quarter beginning with the quarter ended September 30, 2001.

The company has no provision for income taxes for the three months or six months
ended  December  31,  2001  due  to  the   utilization  of  net  operating  loss
carry-forward.

Preferred stock dividends decreased to $28,963 for the quarter ended December 31, 2001 from $148,772 for the quarter ended December 31, 2000. The decrease in dividends is due primarily to the recording of the additional beneficial conversion feature of the series C preferred stock of $115,500 during the period ended December 31, 2000. There has also been a decrease, through conversion, in the amount of preferred stock outstanding.

We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to receivables at approximately 30% on the total accounts receivable balance, which decreased 8.6% to $8,188,730 at December 31, 2001 from $8,956,545 at September 30, 2001. The reserve for bad debt is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debt due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $605,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

During the six months ended December 31, 2001 costs of $24,713 were incurred related to discontinued operations. These costs represent additional legal fees paid and accrued as a result of the ongoing expenses incurred to finalize the closure of Quality Care Centers of Massachusetts, Inc. When the bankruptcy proceedings of that subsidiary have been finalized any remaining net liabilities of discontinued operations will result in a gain and an increase in stockholders' equity.


Liquidity and Capital Resources

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the six months ended December 31, 2001 by 12.2%, approximately $764,000. This decrease is due in part to the seasonal decline in revenue recorded during the quarter ended December 31 each year. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

During the quarter ended December 31, 2001 the Company met its cash flow needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

In the quarter ended December 31, 2001 the Company issued 71,750 shares of class A common stock as performance bonuses to the chief executive officers of high performing facilities resulting in a non-cash compensation charge of approximately $30,500.

In December 2001 the Company amended its Heller Healthcare Finance, Inc. revolving credit debt for the Virginia facility and the term notes outstanding totaling $2,575,542. The amended and restated Term Note requires monthly principle payments of $45,000 for the first year beginning December 31, 2001 and increasing to $50,000 in the second year and $55,000 in the third year with the remaining balance due and payable on November 30, 2004 and carries an interest rate of prime plus 3.5%. In conjunction with the refinancing the Company also signed an amendment to the revolving credit note to exclude the Virginia facility receivables from the borrowing base and to amend the mortgage and cross collateralization documents to reflect the new terms and amounts. This refinancing resulted in a decrease in the interest rate and a significant decrease in the amount of monthly principle payments.

The Company also occasionally accesses an overline to fund short-term cash flow needs. Principal payments on an overline are generally made weekly with payoffs scheduled for less than three months. As of January 31, 2002 the balance of overline debt was approximately $185,500 with the final payment due April 12, 2002.

We utilize our accounts receivable funding facilities to the maximum extent available to meet current cash needs and sustain existing operations. Our treatment facilities are operating at a profit and are collecting old outstanding receivables, which resulted in positive cash flow from operations. These additional funds were used primarily for the repayment of outstanding debt. We continue to aggressively pursue payments on accounts receivable in order to continue to reduce debt.

In addition to the debt due to Heller Healthcare as described above, the Company also has $500,000 in outstanding convertible debentures, which include the provision that the holders of the debentures may put all or any portion of the debentures to the Company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. The Company does not anticipate that the put provision will be exercised since the coupon rate is paid quarterly at 12% per annum which is a higher rate than would be available through other sources at this time.

The Company believes that, with the refinancing of the debt as described above and its revolving credit facility through its primary lender, it will have sufficient financing available to fund its growing operations for the foreseeable future. The Company is concentrating on its core business and expansion of its pharmaceutical research operations through additional contracts, to continue increasing revenues and cash flows from operations.

PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 19, 2001. In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

     The stockholders also voted to amend the 1993 Employee Stock Purchase and Option Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 1,000,000 to 1,750,000 shares; to amend the 1995 Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 150,000 to 250,000; to amend the 1995 Non-Employee Director Stock Option Plan to increase the number of shares available for issuance under the plan from 50,000 to 250,000 and increase the annual grant of options under the plan from 2,000 options to 10,000 options.

Item 6 Exhibits

(a) Exhibit List

Exhibit No.  Description

   10.50 Amendment Number 3 dated December 6, 2001 to Loan and Security Agreement dated February 18, 1998 by and between PHC of Michigan, Inc., PHC of Utah, Inc., and PHC of Virginia, Inc. and Heller
             Healthcare Finance, Inc. providing collateral for the Loan and Security Agreement in the amount of $3,000,000.
   10.51 Consolidating Amended and Restated Secured Term Note in the amount of $2,575,542 dated December 6, 2001 by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc.
   10.52 Amended and Restated Revolving Credit Note in the amount of $3,000,000 dated December 6, 2001 by and between PHC of Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc.
   10.53 Amended and Restated Consolidated Mortgage Note in the amount of $5,688,598 dated December 6, 2001 by and between PHC of Michigan, Inc and Heller Healthcare Finance, Inc.
   10.54 Third Amended and Restated Cross-Collateralization and Cross-Default Agreement dated December 6, 2001 by and between PHC, Inc., PHC of Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc.
   10.55 Overline Credit Advance in the amount of $150,000 dated December 26, 2001 by and between PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc. and Heller Healthcare Finance, Inc.
   10.56 Overline Credit Advance in the amount of $100,000 dated January 11, 2002 by and between PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc. and Heller Healthcare Finance, Inc.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHC, Inc.
                                          Registrant

Date: February 12, 2002               /s/ Bruce A. Shear
                                          Bruce A. Shear
                                          President
                                          Chief Executive Officer




Date: February 12, 2002               /s/ Paula C. Wurts
                                          Paula C. Wurts
                                          Controller
                                          Treasurer