Form 10-Q
period 2002-03-31
PHC INC /MA/
filed 2002-05-10
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


 Commission file number:  0-22916


                                    PHC, INC.
        (Exact name of small business issuer as specified in its charter)

           Massachusetts                                     04-2601571
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

200 Lake Street, Suite 102, Peabody MA                          01960
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


Number of shares outstanding of each class of common equity, as of May 8, 2002:

         Class A Common Stock       12,108,948
         Class B Common Stock          726,991

 Transitional Small Business Disclosure Format
 (Check one):   Yes______   No  X

                               PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2002 and June 30, 2001.

          Condensed Consolidated Statements of Operations - Three and nine months ended March 31, 2002 and March 31, 2001.

          Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2002 and March 31, 2001.

          Notes to Condensed Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Plan of Operation



PART II.  OTHER INFORMATION

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,        June 30,
                                                      2002             2001
                                                   ____________     ____________
   ASSETS                                          (Unaudited)

Current assets:
  Cash and cash equivalents                         $   138,487      $   43,732
  Accounts receivable, net of allowance for bad
   debts of $2,765,930 at March 31, 2002 and
   $2,632,525 at June 30, 2001                        5,305,990       5,620,715
   Prepaid expenses                                     135,038          63,940
   Other receivables and advances                        79,161         112,579
   Deferred income tax asset                            754,139         613,980
                                                    ___________      __________
       Total current assets                           6,412,815       6,454,946
Accounts receivable, noncurrent                         710,000         600,000
Other receivable                                        122,960         104,863
Property and equipment, net                           1,293,197       1,338,066
Deferred financing costs, net of amortization of
   $120,109 at March 31, 2002 and $114,109 at June
   30, 2001                                              14,000          20,000
Goodwill, net of accumulated amortization of $270,105
   at March 31, 2002 and June 30, 2001 (Note F)         969,099         969,099
Other assets                                            259,659         236,478
                                                    ___________      __________
     Total assets                                   $ 9,781,730     $ 9,723,452
                                                    ===========     ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 1,711,693     $ 1,746,280
  Notes payable--related parties                        300,000         200,000
  Current maturities of long-term debt                  761,230       2,038,077
  Revolving credit note                               1,842,334       2,111,586
  Current portion of obligations under capital
   leases                                                11,745          16,725
  Accrued payroll, payroll taxes and benefits           421,688         460,723
  Accrued expenses and other liabilities              1,192,930       1,328,820
  Convertible debentures                                500,000         500,000
  Net current liabilities of discontinued operations
   (Note E)                                             935,576         960,552
                                                    ___________      __________
     Total current liabilities                        7,677,196       9,362,763
                                                    ___________      __________
Long-term debt                                        2,506,790       1,609,649
Obligations under capital leases                         23,984          32,160
                                                    ___________      __________
  Total noncurrent liabilities                        2,530,774       1,641,809
                                                    ___________      __________
  Total liabilities                                  10,207,970      11,004,572
                                                    ___________      __________
Stockholders' equity (deficit) :
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, 140,700 and 150,700 issued and
   outstanding at March 31, 2002 and June 30, 2001,
   respectively                                           1,407           1,507
  Class A common stock, $.01 par value; 20,000,000
   shares authorized, 9,182,300 and 8,709,834
   shares issued at March 31, 2002 and June 30,
   2001, respectively                                    91,823          87,098
  Class B common stock, $.01 par value; 2,000,000
   shares authorized, 726,991 issued and outstanding
   at March 31, 2002 and June 30, 2001,
   convertible into one share of Class A common stock     7,270           7,270
  Additional paid-in capital                         18,735,206      18,696,779
  Treasury stock, 38,126 shares at March 31, 2002
    and 22,926 shares at June 30, 2001, at cost         (30,988)        (24,894)
  Notes receivable, common stock                        (80,000)        (80,000)
  Accumulated deficit                               (19,150,958)    (19,968,880)
                                                    ___________      __________
  Total stockholders' equity (deficit)                 (426,240)     (1,281,120)
                                                    ___________      __________
      Total liabilities and stockholders' equity
       (deficit)                                     $9,781,730      $9,723,452
                                                     ==========      ==========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                    March 31,             March 31,
                              ______________________ _______________________
                                2002       2001       2002          2001
Revenues:
   Patient care, net         $5,502,673  $5,763,309   $15,874,763  $15,516,547
   Management fees                   --          --            --      345,111
   Pharmaceutical study         184,985     115,196       388,397      210,104
   Website services                 544       1,405         3,845       16,486
   Contract support services    201,727     334,945       616,953      723,098
                              __________  __________  ___________  ___________
        Total revenues        5,889,929   6,214,855    16,883,958   16,811,346
                              __________ __________  ___________  ___________
Operating expenses:
   Patient care expenses      2,720,445   2,555,605     7,963,481    7,140,700
   Cost of management
     contracts                  180,377     288,470       525,476      651,602
   Provision for doubtful
     accounts                   139,007     289,687       554,546    1,914,594
   Website expenses              74,478     365,946       232,683    1,103,835
   Administrative expenses    2,172,484   1,980,646     6,200,797    5,427,774
Practice management closing
     expenses                        --          --            --    4,855,966
                              __________  __________  ___________  ___________
    Total operating expenses  5,286,791   5,480,354    15,476,983   21,094,471
                              __________  __________  ___________  ___________

 Income (loss)from operations   603,138     734,501     1,406,975   (4,283,125)
                              __________  __________  ___________  ___________
Interest income                   1,134       8,288         8,182       22,774
Other income                     16,015      24,663        67,105       46,790
Interest expense               (176,101)   (268,661)     (577,264)    (782,826)
                              __________  __________  ___________  ___________
     Total other expenses      (158,952)   (235,710)     (501,947)    (713,262)
                              __________  __________  ___________  ___________

Income (loss) before provision
  for taxes                     444,186     498,791       905,028   (4,996,387)
Provision for income taxes           --          --            --       44,450
                              __________  __________  ___________  ___________

Net income (loss)            $  444,186  $  498,791    $  905,028  $(5,040,837)
                             ==========  ==========    ==========  =============

Net income (loss)            $  444,186  $  498,791    $  905,028  $(5,040,837)

Preferred stock dividends       (27,755)    (31,613)      (87,106)    (180,385)
                              __________  __________  ___________  ___________

Income (loss) applicable to
  common shareholders        $  416,431  $  467,178    $  817,922  $(5,221,222)
                             ==========  ==========    ==========  =============
Basic income (loss)per
  common share               $     0.04  $     0.05    $     0.08  $     (0.63)

Basic weighted average number
  of shares outstanding       9,851,124   8,655,613     9,643,486    8,264,481
Diluted income (loss) per
  common share               $     0.03  $     0.05    $     0.06  $     (0.63)

Diluted weighted average
  number of shares
  outstanding                14,195,971   9,743,334    14,111,929    8,264,481

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Nine Months Ended
                                                              March 31,
                                                        2002            2001
                                                     ____________  ____________
Cash flows from operating activities:
  Net income (loss)                                    $ 905,028   $(5,040,837)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                          161,965       187,942
  Goodwill impairment                                         --     1,545,609
  Write down of accounts receivable, professional
    corporation                                               --     3,071,310
  Compensatory stock options, stock and warrants issued
    for obligations                                       36,572        22,630
  Changes in:
    Accounts receivable                                  220,046       121,681
    Prepaid expenses                                     (71,098)        8,088
    Other assets                                        (163,340)      (19,312)
    Accounts payable                                    (222,748)      900,517
    Accrued expenses and other liabilities               (52,931)     (511,848)
     Net liabilities of discontinued operations          (24,976)     (919,021)
                                                       ___________  ___________
Net cash provided by (used in) operating activities      788,518      (633,241)
                                                       ___________  ___________
Cash flows from investing activities:
   Acquisition of property and equipment                (117,100)     (154,796)
   Web development                                            --       (70,226)
   Disposition of property, equipment and intangibles         --         3,689
                                                       ___________  ___________
Net cash used in investing activities                   (117,100)     (221,333)
                                                       ___________  ___________
Cash flows from financing activities:
  Revolving debt, net                                   (269,252)      305,618
  Proceeds (repayment) of debt, net                     (292,862)     (272,299)
  Deferred financing costs                                 6,000        24,554
  Preferred stock dividends                                   --       (93,292)
  Issuance of preferred stock at a discount                   --       250,000
  Common stock issued in earnout                              --       297,500
  Issuance of common stock                                   300            --
  Purchase of treasury stock                              (6,094)           --
  Cost related to issuance of capital stock              (14,755)      (43,901)
  Notes issued for stock purchase                             --       (90,000)
                                                       ___________  ___________
Net cash provided by (used in) financing activities     (576,663)      378,180
                                                       ___________  ___________

NET INCREASE (DECREASE) IN CASH AND CASH EQUILIVANTS      94,755      (476,394)
BEGINNING CASH                                            43,732       551,713
                                                       ___________  ___________
ENDING CASH                                            $ 138,487      $ 75,319
                                                       ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                       $531,956      $780,072
         Income taxes                                      9,718        94,780
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Accrued dividends                                $ 87,106      $180,385
       Conversion of preferred stock to common stock     100,000       143,000
     Issuance of common stock in lieu of cash dividends   12,395         3,506

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002

Note A - The Company

     PHC, Inc. and its wholly owned subsidiaries (the "Company") is a national health care Company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which has recently begun a treatment program for psychiatric patients; and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Overland Park, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

     In June, 1998 the Company's sub acute long-term care facility, Franvale Nursing and Rehabilitation Center, in Braintree, Massachusetts was closed in a state receivership action which was precipitated when the Company caused the owner of the Franvale facility, Quality Care Centers of Massachusetts, Inc., to institute a proceeding under Chapter 11 of the Federal Bankruptcy Code. The net liabilities of this facility are shown as net liabilities of discontinued operations in the accompanying financial statements. The liquidation of the liabilities of Franvale may result in a non-cash financial statement gain. The recognition of any gain has been deferred until final resolution of all matters, which is expected to occur in the quarter ending June 2002.


Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The accompanying financial statements should be read in conjunction with the June 30, 2001 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 26, 2001.

Note C - Reclassifications

     Certain March 31, 2001 amounts have been reclassified to conform with the March 31, 2002 presentation.


Note D - Business Segment Information

     The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The administrative services segment for the nine months ended March 31, 2001 include $4,855,966 of facility closing expenses for the New York operations. The following summarizes the Company's segment data:


                                                       BEHAVIORAL HEALTH

                              TREATMENT     ADMINISTRATIVE      ONLINE
                              SERVICES        SERVICES         SERVICES       ELIMINATIONS      TOTAL
                             ________________________________________________________________________
For the three months ended
   March 31, 2002
Revenues - external customers     $ 5,502,673     $   386,712       $    544             --   $ 5,889,929
Revenues - intersegment                54,198         474,000         75,000    $  (603,198)           --
Net income (loss)                   1,003,168        (485,048)       (73,934)            --       444,186

For the three months ended
   March 31, 2001
Revenues - external customers     $ 5,763,309     $   450,141       $  1,405    $        --   $ 6,214,855

Revenues - intersegment                    --         478,698         17,928       (496,626)           --
Net income (loss)                   1,173,941        (440,241)      (234,909)            --       498,791

For the nine months ended
   March 31, 2002
Revenues - external customers     $15,874,763     $   780,350       $  3,845    $        --  $ 16,883,958

Revenues - intersegment                54,198       1,647,000        225,000     (1,701,198)           --
Net income (loss)                   2,278,883      (1,150,712)      (223,143)            --       905,028
Identifiable Assets at
    March 31, 2002                  8,339,229       1,339,705        102,796             --     9,781,730

For the nine months ended
   March 31, 2001
Revenues - external customers     $15,516,547     $ 1,278,313       $ 16,486    $        --  $ 16,811,346

Revenues - intersegment                    --       1,454,094         31,448     (1,485,542)           --
Net income (loss)                   2,148,422      (6,499,041)      (690,218)            --    (5,040,837)
Identifiable Assets at
    March 31, 2001                  8,932,971       1,638,660        130,505             --    10,702,136


Note E - Net Liabilities of Discontinued Operations

     Net liabilities of discontinued operations relates to the Franvale closure in 1998 and consists of the following:

                                                 March 31,            June 30,
                                                  2002                  2001
                                                ___________          __________

       Debt forgiveness and reserve for
           contingencies                        $2,641,537          $2,641,537
                                                ___________         __________

       Less legal and other expenses incurred
           to date                              $1,705,963          $1,680,986
                                                ___________         __________
       Net liabilities of discontinued
           operations                           $  935,576          $  960,552
                                              ===============     ==============


The recognition of gain, if any, has been deferred until final resolution of all contingent liabilities related to the discontinued operations. (See note G.)


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

     The Company elected early adoption of SFAS 142 in the quarter ended September 30, 2001. The Company's net goodwill of $969,099 relating to the treatment services segment of the Company was evaluated as of July 1, 2001. There were no impairment issues or amortizable intangible assets identified. Accordingly, the Company ceased amortization of goodwill resulting in a decrease in expenses of $57,704 for the nine months ended March 31, 2002.

The impact of the adoption of SFAS 142 is summarized as follows:

                                             Three Months Ended      Nine Months Ended
                                                 March 31,               March 31,
                                             2002        2001          2002          2001

Reported net income (loss) applicable
  to common stockholders                  $ 416,431    $ 467,178       $817,922   $(5,221,222)
Add back: Goodwill amortization                  --       16,425          --           57,704
                                          __________    ________       _________  ____________
Adjusted net income (loss)                  416,431      483,603        817,922    (5,163,518)
                                          __________    ________       _________  ____________

Basic earnings per share:
Reported net income (loss)
  applicable to common
  stockholders                            $     .04    $     .05       $    .08   $      (.63)
Goodwill amortization                            --          .00             --           .01
                                          __________    ________       _________  ____________
Adjusted net income (loss)                $     .04    $     .05       $    .08   $      (.62)
                                          __________    ________       _________  ____________

Diluted earnings per share:
Reported net income (loss) applicable to
  common stockholders                     $     .03    $     .05       $    .06   $      (.63)
Goodwill amortization                            --          .00             --           .01
                                          __________    ________       _________  ____________
Adjusted net income (loss)                $     .03    $     .05       $    .06   $      (.62)
                                          __________    ________       _________  ____________


Note G - Subsequent Events

     During the quarter ended March 31, 2002 the Company was notified that the bankruptcy hearing for Franvale Nursing and Rehabilitation center would be held on April 30, 2002. On April 26, 2002 the Company was notified by its bankruptcy attorney that, there being no claims or objections presented, the hearing was cancelled and the bankruptcy discharge will be finalized within the next 30 days.

     Also subsequent to the end of the quarter the holder of the series C convertible preferred stock sold 103,570 shares of series C convertible preferred stock with a stated value of $10.00 per share, to a number of individuals who converted the shares into 2,301,556 shares of class A common stock. The conversion price was $0.45 per share. The Company also issued an aggregate of 449,760 shares of class A common stock in payment of all accrued and unpaid dividends on the series C preferred stock to the original holder. Following these transactions, the original holder has agreed to convert the balance of the preferred stock into 747,333 shares of class A common stock at $0.45 a share, which transaction is in process. Upon completion of these transactions all of the series C convertible preferred stock will be retired.

Item 2. Management's Discussion and Analysis or Plan of Operation


                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

     Net patient care revenue decreased 4.5% to $5,502,673 for the three months ended March 31, 2002 from $5,763,309 for the three months ended March 31, 2001 and increased 2.3% to $15,874,763 for the nine months ended March 31, 2002 from $15,516,547 for the nine months ended March 31, 2001. The decrease in revenue for the quarter was primarily due to slow increases in census after the holidays causing low January census at our inpatient facilities. The lower January census may be partially related to the September 11th tragedy. The census increased in February and was at a record level for the month of March 2002.

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

     Income before interest, taxes, depreciation, amortization, dividends and the New York operations was $666,391 for the three months ended March 31, 2002 and $1,617,917 for the nine months ended March 31, 2002 compared to $848,058 and $1,233,218 for the same periods last year.

     Management fees of $345,111 for the nine months ended March 31, 2001 were related to the New York practice management Company, BSC-NY, Inc., which closed in the quarter ended December 31, 2000.

     Revenue from pharmaceutical studies increased 60.5% to $184,985 for the three months ended March 31, 2002 as compared to $115,196 for the three months ended March 31, 2001 and 84.9% to $388,397 for the nine months ended March 31, 2002 from $210,104 for the same period last year. These substantial increases are expected during this start up phase of the operation. Future revenues are expected to fluctuate quarterly with the completion of studies, addition of new studies and increased participation of study clients.

     Contract support services revenue provided by PDSS decreased 39.8% to $201,727 for the three months ended March 31, 2002 from $334,945 for the three months ended March 31, 2001 and 14.7% to $616,953 for the nine months ended March 31, 2002 from $723,098 for the same period last year. The cost of providing these services decreased 37.5% to $180,377 for the three months ended March 31, 2002 from $288,470 for the three months ended March 31, 2001 and 19.4% to $525,476 for the nine months ended March 31, 2002 from $651,602 for the same period last year. These decreases in revenue and expenses are due primarily to a short-term contract completed last year. This contract was labor intensive and, in addition to providing additional revenue, carried with it high costs.

     During the last quarter of the fiscal year ended June 30, 2001, the Company changed the focus of its internet services company to provide internal support to all PHC operations. As a result of this change, website services revenue from outside sources decreased 76.7% to $3,845 for the nine months ended March 31, 2002 from $16,486 for the same period last year. Website expenses decreased 78.9% to $232,683 for the nine months ended March 31, 2002 from $1,103,835 for the same period last year also due to the change in direction of the internet company.

     Patient care expenses increased by 6.5% to $2,720,445 for the three months ended March 31, 2002 from $2,555,605 for the three months ended March 31, 2001 and 11.5% to $7,963,481 for the nine months ended March 31, 2002 from $7,140,700 for the nine months ended March 31, 2001. These increases in expenses are due primarily to increased acuity in patient census resulting in higher expenses directly related to patient care such as payroll, food, laundry, laboratory and pharmacy and the increase in the costs related to pharmacy study patients.

     Administrative expenses increased approximately 9.7% to $2,172,484 for the quarter ended March 31, 2002 from $1,980,646 for the quarter ended March 31, 2001 and 14.3% to $6,200,797 for the nine months ended March 31, 2002 from $5,427,774 compared to the same periods last year. The largest increases were in salary expenses, with the addition of administrative staff for the collection of pharmaceutical study data, marketing expenses and advertising expenses.

     Bad debt expense decreased 52.0% to $139,007 for the three months ended March 31, 2002 from $289,687 for the three months ended March 31, 2001 and 71.0% to $554,546 for the nine months ended March 31, 2002 from $1,914,594 for the same period last year. This decrease is due primarily to the elimination of approximately $500,000 in bad debt recorded for the closed New York operations in the period ended September 30, 2000 and a significant bad debt expense charged for the Michigan in-patient facility in the quarter ended December 31, 2000.

     Interest expense decreased 34.5% to $176,101 for the three months ended March 31, 2002 from $268,661 for the three months ended March 31, 2001 and 26.3% to $577,234 for the nine months ended March 31, 2002 from $782,826 for the same period last year. This decrease is due to the general decline in interest rates and the refinancing of debt in November 2001 at a more favorable rate.

     Other Income increased 8.2% to $75,287 for the nine months ended March 31, 2002 from $69,564 for the same period last year. This increase is primarily due to the sublease of the property formerly used in the New York operations.

     The Company has no provision for income taxes for the three months or nine months ended March 31, 2002 due to the utilization of net operating loss carry-forward.

     We continue to closely monitor accounts receivable collections and are maintaining significant reserves for bad debts. The bad debt reserve was approximately 31% of the accounts receivable balance, which decreased approximately 1% to $8,781,920 at March 31, 2002 from $8,853,240 at June 30, 2001. The reserve for bad debt is based on the current age of accounts receivable and is expected to decrease as our more aggressive collection practices decrease the number of days our patient receivables remain unpaid. In addition to decreasing the number of days our patient receivables remain outstanding, our more timely follow-up practice has resulted in fewer accounts charged to bad debts due to untimely filing of claims since errors on claims are identified and corrected in a more timely manner than in prior years. The $710,000 shown as non-current patient accounts receivable is presented at estimated net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

Liquidity and Capital Resources

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Net accounts receivable from patient care decreased during the nine months ended March 31, 2002 by approximately 1%, $71,320. The Company continues to closely monitor its accounts receivable balances and is working to reduce amounts due consistent with growth in revenues.

     During the quarter ended March 31, 2002 the Company met its operating needs through ongoing accounts receivable financing and through debt and equity transactions as follows:

     During the quarter ended March 31, 2002 the Company issued warrants to purchase 41,000 shares of class A common stock in payment for corporate marketing services resulting in a non-cash marketing charge of approximately $2,700.

     During the quarter ended March 31, 2002 the Company issued 25,871 shares of class A common stock under the Employee Stock Purchase Plan resulting in a non-cash salaries charge of approximately $ 1,300.

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

     The Company also occasionally accesses an overline to fund short-term cash flow needs. Principal payments on an overline are generally made weekly with payoffs scheduled for less than three months. As of March 31, 2002, $20,000 remained to be paid on the overline. The Company currently has no overline balance remaining.

     During the quarter ended March 31, 2002 the Company borrowed $150,000 from a related party to supplement cash collections and accounts receivable funding. This debt carries an interest rate of 12% per annum and is payable on demand with 30 days notice. The outstanding balance of this Note at March 31, 2002 was $100,000. The current balance is $75,000.

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

PART II   OTHER INFORMATION


Signatures

         In accordance wth the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHC, Inc. Registrant


Date:  May 10, 2002                       /s/ Bruce A. Shear
                                              President
                                              Chief Executive Officer

Date:  May 10, 2002                       /s/ Paula C. Wurts
                                              Controller Treasurer