Form 10-K
period 2002-06-30
PHC INC /MA/
filed 2002-09-19
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

The issuer's revenues for the fiscal year ended June 30, 2002 were $22,698,268 . The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 1, 2002, was $7,439,461.90. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At August 1, 2002, 12,880,916 shares of the issuer's Class A Common Stock and 726,991 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes__ No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our company is a national health care company, which provides psychiatric services primarily to individuals who have alcohol and drug dependency, related disorders and to individuals in the gaming and transportation industries. We operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities  in Nevada,  one  outpatient  psychiatric  facility  in Kansas and an inpatient psychiatric facility in Michigan. We also operate a website, Wellplace.com, which provides education, training and materials to behavioral health professionals in addition to providing Internet support to all of our other subsidiaries. We also provide help line services through contracts with major railroads and the State of Nebraska. Through our newest subsidiary in Michigan the company conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals. Until February 2001 we also provided management and administrative services to psychotherapy and psychological practices in New York.

     Our company provides behavioral health services and products through inpatient and outpatient facilities and online to behavioral health professionals. Our substance abuse facilities provide specialized treatment services to patients who typically have poor recovery prognoses and who are prone to relapse. These services are offered in small specialty care facilities, which permit us to provide our clients with efficient and customized treatment without the significant costs associated with the management and operation of general acute care hospitals. We tailor these programs and services to "safety-sensitive" industries and concentrate our marketing efforts on the transportation, heavy equipment, manufacturing, law enforcement, gaming and health services industries. Our psychiatric facility provides inpatient psychiatric care and intensive outpatient treatment, referred to as partial hospitalization, to children, adolescents and adults. Our outpatient mental health clinics provide services to employees of major employers, as well as to managed care, Medicare and Medicaid clients. The psychiatric services are offered in a larger, more traditional setting than PHC's substance abuse facilities, enabling PHC to take advantage of economies of scale to provide cost-effective treatment alternatives.

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

         Company Operations

     The company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients. The company's two substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs. Each facility caters to a slightly different patient population including high-risk, relapse-prone chronic alcoholics, drug addicts, Native Americans and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders). The company concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents. The company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

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

     HIGHLAND RIDGE - Highland Ridge is a 32-bed, freestanding alcohol and drug treatment hospital, which the company has been operating since 1984. It is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

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

     In the spring of 1994, the company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Pioneer Development Support Services, or PDS2 ("PDS2"), shown as Contract support services on the accompanying income statement, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 2002. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to PDS2 provides the services. PDS2 is currently operated by the parent entity, PHC, Inc.

     MOUNT REGIS - Mount Regis is a 26-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO, and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, an outpatient clinic, at its Salem Virginia location. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

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

     HARMONY HEALTHCARE - Harmony Healthcare, which consists of two psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large casino companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through a capitated rate behavioral health carve-out with Pacific Care Insurance. In addition, Harmony began clinical trials in the last quarter of the current fiscal year.

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

     PIONEER PHARMACEUTICAL RESEARCH, INC. - PPR works with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illness. These studies are conducted primarily through our facilities in Michigan, Harbor Oaks Hospital and North Point-Pioneer with the permission and assistance of patients who are in treatment.

Internet Operations

     WELLPLACE - Behavioral Health Online designs, develops and maintains the company's web site, Wellplace.com in addition to providing Internet support services and maintaining the web sites of all of the other subsidiaries of the company. The company's web sites provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keeps individuals informed of current issues in behavioral health of interest to them.

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.

                                                     Year Ended June 30,

                                                  2002               2001
                                                 _____________________________
         Inpatient
         Net patient service revenues           $ 14,130,471      $ 13,507,124
         Net revenues per patient day (1)       $        413      $        418
         Average occupancy rate (2)                    76.9%             72.0%
         Total number of licensed beds
              at end of period                           122               122
         Source of Revenues:
              Private (3)                             76.82%             82.0%
              Government (4)                          23.18%             18.0%
         Partial Hospitalization
         and
         Outpatient
         Net Revenues:*
              Individual                        $  4,678,493      $  5,283,278
              Contract                          $  2,300,140      $  2,297,071
         Sources of revenues:
              Private                                  98.1%             97.9%
              Government                                1.9%              2.1%
         Other Psychiatric Services:
                                 PDS2 (5)       $    842,345      $    944,567
                  Practice Management (6)       $          0      $    345,111

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs.
(5) PDS2, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the company's national contracts and a smoking cessation help line for the state of Nebraska.
(6) Practice Management revenue was produced through BSC-NY and PHC, Inc. During the fiscal year ended June 30, 2001 the company closed it practice management services as outlined in this report under "Description of Business" and detailed in footnote A to the financial statements included in this report.

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

     The company employs four individuals dedicated to marketing among the company's facilities. Each facility performs marketing activities in its local region. The Senior Vice President of the company coordinates the company's national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. In addition to providing excellent services and treatment outcomes, the company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the company's internal professional standards.

     The company's integrated systems of comprehensive outpatient mental health clinics complement the company's inpatient facilities. These clinics are strategically located in Nevada, Virginia, Kansas City, Michigan, and Utah. They make it possible for the company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the company operates Pioneer Development and Support Services (PDS2) located in the Highland Ridge facility in Salt Lake City, Utah. PDS2 provides clinical support, referrals, management and professional services for a number of the company's national contracts. It gives the company the capacity to provide a complete range of fully integrated mental health services.

     The company has been successful in securing a number of national accounts with a variety of corporations including: Boyd Gaming, Conrail, CSX, the IUE, MCC, MGM, Station Casinos, Union Pacific Railroad, Union Pacific Railroad Hospital Association, VBH, and others.

     In addition to its direct patient care services; the company maintains its web site, Wellplace.com, which provides articles and information of interest to the general public as well as the behavioral health professional. The company's Internet Company also provides the added benefit of web availability of information for various EAP contracts held and serviced by those subsidiaries providing direct treatment services.

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

     The company's psychiatric facilities and programs compete primarily within the respective geographic area serviced by them. The company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities. The main reasons that the company competes well are its integrated delivery and dual diagnosis programming. Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The company developed its dual diagnosis service in response to demand from insurers, employers and treatment facilities. The company's Internet Company provides the competitive edge for service information and delivery for our direct patient care programs.

Revenue Sources and Contracts

     The company has entered into relationships with numerous employers, labor unions and third-party payors to provide services to their employees and members for the treatment of substance abuse and psychiatric disorders. In addition, the company admits patients who seek treatment directly without the intervention of third parties and whose insurance does not cover these conditions in circumstances where the patient either has adequate financial resources to pay for treatment directly or is eligible to receive free care at one of the company's facilities. The company's psychiatric patients either have insurance or pay at least a portion of treatment costs based on their ability to pay. Free treatment provided each year amounts to less than 5% of the company's total patient days.

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

Government Regulation

     The company's business and the development and operation of the company's facilities are subject to extensive federal, state and local government regulation. In recent years, an increasing number of legislative proposals have been introduced at both the national and state levels that would affect major reforms of the health care system if adopted. Among the proposals under consideration are reforms to increase the availability of group health insurance, to increase reliance upon managed care, to bolster competition and to require that all businesses offer health insurance coverage to their employees. The company cannot predict whether any such legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the company's business.

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

Medicare Reimbursement

     Currently  the  only  facility  of  the  company  that  receives   Medicare
reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2002 13.36% of revenues for Harbor Oaks were derived from Medicare programs.

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


Employees

     As of July 31, 2002 the company had 327 employees of which 4 were dedicated to marketing, 77 (13 part time) to finance and administration and 246 (84 part time) to patient care. All of the company's 327 employees are leased through Inovis, which was recently purchased by Team America, a national employee-leasing firm. The company has elected to lease its employees to provide more favorable employee health benefits at lower cost than would be available to the company as a single employer and to eliminate certain administrative tasks which otherwise would be imposed on the management of the company. The agreement provides that Inovis, now Team Inovis, will administer payroll, provide for compliance with workers' compensation laws, including procurement of workers' compensation insurance and administering claims, and procure and provide designated employee benefits. The company retains the right to reject the services of any leased employee and Inovis has the right to increase its fees at any time upon thirty days' written notice or immediately upon any increase in payroll taxes, workers' compensation insurance premiums or the cost of employee benefits provided to the leased employees.

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


Insurance

     Each of the company's facilities maintains separate professional liability insurance policies. Harbor Oaks, Mount Regis Center, Harmony Healthcare, Total Concept and NPP have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage Harbor Oaks and Mount Regis Center each maintain an umbrella policy of $1,000,000. Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts.

     The parent company maintains $1,000,000 of directors and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.

ITEM 2. DESCRIPTION OF PROPERTY

Executive Offices

     The company's executive offices are located in Peabody, Massachusetts. The company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 17, 2004. The current annual payment under the lease is $85,728 and increases to $88,896 in the final year. The company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

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

Mount Regis Center

     The company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $406,000. The facility is used for both inpatient and outpatient services. The company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

     The company owns or leases premises for each of its psychiatric facilities. Harmony, Total Concept, North Point Pioneer and Pioneer Pharmaceutical Research lease their premises. The company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary. The company believes that all of these premises are adequate for its current and anticipated needs.

     The company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The company has a $2,500,000 mortgage on this property. The company believes that these premises are adequate for its current and anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS.

     As a consequence of Franvale's bankruptcy and subsequent receivership, a number of claims were asserted against the Company. In April 2002 the Bankruptcy Court allowed the Final Report and Account of the Trustee in this matter closing all claims relating to the bankruptcy. This resulted in the elimination of the current liability of discontinued operations and an increase in equity of approximately $800,000.

     On or about May 15, 2000, the company was served with a subpoena by the United States Attorney for the District of Massachusetts. The subpoena requested, inter alia, patient and financial records relating to Franvale Nursing and Rehabilitation Center for the period of 1995 through 1998. The company has reached an agreement in principle with the government to settle all outstanding billing issues. The final agreement is currently being drafted for signatures. The company believes that it has adequately accrued for the settlement of this claim in the accompanying financial statements.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company's security holders during the fourth quarter of the fiscal year ended June 30, 2002.

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

                                                        HIGH             LOW

2001
        First Quarter                               $   1.50         $    .50
        Second Quarter                              $    .5625       $    .6250
        Third Quarter                               $    .6094       $    .1250
        Fourth Quarter                              $    .59         $    .19

2002
        First Quarter                               $    .48         $    .30
        Second Quarter                              $    .63         $    .34
        Third Quarter                               $    .45         $    .35
        Fourth Quarter                              $    .99         $    .37

2003
        First Quarter (through August 1, 2002)      $    .81         $    .56


     On August 1, 2002, the last reported sale price of the Class A Common Stock was $.65. On August 1, 2002 there were 696 holders of record of the company's Class A Common Stock and 313 holders of record of the company's Class B Common Stock.

DIVIDEND POLICY

     The company has never paid any cash dividends on its Common Stock. During the fiscal year ended June 30, 2002 the company was precluded under capital law from paying cash dividends, however, the company accrued dividends on preferred stock according to the preferred stock agreement and paid all dividends in common stock, as required, upon conversion of the preferred stock. Although there are now no restrictions on the Company's ability to pay dividends, the Company anticipates that, in the future, earnings will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect to Common Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on the results of operations, the financial position of the Company and such other factors, as the Company's Board of directors, in its discretion, deems relevant.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the company for the years ended June 30, 2002 and 2001. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. During fiscal year 2001 BSC-NY, Inc. was closed, as part of the divestiture of unprofitable business, as outlined in this report under "Description of Business" and detailed in footnote A to the consolidated financial statements included in this report.

Overview

     The company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and seven outpatient psychiatric centers (collectively called "treatment facilities"). The company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at out patient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the company has changed the focus and reduced expenses of its' internet operation, Behavioral Health Online, Inc., to provide technology and internet support for the company's other operations, it also continues to provide behavioral health information and education through its web site at Wellplace.com. The expenses of the Internet operation decreased approximately 78% through the consolidation of operations and elimination of excess leased space. The company's most recent addition, Pioneer Pharmaceutical Research, contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illness.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness. If passed this legislation will improve access to the companies programs. Managed care has had a profound impact on the company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

Critical Accounting Policies

     The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves and the impairment of long-lived assets, goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable:

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

Allowance for doubtful accounts:

     Reserves for bad debt are maintained at a percentage of outstanding accounts receivable based on the company's historic collection results, the age of the receivable and other relevant information.

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods.

Organization costs:

     Organization costs are expensed as incurred as required by the American Institute of Certified Public Accounts Statement of Position 98-5 "Reporting the Costs of Start-up Activities".

Goodwill:

     The excess of the purchase price over the fair market value of net assets of an acquisition is recorded as goodwill. The company's net goodwill relates to the treatment services segment of the company and is evaluated at least annually for impairment.

Results of Operations

Years Ended June 30, 2002 and 2001

     The company experienced a significant increase in profitability from its ongoing operations during the fiscal year ended June 30, 2002. Total revenues excluding BSC-NY, Inc., the practice management operation closed in the previous fiscal year, increased 1.3% to $22,698,268 for the year ended June 30, 2002 from $22,404,725 for the year ended June 30, 2001. The stability of the company's core business revenues and reduced operating expenses, resulted in an increase in income from operations of 82.7% to $1,764,274 for the year ended June 30, 2002 from $937,486 before closing expenses of the practice management operation for the year ended June 30, 2001 and an increase in net income before dividends of $1,148,294 to $1,083,895 for the fiscal year ended June 30, 2002 from a loss of $64,399, excluding BSC-NY, Inc. closing costs of $5,186,306, for the fiscal year ended June 30, 2001. The company has returned to profitability having recorded its sixth consecutive profitable quarter from ongoing operations with the quarter ended June 30, 2002.

     Total net patient care revenue from all facilities, remained relatively stable at $21,109,104 for the year ended June 30, 2002 as compared to $21,087,473 for the year ended June 30, 2001. This stability of core business revenues coupled with reductions in expenses resulted in increased net income. Although patient census increased as shown in "Operating Statistics" on page 7 of this report, a change in payor mix resulted in lower net revenue per patient day. Net inpatient care revenue from psychiatric services increased 4.6% to $14,130,471 for the year ended June 30, 2002 from $13,507,124 for the fiscal year ended June 30, 2001. Net partial hospitalization and outpatient care revenue decreased 7.9% to $6,978,633 for the year ended June 30, 2002 from $7,580,349 for the year ended June 30, 2001. This decrease is due in part to the decrease in the number of employees covered under our contracts in the aftermath of September 11, 2001. Revenues from Pioneer Development and Support Services ("PDS2") decreased 10.8% to $842,345 for the year ended June 30, 2002 from $944,567 for the year ended June 30, 2001. This is due to the completion of a large short-term contract in the fiscal year ended June 30, 2001 and the elimination of the related revenues. All revenues reported in the accompanying statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses increased by approximately $1,028,772 due to the increase in patient census at our inpatient facilities for the year ended June 30, 2002. Inpatient census increased by approximately 1,900 patient days, 6%, for the year ended June 30, 2002 compared to the year ended June 30, 2001. Direct patient care payroll and payroll related expenses increased approximately 8% to $9,762,087 for the year ended June 30, 2002 from $8,617,575 for the year ended June 30, 2001; pharmacy costs increased approximately 9% to $351,531 for the year ended June 30, 2002 from $322,520 for the year ended June 30, 2001; laboratory fees increased approximately 48% to $213,973 for the year ended June 30, 2002 from $144,485 for the year ended June 30, 2001; and food expense increased approximately 8% to $481,363 for the year ended June 30, 2002 from $445,651 for the year ended June 30, 2001. All of these increases were a result of increased patient census and increased acuity of patients. We also increased our census from outside of the facilities' local areas resulting in an increase in patient transportation expense of approximately 6% to $289,715 for the year ended June 30, 2002 from $274,493 for the year ended June 30, 2001. Other patient related expenses increased approximately 259% due to the increase in patients participating in research studies through our newest subsidiary Pioneer Pharmaceutical Research. The corresponding revenue increase was approximately $388,000 or 109% over last year's revenues. We continue to closely monitor the ordering of hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census (see "Operating Statistics" Part I, Item 1).

     Website expenses decreased 78.7% to $287,556 for the year ended June 30, 2002 from $1,351,150 for the year ended June 30, 2001. This decrease is due to the change in focus of the Internet company to internal support of the other operating locations. Website expenses are expected to continue at this level while the Internet company's focus remains internal.

     In December 2000 the Company's Board of Directors decided to close its' BSC-NY, Inc. practice management operations due to the deterioration of operating results. Revenues of BSC-NY, Inc. were dependent on the success of the professional corporation for which it provided management services. Although the New York practice management operations reported operating income of approximately $131,000 for the fiscal year ended June 30, 2000, adverse business conditions resulted in a loss of approximately $399,000 for the six months ended

December 31, 2000 before closing expenses. These adverse operating conditions were caused by the decline in revenues produced by the professional corporation which had closed down its business operations. Closing expenses for the practice management company were $5,186,306 and included $1,545,609 in goodwill impairment, $3,401,650 in receivables due from the Professional Corporation and $239,047 in lease termination and other expenses.

     Contract expenses related to PDS2 decreased 17.6% to $704,363 for the year ended June 30, 2002 from $855,128 for the year ended June 30, 2001. This decrease is due to the completion of a large short-term contract and the elimination of related expenses.

     Total administrative expenses for all facilities increased 14.5% to $8,533,571 for the year ended June 30, 2002 from $7,452,714 for the year ended June 30, 2001. This increase in administrative expense is due to the increase in expenses for Pioneer Pharmaceutical Research and the non-cash equity based compensation charge of approximately $264,000.

     Interest expense decreased 24.2% to $790,955 for the year ended June 30, 2002 from $1,043,030 for the year ended June 30, 2001. This decrease is due to the refinancing of debt resulting in lower interest rates and the decrease in prime rate, which dictates the interest rate on the majority of the company's long-term debt.

     The Company's income taxes of $15,446 and $44,450 for the years ended June 30, 2002 and June 30, 2001, respectively, are significantly below the Federal statutory rate of 34% primarily related to the availability of net operating loss carry-forward. Total income tax expense for fiscal 2002 and 2001 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards.

     Bad debt expense decreased 71.2% to $716,681 for the fiscal year ended June 30, 2002 from $2,490,307 for the fiscal year ended June 30, 2001. This is due primarily to the elimination of bad debt related to the closed practice management company and the overall decrease in the age of outstanding accounts receivable.

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

Liquidity and Capital Resources

     The company`s net cash provided by operating activities was $1,576,109 for the year ended June 30, 2002 compared to cash used by operating activities of $461,277 for the year ended June 30, 2001. Cash flow from operations in fiscal 2002 consists of net income of $1,083,895 plus depreciation and amortization of $202,776, decrease in accounts receivable of $440,638 and non-cash equity based charges of $336,745 less cash used for net changes in other operating assets and liabilities of $487,945. Cash flow from operations would have been $156,506 higher in fiscal 2002 without the legal expenses related to the final disposition of the Franvale bankruptcy.

     Cash used in investing activities in fiscal 2002 consisted of $124,362 in capital expenditures compared to $186,842 and $70,226 in capital expenditures and website development costs, respectively in fiscal 2001.

     Cash used in financing activities in fiscal 2002 primarily consisted of $1,113,344 in debt repayments compared to $63,806 in net borrowings during fiscal 2001. Other fiscal 2002 financing activities are summarized below.

     During the fiscal years ended June 30, 2000 and 2001 the company issued 8% series C convertible preferred stock in a private placement. As of June 30, 2002 all of this preferred stock has been converted with the issuance of approximately 4,600,000 shares of class A common stock. Approximately 541,000 additional shares were issued in payment of unpaid accrued dividends on the preferred stock. The company incurred costs of $198,149 in fiscal 2002, related to the private placement of the preferred stock conversion shares.

     A significant factor in the liquidity and cash flow of the company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts decreased approximately 7% to $5,768,419 on June 30, 2002 from $6,220,715 on June 30, 2001. This decrease is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     In May 2001, in order to support the company's continued revenue growth, the company increased its accounts receivable funding revolving credit agreement with Heller Healthcare Finance, Inc. on behalf of three of its subsidiaries. The amended agreement provides for funding of up to $3,000,000 based on outstanding receivables. The outstanding balance on this receivables financing on June 30, 2002 was $1,468,644, reflecting a $642,942 decrease from June 30, 2001. In November 2001 the company refinanced all of the outstanding mortgage debt with Heller Healthcare Finance. This resulted in the consolidation of several outstanding notes, the reduction of interest on the debt from prime plus 5% to prime plus 3.5% and the reduction in the principal payments due each month. Total proceeds from the refinancing transaction during fiscal 2002 amounted to $748,912. Principal payments on long-term debt totaled $1,219,314 in fiscal 2002 compared to $639,157 in fiscal 2001.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2002 are as follows:

      Year Ending              Term       Capital     Operating
      June 30,                 Notes      Leases      Leases          Total
_______________________________________________________________________________

 2003                     $   765,415     $ 13,556    $  776,551    $1,555,522
 2004                         823,659       10,536       748,119     1,582,314
 2005                       1,255,415        8,126       539,195     1,802,736
 2006                          47,598        5,037       181,607       234,242
 2007                          32,307           --       111,239       143,546
 Thereafter                   269,966           --            --       269,966
                            _________     _________   ___________   ___________
 Total minimum payments   $ 3,194,360     $ 37,255    $2,356,711    $5,588,326
                          ===========     =========   ===========   ==========

     In addition to the above term notes, the company also has $500,000 in outstanding convertible debentures, which include the provision that the holders of the debentures may put all or any portion of the debentures to the company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. The holders of the debentures have exercised the put provision in the agreement as to 50% of the outstanding debentures. The company will begin making monthly payments of $25,000 plus accrued interest in October 2002, which will further reduce indebtedness and interest costs. .

     The company believes that, with the refinancing debt mentioned above, its revolving credit facility through its primary lender and cash flow from operations, it will have sufficient cash and financing available to fund its growing operations for the foreseeable future. The company is concentrating on its core business and expansion of its pharmaceutical research operations through additional contracts, which will increase revenues considerably and provide for additional cash from operations.

     The liquidation of the assets and liabilities of Franvale resulted in a non-cash increase in equity of $804,046 in the quarter ended June 30, 2002. In April 2002 the bankruptcy was finalized and all obligations were recorded. (see Note A to the accompanying consolidated financial statements for additional information.) This increase in equity, coupled with the increase in equity from fiscal 2002 net income, contributed to a positive stockholders' equity of $615,985 for the company as of June 30, 2002 compared to a total stockholders' deficit of $1,281,120 as of June 30, 2001.

     The company has operated ongoing operations profitably for six consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

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

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized

     The Company elected early adoption of SFAS 142 in the quarter ended September 30, 2001. The Company's net goodwill of $969,099 relating to the treatment services segment of the Company was evaluated as of July 1, 2001. The adoption of SFAS 142 resulted in a decrease in amortization expense of $65,700 for the year ended June 30, 2002.

The impact of the adoption of SFAS 142 is summarized as follows:

                                                     For the Year Ended
                                                            June 30,
                                                     2002              2001
                                                    ___________    ____________
      Reported net income (loss) applicable to
         common shareholders                        $ 985,484     $ (5,634,323)
    Add back:  Goodwill amortization                       --           65,700
                                                    ___________    ____________
    Adjusted net income (loss)                        985,484       (5,568,623)

    Basic earnings per share:
      Reported net income(loss)applicable to
         common shareholders                        $    0.10     $      (0.66)
      Goodwill amortization                                --              .01
                                                    ___________    ____________
      Adjusted net income (loss)                    $    0.10     $      (0.65)

    Diluted earnings per share:
      Reported net income (loss)applicable to
         common shareholders                        $    0.09     $      (0.66)
      Goodwill amortization                                --              .01
                                                    ___________    ____________
      Adjusted net income (loss)                    $    0.09     $      (0.65)

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS No.144 becomes effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to impact its financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

ITEM 7.           FINANCIAL STATEMENTS.
                                                                      PAGE

Index                                                                  F-1
Report of independent certified public accountants                     F-2
Consolidated balance sheets                                            F-3
Consolidated statements of operations                                  F-4
Consolidated statements of changes in stockholders'equity (deficit)    F-5
Consolidated statements of cash flows                                  F-6, F-7
Notes to consolidated financial statements                             F-8, F-26







































                                                                          F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the  accompanying  consolidated  balance sheets of PHC, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                             BDO Seidman, LLP

Boston, Massachusetts
August 16, 2002












                                                                          F-2

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                June 30,
                                                          2002           2001
                                                      ___________   __________
ASSETS (Note C)
Current assets:
    Cash and cash equivalents                         $  204,564    $   43,732
    Accounts receivable, net of allowance for
      doubtful accounts of $2,715,760 and
      $2,632,525 at June 30, 2002 and 2001,
      respectively  (Note A)                           5,078,419     5,620,715
    Prepaid expenses                                      66,652        63,940
    Other receivables and advance                        137,032       112,579
    Deferred income tax asset (Note F)                   766,793       613,980
                                                       ___________  ___________
         Total current assets                          6,253,460     6,454,946
Accounts receivable, non-current                         690,000       600,000
Other receivables (Note A)                                92,068       104,863
Property and equipment, net (Notes A, B and D)         1,259,648     1,338,066
Deferred financing costs, net of amortization
  of $122,109 and $114,109 at June 30, 2002
  and 2001, respectively                                  12,000        20,000
Goodwill, net of accumulated amortization of $270,105
  at June 30, 2002 and 2001  (Note A)                    969,099       969,099
Other assets (Note A)                                    197,340       236,478
                                                      ___________   ___________
         Total assets                                 $9,473,615    $9,723,452
                                                      ===========   ==========
LIABILITIES
Current liabilities:
    Accounts payable                                  $1,283,389    $1,866,631
    Notes payable - related parties (Note E)             200,000       200,000
    Current maturities of long-term debt (Note C)        765,415     2,038,077
    Revolving credit note (Note C)                     1,468,644     2,111,586
    Deferred revenue                                     129,258            --
    Current portion of obligations under capital
      leases (Note D)                                     11,020        16,725
    Accrued payroll, payroll taxes and benefits          452,177       460,723
    Accrued expenses and other liabilities             1,597,642     1,208,469
       Convertible debentures (Notes C)                  500,000       500,000
       Net liabilities of discontinued operations
         (Note I)                                             --       960,552
                                                       ___________  ___________
         Total current liabilities                     6,407,545     9,362,763

Long-term debt, less current maturities  (Note C)      2,428,945     1,609,649
Obligations under capital leases (Note D)                 21,140        32,160
                                                       ___________  ___________
         Total liabilities                             8,857,630    11,004,572
                                                       ___________  ___________
Commitments and contingent liabilities
   (Notes D, G, H, I, and J )

STOCKHOLDERS' EQUITY (DEFICIT) (Notes A, C, H,
  J and K) Convertible Preferred stock, $.01 par
  value; 1,000,000 shares authorized: series C, none
  and 150,700 shares issued and outstanding at June 30,
  2002 and 2001, respectively, stated value $10 per
  share, liquidation preference of $1,507,000 at June
  30, 2001                                                    --         1,507

Class A common stock, $.01 par value; 20,000,000 shares
  authorized, 12,919,042 and 8,709,834 shares issued
  June 30, 2002 and 2001, respectively                   129,190        87,098
Class  B common stock, $.01 par value; 2,000,000 shares
 authorized, 726,991 issued and outstanding June 30,
 2002 and 2001, convertible into one share of Class A
 common stock.                                             7,270         7,270
Additional paid-in capital                            18,769,863    18,696,779
Treasury stock, 38,126 and 22,926 common shares at
 cost at June 30, 2002 and 2001, respectively            (30,988)      (24,894)
Notes receivable - common stock                          (80,000)      (80,000)
Accumulated deficit                                  (18,179,350)  (19,968,880)
                                                      ___________   ___________
         Total stockholders' equity (deficit)            615,985    (1,281,120)
                                                      ___________   ___________
         Total liabilities and stockholders'
           equity (deficit)                           $ 9,473,615   $ 9,723,452
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations

                                                  For the Year Ended June 30,
                                                 2002                    2001
                                                 ___________      _____________
Revenues:
     Patient care, net (Note A)                  $21,109,104      $ 21,087,473
     Management fees                                      --           345,111
     Pharmaceutical study                            742,380           354,618
     Website services                                  4,439            18,067
     Contract support services                       842,345           944,567
                                                 ___________      _____________
       Total revenues                             22,698,268        22,749,836
                                                 ___________      _____________
Operating expenses:
     Patient care expenses                        10,691,823         9,663,051
     Cost of contract support services               704,363           855,128
     Provision for doubtful accounts                 716,681         2,490,307
     Website expenses                                287,556         1,351,150
     Practice management closing expenses (Note A)        --         5,186,306
     Administrative expenses                       8,533,571         7,452,714
                                                 ___________      _____________
         Total operating expenses                 20,933,994        26,998,656
                                                 ___________      _____________
Income (loss) from operations                      1,764,274        (4,248,820)
                                                 ___________      _____________
Other income (expense):
     Interest income                                  10,852            23,519
     Interest expense                               (790,955)       (1,043,030)
     Other income, net                               115,170            62,076
                                                 ___________      _____________
              Total other expense, net              (664,933)         (957,435)
                                                 ___________      _____________
Income (loss) before income taxes                  1,099,341        (5,206,255)
Income taxes (Notes A and F)                          15,446            44,450
                                                 ___________      _____________
              Net income (loss)                    1,083,895        (5,250,705)

Dividends (Note J)                                   (98,411)         (383,618)
                                                 ___________      _____________

Income (loss) applicable to common shareholders   $  985,484      $ (5,634,323)
                                                  ==========      =============

Basic income (loss) per common share (Note A)     $      .10      $       (.66)
                                                 ___________      _____________
Basic weighted average number of shares
  outstanding                                     10,232,286          8,518,408
                                                  ==========      =============
Fully diluted income (loss) per common share
  (Note A)                                        $      .09      $       (.66)
                                                 ___________      _____________
Fully diluted weighted average number of
  shares outstanding                              11,012,861          8,518,408
                                                  ==========      =============


        See accompanying notes to consolidated financial statements
                                                                           F-4

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Changes In Stockholders' Equity (Deficit) (See Notes A, C, H, J and K)

                                   Class        A          Class      B
                                   Common       Stock      Common     Stock      Preferred  Stock
                                   Shares       Amount     Shares     Amount     Shares     Amount
                                   _________   __________  ________   ________   __________ _________

Balance - June 30, 2000            7,019,608   $ 70,196    726,991    $7,270     136,000    $1,360

Costs related to private
  placements
Issuance of shares for earn-out
   obligations                       414,815      4,148
Issuance of notes receivable for
   employee stock purchase
Conversion of preferred stock      1,130,646     11,308                          (19,300)     (193)
Common stock issued for accrued
   dividends                          29,514        295
Issuance of preferred stock at a
   discount                                                                       34,000       340
Beneficial conversion feature of
   preferred stock
Dividends on preferred stock
Shares issued for employee bonuses    92,663        925
Issuance of warrants for services
Issuance of employee stock
   purchase plan shares               22,588        226


                                   Class        A          Class      B
                                   Common       Stock      Common     Stock      Preferred  Stock
                                   Shares       Amount     Shares     Amount     Shares     Amount
                                   _________   __________  ________   ________   __________ _________
Purchase of treasury stock in
   exchange for note
Repurchase of shares on open
   market
Net loss - year ended June 30,
   2001
                                   _________   __________  ________   ________   __________ _________
Balance - June 30, 2001            8,709,834     87,098    726,991     7,270     150,700     1,507

Costs related to private
   placements
Dividends on preferred stock
Issuance of shares for options
   exercised                          1,250          13
Repurchase of shares on open
   market
Issuance of warrants for services
Shares issued for employee bonuses   71,750         717
Conversion of preferred stock     3,483,583      34,836                         (150,700)   (1,507)
Common stock issued for accrued
   dividends                        511,800       5,118
Issuance of shares for warrants
   exercised                         31,624         316
Issuance of employee stock
   purchase plan shares              25,871         259
Issuance of shares for services
   provided                          83,330         833
Reclassification of net
   liabilities of discontinued
   operations

                                   Class        A          Class      B
                                   Common       Stock      Common     Stock      Preferred  Stock
                                   Shares       Amount     Shares     Amount     Shares     Amount
                                   _________   __________  ________   ________   __________ _________

Net income-year ended June 30,
   2002
                                ____________   __________  ________   ________   __________ _________
Balance - June 30, 2002          12,919,042   $ 129,190    726,991   $ 7,270    $      0    $    0
                                ===========    =========   =======   =======     ========   =========





   See accompanying notes to consolidated financial statements.


PHC, INC.  AND SUBSIDIARIES (con't)

Consolidated Statements of Changes In Stockholders' Equity (Deficit) (See Notes A, C, H, J and K)

                                              Notes
                                 Additional   Receivable
                                 Paid-in      Stock       Treasury   Stock       Accumulated
                                 Capital      Purchase    Shares     Amount      Deficit          Total
                                ____________  __________  _________  __________    ____________   ___________

Balance - June 30, 2000         $ 17,895,162  $      --       2,776   $ (12,122)  $(14,334,557)  $3,627,309

Costs related to private
   placements                        (45,102)                                                       (45,102)
Issance of shares for earn-out
   obligations                       293,352                                                        297,500
Issuance of notes receivable for
   employee stock purchase                      (90,000)                                            (90,000)
Conversion of preferred stock        (11,115)                                                             0
Common stock issued for accrued
   dividends                           3,211                                                          3,506
Issuance of preferred stock
   at a discount                     339,660                                           (90,000)     250,000
Beneficial conversion feature of
   preferred stock                   166,500                                          (166,500)           0
Dividends on preferred stock                                                          (127,118)    (127,118)
Shares issued for employee
   bonuses                            29,741                                                         30,666


                                             Notes
                                 Additional   Receivable
                                 Paid-in      Stock       Treasury   Stock       Accumulated
                                 Capital      Purchase    Shares     Amount      Deficit          Total
                                ____________  __________  _________  __________    ____________   ___________

Issuance of warrants for services     14,640                                                         14,640
Issuance of employee stock
   purchase plan shares               10,730                                                         10,956
Purchase of treasury stock in
   exchange for note                             10,000      11,750     (10,000)                          0
Repurchase of shares on open
   market                                                     8,400     ( 2,772)                    ( 2,772)
Net loss - year ended June 30,
   2001                                                                             (5,250,705)  (5,250,705)
                                ____________  __________  _________  __________    ____________   ___________
Balance - June 30, 2001           18,696,779    (80,000)     22,926     (24,894)   (19,968,880)  (1,281,120)

Costs related to private
   placements                       (198,149)                                                      (198,149)
Dividends on preferred stock                                                           (98,411)     (98,411)
Issuance of shares for options
   exercised                             612                                                            625
Repurchase of shares on open
   market                                                    15,200      (6,094)                     (6,094)
Issuance of warrants for services       5,461                                                         5,461
Shares issued for employee bonuses     29,780                                                        30,497
Conversion of preferred stock         (31,690)                                                        1,639
Common stock issued for accrued
   dividends                          213,644                                                       218,762
Issuance of shares for warrants
   exercised                            9,684                                                        10,000


                                              Notes
                                 Additional   Receivable
                                 Paid-in      Stock       Treasury   Stock       Accumulated
                                 Capital      Purchase    Shares     Amount      Deficit          Total
                                ____________  __________  _________  __________    ____________   ___________
Issuance of employee stock
   purchase plan shares                 9,575                                                         9,834
Issuance of shares for services
   provided                            34,167                                                        35,000
Reclassification of net
   liabilities of
   discontinued operations                                                             804,046      804,046
Net income-year ended June
   30,2002                                                                           1,083,895    1,083,895
                                ____________  __________  _________  __________    ____________   ___________
Balance - June 30, 2002          $ 18,769,863 $ (80,000)     38,126   $ (30,988)  $(18,179,350)  $  615,985
                                 ============ =========  ==========  ===========  =============   ===========





          See accompanying notes to consolidated financial statements
                                                                                                F-5




PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                   For the Year Ended June 30,
                                                         2002             2001
                                                   ____________________________
Cash flows from operating activities:
     Net income (loss)                                 $ 1,083,895  $(5,250,705)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                     202,776      262,227
         Goodwill impairment                                    --    1,545,609
         Write down of accounts receivable from
           professional corporation                             --    3,401,650
         Compensatory stock options and stock and
           warrants issued for obligations                  72,745        5,306
         Equity based compensation charge                  264,000       40,000
         Changes in operating assets and liabilities:
              Accounts receivable                          440,638      649,407
              Prepaid expenses and other current assets     (2,712)      56,541
              Other assets                                (113,675)     (22,873)
              Accounts payable                            (462,580)     152,775
              Accrued expenses and other liabilities       247,528     (377,532)
              Net liabilities of discontinued
                operations                                (156,506)    (923,682)
                                                        ___________   __________
               Net cash provided by (used in)
                 operating activities                    1,576,109     (461,277)
                                                        ___________   __________
Cash flows from investing activities:
     Acquisition of property and equipment                (124,362)    (186,842)
     Website development costs                                  --      (70,226)
     Disposition of property, equipment and
       intangibles                                              --        3,689
                                                        ___________   __________
               Net cash used in investing
                 activities                               (124,362)    (253,379)
                                                        ___________   __________
Cash flows from financing activities:
      Borrowing (repayment) revolving debt, net           (642,942)     556,437
          Proceeds from borrowings                         748,912      146,526
          Principal payments on long-term debt          (1,219,314)    (639,157)
      Deferred financing costs                               8,000       26,554
      Preferred stock dividends                                 --       (6,767)
      Issuance of preferred stock at a discount                 --      250,000
      Cost related to preferred stock issuance            (198,149)     (45,102)
      Purchase of treasury stock                            (6,094)      (2,772)
      Issuance of common stock                              18,672       10,956
      Notes receivable for stock purchase                       --      (90,000)
                                                        ___________   __________
               Net cash provided by (used in)
                 financing activities                   (1,290,915)     206,675
                                                        ___________   __________
Net increase in cash and cash equivalents                  160,832     (507,981)
Cash and cash equivalents, beginning of year                43,732      551,713
  activities

Cash and cash equivalents, end of year                   $ 204,564     $ 43,732
                                                         =========     ========
Supplemental cash flow information: Cash paid
  during the period for:
           Interest                                      $ 782,416   $1,040,276
           Income taxes                                  $  25,164   $   94,780
        See accompanying notes to consolidated financial statements        F-6

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                    For the Year Ended June 30,
                                                         2002             2001
                                                   ____________________________

  Supplemental disclosures of non-cash investing and
    financing activities:
      Conversion of preferred stock at stated value $ 1,507,000 $ 193,000 Issuance of stock in lieu of cash for dividends
        due                                                  218,762      3,506
      Accrued dividends on series C preferred stock           98,411    120,351
      Increase in equity as  a result of the
        reclassification of net liabilities of
        discontinued operations                              804,046         --
      Issuance of warrants in connection with preferred
        stock conversion                                      53,848         --
      Issuance of stock for the earn-out liability                --    297,500
      Beneficial conversion feature of preferred stock            --    166,500
      Preferred stock discount                                    --     90,000
      Purchase of treasury stock in exchange for note             --     10,000























        See accompanying notes to consolidated financial statements

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

PHC, Inc. and its wholly owned subsidiaries (the "company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The company also provides management, administrative and online behavioral health services. The company primarily operates under three business segments:

1. Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which has recently begun a treatment program for psychiatric patients; and Mount Regis Center, located in Salem Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);
2. Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. BSC-NY, Inc., a subsidiary of PHC, Inc., which closed in fiscal 2001, provided management services on behalf of physician owned behavioral health practices in the greater New York City metropolitan area (see below). Pioneer Development and Support Services ("PDS2") provides help line services primarily through contracts with major railroads and the State of Nebraska. Pioneer Pharmaceutical Research, Inc. conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and
3. Behavioral health online services, provides internet support services for all of the other subsidiaries and their contracts and provides behavioral health education, training and products for the behavioral health professional, through its website Wellplace.com.

In December 2000 the Company's Board of Directors decided to close its' BSC-NY, Inc. practice management operations due to the deterioration of operating results. The table below summarizes the practice management closing expenses for the year ended June 30, 2001.

                Goodwill impairment                          $1,545,609
                Write down of the receivable
                  due from the professional corporation       3,401,650
                Lease termination and other expenses            239,047
                                                             ___________
                                  Total                      $5,186,306

On October 5, 1998 Quality Care Centers of Massachusetts, Inc., which operated the company's long-term care facility, Franvale Nursing and Rehabilitation Center, filed for protection under the Chapter 7 Bankruptcy Code. In April 2002, the bankruptcy court accepted the report of the trustee and the bankruptcy was closed. This event resulted in the reclassification of the net liabilities of discontinued operations of $804,046 to stockholders' equity in the fourth quarter of fiscal 2002.

                                                                          F-8

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

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

Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the company with Medicare. The company's cost reports to Medicare are routinely audited on an annual basis. The company periodically reviews its provisional billing rates and provides for estimated Medicare adjustments. The company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 15% and 11% of the company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2002 and 2001, respectively.

Long-term assets include accounts receivable non-current, other receivables, non-current, related party and other receivables. Accounts receivable, non-current consists of amounts due from former patients for service. This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the company and its' collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Accounts of former patients that do not comply with these supplemental payment agreements are written off when deemed unrecoverable.

Charity care amounted to approximately $415,700 and $491,000 for the years ended June 30, 2002 and June 30, 2001, respectively. Patient care revenue is stated net of charity care in the accompanying consolidated statements of operations.

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

Cash equivalents:

Cash equivalents include short-term highly liquid investments with maturities of less than three months, when purchased.



                                                                          F-9

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                           Estimated
             Assets                        Useful Life
             _______________________       ___________________
             Buildings                     39 years
             Furniture and equipment        3 through 10 years
             Motor vehicles                 5 years
             Leasehold improvements        Term of lease


Other assets:

Other assets consists of deposits, deferred expenses and web development costs.

Organization Costs:

Organization costs are expensed as incurred as required by the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting the Costs of Start-up Activities".

Goodwill:

The excess of the purchase price over the fair market value of net assets acquired was amortized on a straight-line basis over twenty years through June 30, 2001. During fiscal year 2001, the company recorded goodwill impairment of $1,545,609 in connection with the closing of its practice management operations in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, which required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's net goodwill of $969,099 relating to the treatment services segment of the Company was evaluated under SFAS 142 as of July 1, 2001. The Company ceased amortization of goodwill resulting in a decrease in expenses of $65,700 for the year ended June 30, 2002. The company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS 142.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

The impact of the adoption of SFAS 142 is summarized as follows:

                                                       For the Year Ended
                                                             June 30,
                                                      2002              2001
                                                    __________    _____________
    Reported net income (loss) applicable to
      common shareholders                           $ 985,484     $ (5,634,323)
    Add back:  Goodwill amortization                       --           65,700
                                                    __________    _____________
    Adjusted net income (loss)                        985,484       (5,568,623)

    Basic earnings per share:
      Reported net income (loss) applicable to
        common shareholders                         $    0.10     $      (0.66)
    Goodwill amortization                                  --              .01
                                                    __________    _____________
    Adjusted net income (loss)                      $    0.10     $      (0.65)

    Diluted earnings per share:
      Reported net income (loss) applicable to
        common shareholders                         $    0.09     $      (0.66)
      Goodwill amortization                                --              .01
                                                    __________    _____________
    Adjusted net income (loss)                      $    0.09     $      (0.65)

Fair value of financial instruments:

The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity and prevailing interest rates.


Basic and diluted income (loss) per share:

The income (loss) per share is computed by dividing the income (loss) applicable to common shareholders, net of dividends charged directly to retained earnings, by the weighted average number of shares of common stock outstanding for each fiscal year. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal year ended June 30, 2002: however, because their effect would be anti-dilutive, no common stock equivalents were included in the calculations of diluted loss per share for the fiscal year ended June 30, 2001.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

                                                        Years Ended June 30,
                                                      2002             2001
                                                    __________    _____________
    Denominator for basic earnings per share-
      weighted average shares                      10,232,286        8,518,408

    Effect of dilutive securities:
      Employee stock options                          439,431               --
      Warrants                                         91,144               --
      Convertible debentures                          250,000               --
                                                    __________    _____________
    Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions                          11,012,861        8,518,408
                                                   ==========       ===========

The following table summarizes securities, which were outstanding as of June 30, 2002 and 2001 but not included in the calculation of diluted net earnings per share because such shares are antidilutive:
                                                        Years Ended June 30,
                                                      2002             2001
                                                    __________    _____________

          Employee stock options                      191,500        1,141,000
          Warrants                                  1,013,800        1,623,362

Stock-based compensation:

The company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No.123 establishes a fair-value-based method of accounting for stock-based compensation plans. The company adopted the disclosure only alternative, which requires disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

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

Income taxes:

The company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of, deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

                                                                         F-12

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE A - OPERATIONS AND BUSINESS SEGMENTS (CONTINUED):

New accounting standards:

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to impact its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

NOTE B - PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:


                                                             June 30,
                                                      2002              2001
                                                    __________    _____________

         Land                                      $   69,259       $   69,259
         Buildings                                  1,136,963        1,136,963
         Furniture and equipment                    1,123,258        1,023,636
         Motor vehicles                                92,871           92,871
         Leasehold improvements                       443,733          418,992
                                                    __________    _____________
                                                    2,866,084        2,741,720
         Less accumulated depreciation and
           amortization                             1,606,436        1,403,654
                                                    __________    _____________
         Property and equipment, net               $1,259,648       $1,338,066
                                                   ==========       ==========

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                             June 30,
                                                        2002           2001
                                                      ____________  ___________
9%   mortgage note due in monthly installments of
     $4,850, including interest through July 1,
     2012, when the remaining principal balance is
     payable, collateralized by a first mortgage
     on the PHC of Virginia, Inc, Mount Regis
     Center facility.                                   $406,068     $ 426,702
Note Payable issued in conjunction with the final
     earn-out  on  the  BSC-NY, Inc. acquisition
     due in monthly installments of $11,567
     including interest at 11% through July 2005
     (see Note K).                                       361,564       454,939
Note Payable issued in conjunction with the final
     earn-out on the BSC-NY, Inc. acquisition due
     in monthly installments of $3,653 including
     interest at 11% through July 2005
     (see Note K).                                       114,178       143,665
Note Payable due in monthly installments of $429
     including interest at 8.69% through May 2004.         9,119        13,347
Note Payable due in monthly installments of $5,088
     including interest at 9% through October 2002.       20,352        81,408
Note Payable due in monthly installments of $665
     including interest at 10.8% through November
     2005.                                                22,538        27,774
Term mortgage note payable with principal installments
     of $45,000 beginning December 2001 through
     November 2002 and increasing annually by $5,000
     through November 2004 at which time the
     remaining balance of approximately $830,500
     becomes due. The note bears interest at prime
     plus 3.5% (8.25% at June 30, 2002) is
     collateralized by all assets of PHC of
     Michigan, Inc., guaranteed by PHC, Inc. and
     may be renewed at the end of three years.         2,260,541            --
Term mortgage notes refinanced in November 2001.              --     2,499,891
                                                      ____________  ___________
          Total                                        3,194,360     3,647,726
Less current maturities                                  765,415     2,038,077
                                                      ____________  ___________
Long-term portion                                    $ 2,428,945    $1,609,649
                                                     ===========    ==========
Maturities of long-term debt are as follows as
     of June 30, 2002:
             Year Ending
             June 30,                           Amount
             _____________                      _________
             2003                            $  765,415
             2004                               823,659
             2005                             1,255,415
             2006                                47,598
             2007                                32,307
             Thereafter                         269,966
                                             ___________
                                             $3,194,360
                                                                         F-14

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The company has a revolving credit note under which a maximum of $3,000,000 may be outstanding at any time. At June 30, 2002 and 2001 the outstanding balance was $1,468,644 and $2,111,586, respectively. Advances are made based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime plus 2.25% (7% at June 30, 2002). The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest is due. The notes are collateralized by substantially all of the assets of the company's subsidiaries and guaranteed by PHC.

On December 7, 1998 the company issued the principal sum of $500,000 of convertible debentures with interest at 12% per annum that are due on December 2, 2004. Interest is payable quarterly. The debentures and any unpaid interest are convertible into shares of common stock at the rate of $1,000 for 500 shares of common stock, which equates to $2.00 per share of common stock. The traded market price of the company's common stock at the date of issuance of the convertible debentures was $1.188 per share and accordingly there was no beneficial conversion feature. The holders of the debentures have the right to put all or any portion of the debentures to the company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. Accordingly, the $500,000 is classified as a current liability on the accompanying Balance Sheet. The company has the right to call the debentures upon the same terms as above. If called, the holders of the debentures then have 20 days from the date of written notice to exercise their conversion privilege as to any debentures not then already converted. In July 2002 the holders of the debentures have exercised the put provision in the agreement as to 50% of the outstanding debentures. The company will begin making monthly payments of $25,000 each plus accrued interest in October 2002.

NOTE D - CAPITAL LEASE OBLIGATION

At June 30, 2001, the company was obligated under various capital leases for equipment providing for monthly payments of approximately $1,100 and $1,400 for fiscal 2002 and 2001, respectively and terms expiring from July 2002 through June 2006.

The carrying value of assets under capital leases included in property and equipment is as follows:

                                                        June 30,
                                                   2002        2001
                                                __________    __________

      Equipment and improvements                $ 50,271      $ 73,888
      Less accumulated amortization              (33,108)      (39,940)
                                                __________    __________
                                                $ 17,163      $ 33,948
                                                ==========    ==========

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2002:

           Year Ending
           June 30,
           ____________
           2003                                         $ 13,556
           2004                                           10,536
           2005                                            8,126
           2006                                            5,037
                                                        _________
           Total future minimum lease payments            37,255
           Less amount representing interest               5,095
                                                        _________
           Present value of future minimum
                lease payments                            32,160

           Less current portion                           11,020
                                                        _________

           Long-term obligations under capital leases  $  21,140
                                                        =========


NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:
                                                                 June 30,
                                                           2002         2001
                                                        __________   __________
Notes payable, Tot Care, Inc., company owned by
  the President and principal stockholder,
  interest at 12% and payable on demand                   $100,000     $100,000

Note payable, President and principal stockholder,
  interest at 12% payable on demand                        100,000      100,000
                                                        __________   __________

Total                                                     $200,000     $200,000
                                                        ==========   ==========

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE F - INCOME TAXES

The company has the following deferred tax assets included in the accompanying balance sheets:
                                                              Year Ended
                                                                June 30,
                                                          2002          2001
                                                       __________    __________
       Temporary differences attributable to:
         Allowance for doubtful accounts               $1,086,000    $1,053,000
         Depreciation                                      72,000        89,000
         Reserves not currently deductible and other      173,000       208,000
         Operating loss carryforward                    3,383,000     3,578,000
                                                       __________    __________
                Total deferred tax asset                4,714,000     4,928,000
       Less:
         Valuation allowance                           (3,947,207)   (4,314,020)
                                                       __________    __________
       Subtotal                                           766,793       613,980
         Current portion                                 (766,793)     (613,980)
                                                       __________    __________
                Long-term portion                      $       --    $       --
                                                       ===========   ==========

The company had no deferred tax liabilities at June 30, 2002 and 2001. The company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax asset. During the past four years, the company has closed three facilities that contributed most significantly to its past losses, the Franvale Nursing and Rehabilitation Center, the Good Hope Center and the Pioneer Counseling of Virginia clinics. The company has also closed its practice management business and has implemented procedures to improve the operating efficiency of its remaining centers.

Income tax expense is as follows:
                                                              Year Ended
                                                                June 30,
                                                          2002          2001
                                                       __________    __________
       Current state income taxes                      $   15,446    $   44,450
                                                       ===========   ==========

The above current state income taxes are significantly below the Federal statutory rate of 34% primarily related to the availability of net operating loss carry-forward. Total income tax expense for fiscal 2002 and 2001 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. In fiscal 2002 the company's deferred tax benefit of $152,813 was offset by current tax accrual changes of similar amounts.




                                                                         F-17

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE F - INCOME TAXES (CONTINUED)

At June 30, 2002 the company had a federal net operating loss carryforward amounting to approximately $10,000,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2020.

The company has provided a significant valuation allowance against its deferred tax asset at June 30, 2002 and 2001 due to the uncertainty of its full recoverability given the company's history of operating losses. No additional valuation allowance was provided on the company's net deferred tax asset of $766,793 and $613,980 at June 30, 2002 and 2001, respectively, based on managements estimated projection of future taxable income.

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2005. Rent expense for the years ended June 30, 2002 and 2001 was approximately $799,000 and $812,000 respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2001 are as follows:

                          Year Ending
                          June 30,         Amount
                          ____________     __________

                          2003            $  776,551
                          2004               748,119
                          2005               539,195
                          2006               181,607
                          2007               111,239
                                           _________
                                          $2,356.711
                                           ==========

Litigation:

Various legal proceedings, claims and investigations of a nature considered normal to its business operations are pending against the company. The most significant of these matters is described below.

On or about May 15, 2000, the company was served with a subpoena by the United States Attorney for the District of Massachusetts. The subpoena requested, inter alia, patient and financial records relating to Franvale Nursing and
Rehabilitation Center for the period of 1995 through 1998. The company has reached an agreement in principle with the government to settle all outstanding billing issues. The final agreement is currently being drafted for signatures. The company believes that it has adequately accrued for the settlement of this claim in the accompanying financial statements.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE H - STOCK PLANS

[1]       Stock plans:
          The company has three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

          The stock option plan provides for the issuance of a maximum of 1,750,000 shares of Class A common stock of the company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

          The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 250,000 shares may be issued under this plan.

          The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2002, options for 65,500 shares were granted under this plan. A maximum of 250,000 shares may be issued under this plan. Each outside director is granted an option to purchase 10,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant.

          Under the above plans, at June 30, 2002, 884,565 shares were available for future grant or purchase.

          The company had the following activity in its stock option plans for fiscal 2002 and 2001:

                                                 Number       Weighted-Average
                                                  Of           Exercise Price
                                                 Shares          Per Share
                                                __________    ________________

              Balance - June 30, 2000           782,500            $1.46
              Granted                           420,500            $0.28
              Cancelled                         (62,000)           $0.25
              Repriced Options
                Original                       (791,500)           $1.38
                Repriced                        791,500            $0.25
                                              __________         __________
              Balance - June 30, 2001         1,141,000            $0.33
              Granted                           245,000            $0.51
              Expired                          (111,000)           $0.27
                                              __________         __________
              Balance - June 30, 2002         1,275,000            $0.37
                                              ==========         ===========
                                                                          F-19

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE H - STOCK PLANS (CONTINUED)

[2] Stock-based compensation:

     The following tables summarize information about stock options outstanding and exercisable at June 30, 2002:

                              Options Outstanding
     ___________________________________________________________________________
                                                          Weighted-Average
                              Number Outstanding          Remaining Contractual
       Exercise Price         At June 30, 2002            Life (years)
     ___________________________________________________________________________

           $ .19                     5,000                    3.5
             .22                     8,000                    3.5
             .25                   665,000                    2.35
             .30                   332,500                    3.75
             .35                    40,000                    8.25
             .45                    33,000                    4.5
             .55                   148,000                    5
             .75                    14,000                    5
             .81                     6,000                    7.5
            1.03                     6,000                    6.5
            2.06                     6,000                    5.5
            3.50                     6,000                    4.5
            6.63                     5,500                    3.5
          _______                __________                ________
           $ .37                 1,275,000                    3.4
          =======                ==========                ========

                               Options Exercisable
     ___________________________________________________________________________
                                                          Weighted-Average
                              Number Exercisable          Remaining Contractual
       Exercise Price         At June 30, 2002            Life (years)
     ___________________________________________________________________________

           $ .19                     2,500                    3.5
             .22                     4,000                    3.5
             .25                   566,500                    1.85
             .30                   166,250                    3.75
             .35                    10,000                    8.25
             .45                     8,250                    4.5
             .55                    37,000                    5
             .75                     3,500                    5
             .81                     4,500                    7.5
            1.03                     6,000                    6.5
            2.06                     6,000                    5.5
            3.50                     6,000                    4.5
            6.63                     5,500                    3.5
          _______                __________                ________
           $ .37                   826,000                    2.7
          =======                ==========                ========

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE H - STOCK PLANS (CONTINUED)

[2] Stock-based compensation: (continued)

     The Company re-priced 791,500 options in January 2001. As a result of this modification, 572,750 of the options remaining at June 30, 2002 are subject to variable accounting from the date of the modification. The compensation expense related to 502,250 of the vested re-priced options amounted to approximately $264,000 and $40,000, for the year ended June 30, 2002 and 2001, respectively. Approximately $250,000 of the expense related to the current fiscal year was recorded in the fourth quarter of fiscal 2002 due to the increase in share price during that quarter.

     The company has adopted the disclosure only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the net income (loss) per share would have been changed to the pro forma amounts indicated below:
                                                             Year Ended
                                                              June 30,
                                                         2002          2001
                                                      _________________________
        Net income (loss)
          applicable to common
          Shareholders                As reported     $ 985,484   $ (5,634,323)

                                      Pro forma       $ 947,118     (5,721,161)

        Basic net income (loss)
           Per share                  As reported     $     .10   $       (.66)

                                      Pro forma       $     .09   $       (.67)

        Diluted net income (loss)
           Per share                  As reported     $     .09   $       (.66)

                                      Pro forma       $     .09   $       (.67)

The fair value of the company's stock options used to compute pro forma net income (loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001: dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 6.0% and 6.5% respectively; and an expected holding period of five years.

The per share weighed average grant date fair value of options granted during the years ended June 30, 2002 and 2001 was $.16 and $.10, respectively.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

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

In April 2002 the bankruptcy court accepted the trustees' final bankruptcy report, closing the bankruptcy. This final disposition resulted in a non-cash increase in stockholders' equity of $804,046.

Net liabilities of discontinued operations consists of the following:

                                                              June 30,
                                                       2002           2001
                                                    ____________   ____________
  Debt forgiveness and reserve for contingencies    $ 2,641,537    $ 2,641,537
  Less legal and other expenses incurred to date     (1,837,491)    (1,680,986)
  Reclassified to stockholders' equity                 (804,046)            --
                                                    ____________   ____________
  Net liabilities of discontinued operations        $        --    $   960,551
                                                    ============   ============

NOTE J - CERTAIN CAPITAL TRANSACTIONS

In addition to the outstanding options under the company's stock plans (Note H), the company has the following options and warrants outstanding at June 30, 2002:

Date of                                                      Number of      Exercise        Expiration
Issuance                  Description                        Shares           Price            Date
_________    _________________________________________    ______________  _______________   ___________

03/03/1997   Consultant warrant for investor relations
             $16,306 value passed as an adjustment         20,000 shares  $ .50 per share    March 2002
09/17/1998   Consultant warrant for investor relations
             $12,776 value passed as an adjustment         40,000 shares  $ .50 per share    March 2002
09/19/1997   Private Placement warrants with common stock
             issuance Equity transaction                   86,207 shares  $2.90 per share    Sept 2002

                                                                                             F-22



PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE J - CERTAIN CAPITAL TRANSACTIONS  (CONTINUED)

Date of                                                      Number of      Exercise        Expiration
Issuance                  Description                        Shares           Price            Date
_________    _________________________________________    ______________  _______________   ___________

03/10/1998   Warrants issued as a penalty for late
             registration of private placement shares.
             Equity transaction                               3,000 shares $2.90 per share    March 2003
03/10/1998   Warrants issued as additional interest on debt
             $48,809 value charged to interest expense over
             term of loan                                    71,186 shares $1.76 per share    March 2003
07/10/1998   Warrants issued with extension of debt
             $28,740 value charged to interest expense
             over term of loan                               69,347 shares $1.37 per share    July 2003
07/10/1998   Warrants issued with extension of debt as price
             guarantee $14,779 value charged to interest
             expense over term of loan                       25,827 shares $1.16 per share    July 2003
12/31/1998   Warrants issued with convertible debenture
             $9,240 value charged to professional fees
             over term of debentures                         30,298 shares $ .83 per share    Dec 2004
12/31/1998   Warrants issued for convertible debentures
             finder's fee $25,873 value charged to
             professional fees over term of debentures       72,724 shares $1.51 per share    Dec 2003
12/31/1998   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       13,288 shares $1.51 per share    Dec 2003
12/31/1998   Warrants issued for convertible debentures
             finders fee $3,246 value charged to
             professional fees over term of debentures       19,311 shares $1.17 per share    Dec 2003
12/01/1998   Warrants issued for convertible debentures
             finders fee $1,302 value charged to
             professional fees over term of debentures       12,119 shares $ .83 per share    Dec 2003
01/01/1999   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       12,119 shares $ .83 per share    Jan 2004
02/01/1999   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       12,119 shares $ .83 per share    Feb 2004
03/01/1999   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       12,078 shares $ .83 per share    Mar 2004
04/01/1999   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       12,078 shares $ .83 per share    Apr 2004
05/01/1999   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       12,078 shares $ .83 per share    May 2004
06/01/1999   Warrants issued for convertible debentures
             finders fee $3,696 value charged to
             professional fees over term of debentures       12,037 shares $ .83 per share    June 2004
01/05/1999   Warrants issued for investment banker services
             $18,100 value charged to professional fees over
             service period                                  48,071 shares $1.13 per share   Jan 2004
04/05/1999   Warrants issued for investment banker services
             $18,100 value charged to professional fees
             over service period                             47,680 shares $1.14 per share    Apr 2004
02/23/1999   Consultant warrant for investor relations
             $1,307 value charged to professional fees        3,724 shares $ .97 per share    Feb 2004
04/21/1999   Consultant warrant for web site development
             services $1,547 value charged to professional
             fees                                             6,039 shares $ .83 per share    Apr 2004
05/18/1999   Consultant warrant for web site advisory services
             $1,848 value charged to professional fees        6,020 shares $ .83 per share    Apr 2004
04/21/1999   Warrant issued for management consultant services
             $1,547 value charged to professional fees        5,373 shares $ .93 per share    Apr 2004
05/18/1999   Warrant issued for management consultant services
             $370 value charged to professional fees          1,204 shares $ .83 per share    May 2004
07/01/1999   Warrants issued for convertible debentures
             finders fee $5,745 value charged to professional
             fees over term of debentures                    12,037 shares $ .83 per share    July 2004
08/01/1999   Warrants issued for convertible debentures
             finders fee $4,187 value charged to professional
             fees over term  of debentures                   12,037 shares $ .83 per share    Aug 2004
07/05/1999   Warrants for investment banker services
             $12,944 value charged to professional fees
             over service period                             47,369 shares $1.15 per share    July 2004
10/05/1999   Warrants for investment banker services
             $6,042 value charged to professional fees over
             service period                                  47,369 shares $1.15 per share    Oct 2004




PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE J - CERTAIN CAPITAL TRANSACTIONS  (CONTINUED)

Date of                                                      Number of      Exercise        Expiration
Issuance                  Description                        Shares           Price            Date
_________    _________________________________________    ______________  _______________   ___________


03/31/2000   Warrants issued for services $10,000
             value charged to website development            11,334 shares $1.32 per share    Mar 2005
05/26/2000   Warrants issued as additional interest on debt
             $33,264 value charged to interest expense       60,000 shares $1.50 per share    May 2005
06/28/2000   Warrants issued with preferred stock placement
             Equity transaction                             125,000 shares $3.00 per share    June 2005
06/28/2000   Warrants issued with preferred stock placement
             Equity transaction                             115,710 shares $1.41 per share    June 2005
12/20/2000   Warrants issued for investment banker services
             $1,938 value charged to professional fees       52,530 shares $ .20 per share    Dec 2005
03/20/2001   Warrants issued for investment banker services
             $969 value charged to professional fees         25,195 shares $ .21 per share    Mar 2006
04/15/2001   Warrants issued for investor relations
             consulting services $1,136 value charged
             to professional fees                            10,061 shares $ .25 per share    Apr 2006
05/15/2001   Warrants issued for investor relations
             consulting services $2,577 value charged
             to professional fees                            10,000 shares $ .25 per share    May 2006
06/15/2001   Warrants issued for investor relations
             consulting services $2,577 value charged
             to professional fees                            10,000 shares $ .25 per share   June 2006
06/20/2001   Warrants issued for investment banker services
             $5,383 value charged to professional fees       25,000 shares $ .21 per share   June 2006
07/20/2001   Warrants issued for investor relations
             consulting services $1,786 value charged
             to professional fees                            12,000 shares $ .35 per share   July 2006
02/08/2002   Warrants issued for investor relations
             consulting services $391 value charged
             to professional fees                             3,000 shares $ .42 per share   Feb 2007
03/01/2002   Warrants issued for investor relations
             consulting services $1,476 charged
             to professional fees                            25,000 shares $.37 per share    Mar 2007
03/01/2002   Warrants issued for investor relations
             consulting services $398 charged
             to professional fees                            20,000 shares $ .37 per share   Mar 2007
03/01/2002   Warrants issued for investor relations
             consulting services $310 charged
             to professional fees                             3,000 shares $ .38 per share   Mar 2007
04/01/2002   Warrants issued for investor relations
             consulting services $310 value charged
             to professional fees                             3,000 shares $ .38 per share  Apr 2007
05/01/2002   Warrants issued for investor relations
             consulting services $790 charged
             to professional fees                             3,000 shares $ .59 per share  May 2007
05/07/2002   Warrants issued as a finders fee in connection
             with preferred stock conversion.
             Equity transaction.                            151,783 shares $ .62 per share  May 2005
05/07/2002   Warrants issued as a finders fee in connection
             with preferred stock conversion.
             Equity transaction.                             50,594 shares $ .62 per share  May 2005

Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants amounted to $5,461 and $14,640 in fiscal 2002 and 2001, respectively.

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

                                                                          F-24

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE J - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

The series C preferred stock was convertible into shares of class A common stock. In February 2001 the Series C preferred stock agreement was amended to allow for conversion at 90% of the market value of class A common Stock. This beneficial conversion feature resulted in a dividend charge to retained earnings of $166,500 for the year ended June 30, 2001. As part of the amendment, the holders of the series C preferred stock also agreed to limit its conversions of preferred stock so that such conversions will not in the aggregate convert into greater than 20% of the outstanding common stock of the corporation, 821,705 additional shares of class A common stock, from the date of the agreement through July 31, 2001. Through June 30, 2001, 1,160,160 shares of class A common stock had been issued upon conversion of 19,300 shares of series C convertible preferred stock, including accrued dividends outstanding on those preferred shares. During the fiscal year ended June 30, 2002 the remaining series C preferred stock were converted resulting in the issuance of 3,483,583 shares of class A common stock. In addition 511,800 shares of class A common stock were issued in payment of accrued dividends in fiscal 2002.

Accrued dividends included in accrued expenses and other liabilities in the accompanying consolidated balance sheet were $120,350 at June 30, 2001. No dividends were accrued and unpaid at June 30, 2002.

Under existing dilution agreements with other stockholders the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effect of transactions through June 30, 2002 are reflected in the table above. The value of the additional shares issuable as a result of these dilution provisions was not material.

NOTE K - ACQUISITIONS

On November 1, 1996, BSC-NY, Inc. ("BSC"), merged with Behavioral Stress Centers, Inc., a provider of management and administrative services to psychotherapy and psychological practices in the greater New York City Metropolitan Area. In connection with the merger, the company advanced 150,000 shares of PHC, Inc. Class A common stock and funds to the professional corporation, which were in turn issued to the former owners of Behavioral Stress Centers, Inc. to acquire the assets of the medical practices previously serviced by BSC.

In December 2000 the company's Board of Directors decided to close BSC due to the deterioration of its operating results. Although the company had no ownership interest in the professional corporation, BSC was dependent on the success of its operations through its management services agreement. During fiscal 2001, the professional corporation closed its business operations and the net amount due from the professional corporation of $3,401,650 was deemed unrecoverable and charged to practice management closing expenses (see note A).




                                                                         F-25

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

                                                 BEHAVIORAL HEALTH
                                 TREATMENT        ADMINISTRATIVE       ONLINE
                                  SERVICES         SERVICES           SERVICES     ELIMINATIONS      TOTAL
      For the Year ended       _____________     _________________    _________   _______________    ________
         June 30, 2002
  Revenues - external
    customers                    $21,114,504        $1,579,325         $  4,439  $         0        $ 22,698,268

  Revenues - intersegment            162,468         1,896,000          300,000   (2,358,468)                  0
  Segment net income (loss)        3,421,774        (2,060,457)        (277,422)           0           1,083,895
  Total assets                     7,834,299         1,541,976           97,340            0           9,473,615
  Capital expenditures                89,957            34,405                0            0             124,362
   Depreciation & amortization       140,130            50,628           20,078            0             202,776

         June 30, 2001
  Revenues - external
    customers                    $21,087,473       $ 1,644,296        $  18,067            0        $ 22,749,836
  Revenues - intersegment                  0         1,932,792           35,245  $(1,968,037)                  0
  Segment net income (loss)        2,936,935        (7,384,801)        (802,839)           0        $ (5,250,705)
  Total assets                     8,503,698         1,094,172          125,582            0        $  9,723,452
  Capital expenditures               126,566            43,063           87,439            0        $    257,068
   Depreciation & amortization    $  187,876        $   53,179        $  21,172            0        $    262,227

                                                                       F-26

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the company as of June 30, 2002 are as follows:

       Name                     Age            Position
______________________________________________________________________________

Bruce A. Shear                  47   Director, President and Chief Executive
                                       Officer
Robert H. Boswell               54   Senior Vice President
Michael R. Cornelison           52   Executive Vice President
Paula C. Wurts                  53   Controller, Treasurer and Assistant Clerk
Gerald M. Perlow, M.D. (1)(2)   64   Director and Clerk
Donald E. Robar (1)(2)          65   Director
Howard W. Phillips              72   Director
William F. Grieco (1)           48   Director
David E. Dangerfield            61   Director

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

     WILLIAM F. GRIECO has served as a Director of the company since February 18, 1997. Since November 2001 Mr. Grieco has been Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology company. From August 1999 to October 2001 Mr. Grieco was a Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization. From November 1995 to July 1999 he served as Senior Vice President and General Counsel for Fresenius Medical Care North America. From 1989 until November of 1995, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management from Harvard University in 1978 and a JD from Boston College Law School in 1981.

     DAVID E. DANGERFIELD has served as a Director of the company since December 2001. Since 1977, he has served as the Executive Director for Valley Mental Health in Salt Lake City, Utah. Since 1974, Mr. Dangerfield has been a partner for Professional Training Associates (PTA). In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services. David Dangerfield serves as a Board member of the Mental Health Risk Retention Group and Mental Health Corporation of America, which are privately held corporations, and the Utah Hospital Association, which is a state organization. Mr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.

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

Executive Compensation

     Four executive officers of the company received compensation in the 2002 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the company for services rendered to these executives in fiscal year 2002, 2001, and 2000:

                           Summary Compensation Table

                                                                                Long Term
                                                                                Compensation
                                      Annual Compensation                       Awards

(a)                          (b)    (c)            (d)         (e)              (g)             (i)
                                                                                Securities
Name and                                                       Other Annual     Underlying      All Other
Principal                    Year   Salary          Bonus      Compensation     Options/SARs    Compensation
Position                            ($)             ($)        ($)              (#)             ($)
______________________       ____   ____________    _______    _______________  ____________    ______________

Bruce A. Shear               2002   $310,000(1)     $37,500    $71,390 (2)       20,000         $ 3,400
  President and Chief        2001   $310,000(1)          --    $19,571 (3)       67,000         $ 6,285
  Executive Officer          2000   $300,195(1).         --    $10,159 (4)       50,000         $22,517

Robert H. Boswell            2002   $137,000        $ 7,000    $67,301 (5)       25,000         $ 3,725
  Senior Vice President      2001   $126,000        $16,309    $15,521 (6)       41,000         $ 3,864
                             2000   $116,000        $32,200    $12,846 (7)       26,666         $14,261

Michael R. Cornelison        2002   $114,333             --    $60,356 (8)       10,000         $ 1,700
   Executive Vice President  2001   $ 96,000        $15,910    $14,160 (9)       41,000         $ 3,864
                             2000   $ 88,750        $13,000    $11,537(10)        5,000         $ 2,252

Paula C. Wurts               2002   $111,800        $ 2,000    $36,825(11)       25,000         $ 3,725
   Controller, Treasurer     2001   $100,800        $ 6,414    $13,867(12)       41,000         $ 3,864
   And Assistant Clerk       2000    $90,800        $13,500    $ 9,642(13)       33,334         $17,263

(1) Although the Board of Director authorized base salary effective July 1, 1995 is $310,000 base salary was drawn as listed above.

(2) This amount represents $3,983 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear, $336 in club membership dues paid by the company for the benefit of Mr. Shear, $2,678 personal use of a company car held by Mr. Shear and $59,625 based on the intrinsic value of the repricing of options held by Mr. Shear.

(3) This amount represents $3,799 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear, $208 in club membership dues paid by the company for the benefit of Mr. Shear, $2,921 personal use of a company car held by Mr. Shear and $7,875 based on the intrinsic value of the repricing of options held by Mr. Shear.

(4) This amount represents $3,383 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,837 in premiums paid by the company with respect to life insurance for the benefit of Mr. Shear and $1,938 personal use of a company car held by Mr. Shear.

(5) This amount represents a $6,000 automobile allowance, $2,323 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $640 in membership dues paid by the company for the benefit of Mr. Boswell, $363 in benefit derived from the purchase of shares through the employee stock purchase plan, and $57,975 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(6) This amount represents a $6,000 automobile allowance, $1,195 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $22 in Class A Common Stock issued to employees, $219 in benefit derived from the purchase of shares through the employee stock purchase plan, and $8,085 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(7) This amount represents a $6,000 automobile allowance, $952 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $3,000 in relocation expenses paid to Mr. Boswell and $2,894 in benefit derived from the purchase of shares through the employee stock purchase plan.

(8) This amount represents a $7,800 automobile allowance, $243 in medical expenses reimbursed by the company and $52,313 based on the intrinsic value of the repricing of options held by Mr. Cornelison.

(9) This amount represents a $7,050 automobile allowance, $22 in Class A Common Stock issued to employees and $7,088 based on the intrinsic value of the repricing of options held by Mr. Cornelison.

(10) This amount represents a $4,700 automobile allowance, $6,050 as a result of the exercise of options and $787 in benefit derived from the purchase of shares through the employee stock purchase plan.

(11) This amount represents a $4,800 automobile allowance, $4,319 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $181 in benefit derived from the purchase of shares through the employee stock purchase plan and $27,525 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(12) This amount represents a $4,800 automobile allowance, $4,319 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $22 in Class A Common Stock issued to employees, $146 in benefit derived from the purchase of shares through the employee stock purchase plan and $4,580 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(13) This amount represents a $4,800 automobile allowance, $3,878 contributed by the company to the company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $964 in benefit derived from the purchase of shares through the employee stock purchase plan.

COMPENSATION OF DIRECTORS

     Directors who are employees of the company receive no compensation for services as members of the Board. Directors who are not employees of the company receive $5,000 stipend per year and $1,250 for each Board meeting they attend. In addition, directors of the company are entitled to receive certain stock option grants under the company's Non-Employee Director Stock Option Plan (the "Director Plan").

COMPENSATION COMMITTEE

     The Compensation Committee consists of Mr. Donald Robar and Dr. Gerald Perlow. The compensation Committee met once during fiscal 2002. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.


AUDIT COMMITTEE

     The Audit Committee consists of Mr. Donald Robar, Dr. Gerald Perlow and Mr. William Grieco. The Audit Committee met two times during fiscal 2002. All committee members attended both meetings.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the company's Stock Plan on August 26, 1993 and the stockholders of the company approved the plan on November 30, 1993 and amended the plan on December 26, 1997, December 23, 1998 and December 19, 2001. The Stock Plan provides for the issuance of a maximum of 1,750,000 shares of the Class A Common Stock of the company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the company.

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

     During the fiscal year ended June 30, 2002, the company issued additional options to purchase 245,000 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $.35 to $.75. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     A total of 1,250 options were exercised at $.25 each during the fiscal year ended June 30, 2002. No options were exercised during the fiscal year ended June 30, 2001.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 to allow for a total of 250,000 shares of class A common stock to be issued under the plan.

     As of June 30, 2002 a total of 112,185 shares of class A common stock have been issued under the plan since the first offering which began on February 1, 1997 through the latest completed offering which ended in January 2001. Eight employees are participating in the current offering period under the plan, which began on February 1, 2002 and will end on January 31, 2003.

Non-Employee Director Stock Plan

     The Board of Directors adopted the company's Non-Employee Director Stock Plan (the "Director Plan") on October 18, 1995. The Stockholders of the company approved the plan on December 15, 1995 and amended the plan on December 26, 1997 and December 19, 2001. Non-qualified options to purchase a total of 250,000 shares of Class A Common Stock are available for issuance under the Director Plan.

     The Board of Directors or a committee of the Board administers the Director Plan. Under the Director Plan, each director of the company who was a director at the time of adoption of the Director Plan and who was not a current or former employee of the company received an option to purchase that number of shares of Class A Common Stock as equals 500 multiplied by the years of service of such director as of the date of the grant. At the first meeting of the Board of Directors subsequent to each annual meeting of stockholders, each non-employee director is granted under the Director Plan an option to purchase 2,000 shares of the Class A Common Stock of the company. The plan was amended December 19, 2001 to increase the number of options issued each year from 2,000 per director to 10,000 per director. The option exercise price is the fair market value of the shares of the company's Class A Common Stock on the date of grant. The options are non-transferable and become exercisable as follows: 25% immediately and 25% on each of the first, second and third anniversaries of the grant date. If an optionee ceases to be a member of the Board of Directors other than for death or permanent disability, the unexercised portion of the options, to the extent unvested, immediately terminate, and the unexercised portion of the options which have vested lapse 180 days after the date the optionee ceases to serve on the Board. In the event of death or permanent disability, all unexercised options vest and the optionee or his or her legal representative has the right to exercise the option for a period of 180 days or until the expiration of the option, if sooner.

     On February 18, 1997, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $2.06. On February 23, 1999, the company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $1.03. On December 28, 1999, the company issued options to purchase 6, 000 shares of class A common stock under the Director Plan at an exercise price of $.81. On January 11, 2001 the company issued options to purchase 6,000 shares of class A common stock under the Director Plan at an exercise price of $.22. On December 19, 2001 the company issued options to purchase 30,000 shares of class A common stock under the Director Plan at an exercise price of $.35. As of June 30, 2002, none of the options issued had been exercised.

     The following table provides information about options granted to the named executive officers during fiscal 2002 under the company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                     Individual Grants

(a)                  (b)            (c)              (d)           (e)
                                   % of Total
                     Number of     Options/SARs
                     Securities    Granted to
                     Underlying    Employees     Exercise or
                     Options/SARs  in Fiscal     Base Price       Expiration
Name                 Granted (#)   Year          ($/Share)           Date
_______________________________________________________________________________

Bruce A. Shear         20,000        8.2%         $ .55              04/18/2007
Robert H. Boswell       7,500        3.1%         $ .45              12/19/2006
                       10,000        4.1%         $ .55              04/18/2007
                        7,500        3.1%         $ .55              04/18/2007
Michael R. Corneliso   10,000        4.1%         $ .55              04/18/2007
Paula C. Wurts          7,500        3.1%         $ .45              12/19/2006
                       10,000        4.1%         $ .55              04/18/2007
                        7,500        3.1%         $ .55              04/18/2007
All Directors and
 Officers as a
 group (9 Persons)    203,000        82.8%    $.35-$.55   12/19/2006-04/18/2007


     The following table provides information about options exercised by the named executive officers during fiscal 2002 and the number and value of options held at the end of fiscal 2002.

(a)                  (b)        (c)          (d)             (e)
                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      In-the-Money
                                             Options/SARs     Options/SARs
                     Shares     Value        at FY-End (#)    FY-End (#)at
                     Exercise   Realized     Exercisable/     Exercisable/
                     (#)        ($)          Unexercisable    Unexercisable
________________   ___________  _________    _____________   ________________

Bruce A. Shear            --         --      237,000/163,500  $118,630/$ 85,115
Robert H. Boswell         --         --      196,666/146,583  $ 97,650/$ 76,567
Michael R. Cornelison     --         --      161,000/130,500  $ 82,140/$ 68,820
Paula C. Wurts            --         --       137,084/83,667  $ 65,475/$ 42,593
All Directors and
 Officers as a
 group (9 persons)        --         --    1,079,750/718,250  $502,650/$353,343

     In February 1997, all 95,375 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. In September 1998, all 21,875 options due to expire, were extended for an additional five years. Also in September 1998, all 183,875 shares underlying the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. In January 2001, all 791,500 shares underlying the then outstanding employee stock options were repriced to $0.25, which was greater than the then current market price, using the existing exercise durations. The computed effect of the option repricing of $251,159 and $55,831 was charged to salaries in the quarter ended June 30, 2002 and 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the company currently outstanding) as of August 1, 2002 by each person known by the company to beneficially own more than 5% of any class of the company's voting securities, each director of the company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the company as a group. Unless otherwise indicated below, to the knowledge of the company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the company has relied on the information furnished by the persons listed below:

                         Name and Address      Amount and Nature     Percent of
Title of Class           of Beneficial Owner   of Beneficial Owner   Class (14)
____________________     ___________________   ___________________   __________

Class A Common Stock      Gerald M. Perlow         69,875(1)            *
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, MA   01960
                          Donald E. Robar          78,925(2)            *
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, MA   01960
                          Bruce A. Shear          423,495(3)           3.3%
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, MA   01960
                          Robert H. Boswell       179,150(4)           1.4%
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, MA   01960
                          Howard W. Phillips       88,875(5)            *
                          P. O. Box 2047
                          East Hampton, NY   11937
                          William F. Grieco        63,875(6)            *
                          115 Marlborough Street
                          Boston, MA   02116
                          Paula C. Wurts         107,977(7)             *
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, MA   01960
                          Michael R. Cornelison  143,409(8)            1.1%
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, Ma  01960
                          David E. Dangerfield     2,500(9)             *
                          5965 South 900 East
                          Salt Lake City, UT 84121
                          All Directors and    1,158,081(10)           8.5%
                          Officers as a
                          Group (9 persons)

                         Name and Address      Amount and Nature     Percent of
Title of Class           of Beneficial Owner   of Beneficial Owner   Class (14)
____________________     ___________________   ___________________   __________
Class B Common Stock      The Shaar Fund Ltd.  1,234,327(12)           9.5%
                          c/o Citco Funds
                            Services, Curacao
                          Kaya Flamboyan 9
                          Curacao, Netherland
                            Antilles
                          Bruce A. Shear         671,259(13)          92.3%
                          c/o PHC, Inc.
                          200 Lake Street
                          Peabody, MA   01960
                          All Directors and      671,259              92.3%
                          Officers as a
                          Group (9 persons)

  *    Less than 1%

1. Includes 48,125 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
2. Includes 51,625 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
3. Includes 163,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.55 per share.
4. Includes an aggregate of 146,583 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.25 to $.55 per share.
5. Includes 49,625 shares issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $.45 per share.
6. Includes 42,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.50 per share.
7. Includes 83,667 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.55 per share.
8. Includes 130,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.55 per share.
9. Includes 2,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price of $ .55 per share.
10. Includes an aggregate of 718,250 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 6,000 have an exercise price of $3.50 per share, 6,000 have an exercise price of $2.06 per share, 6,000 have an exercise price of $1.03 per share, 4,500 have an exercise price of $.81 per share, 37,000 have an exercise price of $.55 per share, 3,750 have an exercise price of $.45 per share, 10,000 have an exercise price of $.35 per share, 133,250 have an exercise price of $.30 per share, 502,250 have an exercise price of $.25 per share and 4,000 have an exercise price of $.22 per share.
11. Each share of class B common stock is convertible into one share of class A common stock automatically upon any sale or transfer or at any time at the option of the holder.
12. Includes 125,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock warrants, having an exercise price of $3.00.
13. Includes 56,369 shares of class B common stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.

14. Represents percentage of equity of class, based on numbers of shares listed under the column headed "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the company's Board of Directors).

     By virtue of the fact that Mr. Shear owns 92% of the class B shares and the class B shareholders have the right to elect all of the directors except the two directors elected by the class A shareholders, Mr. Shear has the right to elect the majority of the members of the Board of directors and may be deemed to be in control of the company.

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 1, 2002:

          Bruce A. Shear                                   22.66%
          All Directors and Officers as a Group
          (9 persons)                                      26.19%


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last thirteen years, Bruce A. Shear, a director and the President and Chief Executive Officer of the company, and persons affiliated and associated with him have made a series of unsecured loans to the company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the company did not have financing available from outside sources and, in the opinion of the company, were entered into at market rates given the financial condition of the company and the risks of repayment at the time the loans were made. As of June 30, 2002, the company owed an aggregate of $200,000 to related parties.

     During the period ended June 30, 2002, the company paid Mr. Shear and affiliates approximately $381,600 in principal and accrued interest under various unsecured notes to meet short term working capital requirements. As of June 30, 2002, the company owed Bruce A. Shear $100,000 on a promissory note, which is dated August 13, 1998, bears interest at the rate of 12% per year and is payable on demand and Tot Care, Inc., an affiliate of Bruce A. Shear, $100,000 on promissory notes dated May 28, 1998 and June 9, 1998 which bear interest at the rate of 12% per year and are payable on demand.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
 No.                            Description

3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the company's Registration Statement on March 2, 1994).
3.1.1Articles of Amendment filed with the Commonwealth of Massachusetts.  (Filed with the 10-QSB dated May 1997).
3.1.2Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1.2 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
3.3 Certificate of Designation of Series C Convertible Preferred Stock of PHC, Inc. adopted by the Board of Directors on June 15, 2000 and June 26, 2000. (Filed as exhibit 4.39 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
4.1 Form of Warrant Agreement. (Filed as exhibit 4.1 to the company's Registration Statement on March 2, 1994).
4.2 Form of Unit Purchase Option. (Filed as exhibit 4.4 to the company's Registration Statement on March 2, 1994).
4.3 Consultant Warrant Agreement by and between PHC, Inc., and C.C.R.I. Corporation dated March 3, 1997 to purchase 160,000 shares Class A Common Stock. (Filed as exhibit 4.18 to the company's Registration Statement on Form SB-2 dated April 15, 1997. Commission file number 333-25231).
4.4 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, L.P. for up to 86,207 shares of Class A Common Stock dated 09/19/97. (Filed as exhibit 4.25 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
4.5 Warrant Agreement by and between PHC, Inc. and ProFutures Special Equities Fund, LP for 3,000 shares of Class A Common Stock. (Filed as exhibit 4.27 to the company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1998. Commission file number 0-22916).
4.6 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated March 10, 1998. (Filed as exhibit 4.30 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
4.7 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated July 10, 1998. (Filed as exhibit 4.31 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
4.8 Warrant Agreement by and between HealthCare Financial Partners, Inc. and its subsidiaries (collectively "HCFP") and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock. (Filed as exhibit
     4.14 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
4.9 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3. (Filed as exhibit 4.19 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
4.10 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000. (Filed as exhibit 4.20 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.11 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).

Exhibit
 No.                            Description

4.12 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.13 Warrant  Agreement  by and  between  PHC,  Inc.,  and  National  Securities
     Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock. (Filed as exhibit 4.23 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.14 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999. (Filed as exhibit 4.24 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.15 Warrant Agreement by and between PHC, Inc., and Barrow Street Research for 3,000 shares of Class A Common Stock dated February 23, 1999. (Filed as exhibit 4.24 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
4.16 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated March 1, 1999. (Filed as exhibit 4.25 to the company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
4.17 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.26 to the company's Registration Statement on Form S-3 dated June 1, 1999. Commission file number 333-76137).
4.18 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated May 1, 1999. (Filed as exhibit 4.27 to the company's Registration Statement on Form S-3 dated May 14, 1999. Commission file number 0-22916).
4.19 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.28 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.20 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit
     4.29 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.21 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated August 1, 1999. (Filed as exhibit 4.30 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.22 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1999. (Filed as exhibit 4.31 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.23 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1999. (Filed as exhibit 4.32 to the company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.24 Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and CCRI, Inc. and Warrant to purchase 40,000 shares of Class A Common Stock by and between PHC, Inc. and M&K Partners both dated 3/3/97; replaces warrant for 160,000 shares dated 3/3/97 by and between PHC, Inc. and CCRI, Inc. (Filed as exhibit 4.34 to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).

Exhibit
 No.                            Description

4.25 Common Stock Purchase Warrant by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit 4.36 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
4.26 Common Stock Purchase Warrant by and between PHC, Inc. and Heller Healthcare Finance, Inc. for 60,000 shares of Class A Common Stock. (Filed as exhibit 4.37 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
4.27 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.38 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
4.28 Warrant Agreement issued to Union Atlantic Capital, LC. to purchase 25,000 Class A Common shares dated March 20, 2001. (Filed as exhibit 4.40 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
4.29 Warrant Agreement issued to Marshall Sternan to purchase 10,000 Class A Common shares dated April 15, 2001. (Filed as exhibit 4.41 to the company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
4.30 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.36 to the company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
5.1 Opinion of Arent Fox Kintner Plotkin & Kahn, PPLC dated May 1, 2000.. (Filed as an exhibit to the company's Registration Statement on Form S-3 dated June 6, 2000. Commission file number 333-76137).).
5.2 Opinion of Arent Fox Kintner Plotkin & Kahn, PPLC. (Filed as exhibit 5.2 to the company's report on Form SB-2 dated June 19, 2002. Commission file number 333-76137).
10.1 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28,
     1994)
10.2 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.3 Unconditional Guaranty of Payment and performance by and between PHC, Inc. in favor of HCFP. (Filed as exhibit 10.112 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
10.4 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)
10.5 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.123 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).

Exhibit
 No.                            Description

10.6 Financial Advisory Agreement, Indemnification Agreement and Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
10.7 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah,Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.139 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.8 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July 1998. (Filed as exhibit 10.140 to the company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.9 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.142 to the company's Registration
     Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.10 Promissory   Note for $50,000  dated June 9, 1998 by and between PHC, Inc.
     and   Tot  Care,  Inc.  (Filed  as   exhibit   10.143  to   the  company's
     Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
10.11 Amendment No. 1 to Loan and Security Agreement in the amount of $4,000,000 by and among HCFP Funding, Inc., and PHC of Michigan, Inc.,
     PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.57 to the company's report on Form 10-KSB dated October 13, 1998. Commission file number 0-22916).
10.12 Promissory Note by and between PHC, Inc. and Bruce A. Shear dated August 13, 1998, in the amount of $100,000. (Filed as exhibit 10.58 to the company's report on Form 10-QSB dated November 3, 1998. Commission file number 0-23524).
10.13 Financial Advisory and Consultant Agreement by and between National Securities Corporation and PHC, Inc. dated 01/05/99 (Filed as exhibit 10.61 to the company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
10.14 Promissory Note by and between PHC, Inc. and Mellon US Leasing Corporation dated November 1999, in the amount of $160,000. (Filed as exhibit 10.68 to the company's report on Form 10-QSB dated November 15, 1999.
10.15 Amendment number 1 to Loan and Security Agreement dated February 17, 2000 by and between PHC of Michigan, Inc., PHC, of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Heller Healthcare Finance, Inc., f/k/a HCFP Funding in the amount of $2,500,000. (Filed as exhibit 10.70 to the company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).
10.16 Registration Rights Agreement by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit 10.72 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
10.17 Release Notice by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000. (Filed as exhibit 10.73 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
10.18 Escrow Instruction by and between PHC, Inc.; The Shaar Fund Ltd. and Cadwalader, Wickersham & Taft (an Escrow Agent) dated June 28, 2000. (Filed as exhibit 10.74 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).

Exhibit
 No.                            Description

10.19 Securities Purchase Agreement by and between PHC, Inc. and The Shaar Fund Ltd. dated June 28, 2000 to purchase 125,000 shares of Class A Common Stock. (Filed as exhibit 10.75 to the company's Registration Statement on Form S-3 dated July 14, 2000. Commission file number 333-41494).
10.20 Promissory Note for $532,000 dated May 30, 2000 by and between PHC, Inc. and Irwin J. Mansdorf, Ph.D. (Filed as exhibit 10.76 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
10.21 Promissory Note for $168,000 dated May 30, 2000 by and between PHC, Inc. and Yakov Burstein, Ph.D. (Filed as exhibit 10.77 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
10.22 Settlement Agreement and Mutual Releases by and between PHC, Inc. and Yakov Burstein, Ph.D. and Irwin J. Mansdorf, Ph.D. dated May 30, 2000. (Filed as exhibit 10.78 to the company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
10.23 Amendment number 2 to Loan and Security Agreement originally dated February 18, 1998 by and among PHC, of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. in the amount of $3,000,000 amended as of May 24, 2001. (Filed as exhibit 10.46 to the company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
10.24 The Company's  1993 Stock  Purchase and Option Plan, as amended. (Filed as exhibit 10.47 to the company's report on Form S-8 dated January 29, 2002. Commission file number 333-81528).
10.25 The Company's  1995 Employee  Stock  Purchase  Plan, as amended. (Filed as exhibit 10.48 to the company's report on Form S-8 dated January 29, 2002. Commission file number 333-81528).
10.27 The Company's 1995 Non-Employee Director Stock Option Plan, as amended. (Filed as exhibit 10.49 to the company's report on Form S-8 dated January 29, 2002. Commission file number 333-81528).
10.28 Amendment Number 3 dated December 6, 2001 to Loan and Security Agreement dated February 18, 1998 by and between PHC of Michigan, Inc., PHC of Utah, Inc., and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc. providing collateral for the Loan and Security Agreement in the amount of $3,000,000. (Filed as exhibit 10.50 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
10.29 Consolidating Amended and Restated Secured Term Note in the amount of $2,575,542 dated December 6, 2001 by and between PHC of Michigan, Inc. and. Heller Healthcare Finance, Inc. (Filed as exhibit 10.51 to the company's Registration Statement on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
10.30 Amended and Restated Revolving Credit Note in the amount of $3,000,000 dated December 6, 2001 by and between PHC of Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and. Heller Healthcare Finance, Inc. (Filed as exhibit 10.52 to the company's Registration Statement on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
10.31 Amended and Restated Consolidated Mortgage Note in the amount of $5,688,598 dated December 6, 2001 by and between PHC of Michigan, Inc and Heller Healthcare Finance, Inc. (Filed as exhibit 10.53 to the company's Registration Statement on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).

Exhibit
 No.                            Description

10.32 Third Amended and Restated Cross-Collateralization and Cross-Default Agreement dated December 6, 2001 by and between PHC, Inc., PHC of Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and. Heller Healthcare Finance, Inc. (Filed as exhibit 10.54 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
10.33 Overline Credit Advance in the amount of $100,000 dated January 11, 2002 by and between PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc. and Heller Healthcare Finance, Inc. (Filed as exhibit 10.56 to the company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
21.1 List of Subsidiaries. (Filed as exhibit 21.1 to the company's report on Form SB-2 dated June 19, 2002. Commission file number 333-76137).
*99.1 Written Statement of Chief Executive Officer and Chief Financial Officer certifying the 10-KSB Annual Report.

* Filed herewith

 (b) REPORTS ON FORM 8-K.

     The company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PHC, INC.


Date:    September 19, 2002               By:   /S/ BRUCE A. SHEAR
                                                    Bruce A. Shear, President
                                                    and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

          SIGNATURE                TITLE(S)                        DATE

/s/  BRUCE A. SHEAR               President, Chief           September , 2002
     Bruce A. Shear               Executive Officer and
                                  Director  (principal
                                  executive officer)

/s/  PAULA C. WURTS               Controller and Treasurer   September 19, 2002
     Paula C. Wurts               (principal financial
                                  and accounting officer)

/s/  GERALD M. PERLOW             Director                   September 19, 2002
     Gerald M. Perlow

/s/  DONALD E. ROBAR              Director                   September 19, 2002
     Donald E. Robar

     ________________             Director                   September , 2002
     Howard Phillips

/s/  WILLIAM F. GRIECO            Director                   September 19, 2002
     William F. Grieco

     _____________________        Director                   September , 2002
     David E. Dangerfield

Exhibit 99.1




                                WRITTEN STATEMENT
                                       OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

     The undersigned hereby certify that, to the best of the knowledge of the undersigned, the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 filed by PHC, Inc. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



Date:  September 19, 2002                 By:   /s/  Bruce A. Shear
                                                     Bruce A. Shear, President
                                                     and Chief Executive Officer

Date:  September 19, 2002                 By:   /s/  Paula C. Wurts
                                                     Paula C. Wurts, Controller
                                                     and Chief Financial Officer