Form 10-Q
period 2002-09-30
PHC INC /MA/
filed 2002-11-05
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


 Commission file number        0- 22916

                                    PHC, INC.
        (Exact name of small business issuer as specified in its charter)

           Massachusetts                                 04-2601571
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

200 Lake Street, Suite 102, Peabody MA                      01960
(Address of principal executive offices)                  (Zip Code)

                                  978-536-2777
                           (Issuer's telephone number)
________________________________________________________________________________

(Former Name, former address and former fiscal year, if changed since last report) Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes X   No____

Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of October 31, 2002

         Class A Common Stock       13,349,544
         Class B Common Stock          726,991

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No      X




                                    -- 1 --

                                    PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2002 (unaudited) and June 30, 2002.

          Condensed Consolidated Statements of Operations (unaudited) - Three months ended September 30, 2002 and September 30, 2001.

          Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended September 30, 2002 and September 30, 2001.

          Notes to Condensed Consolidated Financial Statements - September 30, 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

Item 6.   Exhibits


Signatures






                                    -- 2 --

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,     June 30,
                           ASSETS                      2002            2002
                                                    ___________     ___________
Current assets:                                     (unaudited)
  Cash and cash equivalents                          $  31,201       $ 204,564
  Accounts receivable, net of allowance
    for doubtful accounts of $2,576,762
    at September 30, 2002, $2,715,760
    at June 30, 2002                                 4,874,018       5,078,419
   Prepaid expenses                                    222,997          66,652
   Other receivables and advances                      196,080         137,032
   Deferred income tax asset                           808,607         766,793
                                                    ___________     ___________
       Total current assets                          6,132,903       6,253,460
Accounts receivable, non-current                       725,000         690,000
Other receivable                                        97,375          92,068
Property and equipment, net                          1,315,257       1,259,648
Deferred financing costs, net of amortization
    of $124,109 at September 30, 2002 and
    $122,109 at June 30, 2002                           10,000          12,000
Goodwill, net of accumulated amortization of
    $270,105 at September 30, 2002 and June 30,
    2002                                               969,099         969,099
Other assets                                           194,910         197,340
                                                    ___________     ___________
      Total assets                                   $9,444,544      $9,473,615
                                                    ============    ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 983,152      $1,283,389
  Notes payable--related parties                       150,000         200,000
  Current maturities of long-term debt                 769,718         765,415
  Revolving credit note                              1,350,779       1,468,644
  Deferred revenue                                     160,963         129,258
  Current portion of obligations under capital
    leases                                              16,690          11,020
  Accrued payroll, payroll taxes and benefits          387,448         452,177
  Accrued expenses and other liabilities             1,324,436       1,597,642
  Convertible debentures                               500,000         500,000
                                                    ___________     ___________
     Total current liabilities                       5,643,186       6,407,545
                                                    ___________     ___________
Long-term debt                                       2,233,537       2,428,945
Obligations under capital leases                        45,137          21,140
                                                    ___________     ___________
     Total noncurrent liabilities                    2,278,674       2,450,085
                                                    ___________     ___________
     Total liabilities                               7,921,860       8,857,630
                                                    ___________     ___________
Stockholders' equity
  Class A common stock, $.01 par value;
    20,000,000 shares authorized, 13,363,460
    and 12,919,042 shares issued September 30,
    2002 and June 30, 2002, respectively               133,635         129,190
  Class B common stock, $.01 par value;
     2,000,000 shares authorized, 726,991
     issued and outstanding September 30, 2002
     and June 30, 2002, convertible into one
     share of Class A common stock                       7,270           7,270
  Additional paid-in capital                        19,118,347      18,769,863
  Treasury stock, 38,126 shares at September 30,
    2002 and June 30, 2002, at cost                    (30,988)        (30,988)
  Notes receivable, common stock                       (80,000)        (80,000)
  Accumulated deficit                              (17,625,580)    (18,179,350)
                                                    ___________     ___________
  Total stockholders' equity                         1,522,684         615,985
                                                    ___________     ___________
      Total liabilities and stockholders' equity     $9,444,544      $9,473,615
                                                   =============   ============
            See Notes to Condensed Consolidated Financial Statements.



                                    -- 3 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            September 30,
                                                        2002             2001
                                                    ___________     ___________
Revenues:
  Patient care, net                                  $ 5,311,625    $5,319,144
  Pharmaceutical studies                                 361,889        79,817
  Website services                                            --         2,301
  Contract support services                              297,873       212,976
                                                     ___________    ___________
Total revenue                                          5,971,387     5,614,238
                                                     ___________    ___________
Operating expenses:
  Patient care expenses                                2,475,661     2,672,391
  Cost of contract support services                      280,962       168,972
  Provision for doubtful accounts                        297,775       116,439
  Website expenses                                        56,041        80,947
  Administrative and other operating expenses          2,190,972     1,927,347
                                                     ___________    ___________
Total operating expenses                               5,301,411     4,966,096
                                                     ___________    ___________
Income from operations                                   669,976       648,142

Other income (expense):
  Interest income                                          3,814         3,342
  Other income, net                                       26,182        19,327
  Interest expense                                      (146,202)     (217,830)
                                                     ___________    ___________
Total other expense, net                               (116,206)     (195,161)
                                                     ____________   ___________
Income before provision for taxes                        553,770       452,981

Provision for income taxes                                   --            --
                                                     ___________    ___________
           Net income                                $   553,770    $  452,981

Dividends                                                     --       (30,388)
                                                     ___________     ___________

Income applicable to common stockholders             $   553,770    $  422,593
                                                     ===========    ============

Basic income per common share                        $       .04    $      .04

Basic weighted average number of shares outstanding   13,727,657     9,399,161

Fully diluted income per common share                $       .04    $      .03

Fully diluted weighted average number of shares
     outstanding                                      14,352,963    14,530,625


            See Notes to Condensed Consolidated Financial Statements.


                                    -- 4 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                            September 30,
                                                        2002            2001
                                                    ___________     ___________
 Cash flows from operating activities:
  Net income                                         $ 553,770       $ 452,981
  Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
  Depreciation and amortization                         39,771          56,214
  Amortization of financing costs                        2,000           2,000
  Compensatory stock options                           (12,825)             --
  Stock options and warrants issued for
    obligations                                            655           2,110
  Changes in:
    Accounts receivable                                105,047           5,995
    Prepaid expenses                                  (156,345)       (144,460)
    Other assets                                       (41,399)        (22,579)
    Accounts payable                                  (300,237)        (14,616)
    Accrued expenses and other liabilities               8,455          19,208
    Net liabilities of discontinued operations              --          (2,967)
                                                    ___________     ___________
Net cash provided by operating activities              198,892         353,886
                                                    ___________     ___________
Cash flows from investing activities:
  Acquisition of property and equipment                (93,365)        (50,048)
                                                    ___________     ___________
Net cash used in investing activities                  (93,365)        (50,048)
                                                    ___________     ___________
Cash flows from financing activities:
   Revolving debt, net                                (117,865)        (30,377)
   Principal payments on long-term debt               (211,438)       (159,310)
   Costs related to issuance of capital stock           (7,212)        (13,380)
   Purchase of treasury stock                               --          (6,094)
   Issuance of common stock                             57,625             300
                                                    ___________     ___________
Net cash used in financing activities                 (278,890)       (208,861)
                                                    ___________     ___________
NET INCREASE (DECREASE) IN CASH                       (173,363)         94,977
Beginning cash balance                                 204,564          43,732
                                                    ___________     ___________
ENDING CASH BALANCE                                  $  31,201       $ 138,709
                                                    ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                    $ 130,669       $ 211,679
         Income taxes                                   48,910             500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
       Issuance of common stock for options          $ 302,516       $      --
       Accrued dividends on series C preferred
          stock                                             --          30,388

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

Note A - The Company

PHC, Inc. and its wholly owned subsidiaries (the "company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The company also provides management, administrative and online behavioral health services. The company primarily operates under three business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients; and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     (2) Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. Pioneer Development and Support Services ("PDSS") provides help line services primarily through contracts with major railroads. Pioneer Pharmaceutical Research conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

     (3) Behavioral health online services, are provided through Wellplace, the company's internet operations, which provides Internet support services for all other subsidiaries of the company and provides behavioral health education, training and products for the behavioral health professional, through its website wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The accompanying financial statements should be read in conjunction with the June 30, 2002 consolidated financial statements and footnotes thereto included in the company's 10-KSB filed on September 19, 2002.



                                    -- 6 --

Note C - Business Segment Information

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

                                               BEHAVIORAL HEALTH
                                  TREATMENT      ADMINISTRATIVE    ONLINE
                                  SERVICES          SERVICES      SERVICES   ELIMINATIONS      TOTAL
                                ______________________________________________________________________
For the three months ended
   September 30, 2002

Revenues - external customers     5,311,625          659,762         --                --    5,971,387

Revenues - intersegment             153,600          656,556      75,000         (885,156)          --

Net income (loss)                   909,039         (299,228)    (56,041)              --      553,770

Identifiable assets               8,090,946        1,258,899      94,699               --    9,444,544
                                ______________________________________________________________________

For the three months ended
   September 30, 2001

Revenues - external customers   $ 5,319,144        $ 292,793     $ 2,301        $      --  $ 5,614,238

Revenues - intersegment                  --          474,000      75,000         (549,000)          --

Net income (loss)                   932,089         (400,462)    (78,646)              --      452,981

Identifiable assets               8,653,165        1,202,862     115,280               --    9,971,307
                                ______________________________________________________________________

                                    -- 7 --

Note D - New Accounting Standards

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the quarter ended September 30, 2002 with no impact to its financial position or results of operations.

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





                                    -- 8 --

Item 2.     Management's Discussion and Analysis or Plan of Operation

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

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts

                                    -- 9 --
provided and subsequent settlements are recorded in operations in the year of settlement. The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

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

Results of Operations

     Total net revenue from operations increased 6.4% to $5,971,387 for the three months ended September 30, 2002 from $5,614,238 for the three months ended September 30, 2001 primarily due to increases in pharmaceutical study revenue and contract support services revenue as detailed below.

     Net patient care revenue remained relatively stable at $5,311,625 for the three months ended September 30, 2002 as compared to $5,319,144 for the three months ended September 30, 2001. This stability of core business revenues coupled with reductions in expenses resulted in increased net income. The company anticipates increases in top line revenues as marketing efforts produce increased census at all three inpatient facilities.

         Income before interest, taxes, depreciation, amortization and dividends was $739,743 for the three months ended September 30, 2002 compared to $720,025 for the three months ended September 30, 2001.

     Two of the key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay. Increases in the number of patient days results in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately) usually results in higher profitability. Therefore, patient census and payor mix are monitored very closely.

     Contract support services revenue provided by PDSS increased 39.9% to $297,873 for the three months ended September 30, 2002 from $212,976 for the three months ended September 30, 2001. The cost of providing these services increased 66.3% to $280,962 for the three months ended September 30, 2002 from $168,972 for the three months ended September 30, 2001. This is due to start-up costs related to the new smoking cessation contract for the State of Nebraska.

     Revenue from pharmaceutical studies increased 353.4% to $361,889 for the three months ended September 30, 2002 from $79,817 for the three months ended September 30, 2001. This increase is due to the start up of new studies and is expected to fluctuate from period to period based on the number of studies currently in progress and the number of participants in each study.

                                    -- 10 --

     Administrative expenses increased 13.7% to $2,190,972 for the three months ended September 30, 2002 from $1,927,347 for the three months ended September 30, 2001. This increase is primarily due to the increase in consultant fees, marketing and office expenses indirectly related to the increases in census. Rent expense increased 13.9% to $219,488 for the three months ended September 30, 2002 from $192,725 for the three months ended September 30, 2001. This increase is due to the addition of space for the pharmaceutical research company to provide more and better-allocated space for patient visits. The company also experienced a 14.9% increase in cost of insurance and other employee benefits to $99,125 for the three months ended September 30, 2002 from $86,254 for the three months ended September 30, 2001. In addition the company experienced a 177.8% increase in fees and licenses to $25,604 for the three months ended September 30, 2002 from $9,217 for the three months ended September 30, 2001 primarily attributable to the cost of the routine survey by the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) at our Utah facility. As a result of this survey, the facility earned re-accreditation for an additional three years.

     Patient care expenses decreased by 7.4% to $2,475,661 for the three months ended September 30, 2002 from $2,672,391 for the three months ended September 30, 2001. This decrease in expenses is due to the more efficient use of salaried staff time for patient services, which resulted in a 17% decrease in the cost of outside consultants to provide these direct patient services. The company also cut cost by 42% in hospital printing and hospital supplies by eliminating unnecessary usage. The company continues to look for new ways to cut costs through operating efficiencies without sacrificing patient care.

     Bad debt expense increased 155.7% to $297,775 for the three months ended September 30, 2002 from $116,439 for the three months ended September 30, 2001. This is a result of the company's policy to maintain a higher reserve against certain older receivables.

     Interest expense decreased 32.9% to $146,202 for the three months ended September 30, 2002 from $217,830 for the three months ended September 30, 2001. This decrease in interest is due to the decrease in interest rates on the company's long term debt and a decrease of approximately $211,000 in long-term debt for the period ended September 30, 2002 as compared to the period ended September 30, 2001.

     The company has no provision for income taxes due to the utilization of net operating loss carry forwards.

     The company has no preferred stock outstanding as of September 30, 2002 and no stock dividends were paid during the quarter.

     The environment the company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. Although the company's receivables have decreased, the company continues to reserve for bad debts based on managed care denials and past difficulty in collections. We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to receivables at approximately 31% on an accounts receivable balance, which decreased 3.6% to $8,175,780 at September 30, 2002 from $8,484,179 at June 30, 2002. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves. The $725,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.


                                    -- 11 --

Liquidity and Capital Resources

     The company`s net cash provided by operating activities was $198,892 for the quarter ended September 30, 2002 compared to $351,886 for the quarter ended September 30, 2001. Cash flow from operations in the quarter ended September 30, 2002 consists of net income of $553,770 plus depreciation and amortization of $37,756, decrease in accounts receivable of $105,047 and non-cash equity based charges of $655 less cash used for net changes in other operating assets and liabilities of $500,336.

     Cash used in investing activities in the quarter ended September 30, 2002 consisted of $93,365 in capital expenditures compared to $50,048 in capital expenditures in the quarter ended September 30, 2001.

     Cash used in financing activities in the quarter ended September 30, 2002 primarily consisted of $329,303 in debt repayments compared to $189,687 in debt repayments for the quarter ended September 30, 2001.

     A significant factor in the liquidity and cash flow of the company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 2.9% to $5,599,018 on September 30, 2002 from $5,768,419 on June 30, 2002. This decrease is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The company has operated ongoing operations profitably for seven consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

New accounting standards

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the quarter ended September 30, 2002 with no impact in its financial position or results of operations.

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



                                    -- 12 --

PART II  OTHER INFORMATION



Item 6.  Exhibits

Exhibit List

 Exhibit No.        Description

     99.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.











                                    -- 13 --

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PHC, Inc.
                                               Registrant


Date: November 5, 2002                         /s/   Bruce A. Shear
                                                     Bruce A. Shear
                                                     President
                                                     Chief Executive Officer




Date: November 5, 2002                         /s/   Paula C. Wurts
                                                     Paula C. Wurts
                                                     Controller
                                                     Treasurer



                                    -- 14 --