Form 10-Q
period 2002-12-31
PHC INC /MA/
filed 2003-02-12
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of January 24, 2003:

         Class A Common Stock       13,364,771
         Class B Common Stock          726,991

 Transitional Small Business Disclosure Format
 (Check one):
Yes______   No      X

                           PHC, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2002 (unaudited) and June 30, 2002.

          Condensed Consolidated Statements of Operations (unaudited) - Three and six months ended December 31, 2002 and December 31, 2001.

          Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended December 31, 2002 and December 31, 2001.

    Notes to Condensed Consolidated Financial Statements - December 31, 2002.

Item 2.           Management's Discussion and Analysis of Plan of Operation



PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,     June 30,
                           ASSETS                          2002           2002
                                                       (unaudited)
                                                       ________________________
Current assets:
  Cash and cash equivalents                            $  249,045    $  204,564
  Accounts receivable, net of allowance for
     doubtful accounts of $2,543,384 at
     December 31, 2002, $2,715,760 at June 30, 2002     4,638,300     5,078,419
   Prepaid expenses                                       286,231        66,652
   Other receivables and advances                          94,359       137,032
   Deferred income tax asset                              808,607       766,793
                                                       __________     __________
      Total current assets                              6,076,542     6,253,460
Accounts receivable, non-current                          900,000       690,000
Other receivable                                          143,578        92,068
Property and equipment, net                             1,318,315     1,259,648
Deferred financing costs, net of amortization of
     $126,109 at December 31, 2002 and $122,109
     at June 30, 2002                                       8,000        12,000
Goodwill, net of accumulated amortization of
     $270,105 at December 31, 2002 and June 30, 2002      969,099       969,099
Other assets                                              222,572       197,340
                                                       __________     __________
      Total assets                                     $9,638,106    $9,473,615
                                                       ==========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $1,135,337    $1,283,389
  Notes payable--related parties                          125,000       200,000
  Current maturities of long-term debt                    784,322       765,415
  Revolving credit note                                 1,727,195     1,468,644
  Deferred revenue                                        160,943       129,258
  Current portion of obligations under capital leases      51,348        11,020
  Accrued payroll, payroll taxes and benefits             390,201       452,177
  Accrued expenses and other liabilities                1,103,910     1,597,642
  Convertible debentures                                  425,000       500,000
                                                        _________     __________
    Total current liabilities                           5,903,256     6,407,545
                                                        _________     __________
Long-term debt                                          2,031,907     2,428,945
Obligations under capital leases                           51,335        21,140
                                                        _________     __________
     Total noncurrent liabilities                       2,083,242     2,450,085
                                                       __________     __________
    Total liabilities                                   7,986,498     8,857,630
                                                       __________     __________
Stockholders' equity
  Class A common stock, $.01 par value; 20,000,000
     shares authorized, 13,387,670 and 12,919,042
     shares issued December 31, 2002 and June
     30, 2002, respectively                               133,877       129,190
  Class B common stock, $.01 par value; 2,000,000
     shares authorized, 726,991 issued and outstanding
     December 31, 2002 and June 30, 2002,
     convertible into one share of Class A
     common stock                                           7,270         7,270
  Additional paid-in capital                           19,133,654    18,769,863
  Treasury stock, 38,126 shares at December 31,2002
     and June 30, 2002, at cost                           (30,988)      (30,988)
  Notes receivable, common stock                          (80,000)      (80,000)
  Accumulated deficit                                 (17,512,205)  (18,179,350)
                                                       __________     __________
  Total stockholders' equity                            1,651,608       615,985
                                                       __________     __________
      Total liabilities and stockholders' equity       $9,638,106    $9,473,615
                                                       ==========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three Months Ended             Six Months Ended
                                         December 31,                   December 31,
                                        2002        2001              2002          2001
                                     ___________  __________       _____________  ___________

Revenues:
     Patient care, net                  $ 5,210,480   $5,052,946    $10,522,105   $10,372,090
     Pharmaceutical studies                 213,378      123,595        575,267       203,412
     Website services                            --        1,000             --         3,301
     Contract support services              252,312      202,250        550,185       415,226
                                         ___________  __________   _____________  ___________
          Total revenues                   5,676,170   5,379,791     11,647,557    10,994,029
                                         ___________  __________   _____________  ___________
 Operating expenses:
     Patient care expenses                 2,762,880   2,570,645      5,238,541     5,243,036
     Cost of contract support services       220,268     176,127        501,230       345,099
     Provision for doubtful accounts         324,682     299,100        622,457       415,539
     Website expenses                         57,534      77,258        113,575       158,205
     Administrative expenses               2,071,706   2,100,966      4,262,678     4,028,313
                                         ___________  __________   ____________   ___________
          Total operating expenses         5,437,070   5,224,096     10,738,481    10,190,192
                                         ___________  __________   ____________   ___________
Income from operations                       239,100     155,695        909,076       803,837
                                         ___________  __________   ____________   ___________
Other income (expense):
      Interest income                          4,010       3,706          7,824         7,048
      Other income                            26,194      31,763         52,376        51,090
      Interest expense                      (145,929)   (183,303)      (292,131)     (401,133)
                                         ___________  __________   ____________   ___________
          Total other expenses, net         (115,725)   (147,834)      (231,931)     (342,995)
                                         ___________  __________   ____________   ___________

Income before provision for taxes            123,375       7,861        677,145       460,842
Provision for income taxes                    10,000          --         10,000            --
                                         ___________  __________   ____________   ___________
Net income                                   113,375       7,861        667,145       460,842

Dividends                                         --     (28,963)            --       (59,351)
                                         ___________  __________   ____________   ___________
Income (loss) applicable to common
shareholders                            $    113,375   $ (21,102)   $  667,145    $   401,491
                                       =============   ==========   ===========   ===========

Basic income (loss) per common share    $       0.01   $    0.00    $     0.05    $      0.04

Basic weighted average number of shares
    outstanding                            14,064,801  9,684,687     13,896,229     9,541,924

Fully diluted income (loss) per common
     share                              $        0.01  $    0.00    $      0.05   $      0.03

Fully diluted weighted average number of
    shares outstanding                     14,667,728  9,684,687     14,517,434     14,510,271



           See Notes to Condensed Consolidated Financial Statements.


                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Six Months Ended
                                                            December 31
                                                     2002               2001
                                                  _____________________________

Cash flows from operating activities:
  Net income                                      $  667,145        $  460,842
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                        83,060            98,376
  Amortization of financing costs                      4,000             4,000
  Compensatory Stock options                         (12,825)               --
  Stock options and stock and warrants
     issued for obligations                              655            32,607
  Changes in:
    Accounts receivable                              221,282           751,311
    Prepaid expenses                                (219,579)         (150,235)
    Other assets                                     (71,076)         (167,797)
    Accounts payable                                (148,052)          (13,305)
    Accrued expenses and other liabilities          (209,338)         (148,207)
    Net liabilities of discontinued operations            --           (24,713)
                                                  ___________       ____________

Net cash provided by operating activities             315,272          842,879
                                                  ___________       ____________
Cash flows from investing activities:
  Acquisition of property and equipment              (137,696)         (98,597)
                                                  ___________       ____________
Net cash used in investing activities                (137,696)         (98,597)
                                                  ___________       ____________
Cash flows from financing activities:
  Revolving debt, net                                 258,551         (575,890)
  Proceeds (repayment) of debt, net                  (457,608)         (94,515)
  Costs related to issuance of capital stock           (7,212)         (20,775)
  Issuance of common stock                             73,174              300
  Purchase of treasury stock                               --           (6,094)
                                                  ___________       ____________
Net cash used in financing activities                (133,095)        (696,974)
                                                  ___________       ____________
Net increase in cash and cash equivalents              44,481           47,308
Beginning cash and cash equivalents                   204,564           43,732
                                                  ___________       ____________
Ending cash and cash equivalents                  $   249,045       $   91,040
                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                 $   295,047       $  375,314
         Income taxes                                  87,089            9,718

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Issuance of common stock for options       $   302,516       $       --
       Accrued dividends on Series C preferred
         stock                                             --           59,351
       Conversion of preferred stock to common
         stock                                             --          100,000
     Issuance of common stock in lieu of cash for
         dividends due                                     --           12,395

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2002
Note A - The Company

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

     (2) Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. Pioneer Development and Support Services, which does business as Wellplace, provides help line services primarily through contracts with major railroads and a smoking cessation contract with the State of Nebraska. Pioneer Pharmaceutical Research conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

     (3) Behavioral health online services, are provided through Behavioral Health Online, Inc., the Company's internet subsidiary, which provides Internet support services for all other subsidiaries of the Company and provides behavioral health education, training and products for the behavioral health professional, through its website Wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The accompanying financial statements should be read in conjunction with the June 30, 2002 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 19, 2002.

Note C - Reclassifications

     Certain December 31, 2001 amounts have been reclassified to conform with the December 31, 2002 presentation.

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

                                BEHAVIORAL HEALTH
                                   TREATMENT       ADMINISTRATIVE    ONLINE
                                   SERVICES          SERVICES       SERVICES     ELIMINATIONS     TOTAL
                                ____________________________________________________________________________
For the three months ended
   December 31, 2002
Revenues - external customers    $ 5,210,480     $  465,690       $      --    $       --    $ 5,676,170
Revenues - intersegment               95,500        656,556          75,000      (827,056)            --
Net income (loss)                    666,748       (495,839)        (57,534)           --        113,375

For the three months ended
   December 31, 2001
Revenues - external customers    $ 5,052,946     $  325,845       $   1,000    $        --   $ 5,379,791
Revenues - intersegment                   --        474,000          75,000       (549,000)           --
Net income (loss)                    424,064       (345,640)        (70,563)            --         7,861

For the six months ended
   December 31, 2002
Revenues - external customers    $10,522,105     $1,125,452       $      --    $        --   $11,647,557
Revenues - intersegment              249,100      1,313,112         150,000     (1,712,212)           --
Net income (loss)                  1,720,587       (939,867)       (113,575)            --       667,145
Identifiable Assets                8,120,093      1,423,524          94,489             --     9,638,106

For the six months ended
   December 31, 2001
Revenues - external customers    $10,372,090     $  618,638        $  3,301    $        --   $10,994,029
Revenues - intersegment                   --        948,000         150,000     (1,098,000)           --
Net income (loss)                  1,275,715       (665,664)       (149,209)            --       460,842
Identifiable Assets                7,985,752      1,238,950         109,000             --     9,333,702


Note E - New Accounting Standards

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

     The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company will adopt the disclosure requirements of FASB No. 148.

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

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (the Parity Act). If passed this legislation will improve access to the companies programs. Managed care has had a profound impact on the company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

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

Results of Operations

     Total net revenue from operations increased 5.5% to $5,676,170 for the three months ended December 31, 2002 from $5,379,791 for the three months ended December 31, 2001 and 5.9% to $11,647,557 for the six months ended December 31, 2002 from $10,994,029 for the six months ended December 31, 2001.

     Net patient care revenue increased 3.1% to $5,210,480 for the three months ended December 31, 2002 from $5,052,946 for the three months ended December 31, 2001 and 1.5% to $10,522,105 for the six months ended December 31, 2002 from $10,372,090 for the six months ended December 31, 2001. This increase in revenue is due primarily to a 9.9% and 3.0% increase in patient days for the three months and six months ended December 31, 2002, respectively, over the same periods last year. Marketing efforts have continued to aid in increasing the census at the in patient facilities.

     Income before interest, taxes, depreciation amortization and dividends was $312,593 for the three months ended December 31, 2002 compared to $244,356 for the three months ended December 31, 2001 and $1,052,336 for the six months ended December 31, 2002 compared to $964,381 for the six months ended December 31, 2001.

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

     Revenue from pharmaceutical studies increased 72.6% to $213,378 for the three months ended December 31, 2002 from $123,595 for the three months ended December 31, 2001 and 182.8% to $575,267 for the six months ended December 31, 2002 from $203,412 for the same period last year. This increase is due to the start up of new studies and is expected to fluctuate from period to period based on the number of studies in progress and the number of patients enrolled in each study.

     Patient care expenses also increased by 7.5% to $2,762,880 for the three months ended December 31, 2002 from $2,570,645 for the three months ended December 31, 2001 and remained relatively stable at $5,238,541 for the six months ended December 31, 2002 from $5,243,036 for the six months ended December 31, 2001. The increases in expenses for the quarter is due primarily to the increase in patient days noted above with the primary increases in expenses directly related to patient census such as payroll, food, laundry, patient transportation, hospital supplies and pharmacy.

     Contract support services revenue provided by Wellplace increased 24.8% to $252,312 for the three months ended December 31, 2002 from $202,250 for the three months ended December 31, 2001 and increased 32.5% to $550,185 for the six months ended December 31, 2002 from $415,226 for the same period last year. The cost of providing these services increased 25.1% to $220,268 for the three months ended December 31, 2002 from $176,127 for the three months ended December 31, 2001 and 45.2% to $501,230 for the six months ended December 31, 2002 from $345,099 for the same period last year. These increases in revenue and expenses are a result of the smoking cessation contract for the State of Nebraska, which carried high start-up costs in the first six months of this fiscal year.

     Bad debt expense increased 8.6% to $324,682 for the three months ended December 31, 2002 from $299,100 for the three months ended December 31, 2001 and 49.8% to $622,457 for the six months ended December 31, 2002 from $415,539 for the same period last year. These increases are due to increases in revenue and the usual decreases in collections during the fourth quarter of the calendar year.

     Web development expenses decreased 25.5% to $57,534 for the three months ended December 31, 2002 from $77,258 for the three months ended December 31, 2001 and 28.2% to $113,575 for the six months ended December 31, 2002 from $158,205 for the six months ended December 31, 2001. This decrease is due to the change in focus of the Internet company to internal support of the other operating locations. Website expenses are expected to continue at this level while the Internet company's focus remains internal.

     Administrative expenses decreased 1.4% to $2,071,706 for the quarter ended December 31, 2002 from $2,100,966 for the quarter ended December 31, 2001 and increased 5.8% to $4,262,678 for the six months ended December 31, 2002 from $4,028,313 for the same period last year. This increase for the six months is primarily due to the increases in all administrative expenses for the pharmaceutical research operations, which increased approximately 66.9% for the six months ended December 31, 2002 over the same period last year due to an increase number of active studies and study participants. Marketing expense increased approximately 106% for the quarter ended December 31,2002 and 99% for the six month period ended December 31, 2002 as compared with the same periods last year. General insurance expense increased approximately 39% for the quarter ended December 31, 2002 and 18% for the six-month period ended December 31, 2002 as compared with the same periods last year.

     Interest expense decreased 20.4% to $145,929 for the three months ended December 31, 2002 from $183,303 for the three months ended December 31, 2001 and 27.2% to $292,131 for the six months ended December 31, 2002 from $401,133 for the same period last year. This decrease is due to the general decline in interest rates, the refinancing of debt in November 2001 at a more favorable rate and repayment of long-term debt.

     Other income decreased 17.5% to $26,194 for the three months ended December 31, 2002 from $31,763 for the three months ended December 31, 2001. This decrease is due to the receipt of an insurance claim in the quarter ended December 31, 2001. Other income increased 2.5% to $52,376 for the six months ended December 31, 2002 from $51,090 for the same period last year. This increase is primarily due to an increased request for medical records at our treatment facilities.

     The company has no provision for federal income taxes for the three months or six months ended December 31, 2002 due to the utilization of net operating loss carry-forwards. Total income tax expense for the quarter ended December 31, 2002 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards.

     The company has had no preferred stock outstanding during the current fiscal year and no stock dividends were paid during the six months ended December 31, 2002.

     The environment the company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. Although the company's receivables have decreased, the company continues to reserve for bad debts based on managed care denials and past difficulty in collections. We continue to view receivables most conservatively by maintaining the ratio of reserves for bad debt to total patient receivables at approximately 32% on an accounts receivable balance, which decreased 4.3% to $8,115,062 at December 31, 2002 from $8,484,179 at June 30, 2002. The $900,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

Liquidity and Capital Resources

     The company`s net cash provided by operating activities was $315,272 for the six months ended December 31, 2002 compared to $842,879 for the six months ended December 31,2001. Cash flow from operations in the six months ended December 31, 2002 consists of net income of $667,145 plus depreciation and amortization of financing costs of $87,060, decrease in accounts receivable of $221,282 and non-cash equity based charges of $655 less cash used for net changes in other operating assets and liabilities of $660,870.

     Cash used in investing activities in the six months ended December 31, 2002 consisted of $137,696 in capital expenditures compared to $98,597 in capital expenditures during the same period last year.

     Cash used in financing activities in the six months ended December 31, 2002 primarily consisted of $199,057 in debt repayments compared to $670,405 in debt repayments for the same period last year.

     A significant factor in the liquidity and cash flow of the company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 4.0% to $5,538,300 on December 31, 2002 from $5,768,419 on June 30, 2002. This decrease is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The company has operated ongoing operations profitably for eight consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

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


     The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company will adopt the disclosure requirements of FASB No. 148.

PART II  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 19, 2002. In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 2003.

     The stockholders also voted to amend the 1993 Employee Stock Purchase and Option Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 1,750,000 to 2,000,000 shares; to amend the 1995 Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock available for issuance under the plan from 250,000 to 500,000; to amend the 1995 Non-Employee Director Stock Option Plan to increase the number of shares available for issuance under the plan from 250,000 to 350,000. options.

Item 6   Exhibits

(a) Exhibit List

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


                                               PHC, Inc.
                                               Registrant


Date: February 12, 2003                       /s/ Bruce A. Shear
                                              --------------------------
                                                  Bruce A. Shear
                                                  President
                                                  Chief Executive Officer




Date: February 12, 2003                       /s/ Paula C. Wurts
                                              -------------------------
                                                  Paula C. Wurts
                                                  Controller
                                                  Treasurer