Form 10-Q
period 2003-03-31
PHC INC /MA/
filed 2003-05-08
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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
Yes X No______


 Number of shares outstanding of each class of common equity, as of May 2, 2003:

         Class A Common Stock       13,398,941
         Class B Common Stock          726,991

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______ No      X

                                    PHC, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - March 31,2003 and June 30, 2002.

        Condensed Consolidated Statements of Operations - Three and nine months ended March 31, 2003 and March 31, 2002.

        Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2003 and March 31, 2002.

        Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis or Plan of Operation



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,        June 30,
                                                        2003            2002
                                                      _________        ________
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                          $  281,848      $ 204,564
  Accounts receivable, net of allowance
        for bad debts of $2,522,056 at March
        31, 2003 and $2,715,760 at June 30, 2002      4,260,338      4,863,601
   Prepaid expenses                                     211,749         66,652
   Third party settlement receivables                   166,700        214,818
   Other receivables and advances                       285,114        137,032
   Deferred income tax asset, net                       808,607        766,793

       Total current assets                           6,014,356      6,253,460
Accounts receivable, noncurrent                         720,000        690,000
Other receivables                                       110,704         92,068
Property and equipment, net                           1,306,108      1,259,648
Deferred financing costs, net of amortization
     of $128,109 at March 31, 2003
     and $122,109 at June 30, 2002                        6,000         12,000
Goodwill, net of accumulated amortization of
     $270,105 at March 31, 2003 and June 30, 2002       969,099        969,099
Other assets                                            247,571        197,340

     Total assets                                    $9,373,838     $9,473,615

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 1,005,388     $1,283,389
  Notes payable--related parties                        125,000        200,000
  Current maturities of long-term debt                  804,139        765,415
  Revolving credit note                               1,349,600      1,468,644
  Deferred revenue                                      160,736        129,258
  Current portion of obligations under capital leases    51,750         11,020
  Accrued payroll, payroll taxes and benefits           601,449        452,177
  Accrued expenses and other liabilities              1,274,858      1,597,642
  Convertible debentures                                350,000        500,000

     Total current liabilities                        5,722,920      6,407,545

Long-term debt                                        1,819,026      2,428,945
Obligations under capital leases, net of
      current portion                                    38,214         21,140

  Total noncurrent liabilities                        1,857,240      2,450,085

  Total liabilities                                   7,580,160      8,857,630
                                                     __________      _________

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000
       shares authorized, 13,437,067 and 12,919,042
       shares issued at March 31, 2003 and June 30,
       2002, respectively                               134,371        129,190
  Class B common stock, $.01 par value; 2,000,000
      shares authorized,726,991 issued and outstanding
      convertible into 726,991 shares of Class A          7,270          7,270
      common stock
  Additional paid-in capital                         19,144,419     18,769,863
  Treasury stock, 38,126 shares at cost                 (30,988)       (30,988)
  Notes receivable, common stock                        (80,000)       (80,000)
  Accumulated deficit                               (17,381,394)   (18,179,350)


  Total stockholders' equity                          1,793,678        615,985

      Total liabilities and stockholders' equity    $ 9,373,838    $ 9,473,615
                                                    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended          Nine Months Ended
                                      March 31,                  March 31,
                                   2003       2002          2003        2002
                              ________________________________________________
Revenues:
  Patient care, net          $ 5,341,816   $5,502,673  $15,863,921  $15,874,763
  Contract support services      393,328      201,727      943,513      616,953
  Pharmaceutical study           136,690      184,985      711,957      388,397
  Website services                    --          544           --        3,845
                             ___________   __________  ___________  ___________
       Total revenues          5,871,834    5,889,929   17,519,391   16,883,958
                             ___________   __________  ___________  ___________
 Operating Expenses
  Patient care expenses        2,638,772    2,720,445    7,877,313    7,963,481
  Cost of contract support
        services                 354,632      180,377      855,862      525,476
  Provision for doubtful
        accounts                 196,195      139,007      818,652      554,546
  Website expenses                54,770       74,478      168,345      232,683
  Administrative expenses      2,369,205    2,172,484    6,631,883    6,200,797
                             ___________   __________  ___________  ___________
     Total operating expenses  5,613,574    5,286,791   16,352,055   15,476,983
                             ___________   __________  ___________  ___________
Income from operations           258,260      603,138    1,167,336    1,406,975
                             ___________   __________  ___________  ___________
Other expenses:
  Interest income                  3,119        1,134       10,943        8,182
  Other income                    22,830       16,015       75,206       67,105
  Interest expense              (127,324)    (176,101)    (419,455)    (577,234)
                             ___________   __________  ___________  ___________
       Total other expenses     (101,375)    (158,952)    (333,306)    (501,947)
                             ___________   __________  ___________  ___________
Income before provision
        for income taxes         156,885      444,186      834,030      905,028
Provision for income taxes        26,074           --       36,074           --
                             ___________    __________  ___________  ___________
Net income                   $   130,811   $  444,186  $   797,956  $   905,028
                             ===========    ==========  ===========  ===========
Income per share information:

Net income                   $   130,811   $  444,186  $   797,956  $   905,028

Preferred stock dividends             --       27,755           --       87,106
                             ___________   __________  ___________  ___________
Income applicable to common
  Stockholders               $   130,811   $  416,431  $   797,956  $   817,922
                             ===========   ==========  ===========  ===========
Basic income per common
  share                      $      0.01   $     0.04  $      0.06  $      0.08
                             ===========   ==========  ===========  ===========
Basic weighted average number
  of shares outstanding       14,099,929    9,851,124   13,963,138    9,643,486
                             ===========   ==========  ===========  ===========
Diluted income per common
  share                      $      0.01   $     0.03  $      0.05  $      0.06
                             ===========   ==========  ===========  ===========
Diluted weighted average
  number of shares
  outstanding                 14,814,570    14,195,971  14,577,540    14,111,929
                              ===========   ==========  ===========  ===========

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    For the Nine Months Ended
                                                             March 31,
                                                        2003            2002
                                                   ____________    ___________

Cash flows from operating activities:
  Net income                                        $  797,956      $  905,028
  Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
    Depreciation and amortization                      131,714         161,965
    Amortization of financing costs                      6,000           6,000
    Non-cash compensation expense                       18,543              --
    Non-cash stock options and stock warrants
     issued for obligations                                655          36,572
  Changes in operating assets and liabilities:
    Accounts receivable                                454,663         220,046
    Prepaid expenses                                  (145,097)        (71,098)
    Other assets                                       (98,090)       (163,340)
    Accounts payable                                  (271,344)       (222,748)
    Accrued expenses and other liabilities             145,651         (52,931)
     Net liabilities of discontinued operations             --         (24,976)
                                                    ____________    ___________
Net cash provided by operating activities            1,040,651         794,518
                                                    ____________    ___________
Cash flows from investing activities:
   Acquisition of property and equipment               (172,128)      (117,100)
                                                    ____________    ___________
Net cash used in investing activities                  (172,128)      (117,100)
                                                    ____________    ___________
Cash flows from financing activities:
  Revolving credit note, net                           (119,044)      (269,252)
  Proceeds (repayment) of debt, net                    (738,391)      (292,862)
  Issuance of common stock                               73,408            300
  Purchase of treasury stock                                 --         (6,094)
  Cost related to issuance of capital stock              (7,212)       (14,755)
                                                    ____________    ___________
Net cash used in financing activities                  (791,239)      (582,663)
                                                    ____________    ___________
NET INCREASE IN CASH AND CASH EQUIVALENTS                77,284         94,755
BEGINNING CASH AND CASH EQUIVALENTS                     204,564         43,732
                                                    ____________    ___________
ENDING CASH AND CASH EQUIVALENTS                    $   281,848     $  138,487
                                                    ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                   $    419,406    $   531,956
         Income taxes                                    113,163          9,718
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Issuance of common stock in cashless
         exercise of options                        $    302,516    $        --
       Issuance of common stock in cashless
         exercise of warrants                             42,363             --
     Accrued dividends                                        --         87,106
     Conversion of preferred stock to common stock            --        100,000
     Issuance of common stock in lieu of cash
         for dividends                                        --         12,395

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003

Note A - The Company

     PHC, Inc. and its wholly owned subsidiaries (the "Company") is a national health care company specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and four locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     (2) Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. Pioneer Development and Support Services, which does business as Wellplace, provides help line services primarily through contracts with major railroads, a smoking cessation contract with the State of Nebraska and a call center contract with the State of Michigan. Pioneer Pharmaceutical Research conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

     (3) Behavioral health online services, are provided through Behavioral Health Online, Inc., the Company's internet subsidiary, which provides Internet support services for all other subsidiaries of the Company and provides behavioral health education, training and products for the behavioral health professional, through its website Wellplace.com.


 Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The accompanying financial statements should be read in conjunction with the June 30, 2002 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 19, 2002.

Note C - Stock Based Compensation

     The Company re-priced 791,500 options in January 2001 of which 667,000 and 108,500 remained outstanding at June 30, 2002 and March 31, 2003, respectively and are subject to variable accounting from the date of the modification. Compensation expense relating to 568,500 vested repriced options at June 30, 2002 was approximately $264,000 for the fiscal year ended June 30, 2002 and the compensation expense relating to 47,250 vested repriced options at March 31, 2003 was approximately $27,000 for the nine month period ended March 31, 2003.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 but applies Accounting
Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the net income per share would have been changed to the pro forma amounts indicated below:


                                                 Three Months Ended          Nine Months Ended
                                                      March 31,                   March 31,
                                                  2003         2002          2003          2002
                                              _____________________________________________________

Net income, as reported                       $  130,811    $  416,411    $  797,956    $  817,922

Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                        31,368         3,965        19,198        36,572

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                              (46,542)       (3,965)     (102,382)      (46,114)
                                                ____________  __________    ___________    __________

Pro forma net income                          $  115,637    $  416,411   $   714,772    $  808,380
                                              ===========   ============  ============= =============
Earnings per share:
   Basic - as reported                        $     0.01    $     0.04   $      0.06    $     0.08
                                              ===========   ============  ============= =============
   Basic - pro forma                          $     0.01    $     0.04   $      0.05    $     0.08
                                              ===========   ============  ============= =============
   Diluted - as reported                      $     0.01    $     0.03   $      0.05    $     0.06
                                              ===========   ============  ============= =============
   Diluted - pro forma                        $     0.01    $     0.03   $      0.05    $     0.06
                                              ===========   ============  ============= =============

Note D - Reclassifications

         Certain March 31, 2002 and June 30, 2002 amounts have been reclassified to be consistent with the March 31, 2003 presentation.

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

                                  TREATMENT   ADMINISTRATIVE    ONLINE
                                  SERVICES      SERVICES       SERVICES   ELIMINATIONS   TOTAL
                                ____________________________________________________________________
For the three months ended
   March 31, 2003
Revenues - external customers   $ 5,408,116   $   463,718      $      --   $        --   $ 5,871,834
Revenues - intersegment                 400       665,556         75,000      (740,956)           --
Net income (loss)                   822,844      (637,263)       (54,770)           --       130,811

For the three months ended
   March 31, 2002
Revenues - external customers   $ 5,502,673   $   386,712      $     544            --   $ 5,889,929
Revenues - intersegment              54,198       474,000         75,000   $  (603,198)           --
Net income (loss)                 1,003,168      (485,048)       (73,934)           --       444,186

For the nine months ended
   March 31, 2003
Revenues - external customers   $15,930,221   $ 1,589,170      $      --   $        --   $17,519,391
Revenues - intersegment             249,500     1,978,668        225,000    (2,453,168)           --
Net income (loss)                 2,543,431    (1,577,130)      (168,345)           --       797,956
Identifiable Assets at
    March 31, 2003                7,699,250     1,583,264         91,324            --     9,373,838

For the nine months ended
   March 31, 2002
Revenues - external customers   $15,874,763   $ 1,005,350       $  3,845   $        --   $16,883,958
Revenues - intersegment              54,198     1,422,000        225,000    (1,701,198)           --
Net income (loss)                 2,278,883    (1,150,712)      (223,143)           --       905,028
Identifiable Assets at
    March 31, 2002                8,339,229     1,339,705        102,796            --     9,781,730

Note F - New Accounting Standards

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. There were no transactions during the period ended March 31, 2003 that were effected by this pronouncement.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure requirements of SFAS No. 148 as disclosed in the Notes to our Consolidated Financial Statements included as Note C of this Quarterly report on Form 10-QSB.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The provisions of FIN 45 did not have an effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company believes the adoption of FIN 46 will not have an effect on its financial position or future results of operations.

Item 2.     Management's Discussion and Analysis or Plan of Operation

                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and seven outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc., to provide technology and internet support for the Company's other operations; however, it also continues to provide behavioral health information and education through its web site at Wellplace.com. The Company's most recent addition, Pioneer Pharmaceutical Research, contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illness.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are ongoing debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (the
Parity Act). If passed, this legislation will improve access to the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

Critical Accounting Policies

     The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates its estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare, at the time the services are rendered. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. Amounts due as a result of cost report settlements is recorded and listed separately on the financial statement as "Third party settlement receivables". The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

     The Company currently has one "at risk" contract. The contract calls for the Company to provide for all of the in-patient and outpatient behavioral health needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under this contract are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all in-patient and outpatient services not provided directly. The contract is considered "at risk" because the payments to third-party providers for services rendered could equal the total amount of the revenue recorded.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Where contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program.

     Contract support service revenue is a result of fixed contracts to provide telephone support. Revenue for these services is recognized ratably over the service period, as there is no contingency for a change in the contracted amount based on services provided.

Allowance for doubtful accounts:

     The provision for bad debt is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 60-100% of the outstanding balance. These percentages vary by facility based on each facility's experience in collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 30% or greater of the total outstanding receivables balance.

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

Results of Operations

     Total net revenue from operations decreased 0.31% to $5,871,834 for the three months ended March 31, 2003 from $5,889,929 for the three months ended March 31, 2002 and increased 3.76% to $17,519,391 for the nine months ended March 31, 2003 from $16,883,958 for the nine months ended March 31, 2002.

     Net patient care revenue decreased 2.92% to $5,341,816 for the three months ended March 31, 2003 from $5,502,673 for the three months ended March 31, 2002 and 0.07% to $15,863,921 for the nine months ended March 31, 2003 from $15,874,763 for the nine months ended March 31, 2002. This decrease in revenue is due primarily to a 3.3% decrease in patient days for the three months ended March 31, 2003 and a change in payor mix (lower insurance coverage) over the nine months ended March 31, 2003, when compared to the same periods last year. Traditionally slow census during the December quarter holidays failed to rebound as rapidly as usual in the March quarter. A poor economy with high unemployment has resulted in fewer patients with insurance coverage and decreased insurance benefits resulting in lower census and less favorable payor mix. This was further complicated by the uncertainty surrounding the war, which we believe affected patients' willingness to leave home and seek treatment. The census improved toward the end of March and remains at higher levels through the date of this report. Renewed marketing efforts have helped to maintain increased census in the current quarter, but the economy continues to play a major role in the number of people seeking treatment.

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

     Revenue from pharmaceutical studies decreased 26.1% to $136,690 for the three months ended March 31, 2003 from $184,985 for the three months ended March 31, 2002 and increased 83.3% to $711,957 for the nine months ended March 31, 2003 from $388,397 for the same period last year. These changes in revenue are due to changes in the number of active studies and the number of patients enrolled in the studies. Many of the studies in which we were enrolling patients concluded in December 2002. Many planned studies for the new calendar year were postponed due to recent controversy surrounding pharmaceutical studies. We have just been awarded several new studies and are building patient enrollment in the current quarter. This business is expected to fluctuate from period to period based on the number of studies in progress, availability of study drugs and the number of patients enrolled in each study.

     Patient care expenses decreased by 3.0% to $2,638,772 for the three months ended March 31, 2003 from $2,720,445 for the three months ended March 31, 2002 and decreased by 1.1% to $7,877,313 for the nine months ended March 31, 2003 from $7,963,481 for the nine months ended March 31, 2002. These decreases in expenses for the period are due primarily to the decrease in patient days noted above with the primary decreases in expenses directly related to patient census such as food, laundry, laboratory fees and other direct patient related expenses.

     Contract support services revenue provided by Wellplace increased 95.0% to $393,328 for the three months ended March 31, 2003 from $201,727 for the three months ended March 31, 2002 and increased 52.9% to $943,513 for the nine months ended March 31, 2003 from $616,953 for the same period last year. The cost of providing these services increased 96.6% to $354,632 for the three months ended March 31, 2003 from $180,377 for the three months ended March 31, 2002 and 62.9% to $855,862 for the nine months ended March 31, 2003 from $525,476 for the same period last year. These increases in revenue and expenses are a result of the smoking cessation contract for the State of Nebraska, which carried high start-up costs in the first six months of this fiscal year and a new Michigan call center contract which began in March of this quarter and also resulted in high start-up costs.

     Bad debt expense increased 41.1% to $196,195 for the three months ended March 31, 2003 from $139,007 for the three months ended March 31, 2002 and 47.6% to $818,652 for the nine months ended March 31, 2003 from $554,546 for the same period last year. These increases are due to the write off of some uncollectable accounts not fully reserved for and an increase in the age of the receivables due from one large payor over the last two quarters, which was a result of the payors' system conversion. Approximately 25% of the outstanding receivables due from this payor was received at the end of March and another 25% was received in the first two weeks of April 2003. We continue to monitor payment from this payor closely as all of their system conversion issues have not been resolved.

     Web development expenses decreased 26.5% to $54,770 for the three months ended March 31, 2003 from $74,478 for the three months ended March 31, 2002 and 27.7% to $168,345 for the nine months ended March 31, 2003 from $232,683 for the nine months ended March 31, 2002. This decrease is due to the change in focus of the Internet Company to internal support of the other operating locations. Website expenses are expected to continue at this level while the Internet Company's focus remains internal.

     Administrative expenses increased 9.1% to $2,369,205 for the quarter ended March 31, 2003 from $2,172,484 for the quarter ended March 31, 2002 and 7.0% to $6,631,883 for the nine months ended March 31, 2003 from $6,200,797 for the same period last year. This increase is due to increases in various expenses. General insurance expense increased approximately 30% for the quarter ended March 31, 2003 and 22% for the nine month period ended March 31, 2003 as compared with the same periods last year. Employee benefit costs increased approximately 17% for the quarter ended March 31, 2003 and 15% for the nine months ended March 31, 2003 as compared to the same periods last year. Utilities increased approximately 18% for the quarter ended March 31, 2003 and 12% for the nine months ended March 31, 2003 as compared to the same periods last year. Rent expense increased approximately 9% for the quarter ended March 31, 2003 and 11% for the nine months ended March 31, 2003 as compared to the same periods last year.

     Other income increased 42.6% to $22,830 for the three months ended March 31, 2003 from $16,015 for the three months ended March 31, 2002 and 12.1% to $75,206 for the nine months ended March 31, 2003 from $67,105 for nine months ended March 31, 2002. This increase is primarily due to an increased request for medical records at our treatment facilities.

     Interest expense decreased 27.7% to $127,324 for the three months ended March 31, 2003 from $176,101 for the three months ended March 31, 2002 and 27.3% to $419,455 for the nine months ended March 31, 2003 from $577,234 for the same period last year. This decrease is due to the general decline in interest rates, the refinancing of debt in November 2001 at a more favorable rate, and repayment of long-term debt.

     The Company has no provision for federal income taxes for the three months or nine months ended March 31, 2003 due to the utilization of net operating loss carry-forwards. Total income tax expense for the quarter and nine months ended March 31, 2003 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. Although the Company's receivables have decreased, the Company continues to reserve for bad debts based on managed care denials and past difficulty in collections. We continue to analyze receivables monthly to determine an adequate reserve. This analysis has consistently resulted in a ratio of reserves for bad debt to total patient receivables of approximately 30% or greater. The ratio of reserves for bad debt to total patient receivables as of March 31, 2003 is approximately 33% on an accounts receivable balance which decreased 9.2% to $7,502,394 at March 31, 2003 from $8,263,361 at June 30, 2002.
The $720,000 shown as non-current patient accounts receivable is presented at net realizable value. These amounts are due from individuals in payment for treatment on which extended payment plans have been arranged and are being met.

Liquidity and Capital Resources

     The Company`s net cash provided by operating activities was $1,040,651 for the nine months ended March 31, 2003 compared to $794,518 for the nine months ended March 31, 2002. Cash flow from operations in the nine months ended March 31, 2003 consists of net income of $797,956 plus depreciation and amortization of financing costs of $137,714, decrease in accounts receivable of $454,663 and non-cash equity based charges of $19,198 less cash used for net changes in other operating assets and liabilities of $368,880.

     Cash used in investing activities in the nine months ended March 31, 2003 consisted of $172,128 in capital expenditures compared to $117,100 in capital expenditures during the same period last year.

     Cash used in financing activities in the nine months ended March 31, 2003 primarily consisted of $857,435 in debt repayments compared to $562,114 in debt repayments for the same period last year.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 10% to $4,980,338 on March 31, 2003 from $5,553,601 on June 30, 2002. This decrease is a result of the continuation of our accounts receivable management program instituted in fiscal 2001, increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues, which results in a smaller number of uncollectable accounts. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The Company has operated ongoing operations profitably for nine consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

New Accounting Standards

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. There were no transactions during the period ended March 31, 2003 that were effected by this pronouncement.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure requirements of SFAS No. 148 as disclosed in the Notes to our Consolidated Financial Statements included as Note C of this Quarterly report on Form 10-QSB.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The provisions of FIN 45 did not have an effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company believes the adoption of FIN 46 will not have an effect on its financial position or future results of operations.

PART II.  OTHER INFORMATION

Item 6   Exhibits and reports on form 8-K

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

     99.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on form 8-K

There were no reports on Form 8-K filed during the period ended March 31, 2003.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHC, Inc.
                                              Registrant


Date: May 8, 2003                             /s/  Bruce A. Shear
                                                   Bruce A. Shear
                                                   President
                                                   Chief Executive Officer




Date: May 8, 2003                             /s/  Paula C. Wurts
                                                   Paula C. Wurts
                                                   Controller
                                                   Treasurer