Form 10-K
period 2003-06-30
PHC INC /MA/
filed 2003-09-19
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

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

The issuer's revenues for the fiscal year ended June 30, 2003 were $23,833,323.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 1, 2003, was $8,751,891.16. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At August 1, 2003, 13,342,213 shares of the issuer's Class A Common Stock and 726,991 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X


                                     -- 1 --

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our Company is a national health care Company, which, through wholly owned subsidiaries, provides psychiatric services primarily to individuals who have alcohol and drug dependency, related disorders and to individuals in the gaming and transportation industries. Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, three outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities in Nevada, one outpatient psychiatric facility in Kansas and an inpatient psychiatric facility in Michigan. One of our subsidiaries also operates a website, Wellplace.com, which provides education, training and materials to behavioral health professionals in addition to providing internet support to all of our other subsidiaries. Through another subsidiary, we also provide help line services through contracts with major railroads and the State of Nebraska and operate a call center for Wayne County, Michigan. Through our newest subsidiary in Michigan the Company conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals.

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

     The Company treats employees who have been referred for treatment as a result of compliance with Subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as the Drug Free Workplace Act), which requires employers who are Federal contractors or Federal grant recipients to establish drug-free awareness programs which, among other things, inform employees about available drug counseling, rehabilitation and employee assistance programs. We also provide treatment under the Department of Transportation implemented regulations, which broaden the coverage and scope of alcohol and drug testing for employees in "safety sensitive" positions in the transportation industry.

     The Company was incorporated in 1976 and is a Massachusetts corporation. Our corporate offices are located at 200 Lake Street, Suite 102, Peabody, MA 01960 and our telephone number is (978) 536-2777. As used herein, our Company refers to and includes the Company and each of it's subsidiaries through which, substantially all of our business and operations are conducted.




                                     -- 2 --

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

     In general, the Company does not accept patients who do not have either insurance coverage or adequate financial resources to pay for treatment. Each of the Company's substance abuse facilities does, however, provide treatment free


                                     -- 3 --
     of charge to a small number of patients each year who are unable to pay for treatment, but who meet certain clinical criteria and who are believed by the Company to have the requisite degree of motivation for treatment to be successful. In addition, the Company provides follow-up treatment free of charge to relapse patients who satisfy certain criteria. The number of patient days attributable to all patients who receive treatment free of charge in any given fiscal year is less than 5%.

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

     HIGHLAND RIDGE - Highland Ridge is a 32-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984. The hospital is in the process of increasing bed capacity by 14. It is anticipated that the new beds will come on line in the second quarter of fiscal 2004. It is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

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

                                     -- 4 --

     Highland Ridge periodically conducts or participates in research projects. Highland Ridge was the site of a research project conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. The research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineated the nature and scope of research involving human subjects. Highland Ridge benefited fro m this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers. Highland Ridge recently contracted with a major pharmaceutical manufacturer to participate in a research study in cooperation with a local nursing home.

     In the spring of 1994, the Company began to ope rate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, formerly known as Pioneer Development Support Services, or PDS2, shown as contract support services on the accompanying income statement, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 2003. Wellplace also operates the smoking cessation helpline for the State of Nebraska. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital. Wellplace recently contracted with Wayne County Michigan to operate its call center. The Wellplace primary focus is now placed on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

     MOUNT REGIS - Mount Regis is a 26-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The Company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, an outpatient clinic, at its Salem, Virginia location. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

     Mount  Regis  Center's  programs  are  sensitive  to the needs of women and minorities. The majority of Mount Regis clients are from Virginia and surrounding states. In addition, because of its relatively close proximity and accessibility to New York, Mount Regis has been able to attract an increasing
number  of  referrals  from  New  York-based  labor  unions.   Mount  Regis  has
established programs that allow the Company to better treat dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders), cocaine addiction and relapse-prone patients. The multi-disciplinary case management, aftercare and family programs are key to the prevention of relapse.

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

                                     -- 5 --

     The  Company  offers  inpatient  and  partial  hospitalization   psychiatry
services through Harbor Oaks Hospital. The Company also currently operates six outpatient psychiatric facilities.

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

     HARBOR OAKS - The Company acquired Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Commerce, Medicare certified and accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has serviced clients from Macomb, Oakland and St. Clair Counties and has expanded its coverage area to include Wayne, Sanilac and Livingston Counties.

     Harbor Oaks has become a primary provider for Medicaid patients from Wayne, Macomb and St. Clair counties. Utilization of a short-term crisis management model in conjunction with strong case management has allowed Harbor Oaks to successfully enter this segment of the market. Reimbursement for these services is comparable to traditional managed care payors. Given the current climate of public sector treatment availability, Harbor Oaks anticipates continued growth in this sector of the business.

     On February 10, 1997, Harbor Oaks Hospital opened an 8-bed residential unit serving adolescents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and each subsequent six-month period thereafter, to determine if additional treatment is required. State authorization allowed the Company to increase the number of beds in the adjudicated residential unit to twelve on May 1, 1998 and twenty on June 26, 1998.

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

                                     -- 6 --

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

     NORTH POINT-PIONEER, INC. - NPP consists of three psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The three clinics are located in close proximity to the Harbor Oaks facility, which provides more efficient integration of inpatient and outpatient services, a larger coverage area and the ability to share personnel which results in cost savings.

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



                                     -- 7 --

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.

                                                       Year Ended June 30,
                                                     2003              2002
                                                  _____________________________
         Inpatient
         Net patient service revenues            $14,430,069       $14,130,471
         Net revenues per patient day (1)        $       417       $       413
         Average occupancy rate (2)                    77.7%             76.9%
         Total number of licensed beds
         at
               end of period                             122               122
         Source of Revenues:
              Private (3)                             62.20%            76.82%
              Government (4)                          37.80%            23.18%
         Partial Hospitalization
         and
         Outpatient
         Net Revenues:
              Individual                         $ 4,865,392       $ 4,678,493
              Contract                           $ 1,947,716       $ 2,300,140
         Sources of revenues:
              Private                                  98.0%             98.1%
              Government                                2.0%              1.9%
         Other Psychiatric Services:
               Wellplace (5)                     $ 1,649,374       $   842,345

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs.
(5) Wellplace, formerly PDS2, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the Company's national contracts, a smoking cessation help line for the state of Nebraska and operates the Wayne County Michigan call center.





                                     -- 8 --

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

 Marketing and Customers

     The Company markets its substance abuse, inpatient and outpatient psychiatric health services both locally and nationally, primarily to safety sensitive industries, including transportation, oil and gas exploration, heavy machinery and equipment, manufacturing and healthcare services. Additionally, the Company markets its services in the gaming industry both in Nevada and nationally and its help line services nationally.

     The Company employs four individuals dedicated to marketing among the Company's facilities. Each facility performs marketing activities in its local region. The Senior Vice President of the Company coordinates the Company's national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. "At risk" contracts require that the Company provide all the clinically necessary behavioral health services for a group of people for a set fee per person per month. The Company currently has one at risk contract with a large insurance carrier, which requires the Company to provide behavioral health services to all of its insured in the state of Nevada for a fixed fee. This at risk contract represents less than 5% of the Company's total gross revenues. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

     The Company's integrated systems of comprehensive outpatient mental health clinics complement the Company's inpatient facilities. These clinics are strategically located in Nevada, Virginia, Kansas City, Michigan, and Utah. They make it possible for the Company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the Company operates Wellplace located in the Highland Ridge facility in Salt Lake City, Utah. Wellplace provides clinical support, referrals, management and professional services for a number of the Company's national contracts. It gives the Company the capacity to provide a complete range of fully integrated mental health services.

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

                                     -- 9 --

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

Quality Assurance and Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") surveys and accredits the Company's inpatient facilities and the Company's outpatient facilities comply with the standards of National Commission on Quality Assurance ("NCQA") although the facilities are not NCQA

                                    -- 10 --
     certified. The Company's outpatient facilities in Michigan are certified by the American Osteopathic Association ("AOA"), which is nationally recognized by all payers as the measure of quality in outpatient treatment. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.

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

Health Planning Requirements

     Some of the states in which the Company operates, and many of the states where the Company may consider expansion opportunities, have health planning statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state health planning agency must determine that a need exists for such new or additional beds, new services, equipment or capital expenditures. These state determinations of need or certificate of need ("DoN") programs are designed to enable states to participate in certain federal and state health related programs and to avoid duplication of health services. DoN's typically are issued for a specified maximum expenditure, must be implemented within a specified time frame and often include elaborate compliance procedures for amendment or


                                    -- 11 --
modification, if needed. Several states have instituted moratoria on some types of DoN's or otherwise stated intent not to grant approvals for certain health services. Such moratoria may adversely affect the Company's ability to expand in such states, but may also provide a barrier to entry to potential competitors.


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

Medicare Reimbursement

     Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2003, 12.99% of revenues for Harbor Oaks were derived from Medicare programs.

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

     In order to receive Medicare reimbursement, each participating facility must meet the applicable conditions of participation set forth by the federal government relating to the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local


                                    -- 12 --
     laws and regulations. In addition, Medicare regulations generally require that entry into such facilities be through physician referral. The Company must offer services to Medicare recipients on a non-discriminatory basis and may not preferentially accept private pay or commercially insured patients.


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

     The Company has an active compliance program in place with a corporate compliance officer and compliance liaisons at each facility and a toll free compliance hotline. Compliance in-services and trainings are conducted on a regular basis.

Employees

     As of July 31, 2003, the Company had 374 employees of whom four were dedicated to marketing, 113 (10 part time and 1 contingent) to finance and administration and 257 (21 part time and 45 contingent) to patient care. Until January of 2003, all of the Company's employees were leased through Team America, a national employee-leasing firm. The Company elected to discontinue the use of the leasing Company and begin using a more traditional payroll service while providing more employee services when the benefit of using a leasing Company began to diminish.


                              -- 13 --

     The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. On July 31, 2003, the Company's largest facility, with 125 Union eligible employees, voted for union (UAW) representation. Contract negotiations with the Union will begin as soon as practicable.


Insurance

     Each of the Company's facilities maintains separate professional liability insurance policies. Harbor Oaks, Mount Regis Center, Harmony Healthcare, Total Concept and NPP each have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage, Harbor Oaks and Mount Regis Center each maintain an umbrella policy of $1,000,000. Highland Ridge has limits of $1,000,000 per claim and $6,000,000 in the aggregate. In addition, these entities maintain general liability insurance coverage in similar amounts.

     The parent Company maintains $1,000,000 of directors' and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The Company believes, based on its experience, that its insurance coverage is adequate for its business and that it will continue to be able to obtain adequate coverage.


ITEM 2. DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires July 31, 2004. The current annual payment under the lease is $88,896. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health. The lease is for a six-year term expiring December 31, 2004, which provides for monthly rental payments of approximately $16,230. Changes in rental payments each year are based on increases or decreases in the CPI. In March 2003, the Company entered into an agreement to expand the space being leased at the Highland Ridge location and complete an early exercise of the option to renew the lease pending completion of the remodeling of the space and the approval of the additional beds by the State of Utah. The Company expects the renovations to be complete and the beds approved by the end of September of 2003. The lease will be effective through December 31, 2009. All terms and conditions of the previous lease remain in effect. The Company believes that these premises are adequate for its current and anticipated needs.

Mount Regis Center

     The Company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $383,500. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

                                    -- 14 --

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

     The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $2,100,000 mortgage on this property. The Company believes that these premises are adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

     A medical malpractice claim was filed by a former patient against North Point Mental Health Associates, the Company's subsidiary, North Point-Pioneer, Inc., and Pioneer Counseling Centers in the Circuit Court for the County of Wayne, State of Michigan (Case No. 00-017768-NH, November 21, 2000), alleging sexual abuse by a former clinical psychologist. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. The clinical psychologist declared bankruptcy and was not a party to the proceeding. Although the Court subsequently reduced the award to $3.2 million, plus applicable interest and taxable costs and attorney's fee, the Court has not yet entered a judgment and is considering motions made by the defendants to further reduce the award, to set aside the verdict or to declare a mistrial. Plaintiff could also appeal the Court's reduction of the jury verdict. The Company believes that substantial error was committed at trial and intends to appeal any adverse judgment if and when entered. However, a bond or other marketable collateral would be required to be posted in an amount equal to one and one-half times the current value of any judgment when entered.

     The Company's subsidiary, North Point-Pioneer, Inc., is covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York, with the result that Frontier's ability to pay any judgment is unknown. If Frontier formally goes into liquidation, the Company may have a claim against the Michigan Property and Casualty Guaranty Fund, which could avail itself of defenses available to Frontier and to Michigan statutory defenses. The entity whose assets were acquired by the Company's subsidiary also carried malpractice insurance in the amount of $1 million. Such carrier has, however, refused coverage and filed an action in Michigan seeking a declaratory judgment to the effect that it is not liable under such policy. The Company will take all steps available to require this carrier to meet its obligations under such policy.

     To date, there have been no meaningful settlement discussions. In December 2002, Plaintiff's counsel demanded the payment of $1,000,000 within 10 days, which demand was not met. At a meeting on September 3, 2003, representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy but acknowledged that payment of such obligations is subject to the unresolved insolvency proceedings referred to above. The Company may recover a portion of the legal fees expended to date on this matter. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2003.



                                    -- 15 --

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the Company's public offering which was declared effective on March 3, 1994, until December 2000 the Company's Units, Class A Common Stock and Class A Warrants were traded on the NASDAQ National Market under the symbols "PIHCU," "PIHC" and "PIHCW," respectively. In December 2000, the Company's stock was delisted due to failure to meet listing criteria. Currently the Company's Class A common Stock is traded on the NASDAQ Bulletin Board under the symbol "PIHC-BB." There is no public trading market for the Company's Class B Common Stock. In March 2001, the Company's warrants issued with its initial public offering expired. The following table sets forth, for the periods indicated, the high and low sale price of the Company's Class A Common Stock, as reported by NASDAQ Bulletin Board.

                                                    HIGH             LOW
                                                ______________________________

2002
        First Quarter                            $    .48         $    .30
        Second Quarter                           $    .63         $    .34
        Third Quarter                            $    .45         $    .35
        Fourth Quarter                           $    .99         $    .37

2003
        First Quarter                            $    .89         $    .56
        Second Quarter                           $    .85         $    .65
        Third Quarter                            $    .95         $    .69
        Fourth Quarter                           $    .94         $    .72

2004
        First Quarter (through August 1, 2003)   $    .91         $    .72



     On August 1, 2003, the last reported sale price of the Class A Common Stock was $.82. On August 1, 2003, there were 696 holders of record of the Company's Class A Common Stock and 311 holders of record of the Company's Class B Common Stock.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its Common Stock. During the fiscal year ended June 30, 2002, the Company accrued dividends on preferred stock according to the preferred stock agreement and paid all dividends in common stock, as required, upon conversion of the preferred stock. The Company anticipates that, in the future, earnings will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect to Common Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on the results of operations, the financial position of the Company and such other factors, as the Company's Board of directors, in its discretion, deems relevant.




                                    -- 16 --

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2003 and 2002. It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc., continues to provide technology and internet support for the Company's other operations, it also continues to provide behavioral health information and education through its web site at Wellplace.com. The expenses of the internet operation decreased approximately 25% for the year as the total effect of cost cuts were realized. The Company's most recent addition, Pioneer Pharmaceutical Research, contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illness.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness. If passed, this legislation will improve access to the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

Critical Accounting Policies

     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves and the impairment of long-lived assets and goodwill. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.



                                    -- 17 --

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. Amounts due as a result of cost report settlements is recorded and listed separately on the consolidated balance sheets as "Other receivables, third party". The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

     The Company currently has one "at-risk" contract. The contract calls for the Company to provide for all of the in patient and outpatient behavioral health needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under this contract are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all in patient and outpatient services not provided directly. The contract is considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Where a contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program.

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




                                    -- 18 --

Income Taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Goodwill:

     The excess of the purchase price over the fair market value of net assets of an acquisition is recorded as goodwill. The Company's net goodwill relates to the treatment services segment of the Company and is evaluated at least annually for impairment.

Results of Operations

Years Ended June 30, 2003 and 2002

     The Company's profitability from its ongoing operations remained relatively stable during the fiscal year ended June 30, 2003 despite less favorable overall economic conditions and some decreases in coverage choices made by employers. Total revenues increased 5.0% to $23,833,323 for the year ended June 30, 2003 from $22,698,268 for the year ended June 30, 2002. General economic conditions and increases in some operating expenses, resulted in a decrease in income from operations of 18.1% to $1,445,689 for the year ended June 30, 2003 from $1,764,274 for the year ended June 30, 2002 and a decrease in income before taxes and dividends of 6.1% to $1,031,976 for the fiscal year ended June 30, 2003 from $1,099,341 for the fiscal year ended June 30, 2002. The Company has recorded its tenth consecutive profitable quarter from ongoing operations with the quarter ended June 30, 2003.

     Total net patient care revenue from all facilities, remained relatively stable at $21,243,177 for the year ended June 30, 2003 as compared to $21,109,104 for the year ended June 30, 2002. Although patient census and net revenue per patient day increased as shown in "Operating Statistics" on page 7 of this report, increased expenses resulted in lower net income from our core business. Net inpatient care revenue from inpatient psychiatric services increased 2.1% to $14,430,069 for the year ended June 30, 2003 from $14,130,471 for the fiscal year ended June 30, 2002. Net partial hospitalization and outpatient care revenue decreased 2.4% to $6,813,108 for the year ended June 30, 2003 from $6,978,633 for the year ended June 30, 2002. This decrease is due in part to the decrease in the number of employees covered under our Employee Assistance Program ("EAP") contracts and our behavioral healthcare carve out, which provide for a fixed fee per employee per month to provide behavioral healthcare services. The highlight of the year was the growth in revenues from Wellplace, formerly known as Pioneer Development and Support Services ("PDS2"). Wellplace revenues increased 95.8% to $1,649,374 for the year ended June 30, 2003 from $842,345 for the year ended June 30, 2002. This increase in revenue is due to the inclusion of the Nebraska smoking cessation contract signed in May 2002 and the Wayne County call center contract, which began in March 2003. All revenues reported in the accompanying consolidated statements of income are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

                                    -- 19 --

     Patient care expenses increased by approximately $433,613 due to the increase in patient census at our inpatient facilities for the year ended June 30, 2003. Inpatient census increased by approximately 390 patient days, 1%, for the year ended June 30, 2003 compared to the year ended June 30, 2002. Direct patient care payroll and payroll related expenses increased approximately 2% to $9,927,554 for the year ended June 30, 2003 from $9,755,460 for the year ended June 30, 2002; pharmacy costs increased approximately 21% to $426,510 for the year ended June 30, 2003 from $351,531 for the year ended June 30, 2002; laboratory fees decreased approximately 14% to $184,810 for the year ended June 30, 2003 from $213,973 for the year ended June 30, 2002; and hospital supplies expense increased approximately 21% to $39,116 for the year ended June 30, 2003 from $32,474 for the year ended June 30, 2002. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness. Other patient related expenses increased approximately 45% to $345,907 for the year ended June 30, 2003 from $238,034 for the year ended June 30, 2002. This is due to the increase in patients participating in pharmaceutical research studies through Pioneer Pharmaceutical Research. The corresponding revenue increase was approximately $198,000 or 27% over last year's revenues. We continue to closely monitor the ordering of hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census (see "Operating Statistics" Part I, Item 1).

     Website expenses decreased 24.6% to $216,827 for the year ended June 30, 2003 from $287,556 for the year ended June 30, 2002. This decrease is due to the change in focus of the internet Company to internal support of the other operating locations. We expect Website expenses will remain at this level while the internet Company's focus remains internal.

     Contract expenses related to Wellplace increased 98.6% to $1,398,602 for the year ended June 30, 2003 from $704,363 for the year ended June 30, 2002. This increase is due to the inclusion of the Nebraska smoking cessation contract signed in May 2002 and the Wayne County call center contract, which began in March 2003. Expenses are expected to increase as a full year of the Wayne County call center expenses will be included in the fiscal year ended June 30, 2004.

     Total administrative expenses for all facilities increased less than 1% to $7,833,908 for the year ended June 30, 2003 from $7,829,208 for the year ended June 30, 2002. This minimal increase in administrative expense is attributable to many offsetting changes in expenses. There was a non-cash equity based compensation charge of approximately $264,000 recorded in fiscal 2002 which was offset by various increases. As part of the change in administrative expenses, legal fees increased 308.2% to $143,276 for the year ended June 30, 2003 from $35,096 for the year ended June 30, 2002. This is a result of the litigation described in "Legal Proceedings" on page 13 of this report. Increased marketing efforts resulted in a 25.8% increase in travel and entertainment expenses to $179,840 for the year ended June 30, 2003 from $143,009 for the year ended June 30, 2002. Marketing expense increased 61.4% to $295,043 for the year ended June 30, 2003 from $182,753 for the year ended June 30, 2002; and meals expense increased 16.8% to $67,690 for the year ended June 30, 2003 from $57,969 for the year ended June 30, 2002. Insurance expense increased 25.2% to $284,465 for the year ended June 30, 2003 from $227,247 for the year ended June 30, 2002 due to general increases in property and liability insurance. Accounting fees, which includes non-audit accounting services, including but not limited to cost reports and individual contract audits, provided by firms other than our audit firm, increased 68.8% to $198,815 for the year ended June 30, 2003 from $117,783 for the year ended June 30, 2002.

     Interest expense decreased 31.4% to $542,269 for the year ended June 30, 2003 from $790,955 for the year ended June 30, 2002. This decrease is due to the decrease in prime rate, which dictates the interest rate on the majority of the Company's long-term debt and the decrease in outstanding debt.

                                    -- 20 --

     The Company's income taxes of $54,234 and $15,446 for the years ended June 30, 2003 and June 30, 2002, respectively, are significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for fiscal 2003 and 2002 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to the uncertainty of its full recoverability given the Company's history of operating losses and potential changes in IRS rules that may limit the accessibility of the loss carry-forwards.

     Provision for doubtful accounts increased 54.7% to $1,108,498 for the fiscal year ended June 30, 2003 from $716,681 for the fiscal year ended June 30, 2002. This increase is the result of an increase in the age of outstanding accounts receivable with many insurance carriers delaying payment as much as 180 days.

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

Liquidity and Capital Resources

     The Company`s net cash provided by operating activities was $1,406,694 for the year ended June 30, 2003 compared to $1,576,109 for the year ended June 30, 2002. Cash flow from operations in fiscal 2003 consists primarily of net income of $977,742 plus depreciation and amortization of $198,695, decrease in accounts receivable of $513,193 and non-cash equity based charges of $25,871 less cash used for net changes in other operating assets and liabilities of $308,807.

     Cash used in investing activities in fiscal 2003 consisted of $226,100 in capital expenditures compared to $124,362 in capital expenditures in fiscal 2002.

     Cash used in financing activities in fiscal 2003 primarily consisted of $914,985 in net debt repayments, $8,000 in deferred financing cost, $65,421 received from the issuance of common stock, $41,391 paid in the purchase of treasury stock and $7,212 in costs related to the issuance of common stock.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts decreased approximately 11% to $4,945,301 on June 30, 2003 from $5,553,601 on June 30, 2002. This decrease is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance


                                    -- 21 --

     Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     In May 2003, in order to provide start up cash for the Wayne County call center, the Company increased its borrowing capacity by $500,000 with GE
Healthcare Finance,  formerly Heller Healthcare  Finance,  Inc. As of August 15,
2003, the Company has not been required to utilize the additional funds available. The outstanding balance on the accounts receivables financing on June 30, 2003 was $1,103,561, reflecting a $365,083 decrease from June 30, 2002. In
November 2001, the Company refinanced all of the outstanding mortgage debt with Heller Healthcare Finance. This resulted in the consolidation of several outstanding notes, the reduction of interest on the debt from prime plus 5% to prime plus 3.5% and the reduction in the principal payments due each month. Principal payments on long-term debt totaled $1,359,983 in fiscal 2003 compared to $1,219,314 in fiscal 2002.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2003 are as follows:

  Year Ending               Term         Capital    Operating
   June 30,                 Notes         Leases     Leases           Total
_______________________  _____________  ___________  ____________  ___________
  2004                    $  883,659      $55,954    $   845,972    $1,785,585
  2005                     1,680,415       18,832        745,767     2,445,014
  2006                        47,598       12,825        499,244       559,667
  2007                        32,306        7,788        437,680       477,774
  2008                        35,337          649        326,396       362,382
  Thereafter                 234,629           --        142,913       377,542
                         _____________  ___________  ____________  ___________
  Total minimum payments  $2,913,944      $96,048     $2,997,972    $6,007,964
                          ===========    ==========  ===========    ===========

     In addition to the above term notes, the Company also has $275,000 in outstanding convertible debentures, which include the provision that the holders of the debentures may put all or any portion of the debentures to the Company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. In July 2002, the holders of the debentures exercised the put provision in the agreement as to 50% of the outstanding debentures of which $225,000 was paid during the fiscal year ended June 30, 2003 and the remainder was paid as of July 31, 2003.

     The Company also has $100,000 in an outstanding related party debt, which bears interest at 12% per annum and is payable upon demand. This debt is currently being extinguished as cash flow permits.

     The Company believes that, with its revolving credit facility through its primary lender and cash flow from operations, it will have sufficient cash and financing available to fund its growing operations for the foreseeable future. The Company plans to expand its core business through increased capacity at its current facilities and potential acquisitions and its pharmaceutical research operations through additional contracts and acquisitions. Any acquisitions will be funded through acquisition specific financing instruments.

     The Company has operated ongoing operations profitably for ten consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.



                                    -- 22 --

New accounting standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of FASB SFAS Nos. 4,44 and 64, and Amendment of FASB SFAS No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44 Accounting for intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are to be applied to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of the entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS 146 did not have a significant effect on the Company's operations, financial position or cash flows.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others." Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have a material effect on its financial position or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure requirements of SFAS No. 148.



                                    -- 23 --

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe that the adoption of FIN 46 will have any effect on its financial position or future results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have a significant effect on the Company's operations, financial position or cash flows.

     In November 2002, the EITF reached consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The adoption of EITF No. 00-21 did not have a significant effect on the Company's operations, financial position or cash flows.




                                    -- 24 --

ITEM 7.           FINANCIAL STATEMENTS.                           PAGE

Index                                                              F-1
Report of Independent Certified Public Accountants                 F-2
Consolidated balance sheets                                        F-3
Consolidated statements of income                                  F-4
Consolidated statements of changes in stockholders'
   equity (deficit)                                                F-5
Consolidated statements of cash flows                              F-6, F-7
Notes to consolidated financial statements                         F-8 - F-25







































                                                                           F-1



                                    -- 25 --

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                 /s/ BDO Seidman, LLP

Boston, Massachusetts
August 8, 2003


                                                                           F-2




                                    -- 26 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
                                                             June 30,
                                                       2003            2002
                                                  ____________________________
ASSETS
 Current assets: (Note C)
     Cash and cash equivalents (Note A)            $  494,991        $ 204,564
    Accounts receivable, net of allowance for
          doubtful accounts of $2,348,445
          and $2,715,760 at June 30, 2003
          and 2002, respectively  (Note A)          4,345,301        4,863,601
    Prepaid expenses                                   69,541           66,652
    Other receivables and advances                    255,006          137,032
    Deferred income tax asset (Note F)                808,607          766,793
    Other receivables, third party (Note A)           172,043          214,818
                                                   ____________   ____________
         Total current assets                       6,145,489        6,253,460

Accounts receivable, non-current (Note A)             600,000          690,000
Other receivables (Note A)                            111,976           92,068
Property and equipment, net (Notes A, B and D)      1,295,113        1,259,648
Deferred financing costs, net of amortization of
   $130,109 and $122,109 at June 30, 2003
   and 2002, respectively                               4,000           12,000
Goodwill (Note A)                                      969,099         969,099
Other assets (Note A)                                  286,046         197,340
                                                    ____________   ____________
      Total assets                                  $9,411,723      $9,473,615
                                                   ============     ===========
LIABILITIES
Current liabilities:
    Accounts payable                                 $ 860,952      $1,283,389
    Notes payable - related parties (Note E)           100,000         200,000
    Current maturities of long-term debt (Note C)      883,659         765,415
    Revolving credit note (Note C)                   1,103,561       1,468,644
    Deferred revenue                                   160,720         129,258
    Current portion of obligations under capital
      leases (Note D)                                   50,805          11,020
    Accrued payroll, payroll taxes and benefits      1,016,088       1,143,569
    Accrued expenses and other liabilities (Note K)    958,527         906,250
       Convertible debentures (Notes C)                275,000         500,000
                                                    ____________   ____________
         Total current liabilities                   5,409,312       6,407,545

Long-term debt, less current maturities (Note C)     2,030,285       2,428,945
Obligations under capital leases (Note D)               36,869          21,140
                                                    ____________   ____________
         Total liabilities                           7,476,466       8,857,630
                                                    ____________   ____________
Commitments and contingent liabilities (Notes D, G, H and I)

STOCKHOLDERS' EQUITY (Notes A, G, H and I) Class A
   common stock, $.01 par value; 20,000,000
   shares authorized, 13,437,067 and 12,919,042 shares
   issued at June 30, 2003 and 2002, respectively.     134,371         129,190
Class  B common stock, $.01 par value; 2,000,000
   shares authorized, 726,991 issued and outstanding
   at June 30, 2003 and 2002, each convertible into
   one share of Class A common stock.                    7,270           7,270
Additional paid-in capital                          19,147,604      18,769,863


                                    -- 27 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets (con't)
                                                             June 30,
                                                       2003            2002
                                                    ___________________________
Treasury stock, 97,804 and 38,126 common shares at
   cost at June 30, 2003 and  2002, respectively.      (72,380)        (30,988)
Notes receivable - common stock                        (80,000)        (80,000)
Accumulated deficit                                (17,201,608)    (18,179,350)
                                                   ____________   _____________
         Total stockholders' equity                  1,935,257         615,985
                                                  ____________   _____________

         Total liabilities and stockholders'
            equity                                 $ 9,411,723     $ 9,473,615
                                                   ============    ============

See accompanying notes to consolidated financial statements                F-3


                                    -- 28 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Income
                                              For the Year Ended June 30,
                                                2003                2002
                                           ____________________________________
Revenues:
     Patient care, net (Note A)             $21,243,177            $21,109,104
     Pharmaceutical study                       940,772                742,380
     Website services                                --                  4,439
     Contract support services                1,649,374                842,345
                                           ______________         _____________
         Total revenues                      23,833,323             22,698,268
                                           ______________         _____________
Operating expenses:
     Patient care expenses                   11,829,799             11,396,186
     Cost of contract support services        1,398,602                704,363
     Provision for doubtful accounts          1,108,498                716,681
     Website expenses                           216,827                287,556
     Administrative expenses                  7,833,908              7,829,208
                                           ______________         _____________
         Total operating expenses            22,387,634             20,933,994
                                           ______________         _____________
Income from operations                        1,445,689              1,764,274
                                           ______________         _____________
Other income (expense):
     Interest income                             13,133                 10,852
     Interest expense                          (542,269)              (790,955)
     Other income, net                          115,423                115,170
                                           ______________         _____________
              Total other expense, net         (413,713)              (664,933)
                                           ______________         _____________
Income before income taxes                     1,031,976             1,099,341
Provision for income taxes (Notes A and F)        54,234                15,446
                                           ______________         _____________
              Net income                         977,742             1,083,895
Dividends (Note I)                                    --               (98,411)
                                           ______________         _____________
Income applicable to common shareholders    $    977,742           $   985,484
                                           ==============         =============
Basic income per common share (Note A)      $        .07           $       .10
                                           ==============         =============
Basic weighted average number of shares
   outstanding (Note A)                       13,944,047            10,232,286
                                           ==============         =============
Fully diluted income per common share
   (Note A)                                 $        .07           $       .09
                                           ==============         =============
Fully diluted weighted average number of
   shares outstanding (Note A)                14,564,078            11,012,861
                                           ==============         =============
See accompanying notes to consolidated financial statements                 F-4


                                    -- 29 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Deficit) (See Notes A, C, H, J and K)

                                 Class          A       Class         B
                                 Common       Stock     Common      Stock    Preferred    Stock
                                 Shares       Amount    Shares      Amount     Shares     Amount
                                 _________________________________________________________________

Balance - June 30, 2001         8,709,834    $ 87,098    726,991    $ 7,270    150,700    $ 1,507

Costs related to private
  placements
Dividends on preferred stock
Issuance of shares for options
  exercised                         1,250          13
Repurchase of shares on open
  market
Issuance of warrants for services
Shares issued for employee
  bonuses                          71,750         717
Conversion of preferred stock   3,483,583      34,836                         (150,700)    (1,507)
Common stock issued for accrued
  dividends                       511,800       5,118
Issuance of shares for warrants
  exercised                        31,624         316
Issuance of employee stock
  purchase    plan shares          25,871         259
Issuance of shares for services
  provided                         83,330         833
Reclassification of net
  liabilities of
  discontinued operations
Net income-year ended June 30,
2002
                                 _________________________________________________________________
Balance - June 30, 2002          12,919,042  $129,190    726,991    $ 7,270          0    $     0

                                    -- 30 --

PHC, INC.  AND SUBSIDIARIES
Consolidated  Statements of Changes In Stockholders' Equity (Deficit) (See Notes
A, C, H, J and K)(con't)
                                 Class          A       Class         B
                                 Common       Stock     Common      Stock    Preferred    Stock
                                 Shares       Amount    Shares      Amount     Shares     Amount
                                 _________________________________________________________________
Costs related to private
  placements
Issuance of shares for options
  exercised                         408,025     4,081
Issuance of warrants for services
Shares issued for employee
  bonuses                            28,623       286
Issuance of shares for warrants
  exercised                          62,363       624
Issuance of employee stock
  purchase plan shares               19,014       190
Purchase of shares from former
  employee
Net income-year ended June 30,
  2003
                                 _________________________________________________________________
Balance - June 30, 2003          13,437,067  $134,371    726,991    $ 7,270          0       $  0
                                ==================================================================

See accompanying notes to consolidated financial statements.


                                    -- 31 --

PHC, INC.  AND SUBSIDIARIES (con't)
Consolidated Statements of Changes In Stockholders' Equity (Deficit) (See Notes A, C, H, J and K)

                                                                           Notes
                               Additional                           Receivable
                                Paid-in      Treasury     Stock        Stock      Accumulated
                                Capital       Shares      Amount      Purchase      Deficit         Total
                              ______________________________________________________________________________
Balance - June 30, 2001         $18,696,779   22,926     $(24,894)   $(80,000)   $(19,968,880)   $(1,281,120)

Costs related to private
  placements                       (198,149)                                                        (198,149)
Dividends on preferred stock                                                          (98,411)       (98,411)
Issuance of shares for
  options exercised                     612                                                              625
Repurchase of shares on open
  market                                      15,200       (6,094)                                    (6,094)
Issuance of warrants for
  services                            5,461                                                            5,461
Shares issued for employee
  bonuses                            29,780                                                           30,497
Conversion of preferred stock       (31,690)                                                           1,639
Common stock issued for
  accrued dividends                 213,644                                                          218,762
Issuance of shares for
warrants Exercised                    9,684                                                           10,000
Issuance of employee stock
  purchase plan shares                9,575                                                            9,834
Issuance of shares for
  services provided                  34,167                                                           35,000
Reclassification of net
  liabilities of
  discontinued operations                                                             804,046        804,046
Net income-year ended June
  30,2002                                                                           1,083,895      1,083,895
                              ______________________________________________________________________________
Balance - June 30, 2002          18,769,863   38,126      (30,988)    (80,000)    (18,179,350)       615,985

                                    -- 32 --

PHC, INC.  AND SUBSIDIARIES (con't)
Consolidated  Statements of Changes In Stockholders' Equity (Deficit) (See Notes
A, C, H, J and K)

Costs related to private
  placements                         (7,212)                                                          (7,212)
Issuance of shares for
  options exercised                 346,060                                                          350,140
Issuance of warrants for
  services                            3,185                                                            3,185
Shares issued for employee
  bonuses                            18,726                                                           19,012
Issuance of shares for
  warrants excerised                  9,376                                                           10,000
Issuance of employee stock
  purchase plan shares                7,606                                                            7,796
Purchase of shares from
  former employee                             59,678      (41,391)                                  (41,391)
Net income-year ended June
  30,2003                                                                             977,742        977,742
                              ______________________________________________________________________________
Balance - June 30, 2003        $ 19,147,604   97,804     $(72,380)   $(80,000)  $ (17,201,608)   $ 1,935,257
                              ===============================================================================
See accompanying notes to consolidated financial statements                F-5

                                    -- 33 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                    For the Year Ended June 30,
                                                      2003             2002
                                                    ___________________________
Cash flows from operating activities:
  Net income                                          $ 977,742     $1,083,895
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                      198,695        210,836
     Deferred income taxes                              (41,814)      (152,813)
     Compensatory stock options and stock issued         20,181         72,745
     Warrants issued for services                         3,185             --
     Equity based compensation charge                     2,505        264,000
     Changes in operating assets and liabilities:
        Accounts receivable                             513,193        440,638
        Prepaid expenses and other current assets        (2,889)        (2,712)
        Other assets                                    (96,766)        31,078
        Accounts payable                               (422,437)      (462,580)
        Accrued expenses and other liabilities          255,099        247,528
        Net liabilities of discontinued operations           --       (156,506)
                                                      ___________   ___________

          Net cash provided by operating activities   1,406,694      1,576,109
                                                      ___________   ___________
  Cash flows from investing activities:
      Acquisition of property and equipment            (226,100)      (124,362)
                                                      ___________   ___________
          Net cash used in investing activities        (226,100)      (124,362)
                                                      ___________   ___________
Cash flows from financing activities:
      Repayment revolving debt, net                    (365,083)      (642,942)
          Proceeds from borrowings                      810,081        748,912
          Principal payments on long-term debt       (1,359,983)    (1,219,314)
       Deferred financing costs                           8,000          8,000
      Cost related to common stock issuance              (7,212)            --
      Cost related to preferred stock issuance               --       (198,149)
      Purchase of treasury stock                        (41,391)        (6,094)
      Proceeds from issuance of common stock             65,421         18,672
                                                      ___________   ___________

          Net cash used in financing activities        (890,167)    (1,290,915)
                                                      ___________   ___________
Net increase in cash and cash equivalents               290,427        160,832
Cash and cash equivalents, beginning of year            204,564         43,732
                                                      ___________   ___________
Cash and cash equivalents, end of year                $ 494,991      $ 204,564
                                                      ===========    ==========

Supplemental cash flow information: Cash paid
     during the period for:
           Interest                                   $ 506,909      $ 782,416
           Income taxes                               $ 121,323      $  25,164

See accompanying notes to consolidated financial statements
                                                                           F-6

                                    -- 34 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
                                                     For the Year Ended June 30,
                                                       2003              2002
                                                    ___________________________
  Supplemental disclosures of non-cash investing
    and financing activities:
      Issuance of common stock in cashless
         exercise of options                            $134,866    $       --
      Issuance of common stock in cashless
         exercise of warrants                                424            --
      Conversion of preferred stock at stated value           --     1,507,000

      Issuance of stock in lieu of cash for dividends
         due                                                  --       218,762
      Accrued dividends on series C preferred stock           --        98,411
      Increase in equity as a result of the
         reclassification of net liabilities of
         discontinued operations                              --       804,046
      Issuance of warrants in connection with
         preferred stock conversion                           --        53,848






See accompanying notes to consolidated financial statements               F-7


                                    -- 35 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

     PHC, Inc. (the "Company") is a national health care company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and seven outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

     On October 5, 1998, Quality Care Centers of Massachusetts, Inc., which operated the Company's long-term care facility, Franvale Nursing and Rehabilitation Center, filed for protection under the Chapter 7 Bankruptcy Code. In April 2002, the bankruptcy court accepted the report of the trustee and the bankruptcy was closed. This event resulted in the reclassification of the net liabilities of discontinued operations of $804,046 to stockholders' equity in the fourth quarter of fiscal 2002.

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

                                                                           F-8
                                    -- 36 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and accounts receivable:

     Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare. The Company's cost reports to Medicare are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 16% and 15% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2003 and 2002, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. To date, settlement adjustments have not been material.

     Patient care revenue is recognized as services are provided, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Pre -admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient. Revenue is not recognized for emergency provision of services for indigent patients. As of June 30, 2003, the Company has $172,043 in other receivables, third party, due as a result of cost report settlements.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Where contracts require completion of the study by the patient, no revenue is recognized until the patient completes the study program.

     Contract support service revenue is a result of fixed contracts to provide telephone support. Revenue for these services is recognized ratably over the service period, as there is no contingency for a change in the contracted amount based on services provided.

     Long-term assets include accounts receivable non-current, other receivables and other assets. Accounts receivable, non-current consists of amounts due from former patients for service. This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the Company or its collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Accounts of former patients that do not comply with these supplemental payment agreements are written off when deemed unrecoverable. Other receivables included as long-term assets include the non-current portion of loans provided to employees and amounts due on a contractual agreement.

     Charity care amounted to approximately $54,263 and $415,700 for the years ended June 30, 2003 and June 30, 2002, respectively. Patient care revenue is stated net of charity care in the accompanying consolidated statements of income.
                                                                           F-9

                                    -- 37 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates and assumptions:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents:

     Cash  equivalents   include   short-term  highly  liquid  investments  with
maturities of less than three months when purchased.

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                         Estimated
            Assets                       Useful Life
          ________________________       ____________________
          Buildings                      39 years
          Furniture and equipment         3 through 10 years
          Motor vehicles                  5 years
          Leasehold improvements          Term of lease

Other assets:

     Other assets consists of deposits, advances and web development costs.

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets", the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2003.

Goodwill:

     The excess of the purchase price over the fair market value of net assets acquired was amortized on a straight-line basis over twenty years through June 30, 2001.

     The Company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS

                                    -- 38 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (continued):

142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

     The Company's goodwill of $969,099 relating to the treatment services reporting unit of the Company was evaluated under SFAS No. 142 as of June 30, 2003. As a result of the evaluation, the Company determined that no impairment exists. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS 142.

Fair value of financial instruments:

     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity and prevailing interest rates.

Basic and diluted income per share:

     Income per share is computed by dividing the income applicable to common shareholders, net of dividends charged directly to retained earnings, by the weighted average number of shares of common stock outstanding for each fiscal year. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal year ended June 30, 2003 and 2002. As of June 30, 2003 and June 30, 2002, the number of shares outstanding increased by 620,031 and 780,575 dilutive common stock equivalents, respectively.

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                      Years Ended June 30,
                                                     2003              2002
                                                  _____________________________
     Denominator for basic earnings per share-
         weighted average shares                   13,944,047       10,232,286

     Effect of dilutive securities:
         Employee stock options                       377,741          439,431
         Warrants                                     242,290           91,144
        Convertible debentures                             --          250,000
                                                   ___________     ____________
     Denominator for diluted earnings per share-
         adjusted weighted average shares and
         assumed conversions                       14,564,078       11,012,861
                                                   ===========      ===========

                                    -- 39 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table summarizes securities which were outstanding as of June 30, 2003 and 2002 but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                                      Years Ended June 30,
                                                      2003              2002
                                                   ____________________________

          Employee stock options                      29,500          191,500
          Warrants                                   327,500        1,013,800
          Convertible debentures                     125,000               --

Income taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Comprehensive Income:

     SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive net income is equal to its net income for all periods presented.

Stock-based compensation:

     Until January 1, 2003, all of the Company's employees were employed under leasing arrangements. The Company believes that, although its employees were leased, they met the common law definition of employee and therefore, qualified as employees for purposes of applying SFAS No.123 prior to January 1, 2003. The Company's employee leasing arrangement met the employee definition requirements under FASB Interpretation ("FIN") No.44 "Accounting for Certain Transactions Involving Stock Compensation". The Company elected to discontinue the use of the employee leasing Company and begin using a more traditional payroll service and providing more employee services internally when it believed the benefit of using a leasing Company began to diminish.

     For all periods presented in the accompanying financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FIN No. 44. The Company has elected to use the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the


                                    -- 40 --
     grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income would have decreased to the pro forma amounts indicated as follows:

                                    -- 41 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued):
                                                            Year Ended
                                                             June 30,
                                                         2003            2002
                                                      _________________________

   Net income, as reported                             $  977,742    $ 985,484

   Add:  Stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                             22,686      336,745

   Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related taxes          ( 78,575)    (391,599)
                                                       _____________ ___________

   Pro forma net income                                $  921,853    $  930,630
                                                       =============  ==========

   Earnings per share:
    Basic - as reported                                $     0.07    $   0.10
                                                       _____________ ___________
   Basic - pro forma                                   $     0.07    $   0.09
                                                       _____________ ___________
   Diluted - as reported                               $     0.07    $   0.09
                                                        _____________ __________
   Diluted - pro forma                                 $     0.06    $   0.09
                                                       _____________ ___________

     The Company has computed the pro forma disclosures for stock options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used during each of the two years ended June 30, 2003 were as follows:
                                                                June 30,
                                                           2003          2002
                                                         __________   _________

   Risk free interest rate                                   6.00%       6.00%
   Expected dividend yield                                      --          --
   Expected lives                                          5 years     5 years
   Expected volatility                                         30%         30%
   Weighted average value of grants per share                 $.29        $.16
   Weighted average remaining contractual life of
     options outstanding (years)                              3.76         3.4

Reclassifications:

     Certain June 30, 2002 amounts have been reclassified to be consistent with the June 30, 2003 presentation.

                                    -- 42 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting standards:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accouting Standards ("SFAS") No. 145, Rescission of FASB SFAS Nos. 4,44 and 64, and Amendment of FASB SFAS No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44 Accounting for intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are to be applied to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's results of operations, financial position or cash flows.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of the entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS 146 did not have a significant effect on the Company's operations, financial position or cash flows.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others." Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are


                                    -- 43 --
applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure requirements of SFAS No. 148.

                                    -- 44 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting standards (continued):

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe that the adoption of FIN 46 will have any effect on its financial position or future results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have a significant effect on the Company's operations, financial position or cash flows.

     In November 2002, the EITF reached consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The adoption of EITF No. 00-21 did not have a significant effect on the Company's operations, financial position or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:
                                                             June 30,
                                                       2003            2002
                                                    __________________________

          Land                                     $   69,259       $   69,259
          Buildings                                 1,136,963        1,136,963
          Furniture and equipment                   1,284,646        1,123,258
          Motor vehicles                               92,871           92,871
          Leasehold improvements                      508,441          443,733
                                                   ____________    ____________
                                                    3,092,180        2,866,084
          Less accumulated depreciation and
            amortization                            1,797,067        1,606,436
                                                   ____________    ____________

          Property and equipment, net              $1,295,113       $1,259,648
                                                   ===========      ===========

                                                                          F-15
                                    -- 45 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

                   NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:                       June 30,
                                                         2003          2002
                                                       ________________________
9% mortgage note due in monthly installments of
   $4,850 including interest through July 1, 2012,
   when the remaining principal balance is payable,
   collateralized by a first mortgage on the PHC of
   Virginia, Inc, Mount Regis Center facility.           $383,498      $406,068
Note payable issued in conjunction with the final
   earn-out on the BSC-NY, Inc. acquisition due
   in monthly installments of $11,567 including
   interest at 11% through July 2005.                     257,384       361,564
Note payable issued in conjunction with the final
   earn-out on the BSC-NY, Inc. acquisition due in
   monthly installments of $3,653 including interest
   at 11% through July 2005.                               81,279       114,178
Note payable due in monthly installments of $429
   including interest at 8.69% through May 2004.            4,536         9,119
Note payable due in monthly installments of $5,088
   including interest at 9% through October 2002.              --        20,352
Note payable due in monthly installments of $665
   including interest at 10.8% through November 2005.      16,705        22,538
Term mortgage note payable with principal installments
   of $45,000 beginning December 2001 through November
   2002 and increasing annually by $5,000 through
   November 2004 at which time the remaining balance
   becomes due. The note bears interest at prime
   (4.0% at June 30, 2003)plus 3.5% is collateralized
   by all assets of PHC of Michigan, Inc., guaranteed
   by PHC, Inc. and may be renewed at maturity. In May
   2003, $500,000 was paid on the revolving credit note
   through an increase in this note. At that time the
   payments were increased by $5,000 each month but all
   other terms and conditions of the original note
   remain in effect.                                    2,170,542     2,260,541
                                                        ___________   _________

                        Total                           2,913,944     3,194,360
Less current maturities                                   883,659       765,415
                                                      ___________     _________
Long-term portion                                      $2,030,285    $2,428,945
                                                      ===========    ==========
Maturities of long-term debt are as follows as of June 30, 2003:

                 Year Ending
                 June 30,                                Amount
               ____________________________________________________
                   2004                                $  883,659
                   2005                                 1,680,415
                   2006                                    47,598
                   2007                                    32,306
                   2008                                    35,337
                   Thereafter                             234,629
                                                       __________
                                                       $2,913,944
                                                       ===========
                                                                          F-16
                                    -- 46 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     The Company has a revolving credit note under which a maximum of $3,000,000 may be outstanding at any time. At June 30, 2003 and 2002, the outstanding balance was $1,103,561 and $1,468,644, respectively. Advances are available based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (4.0% at June 30, 2003) plus 2.25%. The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company's subsidiaries and guaranteed by PHC.

     On December 7, 1998 the Company issued the principal sum of $500,000 of convertible debentures with interest at 12% per annum that are due on December 2, 2004. Interest is payable quarterly. The debentures and any unpaid interest are convertible into shares of common stock at the rate of $1,000 for 500 shares of common stock, which equates to $2.00 per share of class A common stock. The traded market price of the Company's common stock at the date of issuance of the convertible debentures was $1.188 per share and accordingly there was no beneficial conversion feature. The holders of the debentures have the right to put all or any portion of the debentures to the Company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. Accordingly, the debt is classified as a current liability on the accompanying consolidated balance sheets. The Company has the right to call the debentures upon the same terms as above. If called, the holders of the debentures then have 20 days from the date of written notice to exercise their conversion privilege as to any debentures not then already converted. In July 2002, the holders of the debentures exercised the put provision in the agreement as to 50% of the outstanding debentures, of which $225,000 was paid during the year ended June 30, 2003 and the remainder was paid as of July 31, 2003.

NOTE D - CAPITAL LEASE OBLIGATION

     At June 30, 2003, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $4,500 and $1,100 for fiscal 2003 and 2002, respectively, and terms expiring from July 2003 through July 2007.

     The carrying value of assets under capital leases included in property and equipment is as follows:
                                                                 June 30,
                                                           2003          2002
                                                         ______________________

        Equipment and improvements                      $141,998      $ 50,271
        Less accumulated amortization                    (69,322)      (33,108)
                                                        __________    _________
                                                        $ 72,676      $ 17,163
                                                        ==========    ==========

                                    -- 47 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2003:

      Year Ending
      June 30,
      ____________
      2004                                         $ 55,954
      2005                                           18,832
      2006                                           12,825
      2007                                            7,788
      2008                                              649
                                                  __________
      Total future minimum lease payments             96,048
      Less amount representing interest                8,374
                                                  __________
      Present value of future minimum
           lease payments                             87,674

      Less current portion                            50,805
                                                  __________

      Long-term obligations under capital leases   $  36,869
                                                   ==========

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:
                                                                 June 30,
                                                           2003         2002
                                                      _________________________
Notes payable, Tot Care, Inc., Company owned
 by the President and principal stockholder,
 interest at 12% and payable on demand                   $100,000     $100,000

Note payable, President and principal
 stockholder,  interest at 12% payable on
 demand                                                        --      100,000
                                                        __________   __________
Total                                                    $100,000     $200,000
                                                        ==========   ==========




                                    -- 48 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE F - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:
                                                            Year Ended
                                                             June 30,
                                                        2003            2002
                                                     __________________________
   Temporary differences attributable to:
     Allowance for doubtful accounts                  $  939,000    $1,086,000
     Depreciation                                         68,000        72,000
     Reserves not currently deductible and other         201,000       173,000
     Operating loss carryforward                       3,628,000     3,734,000
                                                      ___________   ___________
           Total deferred tax asset                    4,836,000     5,065,000
   Less:
     Valuation allowance                              (4,027,393)   (4,298,207)
                                                     ___________   ___________
   Subtotal                                              808,607       766,793
     Current portion                                    (808,607)     (766,793)
                                                     ___________   ___________
          Long-term portion                           $       --    $       --
                                                      ==========    ===========

                                    -- 49 --

     The Company had no deferred tax liabilities at June 30, 2003 and 2002. The Company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax asset. The Company closed three facilities that contributed most significantly to its past losses, the Franvale Nursing and Rehabilitation Center, the Good Hope Center and the Pioneer Counseling of Virginia clinics. The Company has also closed its practice management business and has implemented procedures to improve the operating efficiency of its remaining centers.

     The components of the Income tax provisions for the years ended June 30, 2003 and 2002 are as follows:
                                                    2003              2002
                                                _______________________________
           Current
               Federal                           $      --         $     --
               State                                96,048           25,164
                                                 __________        _________
                                                    96,048           25,164
           Deferred
               Federal                             (35,542)          (8,260)
               State                               ( 6,272)          (1,458)
                                                 __________        __________
                                                   (41,814)          (9,718)
                                                 __________        __________
                   Income tax provision          $  54,234        $  15,446
                                                ===========        ==========

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2003 and 2002 is as follows:

                                                       2003           2002
                                                      ________________________

Income tax provision at federal statutory rate         34.0%           34.0%
Increase (decrease) in tax resulting from
   State tax provision, net of federal benefit          4.5%            4.5%
   Non-deductible expenses                              1.3%            0.9%
   Other, net                                          (0.5%)          (4.0%)
   Valuation allowance                                (34.0%)         (34.0%)
   Effective income tax rate                            5.3%            1.4%
                                                      ========       =========



                                    -- 50 --

     At June 30, 2003 the Company had a federal net operating loss carryforward amounting to approximately $10,000,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2023.

     The Company has provided a significant valuation allowance against its deferred tax asset at June 30, 2003 and 2002 due to the uncertainty of its full recoverability given the Company's history of operating losses.

                                    -- 51 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

     The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2005. Rent expense for the years ended June 30, 2003 and 2002 was approximately $899,000 and $799,000, respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2003 are as follows: Year Ending June 30, Amount

                          2004              $ 845,972
                          2005                745,767
                          2006                499,244
                          2007                437,680
                          2008                326,396
                          2009                142,913
                                           -----------
                                           $2,997,972
                                           ===========
Notes Receivable:

     In August 2000, the Company entered into agreements with nine officers and directors to provide each officer and director with $10,000 with which to purchase stock. The agreement called for the parties to sign notes, which would provide the purchased shares as security, with the Company releasing the shares, and canceling the officers' and directors' obligations under the Notes based on specific PHC stock price targets. In the event that the stock price targets are not met, the agreement calls for the cancellation of the obligation and release of the shares on the third anniversary of the agreement. The notes were cancelled pursuant to these provisions in August 2003, which will result in a compensation charge of $80,000 during the quarter ended September 30, 2003. As of June 30,2003 eight agreements are still in effect and accordingly will be terminated as outlined above. Under FIN 44, the shares underlying the notes were subject to variable accounting but did not result in any material change in any period presented.



                                    -- 52 --

Litigation:

     Various legal proceedings, claims and investigations of a nature considered normal to its business operations are pending against the Company. The most significant of these matters is described below.

     A medical malpractice claim was filed by a former patient against North Point Mental Health Associates, the Company's subsidiary, North Point-Pioneer, Inc., and Pioneer Counseling Centers in the Circuit Court for the County of Wayne, State of Michigan (Case No. 00-017768-NH, November 21, 2000), alleging sexual abuse by a former clinical psychologist. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. The clinical psychologist declared bankruptcy and was not a party to the proceeding. Although the Court subsequently reduced the award to $3.2 million, plus applicable interest and taxable costs and attorney's fee, the Court has not yet entered a judgment and is considering motions made by the defendants to further reduce the award, to set aside the verdict or to declare a mistrial. Plaintiff could also appeal the Court's reduction of the jury verdict. The Company believes that substantial error was committed at trial and intends to appeal any adverse judgment if and when entered. However, a bond or other marketable collateral would be required to be posted in an amount equal to one and one-half times the current value of any judgment when entered.

     The Company's subsidiary, North Point-Pioneer, Inc., is covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York, with the result that Frontier's ability to pay any judgment is unknown. If Frontier formally goes into liquidation, the Company may have a claim against the Michigan Property and Casualty Guaranty Fund, which could avail itself of defenses available to Frontier and to Michigan statutory defenses. The entity whose assets were acquired by the Company's subsidiary also carried malpractice insurance in the amount of $1 million. Such carrier has, however, refused coverage and filed an action in Michigan seeking a declaratory judgment to the effect that it is not liable under such policy. The Company will take all steps available to require this carrier to meet its obligations under such policy.

     To date, there have been no meaningful settlement discussions. In December 2002, Plaintiff's counsel demanded the payment of $1,000,000 within 10 days, which demand was not met. At a meeting on September 3, 2003, representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy but acknowledged that payment of such obligations is subject to the unresolved insolvency proceedings referred to above. The Company may recover a portion of the legal fees expended to date on this matter. The Company believes that any liability from thus litigation is neither probable nor reasonably estimable and, as a result, no liability has been recorded at June 30, 2003.

                                    -- 53 --

NOTE H - STOCK PLANS

     The Company has three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

     The stock option plan provides for the issuance of a maximum of 2,000,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

     The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 500,000 shares may be issued under this plan.

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2003, options for 95,500 shares were granted under this plan. A maximum of 350,000 shares may be issued under this plan. Each outside director is granted an option to purchase 10,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

     Under the above plans, at June 30, 2003, 1,126,551 shares were available for future grant or purchase.













                                    -- 54 --

The Company had the following activity in its stock option plans for fiscal 2003 and 2002:
                                                                Weighted-Average
                                                  Number            Exercise
                                                   Of                Price
                                                  Shares            Per Share
                                                _____________________________

       Balance - June 30, 2001                     1,141,000          $0.33
       Granted                                       245,000          $0.51
       Expired                                     (111,000)          $0.27
                                                 ____________
       Balance - June 30, 2002                     1,275,000          $0.37
       Granted                                       287,500          $0.73
       Exercised                                   (555,000)          $0.25
       Expired                                      (15,500)          $0.52
                                                  ____________
       Balance - June 30, 2003                       992,000          $0.54
                                                 =============

                                    -- 55 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE H - STOCK PLANS (CONTINUED)

The following tables summarize information about stock options outstanding and exercisable at June 30, 2003:

                                   Weighted-Average
               Number              Remaining Contractual
 Exercise      Outstanding         Life of Options           Number Exercisable
  Price        At June 30,2003     Outstanding (years)       At June 30, 2003
_______________________________________________________________________________

 $ .19              5,000                  2.5                   3,750
   .22              8,000                  2.5                   6,000
   .25            103,500                 1.35                  43,500
   .30            332,500                 2.75                 249,375
   .35             40,000                 7.25                  20,000
   .45             33,000                  3.5                  16,500
   .55            148,000                    4                  74,000
   .60             20,000                 4.25                   5,000
   .69             32,500                  4.5                   8,125
   .70             25,000                  4.5                  25,000
   .74             40,000                  9.5                  10,000
   .75            175,000                  4.5                  46,250
   .81              6,000                  6.5                   6,000
  1.03              6,000                  5.5                   6,000
  2.06              6,000                  4.5                   6,000
  3.50              6,000                  3.5                   6,000
  6.63              5,500                  2.5                   5,500
_______         ___________               _____                ________
 $ .54            992,000                 3.76                 537,000
=======         ===========               =====                ========

     The Company re-priced options to purchase 791,500 shares of class A common stock in January 2001. During the fiscal year ended June 30, 2003, 555,000 of the repriced options were exercised and 6,500 expired. As a result of this modification, 103,500 of the options remaining at June 30, 2003 are subject to variable accounting from the date of the modification as they become vested. The compensation expense related to the vested re-priced options was approximately $2,505 and $264,000 for the year ended June 30, 2003 and 2002, respectively.




                                                                        F-22
                                    -- 56 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE I - CERTAIN CAPITAL TRANSACTIONS (Con't)

     In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following options and warrants outstanding at June 30, 2003:

 Date of                                                  Number of         Exercise         Expiration
 Issuance               Description                        Shares            Price              Date
_________________________________________________________________________________________________________

07/10/1998     Warrants issued with extension of debt
                 $28,740 value  charged to interest
                 expense over term of loan                100,983 shares   $.94 per share     July 2003

07/10/1998     Warrants issued with extension of debt
                 as price guarantee $14,779 value
                 charged to interest  expense over term
                 of loan                                   37,489 shares   $.80 per share     July 2003
12/31/1998     Warrants issued with convertible debenture
                 $9,240 value charged to professional fees
                 over term of debentures                   43,694 shares   $.57 per share     Dec 2004

12/31/1998     Warrants issued for convertible debentures
                 finders fee $25,873 value charged to
                 professional fees over term of
                 debentures                               104,879 shares   $.57 per share     Dec 2003




                                    -- 57 --

PHC, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE I - CERTAIN CAPITAL TRANSACTIONS (Con't)

  Date of                                                  Number of         Exercise         Expiration
 Issuance               Description                        Shares            Price              Date
__________________________________________________________________________________________________________
12/31/1998     Warrants issued for convertible
                 debentures finders fee $3,696 value
                 charged to professional fees over term
                 of debentures                             19,358 shares  $1.03 per share     Dec 2003
12/31/1998     Warrants issued for convertible debentures
                 finders fee $3,246 value charged to
                 professional  fees over term of
                 debentures                                28,032 shares  $ .80 per share     Dec 2003
12/01/1998     Warrants issued for convertible debentures
                 finders fee $1,302 value charged to
                 professional  fees over term of
                 debentures                                17,478 shares  $ .57 per share     Dec 2003
01/01/1999     Warrants issued for convertible debentures
                 finders fee $3,696 value charged to
                 professional fees over term of
                 debentures                                17,478 shares  $ .57 per share     Jan 2004
02/01/1999     Warrants issued for convertible debentures
                 finders fee $3,696 value charged to
                 professional  fees over term of
                 debentures                                17,396 shares  $ .58 per share     Feb 2004
03/01/1999     Warrants issued for convertible debentures
                 finders fee $3,696 value charged to
                 professional fees over term of
                 debentures                                17,420 shares  $ .57 per share     Mar 2004
04/01/1999     Warrants issued for convertible debentures
                 finders fee $3,696 value charged to
                 professional fees over term of
                 debentures                                17,420 shares $ .57 per share      Apr 2004
05/01/1999     Warrants issued for convertible debentures
                 finders fee $3,696 value charged to
                 professional fees over term of
                 debentures                                17,420 shares  $ .57 per share     May 2004
06/01/1999     Warrants issued for convertible debentures
                 finders fee $3,696 value charged to
                 professional fees over term of
                 debentures                                17,362 shares  $ .58 per share     June 2004


                                    -- 58 --

NOTE I- CERTAIN CAPITAL TRANSACTIONS  (CONTINUED)

  Date of                                                  Number of         Exercise         Expiration
 Issuance               Description                        Shares            Price              Date
__________________________________________________________________________________________________________

01/05/1999     Warrants issued for investment banker
                 services $18,100 value charged to
                 professional fees over service
                 period                                    69,747 shares  $ .78 per share     Jan 2004
04/05/1999     Warrants issued for investment banker
                 services $18,100 value charged to
                 professional fees over service
                 period                                    69,188 shares  $ .79 per share     Apr 2004
02/23/1999     Consultant warrant for investor relations
                 $1,307 value charged to professional
                 fees                                       5,388 shares  $ .67 per share     Feb 2004
04/21/1999     Consultant warrant for web site development
                 services $1,547 value charged to
                 professional fees                          8,710 shares  $ .57 per share     Apr 2004
05/18/1999     Consultant warrant for web site advisory
                 services $1,848 value charged to
                 professional fees                          8,684 shares  $ .58 per share     Apr 2004
05/18/1999     Warrant issued for management consultant
                 services $370 value charged to
                 professional fees                          1,737 shares  $ .58 per share     May 2004
07/01/1999     Warrants issued for convertible debentures
                 finders fee $5,745 value charged to
                 professional fees over term of
                 debentures                                17,281 shares  $ .58 per share     July 2004
08/01/1999     Warrants issued for convertible debentures
                 finders fee $4,187 value charged to
                 professional fees over term of
                 debentures                                17,362 shares  $ .58 per share     Aug 2004
07/05/1999     Warrants for investment banker services
                 $12,944 value charged to professional
                 fees over service period                  68,744 shares  $ .79 per share     July 2004
10/05/1999     Warrants for investment banker services
                 $6,042 value charged to professional fees
                 over service period                       68,744 shares  $ .79 per share     Oct 2004
03/31/2000     Warrants issued for services $10,000
                 value charged to website development      16,483 shares  $ .91 per share     Mar 2005
05/26/2000     Warrants issued as additional interest on
                 debt $33,264 value charged to interest
                 expense                                   60,000 shares  $1.50 per share     May 2005


                                    -- 59 --

NOTE I- CERTAIN CAPITAL TRANSACTIONS  (CONTINUED)

  Date of                                                  Number of         Exercise         Expiration
 Issuance               Description                        Shares            Price              Date
_________________________________________________________________________________________________________

12/20/2000     Warrants issued for investment banker
                 services $1,938 value charged to
                 professional fees                         28,573 shares  $ .15 per share     Dec 2005
04/15/2001     Warrants issued for investor relations
                 consulting services $1,136 value charged
                 to professional fees                      10,000 shares  $ .25 per share     Apr 2006
05/15/2001     Warrants issued for investor relations
                 consulting services $2,577 value charged
                 to professional fees                      10,000 shares  $ .25 per share     May 2006
06/15/2001     Warrants issued for investor relations
                 consulting services $2,577 value charged
                 to professional fees                      10,000 shares  $ .25 per share     June 2006
07/20/2001     Warrants issued for investor relations
                 consulting services $1,786 value charged
                 to professional fees                      12,000 shares  $ .35 per share     July 2006
02/08/2002     Warrants issued for investor relations
                 consulting services $391 value charged
                 to professional fees                       3,000 shares  $ .50 per share     Feb 2007
03/01/2002     Warrants issued for investor relations
                 consulting services $1,476 charged to
                 professional fees                         34,874 shares  $ .36 per share     Mar 2007
03/01/2002     Warrants issued for investor relations
                 consulting services $398 charged to
                 professional fees                         23,709 shares  $ .63 per share     Mar 2007
03/01/2002     Warrants issued for investor relations
                 consulting services $310 charged to
                 professional fees                          3,000 shares  $ .50 per share     Mar 2007
04/01/2002     Warrants issued for investor relations
                 consulting services $310 value charged
                 to professional fees                       3,000 shares  $ .50 per share     Apr 2007
05/01/2002     Warrants issued for investor relations
                  consulting services $790 charged to
                  professional fees                         3,000 shares  $ .50 per share     May 2007
05/07/2002     Warrants issued as a finders fee in
                  connection with preferred stock
                  conversion.  Equity transaction.        151,783 shares  $ .45 per share     May 2005
05/07/2002     Warrants issued as a finders fee in
                  connection with preferred stock
                  conversion.  Equity transaction.         50,594 shares  $ .50 per share     May 2005
04/01/2003     Warrants issued for consulting services
                  $3,185 charged to professional fees.     10,000 shares  $1.00 per share     April 2008

                                                                          F-23
                             -- 60 --

     Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants were $3,185 and $5,461 in fiscal 2003 and 2002, respectively.

     On June 28, 2000, the Company issued 136,000 shares of Series C 8% convertible preferred stock, with a stated and liquidation value of $10.00 per share. During the fiscal year ended June 30, 2002, the remaining series C preferred stock were converted into 3,483,583 shares of class A common stock. In addition, 511,800 shares of class A common stock were issued in payment of accrued dividends in fiscal 2002. During the fiscal year ended June 30, 2003, no preferred stock was outstanding and no dividend obligation existed.

     Under existing dilution agreements with other stockholders, the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effects of transactions through June 30, 2003 are reflected in the table above. The value of the additional shares issuable as a result of these dilution provisions was not material.

NOTE J - BUSINESS SEGMENT INFORMATION

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







                                                                          F-24



                                    -- 61 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE J - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                    BEHAVIORAL HEALTH
                                TREATMENT   ADMINISTRATIVE         ONLINE
                                SERVICES       SERVICES           SERVICES      ELIMINATIONS        TOTAL

      For the Year ended
         June 30, 2003
  Revenues - external
    customers                    $21,392,332     $ 2,440,991           $    0   $         0    $ 23,833,323
  Revenues - intersegment            286,200       2,662,224          300,000    (3,248,424)              0
  Segment net income (loss)        3,312,977      (2,118,408)        (216,827)            0         977,742
  Total assets                     7,524,816       1,797,671           89,236             0       9,411,723
  Capital expenditures               214,013           8,783            3,304             0         226,100
   Depreciation  &
    amortization                     149,017          36,526           13,152             0         198,695
  Goodwill                           969,099               0                0             0         969,099
  Interest expense                   402,260         140,009                0             0         542,269
  Income tax expense                  54,234               0                0             0          54,234

      For the Year ended
         June 30, 2002
  Revenues - external
    customers                   $ 21,114,504      $ 1,579,325         $  4,439  $         0    $ 22,698,268
  Revenues - intersegment            162,468        1,896,000          300,000   (2,358,468)              0
  Segment net income (loss)        3,421,774       (2,060,457)        (277,422)           0       1,083,895
  Total assets                     7,834,299        1,541,976           97,340            0       9,473,615
  Capital expenditures                89,957           34,405                0            0         124,362
   Depreciation  &
    amortization                     140,130           50,628           20,078            0         210,836
  Goodwill                           969,099                0                0            0         969,099
  Interest expense                   585,884          205,016               55            0         790,955
  Income tax expense                  15,446                0                0            0          15,446


                                    -- 62 --

NOTE K - ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities consist of the following:

                                              June 30, 2003      June 30, 2002

        Accrued professional fees                  683,277            654,883
        Accrued operating expenses                 263,294            232,315
        Income tax payable                          11,956             19,052

                                Total            $ 958,527          $ 906,250



                                                                          F-25










                                    -- 63 --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The preparation of this annual report on form 10-KSB did not result in any disagreement with our accountants on accounting and financial disclosure requirements.


ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the SEC's Rules and Forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures to meet the criteria referred to above. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Change in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.














                                    -- 64 --

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of June 30, 2003 are as follows:

        Name               Age             Position
--------------------------------------------------------------------------------

Bruce A. Shear             48   Director, President and Chief Executive Officer
Robert H. Boswell          55   Senior Vice President
Michael R. Cornelison      53   Executive Vice President
Paula C. Wurts             54   Controller, Treasurer and Assistant Clerk
Gerald M. Perlow, M.D.     65   Director and Clerk
Donald E. Robar (1)(2)     66   Director
Howard W. Phillips         73   Director
William F. Grieco (1)(2)   49   Director
David E. Dangerfield (1)   62   Director

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

     BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February 1996. From 1976 to 1980, he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over fifteen years. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976.

     ROBERT H. BOSWELL has served as the Senior Vice President of the Company since February 1999 and as executive vice president of the Company from 1992 to 1999. From 1989 until the spring of 1994, Mr. Boswell served as the Administrator of the Company's Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the Company's substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University's doctoral program in philosophy. Mr. Boswell is a Board Member of the National Foundation for Responsible Gaming and the Chair for the National Center for Responsible Gaming.

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

                                    -- 65 --

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

     WILLIAM F. GRIECO has served as a Director of the Company since February 18, 1997. Mr. Grieco is engaged in the private practice of law, serving as corporate counsel for science and technology companies on an outsourced basis. From November 2001 to November 2002, he was Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology Company. From August 1999 to October 2001, Mr. Grieco was a Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization. From November 1995 to July 1999 he served as Senior Vice President and General Counsel for Fresenius Medical Care North America. From 1989 until November of 1995, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management from Harvard University in 1978 and a JD from Boston College Law School in 1981.

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

                                    -- 66 --

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








                                    -- 67 --

ITEM 10.  Executive compensation.

Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company owns and is the beneficiary on a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

Executive Compensation

     Four executive officers of the Company received compensation in the 2003 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2003, 2002 and 2001:

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
Principal                  Year      Salary      Bonus       Compensation   Options/SARs    Compensation
Position                             ($)         ($)         ($)            (#)             ($)
__________________________________________________________________________________________________________

Bruce A. Shear             2003     $306,771     $25,000    $15,730 (1)      40,000        $11,200
 President and Chief       2002     $310,000     $37,500    $71,390 (2)      20,000        $ 3,400
 Executive Officer         2001     $310,000          --    $19,571 (3)      67,000        $ 6,285

Robert H. Boswell          2003     $152,937     $40,147    $12,180 (4)      25,000         $ 7,000
 Senior Vice President     2002     $137,000     $ 7,000    $67,301 (5)      25,000         $ 3,725
                           2001     $126,000     $16,309    $15,521 (6)      41,000         $ 3,864

Michael R. Cornelison      2003     $117,448     $30,000    $ 9,392 (7)      25,000         $ 7,000
 Executive Vice President  2002     $114,333          --    $60,356 (8)      10,000         $ 1,700
                           2001     $ 96,000     $15,910    $14,160 (9)      41,000         $ 3,864

Paula C. Wurts             2003     $116,981     $22,000    $11,270 (10)     25,000         $ 7,000
 Controller, Treasurer     2002     $111,800     $ 2,000    $36,825 (11)     25,000         $ 3,725
 And Assistant Clerk       2001     $100,800     $ 6,414    $13,867 (12)     41,000         $ 3,864

                                    -- 68 --

(1) This amount represents $4,057 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, $1,387 in premiums paid by the Company with respect to disability insurance for the benefit of Mr. Shear, $2,009 in club membership dues paid by the Company for the benefit of Mr. Shear and $3,509 personal use of a Company car held by Mr. Shear.

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

(4) This amount represents a $6,000 automobile allowance, $3,212 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $640 in membership dues paid by the Company for the benefit of Mr. Boswell, $617 in benefit derived from the purchase of shares through the employee stock purchase plan, $401 in club membership dues paid by the Company for the benefit of Mr. Boswell and $1,950 based on the intrinsic value of the repricing of options held by Mr. Boswell

(5) This amount represents a $6,000 automobile allowance, $2,323 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $640 in membership dues paid by the Company for the benefit of Mr. Boswell, $363 in benefit derived from the purchase of shares through the employee stock purchase plan, and $57,975 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(6) This amount represents a $6,000 automobile allowance, $1,195 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $22 in Class A Common Stock issued to employees, $219 in benefit derived from the purchase of shares through the employee stock purchase plan and $8,085 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(7) This amount represents a $7,800 automobile allowance, $633 in membership dues paid by the Company for the benefit of Mr. Cornelison, $309 in benefit derived from the purchase of shares through the employee stock purchase plan and $650 based on the intrinsic value of the repricing of options held by Mr. Cornelison.

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

                                    -- 69 --

(10) This amount represents a $4,800 automobile allowance, $4,211 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $309 in benefit derived from the purchase of shares through the employee stock purchase plan and $1,950 based on the intrinsic value of the repricing of options held by Ms. Wurts.

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

COMPENSATION COMMITTEE

     During fiscal 2003 the Compensation Committee consisted of Mr. Donald Robar and Dr. Gerald Perlow. The Compensation Committee met twice during fiscal 2003. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary. At the June meeting of the Board of directors, the Board confirmed Mr. Robar as a Compensation Committee member and appointed Mr. William Grieco as the second member of the Compensation Committee. This Compensation Committee member change is in response to the requirement of the SEC to provide an independent compensation committee.

AUDIT COMMITTEE

     During fiscal 2003 the Audit Committee consisted of Mr. Donald Robar, Dr. Gerald Perlow and Mr. William Grieco. At the June meeting of the Board of directors, the Board appointed Dr. David Dangerfield as the chairman of the Audit Committee and confirmed the continued appointment of Mr. Robar and Mr. Grieco. This Audit Committee member change is in response to the requirement of the SEC to provide an independent Audit Committee, which includes a financial expert. The Audit Committee met four times during fiscal 2003. All committee members attended three of the four meetings. One committee member was absent from one of the meetings.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the Company's Stock Plan on August 26, 1993 and the stockholders of the Company approved the plan on November 30, 1993 and amended the plan on December 26, 1997, December 23, 1998, December 19, 2001 and December 19, 2002. The Stock Plan provides for the issuance of a maximum of 2,000,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified


                                    -- 70 --
stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

     During the fiscal year ended June 30, 2003, the Company issued additional options to purchase 287,500 shares of Class A Common Stock under the 1993 Stock Plan at a price per share ranging from $.60 to $.75. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     A total of 555,000 options were exercised, 364,500 in a cashless exercise and 190,500 at $.25 each during the fiscal year ended June 30, 2003. A total of 1,250 options were exercised at $.25 each during the fiscal year ended June 30, 2002.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan") which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of class A common stock to be issued under the plan.

     As of June 30, 2003 a total of 131,199 shares of class A common stock have been issued under the plan since the first offering which began on February 1, 1997 through the latest completed offering which ended in January 2003. Six employees are participating in the current offering period under the plan, which began on February 1, 2003 and will end on January 31, 2004.

Non-Employee Director Stock Plan

     The Board of Directors adopted the Company's Non-Employee Director Stock Plan (the "Director Plan") on October 18, 1995. The Stockholders of the Company approved the plan on December 15, 1995 and amended the plan on December 26, 1997, December 19, 2001 and December 19, 2002. Non-qualified options to purchase a total of 350,000 shares of Class A Common Stock are available for issuance under the Director Plan.

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


                                    -- 71 --

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

     On February 18, 1997, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $2.06. On February 23, 1999, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $1.03.
On December 28, 1999, the Company issued options to purchase 6,000 shares of class A common stock under the Director Plan at an exercise price of $.81. On January 11, 2001, the Company issued options to purchase 6,000 shares of class A common stock under the Director Plan at an exercise price of $.22. On December 19, 2001, the Company issued options to purchase 30,000 shares of class A common stock under the Director Plan at an exercise price of $.35. On January 8, 2003 the Company issued options to purchase 40,000 shares of class A common stock under the Director Plan at an exercise price of $.74 As of June 30, 2003, none of the options issued had been exercised.







                                    -- 72 --

     The following table provides information about options granted to the named executive officers during fiscal 2003 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                           Individual Grants
(a) (b) (c) (d) (e)
                              Number of % of Total
                             Securities Options/SARs
                        Underlying Granted to Exercise or
                  Options/SARs Employees Base Price Expiration
Name                       Granted (#)      in Fiscal      ($/Share)      Date
                                            Year
___________________ ________________________________________________________________
Bruce A. Shear              40,000           13.9%          $ .75       09/30/2007
Robert H. Boswell           25,000            8.7%          $ .75       09/30/2007
Michael R. Cornelison       25,000            8.7%          $ .75       09/30/2007
Paula C. Wurts              25,000            8.7%          $ .75       09/30/2007

All Directors and
Officers as a group (9      205,000          71.3%      $.74-$.75    09/30/2007-01/08/2013
Persons)

     The following table provides information about options exercised by the named executive officers during fiscal 2003 and the number and value of options held at the end of fiscal 2003.

(a) (b) (c) (d) (e)
                                                        Number of
                                                        Securities         Value of
                                                        Underlying         Unexercised
                                                        Unexercised        In-the-Money
                           Shares                       Options/SARs       Options/SARs
                           Acquired on    Value         at FY-End (#)      at FY-End ($)
Name                       Exercise (#)   Realized ($)  Exercisable/       Exercisable/
                                                        Unexercisable      Unexercisable
_____________________________________________________________________________________________
Bruce A. Shear               125,000      $ 63,750        70,250/81,750     $26,018/$23,673
Robert H. Boswell             73,005        45,263        49,500/49,833     $17,890/$12,713
Michael R. Cornelison         65,645        40,700        39,500/36,500     $14,565/$ 7,655
Paula C. Wurts                35,459        21,985        49,500/53,167     $17,890/$14,447

  All Directors and Officers
   as a group (9 persons)    375,536       $214,672      407,375/375,125   $135,456/$89,519

                                    -- 73 --

     In January 2001, all 791,500 shares underlying the then outstanding employee stock options were repriced to $0.25, which was greater than the then current market price, using the existing exercise durations. The computed effect of the option repricing of $2,505 and $264,000 was charged to salaries in the fiscal years ended June 30, 2003 and 2002, respectively.



                                    -- 73 --

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of August 1, 2003 by each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by sp4uses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below: Percent Name and Address Amount and Nature of Title of Class of Beneficial Owner of Beneficial Owner (13) Class
------------------------------------------------------------------------------
Class A Common Stock Bruce A. Shear 462,245(1) 3.4% c/o PHC, Inc. 200 Lake Street Peabody, MA 01960

                       Robert H. Boswell           168,179(2)            1.3%
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960

                       Michael R.Cornelison        127,732(3)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, Ma  01960

                       Paula C. Wurts              118,947(4)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960

                       Howard W. Phillips          116,500(5)            *
                       P. O. Box 2047
                       East Hampton, NY   11937

                       Gerald M. Perlow             92,375(6)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960

                       Donald E. Robar              92,352(7)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960

                       William F. Grieco            86,375(8)            *
                       115 Marlborough Street
                       Boston, MA   02116

                       David E. Dangerfield         10,000(9)            *
                       5965 South 900 East
                       Salt Lake City, UT 84121


                       All  Directors and        1,274,705(10)           9.2%
                         Officers as a Group
                         (9 persons)

                                    -- 75 --

                                                                         Percent
                       Name and Address        Amount and Nature          of
Title of Class         of Beneficial Owner     of Beneficial Owner (13)  Class
_______________________________________________________________________________
Class A Common Stock   The Shaar Fund Ltd.       1,109,327               8.3%
  (continued)          c/o Citco Funds Services,
                       Curacao
                       Kaya Flamboyan 9
                       Curacao, Netherland Antilles

                       Peter S. Lynch              789,500               5.9%
                       82 Devonshire Street, S8A
                       Boston, MA  02109

Class B Common         Bruce A. Shear              671,259(12)          92.3%
  Stock (11)           c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960

                       All Directors and Officers  671,259              92.3%
                         as a Group (9 persons)

  *    Less than 1%

1. Includes 80,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.30 to $.75 per share.
2. Includes 55,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.25 to $.75 per share.
3. Includes 45,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.75 per share.
4. Includes 55,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.75 per share.
5. Includes 54,250 shares issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $.75 per share.
6. Includes 48,125 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
7. Includes 51,625 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
8. Includes 47,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.50 per share.
9. Includes 10,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $ .55 to $ .75 per share.
10. Includes an aggregate of 448,625 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 6,000 have an exercise price of $3.50 per share, 6,000 have an exercise price of $2.06 per share, 6,000 have an exercise price of $1.03 per share, 6,000 have an exercise price of $.81 per share, 82,500 have an exercise price of $.75 per share, 10,000 have an exercise price of $.74 per share, 74,000 have an exercise price of $.55 per share, 7,500 have an exercise price of $.45 per share, 20,000 have an exercise price of $.35 per share, 199,875 have an exercise price of $.30 per share, 19,250 have an exercise price of $.25 per share and 6,000 have an exercise price of $.22 per share.
11. Each share of class B common stock is convertible into one share of class A common stock automatically upon any sale or transfer or at any time at the option of the holder.

                                    -- 76 --

12. Includes 56,369 shares of class B common stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
13. "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors).

     By virtue of the fact that Mr. Shear owns 92% of the class B shares and the class B shareholders have the right to elect all of the directors except the two directors elected by the class A shareholders, Mr. Shear has the right to elect the majority of the members of the Board of directors and may be deemed to be in control of the Company.

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 1, 2003:

                Bruce A. Shear ...................................22.39%
                All Directors and Officers as a Group
                 (9 persons)......................................26.58%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last fourteen years, Bruce A. Shear, a director and the President and Chief Executive Officer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the Company did not have financing available from outside sources and, in the opinion of the Company, were entered into at market rates given the financial condition of the Company and the risks of repayment at the time the loans were made. As of June 30, 2003, the Company owed an aggregate of $100,000 to related parties.

     During the period ended June 30, 2003, the Company paid Mr. Shear and affiliates approximately $119,647 in principal and accrued interest under various unsecured notes to meet short term working capital requirements. As of June 30, 2003, the Company owed Tot Care, Inc., an affiliate of Bruce A. Shear, $100,000 on promissory notes dated May 28, 1998 and June 9, 1998 which bear interest at the rate of 12% per year and are payable on demand.




                                    -- 77 --

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibit No.                                                 Description

     3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994).
    3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts. (Filed with the 10-QSB dated May 1997).
    3.1.2 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1.2 to the Company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
     3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
     3.3 Certificate of Designation of Series C Convertible Preferred Stock of PHC, Inc. adopted by the Board of Directors on June 15, 2000 and June 26, 2000. (Filed as exhibit 4.39 to the Company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
     4.1 Warrant to purchase up to 52,500 shares of Class A Common Stock by and between PHC, Inc., and HealthCare Financial Partners, Inc. dated July 10, 1998. (Filed as exhibit 4.31 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
     4.2 Warrant Agreement by and between HealthCare Financial Partners, Inc. and its subsidiaries (collectively "HCFP") and PHC, Inc. dated July 10, 1998 - Warrant No. 3 for 20,000 shares of Class A Common Stock. (Filed as exhibit 4.14 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
     4.3 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No 2 and No. 3. (Filed as exhibit 4.19 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
     4.4 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., datedDecember 3, 1998 in the amount of $500,000. (Filed as exhibit
          4.20 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.5 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.6 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.7 Warrant Agreement by and between PHC, Inc., and National Securities Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock. (Filed as exhibit 4.23 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.8 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999. (Filed as exhibit 4.24 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.9 Warrant Agreement by and between PHC, Inc., and Barrow Street Research for 3,000 shares of Class A Common Stock dated February 23, 1999. (Filed as exhibit 4.24 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).


                                    -- 78 --

   Exhibit No.                                                 Description

     4.10 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated March 1, 1999. (Filed as exhibit 4.25 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
     4.11 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.26 to the Company's Registration Statement on Form S-3 dated June 1, 1999. Commission file number 333-76137).
     4.12 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated May 1, 1999. (Filed as exhibit 4.27 to the Company's Registration Statement on Form S-3 dated May 14, 1999. Commission file number 0-22916).
     4.13 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.28 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.14 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit 4.29 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.15 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated August 1, 1999. (Filed as exhibit 4.30 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.16 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1999. (Filed as exhibit 4.31 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.17 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1999. (Filed as exhibit 4.32 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.18 Common Stock Purchase Warrant by and between PHC, Inc. and Heller Healthcare Finance, Inc. for 60,000 shares of Class A Common Stock. (Filed as exhibit 4.37 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
     4.19 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.38 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
     4.20 Warrant Agreement issued to Marshall Sternan to purchase 10,000 Class A Common shares dated April 15, 2001. (Filed as exhibit 4.41 to the Company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
     4.21 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.36 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
     5.1 Opinion of Arent Fox Kintner Plotkin & Kahn, PPLC dated January 8, 2003. (Filed as an exhibit to the Company's Registration Statement on Form S-8 dated January 8, 2003. Commission file number 333-102402).


                                    -- 79 --

  Exhibit No.                                                 Description

     5.2  Opinion of Arent Fox Kintner Plotkin & Kahn,  PPLC.  (Filed as exhibit
          5.2 to the Company's report on Form SB-2 dated June 19, 2002. Commission file number 333-76137).
     10.1 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994).
     10.2 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the
          Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
     10.3 Unconditional Guaranty of Payment and performance by and between PHC, Inc. in favor of HCFP. (Filed as exhibit 10.112 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
     10.4 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the Company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
     10.5 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.123 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
     10.6 Financial Advisory Agreement, Indemnification Agreement and Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    10.7 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.139 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.8 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July 1998. (Filed as exhibit 10.140 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.9 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.142 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.10 Promissory Note for $50,000 dated June 9, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.143 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.11 Amendment No. 1 to Loan and Security Agreement in the amount of $4,000,000 by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.57 to the Company's report on Form 10-KSB dated October 13, 1998. Commission file number 0-22916)


                                    -- 80 --

  Exhibit No.                                                 Description

    10.12 Financial Advisory and Consultant Agreement by and between National Securities Corporation and PHC, Inc. dated 01/05/99 (Filed as exhibit
          10.61 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
    10.13 Amendment number 1 to Loan and Security Agreement dated February 17, 2000 by and between PHC of Michigan, Inc., PHC, of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Heller Healthcare Finance, Inc., f/k/a HCFP Funding in the amount of $2,500,000. (Filed as exhibit 10.70 to the Company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).
    10.14 Promissory Note for $532,000 dated May 30, 2000 by and between PHC, Inc. and Irwin J. Mansdorf, Ph.D. (Filed as exhibit 10.76 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    10.15 Promissory Note for $168,000 dated May 30, 2000 by and between PHC, Inc. and Yakov Burstein, Ph.D. (Filed as exhibit 10.77 to the
          Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    10.16 Settlement Agreement and Mutual Releases by and between PHC, Inc. and Yakov Burstein, Ph.D. and Irwin J. Mansdorf, Ph.D. dated May 30, 2000. (Filed as exhibit 10.78 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    10.17 Amendment number 2 to Loan and Security Agreement originally dated February 18, 1998 by and among PHC, of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. in the amount of $3,000,000 amended as of May 24, 2001. (Filed as exhibit
          10.46 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
    10.18 Amendment  Number  3 dated  December  6,  2001 to  Loan  and  Security
          Agreement dated February 18, 1998 by and between PHC of Michigan, Inc., PHC of Utah, Inc., and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc. providing collateral for the Loan and Security Agreement in the amount of $3,000,000. (Filed as exhibit
          10.50 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.19 Consolidating Amended and Restated Secured Term Note in the amount of $2,575,542 dated December 6, 2001 by and between PHC of Michigan, Inc. and. Heller Healthcare Finance, Inc. (Filed as exhibit 10.51 to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.20 Amended and Restated Revolving Credit Note in the amount of $3,000,000 dated December 6, 2001 by and between PHC of Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and. Heller
          Healthcare Finance, Inc. (Filed as exhibit 10.52 to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.21 Amended and Restated Consolidated Mortgage Note in the amount of $5,688,598 dated December 6, 2001 by and between PHC of Michigan, Inc and Heller Healthcare Finance, Inc. (Filed as exhibit 10.53 to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).



                                    -- 81 --

 Exhibit No.                                                 Description

    10.22 Third Amended and Restated Cross-Collateralization and Cross-Default Agreement dated December 6, 2001 by and between PHC, Inc., PHC of
          Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and. Heller Healthcare Finance, Inc. (Filed as exhibit 10.54 to the Company's report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.23 The Company's 1993 Stock Purchase and Option Plan, as amended December 2002. (Filed as exhibit 10.34 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
    10.24 The Company's 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (Filed as exhibit 10.35 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
    10.25 The Company's 1995 Employee Stock Purchase Plan, as amended December 2002. (Filed as exhibit 10.36 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
   *10.26 First Amended Consolidating  Amended and Restated Secured Term Note by
          and Between PHC Of Michigan, Inc. and Heller Healthcare Finance, Inc. *21.1 List of Subsidiaries.
    *23.1 Consent of BDO Seidman, LLP (independent auditors).
    *31.1Certification  of Chief Executive  Officer  Pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002.
   *31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   *32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith


(b) REPORTS ON FORM 8-K.

     The Company filed one report on form 8-K during the quarter ended June 30, 2003. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 12 of the instructions for form 8-K.








                                    -- 82 --

                                                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PHC, INC.


Date: September 19, 2003                By:   /s/ BRUCE A. SHEAR
                                              --------------------------------
                                                  Bruce A. Shear, President
                                                  and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


          SIGNATURE            TITLE(S)                                    DATE


/s/ BRUCE A. SHEAR              President, Chief             September 19, 2003
________________________        Executive Officer and
    Bruce A. Shear              Director  (principal
                                executive officer)

/s/ PAULA C. WURTS              Controller and Treasurer     September 19, 2003
________________________        (principal  financial
    Paula C. Wurts               and accounting officer)

/s/ GERALD M. PERLOW            Director                     September 19, 2003
________________________
    Gerald M. Perlow

/s/ DONALD E. ROBAR             Director                     September 19, 2003
________________________
    Donald E. Robar

/s/ HOWARD PHILLIPS             Director                     September 19, 2003
________________________
    Howard Phillips

 /s/ WILLIAM F. GRIECO          Director                     September 19, 2003
________________________
     William F. Grieco

/S/ DAVID E. DANGERFIELD        Director                     September 19, 2003
________________________
    David E. Dangerfield





                                    -- 83 --