Form 10-Q
period 2003-09-30
PHC INC /MA/
filed 2003-11-13
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


 Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of October 31, 2003

         Class A Common Stock       13,342,213
         Class B Common Stock          726,991

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No      X

                                   PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2003 (unaudited) and June 30, 2003.

          Condensed Consolidated Statements of Operations (unaudited) - Three months ended September 30, 2003 and September 30, 2002.

          Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended September 30, 2003 and September 30, 2002.

          Notes to Condensed Consolidated Financial Statements - September 30, 2003.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K.


Signatures

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    June 30,
                           ASSETS                       2003            2003
                                                   ______________   ___________
Current assets:                                      (unaudited)
  Cash and cash equivalents                          $ 138,066       $ 494,991
  Accounts receivable, net of allowance for
    doubtful accounts of $2,413,891 at
    September 30, 2003, $2,348,445 at June 30,
    2003                                             4,421,742       4,345,301
   Prepaid expenses                                    378,861          69,541
   Other receivables and advances                      543,091         255,006
   Deferred income tax asset                           808,607         808,607
    Other receivables, third party                     172,043         172,043
                                                   ______________   ___________
       Total current assets                          6,462,410       6,145,489
Accounts receivable, non-current                       575,000         600,000
Other receivable                                       106,454         111,976
Property and equipment, net                          1,272,877       1,295,113
Deferred financing costs, net of amortization
    of $132,109 at September 30, 2003 and
    $130,109 at June 30, 2003                            2,000           4,000
Goodwill                                               969,099         969,099
Other assets                                           259,417         286,046
                                                   ______________   ___________
      Total assets                                  $9,647,257      $9,411,723
                                                   ==============   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $1,321,046        $860,952
  Notes payable--related parties                       100,000         100,000
  Current maturities of long-term debt                 969,189         883,659
  Revolving credit note                              1,286,406       1,103,561
  Deferred revenue                                     160,531         160,720
  Current portion of obligations under capital
    leases                                              44,754          50,805
  Accrued payroll, payroll taxes and benefits          901,662       1,016,088
  Accrued expenses and other liabilities               751,439         958,527
  Convertible debentures                               250,000         275,000
                                                   ______________   ___________
     Total current liabilities                       5,785,027       5,409,312
                                                   ______________   ___________
Long-term debt                                       1,734,374       2,030,285
Obligations under capital leases                        30,607          36,869
                                                   ______________   ___________
     Total noncurrent liabilities                    1,764,981       2,067,154
                                                   ______________   ___________
     Total liabilities                               7,550,008       7,476,466
                                                   ______________   ___________
Stockholders' equity:
  Class A common stock, $.01 par value;
    20,000,000 shares authorized, 13,440,017
    and 13,437,067 shares issued September 30,
    2003 and June 30, 2003, respectively               134,400         134,371
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 726,991 issued and
    outstanding September 30, 2003 and June 30,
    2003, convertible into one share of Class A
    common stock                                         7,270           7,270
  Additional paid-in capital                        19,176,418      19,147,604
  Treasury stock, 97,804 shares at September 30,
    2003 and June 30, 2003, at cost                    (72,380)        (72,380)
  Notes receivable, common stock                            --         (80,000)
  Accumulated deficit                              (17,148,459)    (17,201,608)
                                                   ______________   ___________
  Total stockholders' equity                         2,097,249       1,935,257
      Total liabilities and stockholders' equity    $9,647,257      $9,411,723
                                                   ==============   ===========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            September 30,
                                                       2003             2002
                                                   ______________   ___________
Revenues:
  Patient care, net                                $ 5,192,560     $ 5,311,625
  Pharmaceutical studies                               143,482         361,889
  Contract support services                            767,125         297,873
                                                   ______________   ___________
Total revenue                                        6,103,167       5,971,387
                                                   ______________   ___________
Operating expenses:
  Patient care expenses                              2,694,015       2,910,223
  Cost of contract support services                    553,929         280,962
  Provision for doubtful accounts                      462,891         297,775
  Website expenses                                      66,695          56,041
  Administrative and other operating expenses        2,146,091       1,756,410
                                                   ______________   ___________
Total operating expenses                             5,923,621       5,301,411
                                                   ______________   ___________
Income from operations                                 179,546         669,976
                                                   ______________   ___________
Other income (expense):
  Interest income                                        2,724           3,814
  Other income, net                                     14,771          26,182
  Interest expense                                    (133,892)       (146,202)
                                                   ______________   ___________
Total other expense, net                              (116,397)       (116,206)
                                                   ______________   ___________
Income before provision for taxes                       63,149         553,770

Provision for income taxes                              10,000              --
                                                   ______________   ___________
           Net income                               $   53,149      $  553,770
                                                   ==============   ===========
Basic income per common share                            $ .00           $ .04
                                                   ==============   ===========

Basic weighted average number of shares
   outstanding                                      14,069,204      13,727,657
                                                   ==============   ===========

Fully diluted income per common share                    $ .00           $ .04
                                                   ==============   ===========

Fully diluted weighted average number of shares
   outstanding                                      14,789,056      14,352,963
                                                   ==============   ===========



            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 For the Three Months Ended
                                                          September 30,
                                                       2003              2002
                                                   ______________   ___________
 Cash flows from operating activities:
  Net income                                          $   53,149     $ 553,770
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                        63,088        39,771

      Non cash stock-based compensation                   86,223       (12,170)
  Changes in:
    Accounts receivable                                 (334,004)      105,047
    Prepaid expenses                                    (309,320)     (156,345)
    Other assets                                           6,001       (41,399)
    Accounts payable                                     460,094      (300,237)
    Accrued expenses and other liabilities              (299,083)        8,455
                                                   ______________   ___________
Net cash provided by (used in) operating
    activities                                          (273,852)      196,892
                                                   ______________   ___________
Cash flows from investing activities:
  Acquisition of property and equipment                  (20,224)      (93,365)
                                                   ______________   ___________
Net cash used in investing activities                    (20,224)      (93,365)
                                                   ______________   ___________
Cash flows from financing activities:
   Revolving debt, net                                   182,845      (117,865)
   Principal payments on long-term debt                 (247,694)     (211,438)
   Deferred financing costs                                2,000         2,000
   Costs related to issuance of capital stock                 --        (7,212)
   Issuance of common stock                                   --        57,625
                                                   ______________   ___________
Net cash used in financing activities                    (62,849)     (276,890)
                                                   ______________   ___________
NET DECREASE IN CASH AND CASH EQUIVALENTS               (356,925)     (173,363)
Beginning cash and cash equivalents                      494,991       204,564
                                                   ______________   ___________
ENDING CASH AND CASH EQUIVALENTS                       $ 138,066      $ 31,201
                                                   ==============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                      $ 130,041     $ 130,669
         Income taxes                                     24,492        48,910




           See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003

Note A - The Company

PHC, Inc. (the "Company") is a national health care Company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients; and Mount Regis Center, located in Salem, Virginia, and seven psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and six outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     (2) Behavioral health administrative services, including delivery of management, administrative and help line services. PHC, Inc. provides management and administrative services for its behavioral health treatment subsidiaries. Wellplace, formerly known as Pioneer Development and Support Services ("PDSS"), provides help line services primarily through contracts with major railroads, smoking cessation contracts with the states of Nebraska and Kansas and a call center contract with the State of Michigan. Pioneer Pharmaceutical Research conducts studies of the effects of psychiatric pharmaceuticals on a controlled population through contracts with major manufacturers of these pharmaceuticals; and

     (3) Behavioral health online services, are provided through Behavioral Health Online, Inc., the Company's internet operations, which provides Internet support services for all other subsidiaries of the Company and provides behavioral health education, training and products for the behavioral health professional, through its website wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The accompanying financial statements should be read in conjunction with the June 30, 2003 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 19, 2003.

Note C- Stock Based Compensation

     The Company re-priced 791,500 options in January 2001 of which 103,500 remained outstanding at June 30, 2003 and September 30, 2003 and are subject to variable accounting from the date of the modification. Compensation expense relating to 43,500 vested repriced options at June 30, 2003 was $2,505 for the fiscal year ended June 30, 2003 and the compensation expense relating to 43,500 vested repriced options at September 30, 2003 was $3,915 for the three month period ended September 30, 2003 compared to a reversal of compensation expense of $12,825 for the three months ended September 30, 2002.

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

                                                           Three Months Ended
                                                               September 30,
                                                           2003           2002
                                                        __________  ___________

       Net income, as reported                          $  53,149   $  553,770

       Add:  Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects
                                                           86,223      (12,170)

       Deduct:  Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of
       related tax effects                                (97,773)        (530)
                                                        __________  ___________

       Pro forma net income                             $  41,599   $  541,070
                                                        ==========  ===========

       Earnings per share:
          Basic - as reported                           $    0.00    $    0.04
                                                        ===========  ==========
          Basic - pro forma                             $    0.00    $    0.04
                                                        ===========  ==========
          Diluted - as reported                         $    0.00    $    0.04
                                                        ===========  ==========
          Diluted - pro forma                           $    0.00    $    0.04
                                                        ===========  ==========

Note D - Reclassifications

     Certain September 30, 2002 amounts have been reclassified to be consistent with the September 30, 2003 presentation.

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


                                                        BEHAVIORAL HEALTH
                                  TREATMENT      ADMINISTRATIVE        ONLINE     ELIMINATIONS    TOTAL
                                   SERVICES         SERVICES          SERVICES

For the three months ended
   September 30, 2003
Revenues - external customers       $5,202,660      $  900,507        $    --     $     --    $ 6,103,167
Revenues - intersegment                 40,400         733,860         75,000     (849,260)            --
Net income (loss)                      531,342        (411,498)       (66,695)          --         53,149
Identifiable assets                  7,813,800       1,766,523         66,934           --      9,647,257

For the three months ended
   September 30, 2002
Revenues - external customers      $ 5,311,625       $ 659,762        $    --     $     --    $ 5,971,387
Revenues - intersegment                153,600         656,556         75,000     (885,156)            --
Net income (loss)                      909,039        (299,228)       (56,041)          --        553,770
Identifiable assets                  8,090,946       1,258,899         94,699           --      9,444,544

Note F - New Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have a significant effect on the Company's operations, financial position or cash flows.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at out patient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its' internet operation, Behavioral Health Online, Inc., to provide technology and internet support for the Company's other operations, it also continues to provide behavioral health information and education through its web site at Wellplace.com. The Company's research subsidiary, Pioneer Pharmaceutical Research, contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illness.

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


Results of Operations

     Total net revenue from operations increased 2.2% to $6,103,167 for the three months ended September 30, 2003 from $5,971,387 for the three months ended September 30, 2002 due to new contracts signed by Wellplace during the third quarter of last year for the Michigan call center and the Kansas smoking cessation contract that began this quarter.

     Net patient care revenue decreased 2.2% to $5,192,560 for the three months ended September 30, 2003 from $5,311,625 for the three months ended September 30, 2002. This decrease is a result of a decline in census at our Michigan psychiatric facility. The Company has experienced increased census at its Michigan psychiatric hospital and it's Utah hospital during the month of October.

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

     Revenue from pharmaceutical studies decreased 60.3% to $143,482 for the three months ended September 30, 2003 from $361,889 for the three months ended September 30, 2002. This decrease is due to the ending of some inpatient studies and the slow start of new studies due to slow enrollment. This revenue is expected to fluctuate from period to period based on the number of studies currently in progress and the number of participants in each study. Revenue from this division has also increased substantially in October.

     Contract support services revenue provided by Wellplace increased 157.5% to $767,125 for the three months ended September 30, 2003 from $297,873 for the three months ended September 30, 2002. The cost of providing these services increased 97.1% to $553,929 for the three months ended September 30, 2003 from $280,962 for the three months ended September 30, 2002. This is due to routine Michigan call center expenses and expenses related to the new smoking cessation contract for the State of Kansas.

     Patient care expenses decreased 7.4% to $2,694,015 for the three months ended September 30, 2003 from $2,910,223 for the three months ended September 30, 2002. This decrease is directly related to the decline in patient census and is found primarily in variable costs such as food, lab fees, laundry, patient activities, patient transportation and other patient related expenses. The Company continues to look for new ways to cut costs through operating efficiencies without sacrificing patient care.

     Web development expenses increased 19.0% to $66,695 for the three months ended September 30, 2003 from $56,041 for the three months ended September 30, 2002. This is a result of increased depreciation expense based on a revision of the estimated remaining useful life of the asset. Without this change, web expenses would have declined approximately 13%.

     Administrative expenses increased 22.2% to $2,146,091 for the three months ended September 30, 2003 from $1,756,410 for the three months ended September 30, 2002. This increase is due to the increase in legal fees as a result of the litigation as indicated in this report (See, Part II, Item 3 Legal Proceedings) and the one time expense of $80,000 related to certain stock purchase agreements dated August 2000. These agreements called for the forgiveness of debt related to loans provided to officers and directors to purchase stock provided their relationship with the Company was not severed prior to the third anniversary of the debt. Increases in insurance rates resulted in a 34.0% increase in insurance expense to $81,647 in the current quarter from $60,917 for the same period last year. Rent expense increased 10.3% to $242,060 for the three months ended September 30, 2003 from $219,488 for the three months ended September 30, 2002. This increase is due incremental increases built into current leases. The
Company also experienced a 8.7% increase in cost of employee benefits to $107,713 for the three months ended September 30, 2003 from $99,125 for the three months ended September 30, 2002. The Company is actively pursuing acquisitions to expand its core business, which resulted in increased travel, consultant and legal expenses recorded in the current quarter.

     Interest expense decreased 8.4% to $133,892 for the three months ended September 30, 2003 from $146,202 for the three months ended September 30, 2002. This decrease in interest is due to the decrease in interest rates on the Company's long-term debt and a decrease of approximately $210,000 in long-term debt for the period ended September 30, 2003 as compared to the period ended September 30, 2002.

     The Company's provision for income taxes of $10,000 for the quarter ended September 30, 2003 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the quarter represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to potential changes in IRS rules that may limit the accessibility of the loss carry-forwards.

     Provision for doubtful accounts increased 55.47% to $462,891 for the three months ended September 30, 2003 from $297,775 for the three months ended September 30, 2002. This is a result of the Company's policy to maintain a higher reserve against certain older receivables.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in improved cash collections. Although the Company's receivables have increased only one percent over the past three months, the Company continues to reserve for bad debts based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves.

Liquidity and Capital Resources

     The Company`s net cash used in operating activities was $273,852 for the quarter ended September 30, 2003 compared to cash provided by operating activities of $196,892 for the quarter ended September 30, 2002. Cash flow from operations in the quarter ended September 30, 2003 consists of net income of $53,149 plus depreciation and amortization of $63,088, increase in accounts receivable of $334,004, increase in prepaid expenses of $309,320, decrease in accrued expenses of $299,083, and increase in accounts payable of $460,094, an increase in other assets of $6,001 and non-cash equity based charges of $86,223.

     Cash used in investing activities in the quarter ended September 30, 2003 consisted of $20,224 in capital expenditures compared to $93,365 in capital expenditures in the quarter ended September 30, 2002.

     Cash used in financing activities in the quarter ended September 30, 2003 primarily consisted of $64,849 in net debt repayments compared to $329,303 in net debt repayments for the quarter ended September 30, 2002.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 1.0% to $5,996,742 on September 30, 2003 from $5,945,301 on June 30, 2003. This increase is due in part to the delay in payment of receivables by one of our State payors due to budget constraints. The Company was advised in advance of the reduction in payment for two months with pay back slated for the current quarter. To date the Company has received one-third of the payment reduction as promised. The minimal increase is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The Company has operated ongoing operations profitably for eleven consecutive quarters. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes for each fiscal year ending as of June 30, 2003 are listed below. There have been no material changes in these obligations through September 30, 2003.

     Year Ending         Term       Capital      Operating
      June 30,           Notes       Leases        Leases        Total
       ____________________________________________________________________
      2004             $  883,659    $55,954     $  845,972     $1,785,585
      2005              1,680,415     18,832        745,767      2,445,014
      2006                 47,598     12,825        499,244        559,667
      2007                 32,306      7,788        437,680        477,774
      2008                 35,337        649        326,396        362,382
      Thereafter          234,629         --        142,913        377,542
                       __________     _______    ___________     __________
      Total minimum
        payments      $ 2,913,944   $ 96,048     $2,997,972     $6,007,964
                      ===========   ========    ===========     ==========

New accounting standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have a significant effect on the Company's operations, financial position or cash flows.

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

Item 3.  Controls and Procedures

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

     A medical malpractice claim was filed by a former patient against North Point Mental Health Associates, the Company's subsidiary, North Point-Pioneer, Inc., and Pioneer Counseling Centers in the Circuit Court for the County of Wayne, State of Michigan (Case No. 00-017768-NH, November 21, 2000), alleging sexual abuse by a former clinical psychologist. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. The clinical psychologist declared bankruptcy and was not a party to the proceeding. A judgment in the amount of $3,079,741 was entered on October 24, 2003. The Company is filing post judgment motions. The Company believes that substantial error was committed at trial and intends to appeal the judgment. Upon appeal, a bond or other marketable collateral may be required to be posted in an amount up to one and one-half times the current value of the judgment.

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

Item 6.  Exhibits and reports on Form 8-K.

Exhibit List

   Exhibit No.      Description

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     The Company filed one report on form 8-K during the quarter ended September 30, 2003. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 12 of the instructions for form 8-K.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PHC, Inc.
                                                 Registrant


Date: November 13, 2003                      /s/ Bruce A. Shear
                                                 Bruce A. Shear
                                                 President
                                                 Chief Executive Officer




Date: November 13, 2003                      /s/ Paula C. Wurts
                                                 Paula C. Wurts
                                                 Controller
                                                 Treasurer