Form 10-Q
period 2003-12-31
PHC INC /MA/
filed 2004-02-13
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

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

                                  978-536-2777
                           (Issuer's telephone number)

______________________________________________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X       No __


Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of January 28, 2004:

         Class A Common Stock       13,390,985
         Class B Common Stock          726,991

Transitional Small Business Disclosure Format

(Check one): Yes __ No X




                                    -- 1 --

                           PHC, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2003 and June 30, 2003.

          Condensed Consolidated Statements of Operations - Three and six months ended December 31, 2003 and December 31, 2002.

          Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 2003 and December 31, 2002.

          Notes to Condensed Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures









                                    -- 2 --

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,     June 30,
                  ASSETS                              2003            2003
                                                   ___________     ___________
Current assets:
  Cash and cash equivalents                        $ 130,560       $ 494,991
  Accounts receivable, net of
     allowance for doubtful accounts of
     $2,329,900 at December 31, 2003,
     $2,348,445 at June 30, 2003                   4,401,891       4,345,301
   Prepaid expenses                                  376,438          69,541
   Other receivables and advances                    373,105         255,006
   Deferred income tax asset                         808,607         808,607
   Other receivables, third party                    172,043         172,043
                                                  ____________    ____________
       Total current assets                        6,262,644       6,145,489
Accounts receivable, non-current                     525,000         600,000
Other receivable                                     101,407         111,976
Property and equipment, net                        1,311,159       1,295,113
Deferred financing costs, net of amortization
     of $134,109 at December 31, 2003 and
     $130,109 at June 30, 2003                            --           4,000
Goodwill                                             969,099         969,099
Other assets                                         290,523         286,046
                                                   ___________     ___________
      Total assets                                $9,459,832      $9,411,723
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $1,274,769        $860,952
  Notes payable--related parties                     100,000         100,000
  Current maturities of long-term debt               924,146         883,659
  Revolving credit note                            1,287,605       1,103,561
  Deferred revenue                                   160,592         160,720
  Current portion of obligations under capital
     leases                                           35,281          50,805
  Accrued payroll, payroll taxes and benefits      1,009,604       1,016,088
  Accrued expenses and other liabilities             639,287         958,527
  Convertible debentures                             250,000         275,000
                                                   ___________     ___________
     Total current liabilities                     5,681,284       5,409,312
                                                   ___________     ___________
Long-term debt                                     1,608,610       2,030,285
Obligations under capital leases                      27,172          36,869
                                                   ___________     ___________
     Total noncurrent liabilities                  1,635,782       2,067,154
                                                   ___________     ___________
     Total liabilities                             7,317,066       7,476,466
                                                   ___________     ___________
Stockholders' equity:
  Class A common stock, $.01 par value;
     20,000,000 shares authorized, 13,539,005
     and 13,437,067 shares issued December 31,
     2003 and June 30, 2003, respectively            135,390         134,371
  Class B common stock, $.01 par value;
     2,000,000 shares authorized, 726,991 issued
     and outstanding December 31, 2003 and June
     30, 2003, convertible into one share of Class
     A common stock                                    7,270           7,270
  Additional paid-in capital                      19,251,997      19,147,604
  Treasury stock, 132,920 shares at December 31,
     2003 and 97,804 at June 30, 2003, at cost      (106,091)        (72,380)
  Notes receivable, common stock                          --         (80,000)
  Accumulated deficit                            (17,145,800)    (17,201,608)
                                                 _____________   _____________
  Total stockholders' equity                        2,142,766      1,935,257
      Total liabilities and stockholders'
        equity                                     $9,459,832      $9,411,723
                                                 =============   ============

            See Notes to Condensed Consolidated Financial Statements.



                                    -- 3 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended          Six Months Ended
                                       December 31,               December 31,
                                    2003           2002         2003           2002
                                ____________   ____________ ____________   ____________
Revenues:
     Patient care, net           $5,547,404    $5,210,480     $10,739,964    $10,522,105
     Pharmaceutical studies         201,410       213,378         344,892        575,267
     Contract support services      740,014       252,312       1,507,139        550,185
                                ____________   ____________   ____________   ____________
          Total revenues          6,488,828     5,676,170      12,591,995     11,647,557
                                ____________   ____________   ____________   ____________
Operating expenses:
     Patient care expenses        3,017,610     2,762,880       5,832,114      5,519,593
     Cost of contract support
       services                     623,445       220,268       1,177,374        501,230
     Provision for doubtful
       accounts                     422,946       324,682         885,837        622,457
     Website expenses                79,651        57,534         146,346        113,575
     Administrative expenses      2,267,355     2,071,706       4,292,957      3,981,626
                                ____________   ____________   ____________   ____________
       Total operating expenses   6,411,007     5,437,070      12,334,628     10,738,481

Income from operations               77,821       239,100         257,367        909,076
                                ____________   ____________   ____________   ____________
Other income (expense):
   Interest income                    2,458         4,010           5,182          7,824
   Other income                      36,643        26,194          51,414         52,376
   Interest expense                (113,142)     (145,929)       (247,034)      (292,131)
                                ____________   ____________   ____________   ____________
     Total other expenses, net      (74,041)     (115,725)       (190,438)      (231,931)
                                ____________   ____________   ____________   ____________
Income before provision for taxes     3,780       123,375          66,929        677,145
Provision for income taxes            1,121        10,000          11,121         10,000
                                ____________   ____________   ____________   ____________
Net income applicable to common
  Shareholders                   $    2,659    $  113,375     $    55,808    $   667,145
                                ============   ============   ============   ============
Basic net income per common
  Share                          $     0.00    $     0.01     $      0.00    $      0.05
                                ============   ============   ============   ============
Basic weighted average number
  of shares outstanding          14,043,665    14,064,801      14,038,877     13,896,229
                                ============   ============   ============   ============

Fully diluted net income per
  common share                   $     0.00    $     0.01     $      0.00    $      0.05
                                ============   ============   ============   ============
Fully diluted weighted average
  number of shares outstanding   14,921,550    14,667,728      14,804,158     14,517,434
                                ============   ============   ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 4 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Six Months Ended
                                                            December 31
                                                       2003            2002
                                                     ___________    ___________
Cash flows from operating activities:
  Net income                                         $  55,808      $  667,145
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
  Depreciation                                         131,977          83,060
  Non-cash stock-based compensation                    126,592         (12,170)
  Changes in:
    Accounts receivable                                (89,120)        221,282
    Prepaid expenses                                  (306,897)       (219,579)
    Other assets                                       (45,733)        (71,076)
    Accounts payable                                   413,817        (148,052)
    Accrued expenses and other liabilities            (303,232)       (209,338)
                                                     ___________    ___________
Net cash provided by (used in) operating activities    (16,788)        311,272
                                                     ___________    ___________
Cash flows from investing activities:
  Acquisition of property and equipment               (106,767)       (137,696)
                                                     ___________    ___________
Net cash used in investing activities                 (106,767)       (137,696)
                                                     ___________    ___________
Cash flows from financing activities:
  Revolving credit note, net                           184,044         258,551
  Repayment of debt, net                              (431,409)       (457,608)
  Deferred financing costs                               4,000           4,000
  Costs related to issuance of capital stock                --          (7,212)
  Issuance of common stock                              36,200          73,174
  Purchase of treasury stock                           (33,711)             --
                                                     ___________    ___________
Net cash used in financing activities                 (240,876)       (129,095)
                                                     ___________    ___________
Net increase (decrease)  in cash and cash
   equivalents                                        (364,431)         44,481
Beginning cash and cash equivalents                    494,991         204,564
                                                     ___________    ___________
Ending cash and cash equivalents                     $ 130,560       $ 249,045
                                                    ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                    $ 236,684       $ 295,047
         Income taxes                                   18,713          87,089

            See Notes to Condensed Consolidated Financial Statements.


                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2003

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

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The accompanying financial statements should be read in conjunction with the June 30, 2003 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 19, 2003.

Note C- Stock Based Compensation

     The Company re-priced 791,500 options in January 2001 of which 103,500 remained outstanding at June 30, 2003 and 50,000 at December 31, 2003 and are subject to variable accounting from the date of the modification through the


                                    -- 6 --
date of exercise or expiration. Compensation expense relating to vested repriced options at December 31, 2003 was $16,711 for the six months ended December 31, 2003 compared to a reversal of compensation expense of $12,825 for the six months ended December 31, 2002.

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


Note C- Stock Based Compensation (Continued)

                                        Three Months Ended          Six Months Ended
                                            December 31,                December 31,
                                          2003        2002       2003        2002
                                       __________  __________   __________  __________

   Net income, as reported              $   2,659   $ 113,375   $ 55,808   $ 667,145

   Add:  Stock-based employee
   compensation expense included in
   reported netincome, net of related
   tax effects                             16,259          --    102,482     (12,825)

   Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects             (31,897)     (8,763)  (147,520)     (8,638)
                                       __________   __________   __________  _________
   Pro forma net income (loss)          $ (12,979)   $104,612   $ 10,770   $ 645,682
                                       ==========   ==========   ========== ==========
   Earnings (loss) per share:
      Basic - as reported               $    0.00    $    0.01  $    0.00  $    0.05
                                       ==========   ==========   ========== ==========
      Basic - pro forma                 $    0.00    $    0.01  $    0.00  $    0.05
                                       ==========   ==========   ========== ==========
      Diluted - as reported             $    0.00    $    0.01  $    0.00  $    0.05
                                       ==========   ==========   ========== ==========
      Diluted - pro forma               $    0.00    $    0.01  $    0.00  $    0.04
                                       ==========   ==========   ========== ==========

Note D - Reclassifications

     Certain December 31, 2002 amounts have been reclassified to be consistent with the December 31, 2003 presentation.



                                    -- 7 --

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

                                        BEHAVIORAL HEALTH
                               TREATMENT  ADMINISTRATIVE  ONLINE
                               SERVICES     SERVICES     SERVICES  ELIMINATIONS   TOTAL
                               ________________________________________________________________

For the three months ended
   December 31, 2003
Revenues - external customers  $ 5,547,404  $  941,424   $    --  $       --  $ 6,488,828
Revenues - intersegment             69,940     733,860    75,000    (878,800)          --
Net income (loss)                  579,400    (497,090)  (79,651)         --        2,659

For the three months ended
   December 31, 2002
Revenues - external customers  $ 5,210,480  $  465,690   $    --  $       --  $ 5,676,170
Revenues - intersegment             95,500     656,556    75,000    (827,056)          --
Net income (loss)                  666,748    (495,839)  (57,534)         --      113,375
For the six months ended
   December 31, 2003
Revenues - external customers  $10,750,064  $1,841,931   $    --  $       --  $12,591,995
Revenues - intersegment            110,340   1,467,720   150,000  (1,728,060)          --
Net income (loss)                1,110,742    (908,588) (146,346)         --       55,808
Identifiable Assets              7,705,251   1,709,401    45,180          --    9,459,832

For the six months ended
   December 31, 2002
Revenues - external customers  $10,522,105  $1,125,452   $    --  $       --  $11,647,557
Revenues - intersegment            249,100   1,313,112   150,000  (1,712,212)          --
Net income (loss)                1,720,587    (939,867) (113,575)         --      667,145
Identifiable Assets              8,120,093   1,423,524    94,489          --    9,638,106

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


                                    -- 8 --

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


Note G - Legal Proceedings

     A medical malpractice claim was filed by a former patient against North Point Mental Health Associates, the Company's subsidiary, North Point-Pioneer, Inc., and Pioneer Counseling Centers in the Circuit Court for the County of Wayne, State of Michigan (Case No. 00-017768-NH, November 21, 2000), alleging sexual abuse by a former clinician. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. The clinician declared bankruptcy and was not a party to the proceeding. After numerous successful motions by the Company to reduce the amount of the verdict, a judgment in the amount of $3,079,741 was entered on October 24, 2003. The Company has filed post judgment motions for an appeal on the judgment or, in the alternative for a new trial. The Company believes that substantial error was committed at trial. If the post judgment motions are denied the Company intends to appeal. Upon appeal, a bond or other marketable collateral may be required to be posted in an amount up to one and one-half times the current value of the judgment.

     The Company's subsidiary, North Point-Pioneer, Inc., is covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York, with the result that Frontier's ability to pay any judgment is unknown. If Frontier formally goes into liquidation, the Company may have a claim against the Michigan Property and Casualty Guaranty Fund, which could avail itself of defenses available to Frontier and to Michigan statutory defenses. The entity whose assets were acquired by the Company's subsidiary also carried malpractice insurance in the amount of $1 million. Such carrier has, however, refused coverage and filed an action in Michigan seeking a declaratory judgment to the effect that it is not liable under such policy. A decision was rendered against the insurance carrier. The Company has filed motions to require this carrier to meet its obligations under such policy.

     At a meeting on September 3, 2003, representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy but acknowledged that payment of such obligations is subject to the unresolved insolvency proceedings referred to above. The Company has recovered a small portion of the legal fees expended to date on this matter and will continue to


                                    -- 9 --
seek further reimbursement. Numerous meetings and discussions have been held with all parties in this matter, including the parameters for an arbitrated settlement.

Note H - Subsequent Events

     In January 2004, the Company signed a definitive purchase agreement to acquire Pivotal Research Centers, LLC ("Pivotal"). Pivotal, which is based in Phoenix, AZ, performs all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites. Pivotal completed 2003 with approximately $4 million in revenues and net profit margins in excess of 20 percent.

     The purchase agreement calls for the Company to deliver $1.5 million in cash and $500,000 in PHC, Inc. common stock at closing. In addition, the Company is obligated to deliver payment on three performance based notes over the next five years aggregating $2,500,000 if fully earned. The agreement will be completed when the Company's financing arrangements have been finalized. The Company intends to use both debt and equity to complete the transaction and has already initiated a transaction, which will provide $800,000 in the sale of common stock. Management anticipates the acquisition will be accretive to its earnings during fiscal 2004. For further information regarding the acquisition see the Company's report on form 8-K filed on January 20, 2004.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at out patient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its' internet operation, Behavioral Health Online, Inc., to provide technology and internet support for the Company's other operations, it also continues to provide behavioral health information and education through its web site at Wellplace.com. The Company's research subsidiary, Pioneer Pharmaceutical Research, contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illnesses.

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

                                    -- 10 --

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

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. Amounts due as a result of cost report settlements are recorded and listed separately on the consolidated balance sheets as "Other receivables, third party". The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

     The Company currently has one "at-risk" contract. The contract calls for the Company to provide for all of their inpatient and outpatient behavioral health needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under this contract are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contract is considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

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

Allowance for doubtful accounts:

     The provision for bad debt is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 60-100% of the outstanding balance. These percentages vary by


                                    -- 11 --
facility based on each facility's experience in collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 30% or greater of the total outstanding receivables balance.

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

Results of Operations

     Total net revenue from operations increased 14.3% to $6,488,828 for the three months ended December 31, 2003 from $5,676,170 for the three months ended December 31, 2002 and 8.1% to $12,591,995 for the six months ended December 31, 2003 from $11,647,557 for the six months ended December 31, 2002.

     Net patient care revenue increased 6.5% to $5,547,404 for the three months ended December 31, 2003 from $5,210,480 for the three months ended December 31, 2002 and 2.1% to $10,739,964 for the six months ended December 31, 2003 from $10,522,105 for the six months ended December 31, 2002. This increase in revenue is due primarily to a 3.7% increase in patient days for the three months ended December 31, 2003 over the same period last year.

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

     Revenue from pharmaceutical studies decreased 5.6% to $201,410 for the three months ended December 31, 2003 from $213,378 for the three months ended December 31, 2002 and 40.0% to $344,892 for the six months ended December 31, 2003 from $575,267 for the same period last year. This decrease is due to the ending of some inpatient studies and the slow start of new studies. The revenue for the three months ended December 31, 2003 represents a 40.3% increase over the three months ended September 30, 2003. This revenue is expected to fluctuate from period to period based on the number of studies in progress and the number of patients enrolled in each study.

       Contract support services revenue provided by Wellplace increased 193.3% to $740,014 for the three months ended December 31, 2003 from $252,312 for the three months ended December 31, 2002 and increased 173.9% to $1,507,139 for the

                                    -- 12 --
six months ended December 31, 2003 from $550,185 for the same period last year. The cost of providing these services increased 183.0% to $623,445 for the three months ended December 31, 2003 from $220,268 for the three months ended December 31, 2002 and 134.9% to $1,177,374 for the six months ended December 31, 2003 from $501,230 for the same period last year. These increases in revenue and expenses are due to the inclusion of the Michigan call center contract in the current year and start up costs related to a smoking cessation contract for the State of Kansas.

     Patient care expenses also increased by 9.2% to $3,017,610 for the three months ended December 31, 2003 from $2,762,880 for the three months ended December 31, 2002 and increased 5.7% to $5,832,114 for the six months ended December 31, 2003 from $5,519,593 for the six months ended December 31, 2002. The increases in expenses for the quarter is due primarily to the increase in patient days noted above with the primary increases in expenses directly related to patient census such as payroll, food, laundry, patient transportation, hospital supplies and pharmacy.

     Website expenses increased 38.4% to $79,651 for the three months ended December 31, 2003 from $57,534 for the three months ended December 31, 2002 and 28.9% to $146,346 for the six months ended December 31, 2003 from $113,575 for the six months ended December 31, 2002. This is a result of increased depreciation expense based on a revision of the estimated remaining useful life of the asset. Without this change, web expenses would have declined approximately 3%.

     Administrative expenses increased 9.4% to $2,267,355 for the quarter ended December 31, 2003 from $2,071,706 for the quarter ended December 31, 2002 and 7.8% to $4,292,957 for the six months ended December 31, 2003 from $3,981,626 for the same period last year. This increase is due to the increase in legal fees as a result of the litigation as indicated in this report (See, Part II
Item 3 Legal Proceedings). Legal fees for the quarter ended December 31, 2003 were $160,250 as compared to a reversal of legal fees of $13,020 for the same period last year. Legal fees for the six months ended December 31, 2003 were $258,755 as compared to $2,290 for the same period last year. These expenses were offset by the first reimbursement received from the insurance company of $25,000. Compensation expenses recorded as a result of the repriced options and the stock purchase agreements recorded in the six months ended December 31, 2003 was $16,711 as compared to a reversal of $12,825 for the same period last year. Other expenses for services were also recorded as a result of stock and warrants issued to non-employees totaling $52,501 for the six months ended December 31, 2003 as compared to $655 for the same period last year. General insurance expense increased approximately 57% for the quarter ended December 31, 2003 and 47% for the six-month period ended December 31, 2003 as compared with the same periods last year. This is due to general increases in property and professional liability insurance and the implementation of a "terrorist acts" surcharge on all policies. Employee benefit and insurance costs increased approximately 21% for the quarter ended December 31, 2003 and 15% for the six month period ended December 31, 2003 as compared with the same periods last year. This is primarily due to increases implemented by insurance carriers for health, dental, life and workers compensation insurance.

     Interest expense decreased 22.4% to $113,142 for the three months ended December 31, 2003 from $145,929 for the three months ended December 31, 2002 and 15.4% to $247,034 for the six months ended December 31, 2003 from $292,131 for the same period last year. This decrease is due to the general decline in interest rates and repayment of approximately 13% of long-term debt.

     The Company's provision for income taxes of $11,121 for the six month periods ended December 31, 2003 is significantly below the Federal statutory


                                    -- 13 --
rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the quarter represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to IRS rules that may limit the accessibility of the loss carry-forwards.

     Provision for doubtful accounts increased 30.3% to $422,946 for the three months ended December 31, 2003 from $324,682 for the three months ended December 31, 2002 and 42.3% to $885,837 for the six months ended December 31, 2003 from $622,457 for the six months ended December 31, 2002. This is a result of the Company's policy to maintain a higher reserve against certain older receivables.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in improved cash collections. Although the Company's receivables have increased less then one percent over the past three months, the Company continues to reserve for bad debts based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves.

Liquidity and Capital Resources

     The Company's net cash used in operating activities was $16,788 for the six months ended December 31, 2003 compared to cash provided by operating activities of $311,272 for the same period last year. Cash flow from operations in the six months ended December 31, 2003 consists of net income of $55,808 plus depreciation and amortization of $131,977, increase in accounts receivable of $89,120, increase in prepaid expenses of $306,897, decrease in accrued expenses of $303,232, and increase in accounts payable of $413,817, an increase in other assets of $45,733 and non-cash equity based charges of $126,592.

     Cash used in investing activities in the six months ended December 31, 2003 consisted of $106,767 in capital expenditures compared to $137,696 in capital expenditures in the same period last year.

     Cash used in financing activities in the six months ended December 31, 2003 primarily consisted of $247,365 in net debt repayments compared to $199,057 in net debt repayments for the same period last year. During the six months ended December 31, 2003 the Company received $34,200 in cash and issued 60,000 shares of class A common stock in the exercise of outstanding warrants. The Company also repurchased 35,116 shares of class A common stock at a cost of $33,711, which are being held as treasury shares.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 0.3% to $4,926,891 on December 31, 2003 from $4,945,301 on June 30, 2003. The minimal decrease is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance

                                    -- 14 --

Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The  Company  has  operated  ongoing   operations   profitably  for  twelve
consecutive quarters. Without the legal costs related to litigation, the company's operating results for the quarter ended December 31, 2003 would have surpassed last year's operating results by approximately 25%. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes for each fiscal year ending as of June 30 are listed below. There have been no material changes in these obligations.


      Year Ending           Term         Capital       Operating
        June 30,            Notes        Leases         Leases        Total
                         __________     _________    __________    __________
  2004                   $  883,659     $ 55,954     $  845,972     $1,785,585
  2005                    1,680,415       18,832        745,767      2,445,014
  2006                       47,598       12,825        499,244        559,667
  2007                       32,306        7,788        437,680        477,774
  2008                       35,337          649        326,396        362,382
  Thereafter                234,629           --        142,913        377,542
                        ___________   __________     __________     __________
Total minimum payments   $2,913,944     $ 96,048     $2,997,972     $6,007,964
                        ===========   ==========     ==========     ==========

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

                                    -- 15 --

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



                                    -- 16 --

PART II           OTHER INFORMATION

Item 1.  Legal Proceedings.

     A medical malpractice claim was filed by a former patient against North Point Mental Health Associates, the Company's subsidiary, North Point-Pioneer, Inc., and Pioneer Counseling Centers in the Circuit Court for the County of Wayne, State of Michigan (Case No. 00-017768-NH, November 21, 2000), alleging sexual abuse by a former clinician. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. The clinician declared bankruptcy and was not a party to the proceeding. After numerous successful motions by the Company to reduce the amount of the verdict, a judgment in the amount of $3,079,741 was entered on October 24, 2003. The Company has filed post judgment motions for an appeal on the judgment or, in the alternative for a new trial. The Company believes that substantial error was committed at trial. If the post judgment motions are denied the Company intends to appeal. Upon appeal, a bond or other marketable collateral may be required to be posted in an amount up to one and one-half times the current value of the judgment.

     The Company's subsidiary, North Point-Pioneer, Inc., is covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York, with the result that Frontier's ability to pay any judgment is unknown. If Frontier formally goes into liquidation, the Company may have a claim against the Michigan Property and Casualty Guaranty Fund, which could avail itself of defenses available to Frontier and to Michigan statutory defenses. The entity whose assets were acquired by the Company's subsidiary also carried malpractice insurance in the amount of $1 million. Such carrier has, however, refused coverage and filed an action in Michigan seeking a declaratory judgment to the effect that it is not liable under such policy. A decision was rendered against the insurance carrier. The Company has filed motions to require this carrier to meet its obligations under such policy.

     At a meeting on September 3, 2003, representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy but acknowledged that payment of such obligations is subject to the unresolved insolvency proceedings referred to above. The Company has recovered a small portion of the legal fees expended to date on this matter and will continue to seek further reimbursement. Numerous meetings and discussions have been held with all parties in this matter, including the parameters for an arbitrated settlement.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 30, 2003. In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the stockholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 2004.

     The stockholders also voted on and approved a new stock option and purchase plan to replace the former plan, which expired on August 26, 2003. Under the new plan 1,300,000 shares of Class A Common Stock are available for issuance at the discretion of the Board of Directors.



                                    -- 17 --

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


                                    -- 18 --

Reports on Form 8-K

     The Company filed one report on form 8-K during the quarter ended December 31, 2003. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 12 of the instructions for form 8-K.



                                    -- 19 --

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHC, Inc.
                                   Registrant


Date: February 13, 2004            /s/  Bruce A. Shear
                                   __________________________
                                        Bruce A. Shear
                                        President
                                        Chief Executive Officer




Date: February 13, 2004            /s/  Paula C. Wurts
                                   __________________________
                                        Paula C. Wurts
                                        Controller
                                        Treasurer






                                    -- 20 --