Form 10-Q
period 2004-03-31
PHC INC /MA/
filed 2004-05-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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



                                    -- 1 --

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_ __


Number of shares outstanding of each class of common equity, as of May 3, 2004:

         Class A Common Stock       16,575,289
         Class B Common Stock          726,991

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______ No  X




                                    -- 2 --

                                    PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2004 and June 30, 2003.

          Condensed Consolidated Statements of Operations - Three and nine months ended March 31, 2004 and March 31, 2003.

          Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2004 and March 31, 2003.

          Notes to Condensed Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on form 8-K

Signatures



                                    -- 3 --

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,        June 30,
                                                         2004             2003
                                                     ___________     __________

          ASSETS                                      (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 963,737      $ 494,991
  Accounts receivable, net of allowance
      for bad debts of  $2,333,907 at March 31,
      2004 and $2,348,445 at June 30, 2003             4,924,379      4,345,301
   Prepaid expenses                                      273,901         69,541
   Third party settlement receivables                     10,046        172,043
   Other receivables and advances                        307,040        255,006
   Deferred income tax assets, net                       808,607        808,607
                                                     ___________     __________
       Total current assets                            7,287,710      6,145,489
Accounts receivable, noncurrent                          505,000        600,000
Other receivables                                         94,388        111,976
Property and equipment, net                            1,296,454      1,295,113
Deferred financing costs, net of amortization
      of $134,109 at March 31, 2004 and
      $130,109 at June 30, 2003                               --          4,000
Goodwill                                                 969,099        969,099
Other assets                                             384,431        286,046
                                                     ___________     __________
     Total assets                                   $ 10,537,082     $9,411,723
                                                    ============     ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 1,402,578       $860,952
  Notes payable--related parties                         100,000        100,000
  Current maturities of long-term debt                 1,885,648        883,659
  Revolving credit note                                1,675,425      1,103,561
  Deferred revenue                                        65,497        160,720
  Current portion of obligations under capital
      leases                                              25,923         50,805
  Accrued payroll, payroll taxes and benefits          1,117,415      1,016,088
  Accrued expenses and other liabilities               1,412,501        958,527
  Convertible debentures                                 250,000        275,000
                                                     ___________     __________
     Total current liabilities                         7,934,987      5,409,312
                                                     ___________     __________
Long-term debt                                           432,301      2,030,285
Obligations under capital leases, net of
     current portion                                      23,662         36,869
                                                     ___________     __________
  Total noncurrent liabilities                           455,963      2,067,154
                                                     ___________     __________
  Total liabilities                                    8,390,950      7,476,466
                                                     ___________     __________
Stockholders' equity:
  Class A common stock, $.01 par value;
       20,000,000 shares authorized, 14,354,059
       and 13,437,067 shares issued at March 31,
       2004 and June 30, 2003, respectively              143,541        134,371
  Class B common stock, $.01 par value; 2,000,000
       shares authorized, 726,991 outstanding
       convertible into 726,991 shares of Class
       A common stock                                      7,270          7,270
  Additional paid-in capital                          20,107,477     19,147,604
  Treasury stock, 148,020 shares of Class A common
       stock at March 31, 2004                          (121,091)       (72,380)
       and 97,804 shares at June 30, 2003, at cost
  Notes receivable, common stock                               --       (80,000)
  Accumulated deficit                                (17,991,065)   (17,201,608)
                                                     ___________     __________
  Total stockholders' equity                           2,146,132      1,935,257
                                                     ___________     __________
      Total liabilities and stockholders' equity    $ 10,537,082    $ 9,411,723
                                                    ============    ===========

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 4 --

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended       Nine Months Ended
                                            March 31,               March 31,
                                     __________________________________________

                                        2004         2003        2004        2003
Revenues:
     Patient care, net               $ 5,583,625  $ 5,341,816  $16,323,589  $15,863,921
     Contract support services           733,411      393,328    2,240,550      943,513
     Pharmaceutical study                155,152      136,690      500,044      711,957
                                     ___________   __________  ___________  ___________
          Total revenues               6,472,188    5,871,834   19,064,183   17,519,391
                                     ___________   __________  ___________  ___________

Operating expenses:
     Patient care expenses             3,201,426    2,638,772    9,033,540    7,877,313
     Cost of contract support
       services                          546,667      354,632    1,667,041      855,862
     Provision for doubtful accounts     227,196      196,195    1,113,033      818,652
     Website expenses                     73,191       54,770      219,537      168,345
     Administrative expenses           3,096,804    2,369,205    7,446,760    6,631,883
                                     ___________   __________  ___________  ___________
          Total operating expenses     7,145,284    5,613,574   19,479,911   16,352,055
                                     ___________   __________  ___________  ___________

Income (loss) from operations           (673,096)     258,260     (415,728)   1,167,336
                                     ___________   __________  ___________  ___________
Other expenses:
     Interest income                      20,888        3,119       26,070       10,943
     Other income                         26,059       22,830       77,472       75,206
     Interest expense and other
       financing costs                  (219,116)    (127,324)    (466,150)    (419,455)
                                      ___________   __________  ___________  ___________
          Total other expenses          (172,169)    (101,375)    (362,608)    (333,306)
                                      ___________   __________  ___________  ___________

Income (loss) before provision for
     income taxes                       (845,265)     156,885     (778,336)     834,030
Provision for income taxes                    --       26,074       11,121       36,074
                                      ___________   __________  ___________  ___________
Income (loss) applicable to common
     shareholders                    $  (845,265) $   130,811  $  (789,457) $   797,956
                                     ============ ===========   ===========  ==========

Income (loss) per share information:

Basic income (loss) per common share $     (0.06) $      0.01  $     (0.06) $      0.06
                                     ============ ===========   ===========  ==========

Basic weighted average number of
   shares outstanding                 14,402,988   14,099,929   14,149,261   13,963,138
                                     ============ ===========   ==========   ==========

Diluted income (loss) per common     $     (0.06) $      0.01  $     (0.06) $      0.06
                                     ============ ===========   ===========  ==========

Diluted weighted average number of
   shares outstanding                 14,402,988   14,814,570   14,149,261   14,577,540
                                     ============ ===========   ===========  ==========

            See Notes to Condensed Consolidated Financial Statements


                                    -- 5 --

                           PHC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 For the Nine Months Ended
                                                            March 31,
                                                     2004            2003
                                                 ___________      __________
Cash flows from operating activities:
  Net income (loss)                               $(789,457)        $797,956
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                   211,031         131,714
    Non-cash compensation expense                   128,586          19,198
  Changes in operating assets and liabilities:
    Accounts receivable                            (356,527)        454,663
    Prepaid expenses                               (204,360)       (145,097)
    Other assets                                   (160,269)        (98,090)
    Accounts payable                                547,146        (271,344)
    Accrued expenses and other liabilities          482,698         145,651
                                                 ___________      __________
Net cash provided by (used in) operating
    activities                                     (141,152)      1,034,651
                                                 ___________      __________

Cash flows from investing activities:
   Acquisition of property and equipment           (150,488)       (172,128)
                                                 ___________      __________
Net cash used in investing activities              (150,488)       (172,128)
                                                 ___________      __________
  Revolving credit note, net                        571,864        (119,044)
  Repayment of debt, net                           (659,084)       (738,391)
  Deferred financing costs                            4,000           6,000
  Issuance of common stock                          897,398          73,408
  Purchase of treasury stock                        (48,711)             --
  Costs related to issuance of capital stock         (5,081)         (7,212)
                                                 ___________      __________
Net cash provided by (used in) financing
  activities                                        760,386        (785,239)
                                                 ___________      __________

NET INCREASE IN CASH AND CASH EQUIVILENTS           468,746          77,284
BEGINNING CASH AND CASH EQUIVILENTS                 494,991         204,564
                                                 ___________      __________
ENDING CASH AND CASH EQUIVILENTS                  $ 963,737       $ 281,848
                                                 ===========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                 $ 338,233       $ 419,406
         Income taxes                                18,713         113,163
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Issuance of common stock in cashless
         exercise of options                      $      --       $ 302,516
       Issuance of common stock in cashless
         exercise of warrants                            --          42,363


            See Notes to Condensed Consolidated Financial Statements


                                    -- 6 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004

Note A - The Company

PHC, Inc. (the "Company") is a national health care Company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients; and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and six outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare, one in Shawnee Mission, Kansas operating as Total Concept, which was recently closed and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The accompanying financial statements should be read in conjunction with the June 30, 2003 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 19, 2003.

Note C - Stock Based Compensation

     The Company re-priced 791,500 options in January 2001 of which 103,500 remained outstanding at June 30, 2003 and 50,000 at March 31, 2004 and are subject to variable accounting from the date of the modification through the date of exercise or expiration. Compensation expense relating to vested repriced options was $16,511 for the nine months ended March 31, 2004 compared to compensation expense of $14,175 for the nine months ended March 31, 2003.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 but applies Accounting
Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the net income (loss) per share would have been changed to the pro forma amounts indicated below:



                                    -- 7 --

                                           Three MonthsEnded   Nine Months Ended
                                              March 31,            March 31,
                                           2004        2003       2004     2003

Net income (loss), as reported          $(845,265)  $130,811  $(789,457)  $797,956

Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                    747     31,368    103,229     19,198
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                       (36,902)   (46,542)  (184,422)  (102,382)
                                       __________  _________  _________  __________

Pro forma net income (loss)             $(881,420)  $115,637  $(870,650)  $714,772
                                        ==========  ========= ==========  ==========

Earnings (loss) per share:
   Basic - as reported                  $   (0.06)  $   0.01  $   (0.06)  $   0.06
                                        ==========  ========  ==========  ========
   Basic - pro forma                    $   (0.06)  $   0.01  $   (0.06)  $   0.05
                                        ==========  ========  ==========  ========
   Diluted - as reported                $   (0.06)  $   0.01  $   (0.06)  $   0.05
                                        ==========  ========  ==========  ========
   Diluted - pro forma                  $   (0.06)  $   0.01  $   (0.06)  $   0.06
                                        ==========  ========  ==========  ========

Note D - Reclassifications

     Certain March 31, 2003 amounts have been reclassified to be consistent with the March 31, 2004 presentation.


Note E - Business Segment Information

     The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company's segment data:




                                    -- 8 --

                                  TREATMENT  ADMINISTRATIVE  ONLINE
                                  SERVICES     SERVICES      SERVICES  ELIMINATIONS  TOTAL
For the three months ended
   March 31, 2004
Revenues - external customer    $ 5,583,625   $  888,563   $       --   $        --   $ 6,472,188
Revenues - intersegment              65,660      733,620       75,000      (874,280)           --
Net income (loss)                  (218,760)    (553,314)     (73,191)           --      (845,265)

For the three months ended
   March 31, 2003
Revenues - external customers   $ 5,408,116   $  463,718   $      --    $        --   $ 5,871,834
Revenues - intersegment                 400      665,556      75,000       (740,956)           --
Net income (loss)                   822,844     (637,263)    (54,770)            --       130,811

For the nine months ended
   March 31, 2004
Revenues - external customers   $16,333,689   $ 2,730,494  $     --     $        --   $19,064,183
Revenues - intersegment             176,000     2,201,340    225,000     (2,602,340)           --
Net income (loss)                   779,782    (1,349,702)  (219,537)            --      (789,457)
Identifiable assets at
    March 31, 2004                7,951,487     2,562,476     23,119             --    10,537,082

For the nine months ended
   March 31, 2003
Revenues - external customers   $15,930,221   $ 1,589,170  $      --    $        --  $ 17,519,391
Revenues - intersegment             249,500     1,978,668    225,000     (2,453,168)           --
Net income (loss)                 2,543,431    (1,577,130)  (168,345)            --       797,956
Identifiable assets at
    March 31, 2003                7,699,250     1,583,264     91,324             --     9,373,838


Litigation settlement and related legal fees for the three and nine months ended March 31,2004 of $833,000 and $1,031,249, respectively, are included in the net loss from Treatment Services.

                                    -- 9 --

Note F - Equity Financing

     During the quarter ended March 31, 2004, the Company offered for sale an aggregate of up to 800,000 shares of its Class A common Stock and warrants to purchase up to 200,000 shares of its Class A Common Stock, for a total of $880,000, in order to supplement debt for financing the acquisition, discussed at Note H, and to provide short-term working capital. As a result of this offering the Company issued 684,999 shares of Class A Common Stock and warrants to purchase 171,249 shares of Class A Common Stock at a purchase price of $753,499.


Note G - Legal Proceedings

     A medical malpractice claim was filed by a former patient against the Company's subsidiary, North Point-Pioneer, Inc. and a former clinician, alleging sexual abuse by a former clinician that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct. The clinician declared bankruptcy and was not a party to the proceeding. After numerous successful motions by the Company to reduce the amount of the verdict, a judgment in the amount of $3,079,741 was entered on October 24, 2003.

     The Company's subsidiary, North Point-Pioneer, Inc., is covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York. Representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy and the Company has recovered a small portion of the legal fees expended to date on this matter.

     Subsequent to quarter end, the Company successfully resolved this medical malpractice lawsuit. As a result of the settlement, the Company made payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this $463,000 settlement and related legal fees of approximately $370,000 are reflected in the operating results of the quarter ended March 31, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.

Note H - Subsequent Events

     In addition to the litigation settlement referenced above, in April 2004 the Company finalized the agreement to purchase Pivotal Research Centers, LLC ("Pivotal") for approximately $1.5 million in cash and $500,000 in Pioneer class A common stock with additional amounts due based on future earnings. Pivotal, which is based in Phoenix, AZ, performs all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites. Subsequent to quarter end, the Company offered for sale an aggregate of up to 1,918,196 shares of its Class A Common Stock and warrants to purchase up to 479,549 shares of Class A Common Stock for a total of $2,110,016. This


                                    -- 10 --
transaction was effected to provide cash for the use in the acquisition of Pivotal Research Centers, LLC and for working capital. Initial financing discussions resulted in $114,500 of financing costs expensed in this quarter that would have been deferred and amortized over the term of the debt if the loan transaction had been completed. This amount is included in interest expense and other financing costs in the accompanying condensed consolidated statements of operations. For further information regarding the acquisition see the Company's report on form 8-K filed on May 13, 2004.


Item 2.     Management's Discussion and Analysis or Plan of Operation

                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and five outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at out patient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its' internet operation, Behavioral Health Online, Inc., to provide technology and internet support for the Company's other operations, it also continues to provide behavioral health information and education through its web site at Wellplace.com. The Company's research subsidiary, Pioneer Pharmaceutical Research, contracts with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illnesses. With the acquisition of Pivotal
Research Centers, LLC subsequent to quarter end, Pivotal will provide all oversight and all research activities will be included as Pivotal activity.

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

                                    -- 11 --

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



                                    -- 12 --

Allowance for doubtful accounts:

     The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 60-100% of the outstanding balance. These percentages vary by facility based on each facility's experience in collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 30% or greater of the total outstanding receivables balance.

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

Results of Operations

     Total net revenue from operations increased 10.22% to $6,472,188 for the three months ended March 31, 2004 from $5,871,834 for the three months ended March 31, 2003 and increased 8.82% to $19,064,183 for the nine months ended March 31, 2004 from $17,519,391 for the nine months ended March 31, 2003.

     Net patient care revenue increased 4.53% to $5,583,625 for the three months ended March 31, 2004 from $5,341,816 for the three months ended March 31, 2003 and 2.90% to $16,323,589 for the nine months ended March 31, 2004 from $15,863,921 for the nine months ended March 31, 2003. This increase in revenue is due primarily to a 6.57% increase in patient days for the three months ended March 31, 2004 and 3.94% increase in patient days for the nine months ended March 31, 2004 over the same periods last year. The increase in patient days can be partially attributed to an increase in available beds at our Utah facility in


                                    -- 13 --

November 2003. Renewed marketing efforts have helped to maintain increased census in the current quarter, but the economy continues to play a major role in the number of people seeking treatment.

     Two key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay. Increases in the number of patient days result in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately) will usually result in higher profitability. Therefore, patient census and payor mix are monitored very closely.

     Contract support services revenue provided by Wellplace increased 86.46% to $733,411 for the three months ended March 31, 2004 from $393,328 for the three months ended March 31, 2003 and increased 137.47% to $2,240,550 for the nine months ended March 31, 2004 from $943,513 for the same period last year. This increase in revenue is due to the March 2003 start of the Michigan call center contract, which produces a set revenue of $156,000 per month and the smoking cessation contract for the State of Kansas, which started in July 2003, and currently provides $6,600 in gross revenue monthly.

     Revenue from pharmaceutical studies increased 13.51% to $155,152 for the three months ended March 31, 2004 from $136,690 for the three months ended March 31, 2003 and decreased 29.76% to $500,044 for the nine months ended March 31, 2004 from $711,957 for the same period last year. These changes in revenue are due to changes in the number of active studies and the number of patients enrolled in the studies. The current Pioneer research business is expected to increase substantially as a result of the synergies with our recent acquisition of Pivotal Research Centers, LLC ("Pivotal"). Pivotal brings a top-tier client base, state-of the art competencies and more than a decade of experience to the Pioneer family. (For more information regarding the Pivotal acquisition see the Company's report for form 8-K filed with the Securities and Exchange Commission on May 13, 2004.)

     Patient care expenses increased 21.32% to $3,201,426 for the three months ended March 31, 2004 from $2,638,772 for the three months ended March 31, 2003 and 14.68% to $9,033,540 for the nine months ended March 31, 2004 from $7,877,313 for the nine months ended March 31, 2003. This increase in expenses is due primarily to the increase in-patient days noted above with the majority of the increases in expenses directly related to patient census such as payroll, food, laundry, hospital supplies and pharmacy.

     Contract support services expenses increased 54.15% to $546,667 for the three months ended March 31, 2004 from $354,632 for the three months ended March 31, 2003 and 94.78% to $1,667,041 for the nine months ended March 31, 2004 from $855,862 for the same period last year. These increases are a direct result of the increased expenses incurred with the inclusion of the full year of the Michigan call center contract and the smoking cessation contract for the State of Kansas with related start-up costs.

     Provision for doubtful accounts increased 15.80% to $227,196 for the three months ended March 31, 2004 from $196,195 for the three months ended March 31, 2003 and 35.96% to $1,113,033 for the nine months ended March 31, 2004 from


                                    -- 14 --

     $818,652 for the same period last year. This is a result of an increase in the age of the Company's receivables and the Company's policy to maintain a higher reserve against older receivables.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy. Although the Company has maintained its aggressive collection policy, the Company's gross accounts receivable from patient care have increased approximately seven percent over the past three months. The growth of managed care has negatively impacted reimbursement for behavioral health services with slower payment and a higher rate of denials requiring higher reserves and more stringent collection practices.

     Website expenses increased 33.63% to $73,191 for the three months ended March 31, 2004 from $54,770 for the three months ended March 31, 2003 and 30.41% to $219,537 for the nine months ended March 31, 2004 from $168,345 for the nine months ended March 31, 2003. This is a result of increased depreciation expense based on a revision of the estimated remaining useful life of the assets.
Without this change, website expenses would have remained relatively stable. Website expenses are expected to continue at this level for the remainder of the fiscal year, as the Internet Company's focus will remain internal and the accelerated depreciation will continue through fiscal year end.

     Administrative expenses increased 30.71% to $3,096,804 for the quarter ended March 31, 2004 from $2,369,205 for the quarter ended March 31, 2003 and 12.29% to $7,446,760 for the nine months ended March 31, 2004 from $6,631,883 for the same period last year. This increase is due to the increase in legal fees and settlement costs of approximately $833,000 recorded in the quarter ended March 31, 2004, which resulted in a total of $1,031,000 incurred during the nine months ended March 31, 2004 (see Part II, Item 1 Legal proceedings for details regarding the legal settlement). General insurance expense also increased approximately 69% for the quarter ended March 31, 2004 and 55% for the nine month period ended March 31, 2004 as compared with the same periods last year. Utilities increased approximately 5% for the quarter ended March 31, 2004 and 13% for the nine months ended March 31, 2004 as compared to the same periods last year. Rent expense increased approximately 8% for the quarter ended March 31, 2004 and 7% for the nine months ended March 31, 2004 as compared to the same periods last year.

     Other income increased 14.14% to $26,059 for the three months ended March 31, 2004 from $22,830 for the three months ended March 31, 2003 and 3.01% to $77,472 for the nine months ended March 31, 2004 from $75,206 for nine months ended March 31, 2003. This increase is primarily due to an increased request for medical records at our treatment facilities.

     Interest income increased 569.70% to $20,888 for the three months ended March 31, 2004 from $3,119 for the three months ended March 31, 2003 and 138.23% to $26,070 for the nine months ended March 31, 2004 from $10,943 for the same period last year. This is a result of a change in the Company's policy which now charges finance charges when extending credit to patients. Although patients requiring credit to pay for services have always signed an agreement to pay finance charges, the Company recently implemented the policy to charge for credit.

                                    -- 15 --

     Interest expense and other financing costs increased 72.09% to $219,116 for the three months ended March 31, 2004 from $127,324 for the three months ended March 31, 2003 and 11.13% to $466,150 for the nine months ended March 31, 2004 from $419,455 for the same period last year. This increase is due to the immediate write off of $114,500 of costs related to the Company's initial efforts to finance the Pivotal acquisition primarily through debt. This amount would have been amortized over the term of the loan had the loan been consummated. It was determined that equity financing would be in the best interest of the Company and its shareholders when favorable loan terms could not be secured. Without this one time expense, interest expense for the quarter would have decreased 17.83% to $104,616 for the three months ended March 31, 2004 from $127,324 for the three months ended March 31, 2003 and 16.17% to $351,650 for the nine months ended March 31, 2004 from $419,455 for the same period last year. This decrease is due to the general decline in interest rates, the refinancing of debt in November 2001 at a more favorable rate, and repayment of long-term debt.

     The Company's provision for income taxes of $11,121 for the nine months ended March 31, 2004 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the nine months ended March 31, 2004 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to potential changes in IRS rules that may limit the accessibility of the loss carry-forwards.

Liquidity and Capital Resources

     The Company`s net cash used in operating activities was $141,152 for the nine months ended March 31, 2004 compared to $1,034,651 of cash provided by operations for the nine months ended March 31, 2003. Cash flow used in operations in the nine months ended March 31, 2004 consists of net loss of $789,457 less depreciation and amortization of $211,031, non-cash equity based charges of $128,586 and an increase in accounts payable and other liabilities of $1,029,844 less cash used for net changes in accounts receivable and other operating assets of $721,156.

     Cash used in investing activities in the nine months ended March 31, 2004 consisted of $150,488 in capital expenditures compared to $172,128 in capital expenditures during the same period last year. These funds were primarily used to repair and upgrade the company's owned real estate.

     Cash provided by financing activities of $760,386 in the nine months ended March 31, 2004 was the result of the issuance of common stock in a private placement outlined below offset by required reductions in long term debt and the purchase of treasury shares.


     During the quarter ended March 31, 2004, the Company offered for sale an aggregate of up to 800,000 shares of its Class A common Stock and warrants to purchase up to 200,000 shares of its Class A Common Stock, for a total of $880,000, in order to supplement debt for financing the acquisition, discussed at Note H, and to provide short-term working capital. As a result of this offering the Company issued 684,999 shares of Class A Common Stock and warrants


                                    -- 16 --
to purchase 171,249 shares of Class A Common Stock at a purchase price of $753,499.

     Subsequent to quarter end, the Company offered for sale an aggregate of up to 1,918,196 shares of its Class A Common Stock and warrants to purchase up to 479,549 shares of Class A Common Stock for a total of $2,110,016. This transaction was effected to provide cash for the use in the acquisition of Pivotal Research Centers, LLC and for working capital when it was determined that financing terms would not be favorable or in the best interest of the company and its shareholders.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 10% to $5,429,379 on March 31, 2004 from $4,945,301 on June 30, 2003. This increase has resulted in increased efforts and staff and a renewed focus on our accounts receivable management practices. We have maintained a high number of support staff for collections, including outsourcing. We have standardized additional procedures for collecting receivables and reviewed and amended contracts, where necessary to improve collections. The increased staff has allowed the Company to concentrate on current accounts receivable to resolve any problem issues early, which results in a smaller number of uncollectable accounts. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The Company has operated ongoing operations profitably for thirteen consecutive quarters with the exception of the litigation settlement and related legal costs. The current positive business environment towards behavioral health treatment and the new business opportunities give us confidence to foresee continued improved results.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes for each fiscal year ending as of June 30 are listed below. There have been no material changes in these obligations as of March 31, 2004.



                                    -- 18 --

     Year Ending       Term          Capital       Operating
      June 30,         Notes         Leases         Leases         Total
      __________    __________     __________     __________     __________

      2004          $  883,659     $ 55,954       $ 845,972       $1,785,585
      2005           1,680,415       18,832         745,767        2,445,014
      2006              47,598       12,825         499,244          559,667
      2007              32,306        7,788         437,680          477,774
      2008              35,337          649         326,396          362,382
      Thereafter       234,629           --         142,913          377,542
                     __________     __________     __________     __________

      Total minimum
        payments    $2,913,944     $ 96,048       $ 2,997,972     $6,007,964
                    ===========    ========       ===========     ==========


                                    -- 17 --

     As a part of the acquisition costs of Pivotal on April 30, 2004 the Company signed three promissory notes with a maximum value of $2.5 million. The true value of these notes will be based on the future earnings of Pivotal and the increase in net income of the current Pioneer research operations as a result of synergies created by the Pivotal operations. No payments are due on these notes prior to January, 2005.

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

                                    -- 19 --

     PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

     A medical malpractice claim was filed by a former patient against the Company's subsidiary, North Point-Pioneer, Inc. and a former clinician, alleging sexual abuse by a former clinician that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct. The clinician declared bankruptcy and was not a party to the proceeding. After numerous successful motions by the Company to reduce the amount of the verdict, a judgment in the amount of $3,079,741 was entered on October 24, 2003.

     The Company's subsidiary, North Point-Pioneer, Inc., is covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York. Representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy and the Company has recovered a small portion of the legal fees expended to date on this matter.

     Subsequent to quarter end the Company successfully resolved this medical malpractice lawsuit. As a result of the settlement, the Company made payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees is reflected in the operating results of the quarter ended March 31, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.



                                    -- 20 --

Item 6.  Exhibits and reports on Form 8-K.

Exhibit List

Exhibit             Description
  No.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

     The Company filed one report on form 8-K during the quarter ended March 31, 2004. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 12 of the instructions for form 8-K.




                                    -- 21 --

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PHC, Inc.
                                                 Registrant


Date: May 13, 2004                               /s/ Bruce A. Shear
                                                     _________________
                                                     Bruce A. Shear
                                                     President
                                                     Chief Executive Officer




Date: May 13, 2004                               /s/ Paula C. Wurts
                                                     _________________
                                                     Paula C. Wurts
                                                     Controller
                                                     Treasurer

                                    -- 22 --