Form 10-K
period 2004-06-30
PHC INC /MA/
filed 2004-09-24
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004 [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

                                      NONE

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

The issuer's revenues for the fiscal year ended June 30, 2004 were $26,648,845.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 28, 2004, was $18,337,590.88. (See definition of affiliate in Rule 12b-2 of Exchange Act).

At July 28, 2004, 16,576,712 shares of the issuer's Class A Common Stock and 776,991 shares of the issuer's Class B Common Stock were outstanding.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                                    Yes No X

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries. Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, three outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities in Nevada and an inpatient psychiatric facility in Michigan. We provide management, administrative and help line services through contracts with major railroads, a smoking cessation contract with the State of Kansas and a call center contract with Wayne County, Michigan. Through another subsidiary, we conduct studies on the effects of psychiatric pharmaceuticals on a controlled population through contracts with the manufacturers of these pharmaceuticals. We recently expanded our operations related to pharmaceutical studies through the acquisition of Pivotal Research Centers, LLC. We also operate a website, Wellplace.com, which provides education, training and products for the behavioral health professional and internet support services to all of our subsidiaries.

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

     The Company was incorporated in 1976 and is a Massachusetts corporation. Our corporate offices are located at 200 Lake Street, Suite 102, Peabody, MA 01960 and our telephone number is (978) 536-2777. As used herein, our Company refers to and includes the Company and each of its subsidiaries through which substantially all of our business and operations are conducted.

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

     HIGHLAND RIDGE - Highland Ridge is a 41-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984. The hospital increased its bed capacity to 41 from 32 in November 2003. It is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

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

     Highland Ridge periodically conducts or participates in research projects. Highland Ridge was the site of a research project conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. The research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineated the nature and scope of research involving human subjects. Highland Ridge benefited from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers. In the past, Highland Ridge has also contracted with a major pharmaceutical manufacturer to participate in a research study in cooperation with a local nursing home. In the future all pharmaceutical research will be provided through our newest subsidiary, Pivotal Research Centers, Inc.

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

     The  Company  offers  inpatient  and  partial  hospitalization   psychiatry
services through Harbor Oaks Hospital. The Company also currently operates five outpatient psychiatric facilities.

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

     Managed health care organizations, state agencies, physicians and patients themselves refer patients to our facilities. These facilities have a patient population ranging from children as young as 5 years of age to senior citizens. Compared to the substance abuse facilities, the psychiatric facilities treat a larger percentage of female patients.

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

HARMONY HEALTHCARE - Harmony Healthcare, which consists of two psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large gaming companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through a capitated rate behavioral health carve-out with Pacific Care Insurance.

NORTH POINT-PIONEER, INC. - NPP consists of three psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings.

Call Center Operations

WELLPLACE, INC. - In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, formerly known as Pioneer Development Support Services, or PDS2, shown as contract support services on the accompanying statement of operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Four major transportation companies subscribed to these services as of June 30, 2004. Wellplace also contracts with Wayne County Michigan to operate its call center. This call center is located in downtown Detroit, Michigan. Wellplaces' primary focus is now placed on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units. Wellplace operated the smoking cessation quitline for the State of Nebraska until the contract expiration in May 2004. Wellplace currently operates the smoking cessation quitline for the State of Kansas under a similar contract. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital.

Research Operations

PIVOTAL RESEARCH CENTERS, INC. - (formerly PIONEER PHARMACEUTICAL RESEARCH, INC.
- PPR) works with major manufacturers of psychiatric pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific mental illness. We recently expanded our operations related to pharmaceutical studies through the acquisition of 100% of the membership interest in Pivotal Research Centers, LLC. Pivotal performs all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites, including one of the largest single psychiatric sites in the country. Pivotal currently has approximately 22 enrolling studies and an additional 31 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research. With a current client base including AstraZeneca, Bristol Meyers Squibb, Cephalon, Forest, GlaxoSmithKline, Lilly, Merck, Mylan, Novartis, Organon, Sepracor and Wyeth, the Company currently has protocols in Alzheimer's disease, ADHD, Diabetes Type II, Generalized Anxiety Disorder, Insomnia, Major Depressive Disorder, Obesity, Pain, Parkinson's Disease, and Shift Work Sleep Disorder. Although our other facilities may still provide study patients, all future studies will be supervised by our research arm, Pivotal Research Centers, Inc.

Internet Operations

BEHAVIORAL HEALTH ONLINE, INC. - Behavioral Health Online designs, develops and maintains the Company's web site, Wellplace.com, in addition to providing Internet support services and maintaining the web sites of all of the other subsidiaries of the Company. The Company's web sites provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keeps individuals informed of current issues in behavioral health of interest to them.

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.

                                                   Year Ended June 30,

                                                  2004               2003
                                          _____________________________________
     Inpatient

     Net patient service revenues           $ 14,845,163        $ 14,430,069

     Net revenues per patient day (1)           $    414            $    417

     Average occupancy rate (2)                    76.7%               77.7%

     Total number of licensed beds
       at end of period                              130                 122

     Source of Revenues:
         Private (3)                              61.62%              62.20%
         Government (4)                           38.38%              37.80%

     Partial Hospitalization
       and Outpatient

     Net Revenues:
         Individual                          $ 5,647,752         $ 4,865,392
         Contract                            $ 1,925,440         $ 1,947,716

     Sources of revenues:
         Private                                   97.7%               98.0%
         Government                                 2.3%                2.0%

     Other Services:
         Wellplace (5)                       $ 2,984,477          $1,649,374
         Pharmaceutical Studies (6)          $ 1,246,013           $ 940,772

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs.
(5) Wellplace, formerly PDS2, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the Company's national contracts and a smoking cessation help line for the state of Kansas and operates the Wayne County Michigan call center.
(6) Pharmaceutical Studies includes research studies of the Company prior to the acquisition of 100% of the membership interest in Pivotal Research Centers, LLC on April 30, 2004 and two months operations of the newly acquired Pivotal Research Centers, LLC for the current year.

Business Strategy

     The Company's objective is to become the leading national provider of behavioral health services.

     The Company focuses its marketing efforts on "safety-sensitive" industries such as transportation and medical. This focus results in customized outcome oriented programs that the Company believes produce overall cost savings to the patients and/or client organizations. The Company intends to leverage experience gained from providing services to customers in certain industries that it believes will enhance its selling efforts within these certain industries.

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

     The Company employs six individuals dedicated to marketing the Company's facilities. Each facility performs marketing activities in its local region. The Senior Vice President of the Company coordinates the Company's national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. "At risk" contracts require that the Company provide all the clinically necessary behavioral health services for a group of people for a set fee per person per month. The Company currently has one at risk contract with a large insurance carrier, which requires the Company to provide behavioral health services to all of its insured in the state of Nevada for a fixed fee. This at risk contract represents less than 5% of the Company's total gross revenues. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

     The Company's integrated systems of comprehensive outpatient mental health programs complement the Company's inpatient facilities. These outpatient programs are strategically located in Nevada, Virginia, Michigan, and Utah. They make it possible for the Company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the Company operates Wellplace located in the Highland Ridge facility in Salt Lake City, Utah and in Detroit, Michigan. Wellplace provides clinical support, referrals, management and professional services for a number of the Company's national contracts. It gives the Company the capacity to provide a complete range of fully integrated mental health services.

     The Company provides services to employees of a variety of corporations including: Boyd Gaming, Conrail, CSX, the IUE, MCC, MGM, Union Pacific Railroad, Union Pacific Railroad Hospital Association, VBH, and others.

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

     The Company's pharmaceutical research operations compete for studies with other research companies located in the same areas as our research offices in Arizona and Michigan.


Revenue Sources and Contracts

     The Company has entered into relationships with numerous employers, labor unions and third-party payors to provide services to their employees and members for the treatment of substance abuse and psychiatric disorders. In addition, the Company admits patients who seek treatment directly without the intervention of third parties and whose insurance does not cover these conditions in circumstances where the patient either has adequate financial resources to pay for treatment directly or is eligible to receive free care at one of the Company's facilities. The Company's psychiatric patients either have insurance or pay at least a portion of treatment costs based on their ability to pay. Most of our patients are covered by insurance. Free treatment provided each year amounts to less than 5% of the Company's total patient days.

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

     Insurance companies and managed care organizations are entering into sole source contracts with healthcare providers, which could limit our ability to obtain patients. Private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. We are not aware of any lost business as a result of sole source contracts to date, as we have not been advised by any payor that we have been eliminated as a provider from their system based on an exclusivity contract with another provider. Continued growth in the use of carve-out systems could materially adversely affect our business to the extent we are not selected to participate in such smaller specialized networks or if the reimbursement rate is not adequate to cover the cost of providing the service.

Quality Assurance and Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") surveys and accredits the Company's inpatient facilities and the Company's outpatient facilities comply with the standards of National Commission on Quality Assurance ("NCQA") although the facilities are not NCQA certified. The Company's outpatient facilities in Michigan are certified by the American Osteopathic Association ("AOA"), which is nationally recognized by all payers as the measure of quality in outpatient treatment. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.

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

     Control of the healthcare industry exercised by federal, state and local regulatory agencies can increase costs, establish maximum reimbursement levels and limit expansion. Our Company and the health care industry are subject to rapid regulatory change with respect to licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, the addition of new services, compliance with physical plant safety and land use requirements, implementation of certain capital expenditures, reimbursement for services rendered and periodic government inspections. Governmental budgetary restrictions have resulted in limited reimbursement rates in the healthcare industry including our Company. As a result of these restrictions we cannot be certain that payments under government programs will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states, including the State of Michigan where the majority of our Medicaid Revenue is generated, are considering reductions in state Medicaid budgets


Health Planning Requirements

     Most of the states in which the Company operates have health planning statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state health planning agency must determine that a need exists for such new or additional beds, new services, equipment or capital expenditures. These state determinations of need or certificate of need ("DoN") programs are designed to enable states to participate in certain federal and state health related programs and to avoid duplication of health services. DoN's typically are issued for a specified maximum expenditure, must be implemented within a specified time frame and often include elaborate compliance procedures for amendment or modification, if needed.


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

Medicare Reimbursement

     Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2004, 14.70% of revenues for Harbor Oaks were derived from Medicare programs.

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

     Since the Harbor Oaks facility is currently PPS-exempt, it is not subject to the cost-based reimbursement limitations of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and regulations promulgated under the Act. Generally, TEFRA limits the amount of reimbursement a facility may receive to a target amount per discharge, adjusted annually for inflation. The facility's reasonable Medicare operating costs divided by Medicare discharges, plus a per diem allowance for capital costs during its base year of operations determines the target amount. It is not possible to predict the ability of Harbor Oaks to remain PPS-exempt or to anticipate the impact of TEFRA upon the reimbursement received by Harbor Oaks in future periods.

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

Medicaid Reimbursement

     Currently, the only facility of the Company that receives reimbursement under any state Medicaid program is Harbor Oaks. A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.

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

Employees

     As of July 30, 2004, the Company had 404 employees of whom six were dedicated to marketing, 131 (19 part time and 1 contingent) to finance and administration and 267 (31 part time and 40 contingent) to patient care. Until January of 2003, all of the Company's employees were leased through Team America, a national employee-leasing firm. The Company elected to discontinue the use of the leasing Company and begin processing payroll in-house or using a more traditional payroll service while providing more employee services when the benefit of using a leasing company began to diminish.

     The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 Union eligible nursing and administrative employees, voted for union (UAW) representation. Contract negotiations are in progress at this time.

     The limited number of healthcare professionals in the areas in which we operate may create staffing shortages. Our success depends, in large part, on our ability to attract and retain highly qualified personnel, particularly skilled health care personnel, which are in short supply. We face competition for such personnel from governmental agencies, health care providers and other companies and are constantly increasing our employee benefit programs, and related costs, to maintain required levels of skilled professionals. As a result of staffing shortages, we use professional placement services to supply us with a pool of professionals from which to choose. These individuals generally are higher skilled, seasoned individuals who require higher salaries, richer benefit plans, and in some instances, require relocation. We have also entered into contracts with agencies to provide short-term interim staffing in addition to placement services. These additional costs impact our profitability.

Insurance

     Each of the Company's facilities maintains separate professional liability insurance policies. Harbor Oaks, Highland Ridge Hospital, Mount Regis Center, Harmony Healthcare, Total Concept and Pivotal, Inc. each have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition, the Company has maintained the insurance coverage in place for Pivotal Research Centers, LLC of $3,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage, Harbor Oaks and Mount Regis Center each maintain an umbrella policy of $1,000,000. In addition, these entities maintain general liability insurance coverage in similar amounts.

     The parent Company maintains $1,000,000 of directors' and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The Company believes, based on its experience, that its insurance coverage is adequate for its business and, although cost has escalated in recent years, that it will continue to be able to obtain adequate coverage.

Acquisition and Expansion

     If we acquire new businesses or expand our businesses, the operating costs may be far greater than revenues for a significant period of time. The operating losses and negative cash flow associated with start-up operations or acquisitions could have a material adverse effect on our profitability and liquidity unless and until such facilities are fully integrated with our other operations and become self sufficient. Until such time we may be required to borrow at higher rates and less favorable terms to supplement short term operating cash flow shortages. The acquisition of Pivotal Research Centers, LLC in April 2004 has impacted our net operating results positively by approximately $131,000 for the months of May and June 2004. Since no receivables were purchased in the acquisition, the operations of May and June have impacted the Company's cash flow negatively by approximately $290,000, which will be reversed as we collect the receivables.



ITEM 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2009. The current annual payment under the lease is $76,800. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health. The lease is for a six-year term expiring December 31, 2009, which provides for monthly rental payments of approximately $21,500. Changes in rental payments each year are based on increases or decreases in the CPI. The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.

Mount Regis Center

     The Company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $358,800. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

     The Company owns or leases premises for each of its psychiatric facilities. Harmony, North Point Pioneer and Pivotal Research lease their premises. The Company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary. The Company believes that all of these premises are adequate for its current and anticipated needs.

      The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $1,500,000 mortgage on this property. The Company believes that these premises are adequate for its current and anticipated needs.

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

     In April 2004, the Company successfully resolved this medical malpractice lawsuit. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees is reflected in the operating results during the year ended June 30, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.

     In fiscal 2004, the State of Nebraska asked the Company to provide the history of payments received from the State of Nebraska and the payments made to a consultant in Nebraska for his work on the smoking cessation contract. In the fourth quarter of fiscal 2004, the Company became aware that the State and the Federal governments are investigating the consultant. The Company is cooperating fully with the investigating agencies on this matter and to date has expended approximately $120,000 in legal fees.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the Company's public offering which was declared effective on March 3, 1994, until December 2000 the Company's Units, Class A Common Stock and Class A Warrants were traded on the NASDAQ National Market under the symbols "PIHCU," "PIHC" and "PIHCW," respectively. In December 2000, the Company's stock was delisted due to failure to meet listing criteria. Currently, the Company's Class A Common Stock is traded on the NASDAQ Bulletin Board under the symbol "PIHC-BB." There is no public trading market for the Company's Class B Common Stock. The following table sets forth, for the periods indicated, the high and low sale price of the Company's Class A Common Stock, as reported by NASDAQ Bulletin Board.

                                                      HIGH             LOW
                                                     ________         ________

2003
        First Quarter                                $    .89         $    .56
        Second Quarter                               $    .85         $    .65
        Third Quarter                                $    .95         $    .69
        Fourth Quarter                               $    .94         $    .72

2004
        First Quarter                                $    .98         $    .72
        Second Quarter                               $   1.39         $    .83
        Third Quarter                                $   1.71         $   1.17
        Fourth Quarter                               $   1.37         $    .87

2005
        First Quarter (through August 31, 2004)      $    1.19        $    .93


     On August 31, 2004, the last reported sale price of the Class A Common Stock was $1.05. On July 30, 2004, there were 715 holders of record of the Company's Class A Common Stock and 312 holders of record of the Company's Class B Common Stock.

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

MARKET RISKS

     The Company's failure to meet listing requirements resulted in the delisting of the Company's stock from the Nasdaq Stock Market in December 2000. Since then, the Company's stock has been a bulletin board traded stock. The cost of trading on the bulletin board can be more than the cost of trading on the SmallCap market and since there may be an absence of market makers on the bulletin board the price may be more volatile and it may be harder to sell the securities. The shares have sold at prices varying between a low of $.56 and a high of $1.71 from July 2002 through July 2004. If our common stock is not actively traded, the small number of transactions can result in significant swings in the market price, and it may be difficult for stockholders to dispose of stock in a timely way at a desirable market price or may result in purchasing of shares for a higher price.

     Our right to issue convertible preferred stock may adversely affect the rights of the common stock. Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the quarters and years ended June 30, 2004 and 2003 . It should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and five outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide technology and internet support for the Company's other operations. It also continues to provide behavioral health information and education through its web site at Wellplace.com. The expenses of the internet operation decreased approximately 25% for the fiscal year ended June 30, 2004, as the total effect of cost cuts were realized. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Michigan and Arizona.

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

Critical Accounting Policies

     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves, income tax valuation allowances, and the impairment of goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company currently has one "at-risk" contract. The contract calls for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under this contract are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contract is considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Where a contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program.

     Contract support service revenue is a result of fixed fee contracts to provide telephone support. Revenue for these services is recognized ratably over the service period.

     All revenues reported by the Company are shown net of estimated allowances and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations."

Allowance for doubtful accounts:

     The provision for bad debt is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 70-100% of the outstanding balance. These percentages vary by facility based on each facility's experience in and expectations for collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 30% or greater of the total outstanding receivables balance.

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


Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers. Such valuations require the Company to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.


Results of Operations

Quarter ended June 30, 2004 as compared to June 30, 2003

     Total net revenue from all facilities, excluding the recent acquisition of Pivotal Research Centers, LLC, increased 9.1% to $6,885,321 for the quarter ended June 30, 2004 from $6,313,032 for the quarter ended June 30, 2003. This is due to increased census in our inpatient facilities and an increase in contract revenue provided by Wellplace. Total operating expenses related to this period increased 6.8% to $6,443,509 for the quarter ended June 30, 2004 from $6,035,579 for the quarter ended June 30, 2003. This is primarily due to the costs associated with the Wellplace contracts and additional Administrative expenses for salaries, benefits and general insurance costs. Net income for the same period increased 129.72% to $412,999 for the quarter ended June 30, 2004 from $179,786 for the same period last year.

Years ended June 30, 2004 as compared to June 30, 2003

     The Company's profitability from its ongoing operations, without the impact of the litigation and settlement costs of approximately $1,030,000, decreased for the fiscal year ended June 30, 2004. Higher expenses and less favorable overall economic conditions resulted in the decrease. Total revenues increased 11.8% to $26,648,845 for the year ended June 30, 2004 from $23,833,323 for the year ended June 30, 2003. Higher unemployment, reduced insurance coverage and increases in some operating expenses, resulted in a decrease in income from operations, before the expenses of the litigation noted above, of 18.7% to $1,175,536 for the year ended June 30, 2004 from $1,445,689 for the year ended June 30, 2003 and a decrease in income before taxes of 24.0% to $784,291 for the fiscal year ended June 30, 2004 from $1,031,976 for the fiscal year ended June 30, 2003.

     Total net patient care revenue from all facilities, increased 5.5% to $22,418,355 for the year ended June 30, 2004 as compared to $21,243,177 for the year ended June 30, 2003. Although occupancy and net revenue per patient day shown in "Operating Statistics" on page 7 of this report decreased, actual patient days increased by over 1,250 days. The decrease in percentage of occupancy is the result of the increase in available beds starting in November 2003 from 122 to 130. Net inpatient care revenue from inpatient psychiatric services increased 2.9% to $14,845,163 for the year ended June 30, 2004 from $14,430,069 for the fiscal year ended June 30, 2003. Net partial hospitalization and outpatient care revenue increased 11.2% to $7,573,192 for the year ended June 30, 2004 from $6,813,108 for the year ended June 30, 2003. This increase is the result of utilization of these step-down programs by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue increased 32.4% to $1,246,013 for the year ended June 30, 2004 from $940,772 for the year ended June 30, 2003. This increase is due to the recent acquisition of Pivotal Research Centers, LLC, which contributed $699,341 of revenue in the last two months of the period. The largest increase in revenues for the year was from Wellplace, formerly known as Pioneer Development and Support Services ("PDS2"). Wellplace revenues increased 80.9% to $2,984,477 for the year ended June 30, 2004 from $1,649,374 for the year ended June 30, 2003. This increase in revenue is due to the inclusion of the Wayne County call center contract, which began in March 2003 and the Kansas smoking cessation contract, which began in May 2003. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses, excluding Pivotal, increased by $510,187 to $12,186,386 for the year ended June 30, 2004 from $11,676,199 for the year ended June 30, 2003 due to the increase in patient census at our inpatient facilities. Inpatient census increased by approximately 1,250 patient days, 4%, for the year ended June 30, 2004 compared to the year ended June 30, 2003. Direct patient care payroll and payroll related expenses increased 6.3% to $10,553,817 for the year ended June 30, 2004 from $9,927,554 for the year ended June 30, 2003; food and dietary expense increased 9.4% to $524,023 for the year ended June 30, 2004 from $479,102 for the year ended June 30, 2003, hospital supplies expense increased 24.4% to $48,667 for the year ended June 30, 2004 from $39,116 for the year ended June 30, 2003, laundry expense increased 11.0% to $44,124 for the year ended June 30, 2004 from $39,761 for the year ended June 30, 2003 and Medical records expense increased 12.2% to $69,415 for the year ended June 30, 2004 from $61,865 for the year ended June 30, 2003. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness. Other patient related expenses decreased 31.3% to $237,806 for the year ended June 30, 2004 from $345,907 for the year ended June 30, 2003. This decrease is primarily due to the decrease in patients participating in pharmaceutical research studies through Pivotal in Michigan. Laboratory fees decreased 17.8% to $151,933 for the year ended June 30, 2004 from $184,810 for the year ended June 30, 2003 due to a change in service provider and closer monitoring of tests ordered. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census. (see "Operating Statistics" Part I, Item 1).

     Website expenses increased 35.2% to $293,200 for the year ended June 30, 2004 from $216,827 for the year ended June 30, 2003. This is a result of increased depreciation expense based on a revision of the estimated remaining useful life of the assets. Without this change, website expenses would have remained relatively stable. We expect Website expenses will remain at this level while the internet Company's focus remains internal.

     Cost of contract support services related to Wellplace increased 79.2% to $2,391,660 for the year ended June 30, 2004 from $1,398,602 for the year ended June 30, 2003. This increase is due to the inclusion of the Wayne County call center contract, which began March 2003 and the Kansas smoking cessation contract, which began in May 2003. Expenses are expected to increase as new contracts are added. Legal fees for Wellplace increased to $133,975 for the year ended June 30, 2004 from $12,352 for the year ended June 30, 2003. This disproportionate increase is a result of an inquiry by the State of Nebraska. (see "Legal Proceedings" Part 1, Item 3)

     Total administrative expenses, excluding Pivotal, increased 21.5% to $9,708,423 for the year ended June 30, 2004 from $7,987,508 for the year ended June 30, 2003. Legal expense increased approximately $1,068,000, which accounts for more than 62% of the increase. This is a result of the litigation and settlement described in "Legal Proceedings" on page 13 of this report. Administrative salaries increased 6.8% to $2,455,232 for the year ended June 30, 2004 from $2,297,918 for the year ended June 30, 2003. Greater competition for experienced health care administrative staff resulted in these increased salaries. Insurance expense increased 59.0% to $452,147 for the year ended June 30, 2004 from $284,306 for the year ended June 30, 2003 due to general increases in property and liability insurance. Accounting fees, which includes non-audit accounting services, including but not limited to cost reports and individual contract audits, provided by firms other than our principal audit firm, increased 3.0% to $185,626 for the year ended June 30, 2004 from $180,815 for the year ended June 30, 2003.

     Interest expense decreased 2.0% to $531,564 for the year ended June 30, 2004 from $542,269 for the year ended June 30, 2003. This decrease is due to the decrease in the prime rate, which dictates the interest rate on the majority of the Company's long-term debt and the decrease in outstanding debt. The Company also expensed $114,500 of costs related to the Company's initial efforts to finance the Pivotal acquisition through debt. This amount would have been amortized over the term of the loan had the loan been consummated. It was determined that equity financing would be in the best interest of the Company and its shareholders when more favorable loan terms could not be secured.
Without this one time expense, interest expense for the year would have decreased 23.1% to $417,064.

     The Company's income taxes of $11,294 and $54,234 for the years ended June 30, 2004 and June 30, 2003, respectively, are significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for fiscal 2004 and 2003 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to the uncertainty of its full recoverability given the Company's history of operating losses that may limit the accessibility of the loss carry-forwards.

     Provision for doubtful accounts increased 22.3% to $1,355,770 for the fiscal year ended June 30, 2004 from $1,108,498 for the fiscal year ended June 30, 2003. This increase is the result of an increase in the age of outstanding accounts receivable with many insurance carriers delaying payment as much as 180 days as well as increased overall revenue.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in its accounts receivable. Although the Company's gross receivables from direct patient care have decreased, the Company continues to reserve for bad debts based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves.

Liquidity and Capital Resources

     The Company`s net cash used in operating activities was $149,744 for the year ended June 30, 2004 compared to cash provided by operating activities of $1,406,694 for the year ended June 30, 2003. Cash used in operations in fiscal 2004 consists primarily of the net loss of $257,003, increase in total net accounts receivable of $731,540 due to increased revenue, an increase in prepaid expenses of $99,001, an increase in other assets of $135,904, a decrease in accrued expenses and other liabilities of $126,507 and an increase in deferred tax asset of $34,199. These uses of cash from operations were offset by depreciation and amortization of $321,835 and non-cash equity based charges of $99,498, which are non cash expenditures contributing to the net loss above and an increase in accounts payable of $813,077. The use of cash in operations results primarily from the loss from operations resulting from the litigation settlement and related legal fees as described in Legal Proceedings.

     Cash used in investing activities in fiscal 2004 consisted of $193,185 in capital expenditures for the acquisition of property and equipment and $2,191,697 related to the acquisition of the membership interest in Pivotal Research Centers, LLC compared to $226,100 in capital expenditures for the acquisition of property and equipment in fiscal 2003. (See Note L to the consolidated financial statements included herewith for additional detail regarding the acquisition of Pivotal Research Centers, LLC)

     Cash used in financing activities in fiscal 2004 consisted of $627,380 in net debt repayments, $4,000 in deferred financing cost, $3,026,665 received from the issuance of common stock and $68,827 paid in the purchase of treasury stock. In addition to these transactions, the Company also issued 50,000 shares of class B common stock at market value in the retirement of related party debt.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts increased approximately 6% to $5,261,202 on June 30, 2004 from $4,945,301 on June 30, 2003. This increase is a result of increased net revenue. The Company's goal is to maintain receivables at their current levels or to have any increases result from higher revenues and timing of receivables collection. Only better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment. Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     In order to facilitate the acquisition of the membership interest in Pivotal Research Centers, LLC, the Company determined that it would be in the best interest of the shareholders to finance the cash portion of the purchase price through equity as well as raise additional working capital, since debt with favorable terms was not available. Therefore, the Company offered 2,800,000 shares of Class A Common Stock at $1.10 per share in a private placement. The private placement also included 25% warrant coverage at an exercise price of $1.10 per share with a three-year term and standard anti-dilution features. This offering was completed in two stages. As a result of the first stage of the offering, in March 2004, the Company issued 684,999 shares of Class A Common Stock for $753,500 and warrants to purchase 171,248 additional shares of Class A

Common Stock. As a result of the second stage of this offering, in April 2004, the Company issued 1,918,196 shares of Class A Common Stock for $2,110,016 and warrants to purchase 479,549 additional shares of Class A Common Stock. The private placement facilitated the closing of the acquisition without incurring any additional bank debt, and also provides the necessary working capital for Pivotal to execute its business plan. . The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2004 are as follows:


      Year Ending                Term       Capital     Operating
      June 30,                   Notes      Leases       Leases       Total
                              __________   ________    __________    __________
      2005                    $1,713,395    $20,540    $1,495,087   $3,229,022
      2006                        55,899     14,532     1,322,882    1,393,313
      2007                        40,913      9,495     1,008,456    1,058,864
      2008                        44,353      2,072       823,136      869,561
      2009                       192,237         --       810,463    1,002,700
      Thereafter                 195,976         --       275,215      471,191
                              __________   ________    __________    __________
    Total minimum payments    $2,242,773    $46,639    $5,735,239    $8,024,651
                              ==========   ========    ==========    ==========

     In addition to the above term notes, the Company also has $250,000 in outstanding convertible debentures, which include the provision that the holders of the debentures may put all or any portion of the debentures to the Company at the original purchase price plus unpaid interest upon 30 days written notice. These debentures mature in December 2004 and will, unless the holders agree to extend the maturity date, be paid through our operating line of credit limiting available funds for operations. The Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000 bear interest at 6% per annum. These notes are subject to adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, no liability for these notes, or interest on the notes has been recorded. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on these two notes, if required, are scheduled to begin January 1, 2005. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and is included in the schedule above.

     The Company's current debt includes $1,500,000 due on the term loan, which is scheduled for repayment in November 2004. The Company plans to renew or replace this debt or extinguish it through an equity placement. Subsequent to year end, the Company entered into an agreement to sell 526,316 shares of preferred stock for $1,500,000 as an alternate financing plan should more favorable financing not be available. The Company believes that, with its revolving credit facility through its primary lender and cash flow from operations, it will have sufficient cash and financing available to fund its growing operations for the foreseeable future. The Company plans to expand its core business through increased capacity at its current facilities and the current expansion plans to add a leased facility in Detroit Michigan for up to 114 acute and long term psychiatric beds. The Company expects to open the first 30-bed unit when the build out has been completed and employees are in place, which is expected to be in the first quarter of the current fiscal year. The Company expanded its pharmaceutical research operations on April 30, 2004 through the acquisition of Pivotal Research Centers, LLC. Additional expansion in this area will be through opening additional locations and signing additional contracts. Any additional acquisitions will be funded through acquisition specific financing instruments.

     The Company has operated ongoing operations profitably for fourteen consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

Operating Risks

     Negative cash flow could arise as a result of slow government payments. The concentration of accounts receivable due from government payors could create a severe cash flow problem should these agencies fail to make timely payment. We had substantial receivables from Medicaid and Medicare of approximately $1,135,000 at June 30, 2004 and $1,078,000 at June 30, 2003, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments. This would result in lower net income for the same services provided and lower earnings per share.

     Negative Cash flow could impact our ability to meet obligations when due. If managed care organizations delay approving treatment, or reduce the patient length of stay or number of visits or reimbursement, our Company's ability to meet operating expenses is affected. As managed care organizations and insurance companies adopt policies that limit the length of stay for substance abuse treatment, our business is materially adversely affected since our revenues and cash flow go down and our fixed operating expenses continue or increase based on the additional resources required to collect accounts receivable.

     Reimbursement for substance abuse and psychiatric treatment from private insurers is largely dependent on our ability to substantiate the medical necessity of treatment. The process of substantiating a claim often takes up to four months and sometimes longer; as a result, we experience significant delays in the collection of amounts reimbursable by third-party payors, which requires us to increase staff to pursue payment and adversely affects our working capital condition. This causes amounts borrowed on our accounts receivable revolver to remain outstanding for longer periods of time resulting in higher interest expense in addition to the reduced income resulting from the shorter lengths of stay, which combined reduce net income and earnings per share.

     Aging of accounts receivables could result in our inability to collect receivalbes. As our accounts receivable age and become uncollectable our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $5,261,201 at June 30, 2004 compared with $4,945,301 at June 30, 2003. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable, Allowance of Doubtful Accounts at June 30, 2004 and 2003, respectively and Bad Debt Expense for the years ended June 30, 2004 and 2003:

                    Accounts Receivable    Allowance for doubtful    Bad Debt
                                                  accounts           Expense

  June 30, 2004         $7,287,090              $2,025,888           $1,355,770
  June 30, 2003          7,293,746               2,348,445            1,108,498

     Due to the Company's current negative working capital and recent losses from operations as a result of a medical malpractice litigation settlement and related legal fees of approximately $1,030,000, if the Company needs additional financing, it may require borrowing at unfavorable rates. We are utilizing, to the maximum extent, our accounts receivable funding facilities, which bear interest at the prime rate plus 2.25%, to meet our current cash needs. Should we require additional funds to meet our cash flow requirements or to fund growth or new investments, we may be required to meet these needs with more costly financing. Our current financing relationship is scheduled to terminate or renew as of November 2004. If we are unable to obtain needed financing, it could have a material adverse effect on our financial condition, operations and business prospects.

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs. We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of our total revenue is derived from these clients. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

Recent accounting pronouncements

     In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, "Revenue Recognition." SAB No. 104 was effective upon issuance. The adoption of SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.


     In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have an effect on the Company's operations, financial position or cash flows.

     In December 2003, the FASB issued a revision to FIN No. 46, "Consolidation of Variable Interest Entities." The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity
("VIE") to a broader group of entities than those previously considered special-purpose entities ("SPE's") and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation did not have an impact on the Company's financial position, results of operations, or cash flows.

ITEM 7.           FINANCIAL STATEMENTS.                       PAGE

Index                                                          F-1
Report of Independent Registered Public Accounting Firm        F-2
Consolidated balance sheets                                    F-3
Consolidated statements of operations                          F-4
Consolidated statements of changes in stockholders' equity     F-5
Consolidated statements of cash flows                          F-6,
Notes to consolidated financial statements                     F-8 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
PHC, Inc.
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                   /s/ BDO Seidman, LLP

Boston, Massachusetts
August 12, 2004 (except with respect to the matter discussed in Note M as to which the date is September 20, 2004)

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
                                                             June 30,
                                                       2004            2003
                                                  _____________     ___________
ASSETS (Note C)
 Current assets: (Note A)
     Cash and cash equivalents (Note A)            $  594,823       $   494,991
    Accounts receivable, net of allowance for
          doubtful accounts of $2,025,888
          and $2,348,445 at June 30, 2004
          and 2003, respectively  (Note A)           5,165,150        4,345,301
    Pharmaceutical research receivables                549,974          157,454
    Prepaid expenses                                   168,542           69,541
    Other receivables and advances                     310,221           97,552
    Deferred tax assets (Note F)                       842,806          808,607
    Other receivables, third party (Note A)                 --          172,043
                                                  _____________     ___________
         Total current assets                        7,631,516        6,145,489

Accounts receivable, non-current (Note A)               96,052          600,000
Other receivables (Note A)                              94,469          111,976
Property and equipment, net (Notes A, B, C, D
   and L)                                            1,353,975        1,295,113
Deferred financing costs, net of amortization
  of $134,109 and $130,109 at June 30, 2004
  and 2003, respectively                                    --            4,000
Customer relationships, net of amortization of
  $20,000 at June 30, 2004 (Notes A & L)             2,380,000               --
Goodwill (Notes A and L)                             1,416,119          969,099
Other assets (Note A)                                  339,438          286,046
                                                  _____________     ___________
         Total assets                              $13,311,569       $9,411,723
                                                  =============     ===========
LIABILITIES
Current liabilities:
    Accounts payable                               $ 1,668,509        $ 860,952
    Notes payable - related parties (Note E)                --          100,000
    Current maturities of long-term debt (Note C)    1,713,395          883,659
    Revolving credit note (Note C)                   1,714,380        1,103,561
    Deferred revenue                                    38,151          160,720
    Current portion of obligations under capital
      leases (Note D)                                   18,169           50,805
    Accrued payroll, payroll taxes and benefits      1,305,490        1,016,088
    Accrued expenses and other liabilities (Note K)    682,567          958,527
    Convertible debentures (Notes C)                   250,000          275,000
                                                  _____________     ___________
         Total current liabilities                   7,390,661        5,409,312

Long-term debt, less current maturities  (Note C)      529,378        2,030,285
Obligations under capital leases (Note D)               24,493           36,869
                                                  _____________     ___________
         Total liabilities                           7,944,532        7,476,466
                                                  _____________     ___________
Commitments and contingent liabilities
  (Notes D, G, H, I and L)

STOCKHOLDERS' EQUITY (Notes A, E, G, H, I and L)
Preferred stock, 1,000,000 shares authorized,
  none issued and outstanding                               --               --
Class A common stock, $.01 par value;
  20,000,000 shares authorized, 16,744,848
    and 13,437,067 shares issued at June 30,
    2004 and 2003, respectively.                       167,448          134,371
Class  B common stock, $.01 par value;
  2,000,000 shares authorized, 776,991 and
  726,991 issued and outstanding at June 30, 2004
  and 2003, respectively, each convertible into
  one share of class A common stock                      7,770            7,270
Additional paid-in capital                          22,791,637       19,147,604
Treasury stock, 168,136 and 97,804 class A
  common shares at cost at June 30, 2004 and
      2003, respectively.                             (141,207)         (72,380)
Notes receivable - common stock                             --          (80,000)
Accumulated deficit                                (17,458,611)     (17,201,608)
                                                  _____________     ___________

         Total stockholders' equity                  5,367,037        1,935,257
                                                  _____________     ___________
         Total liabilities and stockholders'
           equity                                  $13,311,569      $ 9,411,723
                                                  ============      ===========


See accompanying notes to consolidated financial statements.                F-3

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations
                                                For the Year Ended June 30,
                                                2004                   2003
                                             ___________            ___________
Revenues: (Note A)
     Patient care, net                       $22,418,355            $21,243,177
     Pharmaceutical study                      1,246,013                940,772
     Contract support services                 2,984,477              1,649,374
                                             ___________            ___________
         Total revenues                       26,648,845             23,833,323
                                             ___________            ___________
Operating expenses:
     Patient care expenses                    12,422,627             11,829,799
     Cost of contract support services         2,391,660              1,398,602
     Provision for doubtful accounts           1,355,770              1,108,498
     Website expenses                            293,200                216,827
     Administrative expenses                  10,040,052              7,833,908
                                             ___________            ___________
         Total operating expenses             26,503,309             22,387,634
                                             ___________            ___________
Income from operations                           145,536              1,445,689
                                             ___________            ___________

Other income (expense):
     Interest income                              44,731                 13,133
     Interest expense                           (531,564)              (542,269)
     Other income, net                            95,588                115,423
                                             ___________            ___________

         Total other expense, net               (391,245)              (413,713)
                                             ___________            ___________

Income (loss) before income taxes               (245,709)             1,031,976
Provision for income taxes (Notes A and F)        11,294                 54,234
                                             ___________            ___________

         Net income (loss)                    $(257,003)            $   977,742
                                             ===========            ===========

Basic income (loss) per common share (Note A) $    (.02)            $       .07
                                             ===========            ===========

Basic weighted average number of shares
  outstanding (Note A)                       14,731,395              13,944,047
                                             ===========            ===========

Fully diluted income (loss) per common share
  (Note A)                                    $    (.02)            $       .07
                                             ===========            ===========

Fully diluted weighted average number of
  shares outstanding (Note A)                14,731,395              14,564,078
                                            ============            ===========

See accompanying notes to consolidated financial statements.                F-4

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (See Notes A, E, G, H, I and L)

                                        Class A             Class B      Additional
                                      Common Stock        Common Stock     Paid-in
                                    Shares      Amount   Shares   Amount   Capital
                                _____________________________________________________
Balance - June 30, 2002            12,919,042  $129,190  726,991  $7,270  $18,769,863

Costs related to private
placements                                                                     (7,212)
Issuance of shares for options
   exercised                          408,025     4,081                       346,060
Issuance of warrants for services                                               3,185
Shares issued for employee
bonuses                                28,623       286                        18,726
Issuance of shares for warrants
   exercised                           62,363       624                         9,376
Issuance of employee stock
   purchase    plan shares             19,014       190                         7,606
Purchase of shares from former
   employee
Net income-year ended June 30,
   2003
                                    _____________________________________________________
Balance - June 30, 2003            13,437,067   134,371  726,991   7,270   19,147,604

Costs related to private
  placements                                                                  (46,578)
Issuance of shares for options
   exercised                           46,165       461                        50,169
Issuance of warrants for services                                              76,664
Shares issued for employee
bonuses                                11,016       110                        10,279
Issuance of shares for warrants
   exercised                          155,000     1,550                        95,050
Issuance of employee stock
   purchase    plan shares              8,238        83                         6,383
Purchase of shares from former
   employee
Net value of repriced options                                                   5,425
Forgiveness of stock purchase
   debt
Private placement                   2,660,012    26,600                     2,899,414
Shares issued in acquisition          427,350     4,273                       495,727
Conversion of debt into Class B
   common stock                                           50,000     500       51,500
Net loss year ended June 30, 2004____________________________________________________
Balance - June 30, 2004            16,744,848  $167,448  776,991  $7,770  $22,791,637
                                 ====================================================

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (con't)
Consolidated Statements of Changes In Stockholders' Equity (See Notes A, E, G, H, I and L)

                                                         Notes
                                                       Receivable
                                  Treasury Stock      Common Stock  Accumulated
                                 Shares    Amount       Purchase      Deficit       Total
                                ___________________________________________________________

Balance - June 30, 2002           38,126   $(30,988)    $(80,000)   $(18,179,350)   $615,985

Costs related to private
   placements                                                                         (7,212)
Issuance of shares for
   options exercised                                                                 350,141
Issuance of warrants for
   services                                                                            3,185
Shares issued for
   employee bonuses                                                                   19,012
Issuance of shares for
warrants exercised                                                                    10,000

Issuance of employee stock
   purchase plan shares                                                                7,796
Purchase of shares from
   former employee                59,678    (41,392)                                 (41,392)
Net income-year ended June
   30, 2003                                                              977,742     977,742
                               __________  __________   __________   ____________  __________

Balance - June 30, 2003           97,804    (72,380)     (80,000)    (17,201,608)  1,935,257

Costs related to private
   placements                                                                        (46,578)
Issuance of shares for
   options exercised                                                                  50,630
Issuance of warrants for
   services                                                                           76,664
Shares issued for
   employee   bonuses                                                                 10,389
Issuance of shares for
warrants  exercised                                                                    96,600
Issuance of employee stock
   purchase plan shares                                                                6,466
Purchase of shares from
   former employee                70,332    (68,827)                                 (68,827)
Net value of repriced
   options                                                                             5,425
Forgiveness of stock
   purchase debt                                          80,000                      80,000
Private placement                                                                  2,926,014
Shares issued in acquisition                                                         500,000
Conversion of debt into
   class B common stock                                                               52,000
Net loss-year ended June
   30, 2004                                                             (257,003)   (257,003)
                               __________  __________   __________    ___________  __________

Balance - June 30, 2004          168,136   $(141,207)   $     --    $(17,458,611) $5,367,037
                                =========  ==========   ===========  ============ ============

See accompanying notes to consolidated financial statements.                F-5

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                         For the Year
                                                        Ended June 30,
                                                       2004             2003
                                                    __________________________

Cash flows from operating activities:
  Net income (loss)                                     $(257,003)    $ 977,742
  Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating
        activities:
     Depreciation and amortization                        321,835       198,695
     Deferred income taxes                                (34,199)      (41,814)
     Non-cash compensation                                 74,142        22,686
     Fair value of warrants issued                         25,356         3,185
     Changes in operating assets and liabilities:
       Accounts receivable                               (731,540)      513,193
       Prepaid expenses and other current assets          (99,001)       (2,889)
       Other assets                                      (135,904)      (96,766)
       Accounts payable                                   813,077      (422,437)
       Accrued expenses and other liabilities            (126,507)      255,099
                                                       ___________    __________

     Net cash provided by (used in) operating
         activities                                      (149,744)    1,406,694
                                                       ___________    __________
  Cash flows from investing activities:
      Acquisition of property and equipment              (193,185)     (226,100)
      Costs related to business acquisition (Note L)   (2,191,697)           --
                                                       ___________    __________

           Net cash used in investing activities       (2,384,882)     (226,100)

Cash flows from financing activities:
      Repayment revolving debt, net                       610,819      (365,083)
          Proceeds from borrowings                         49,633       810,081
          Principal payments on long-term debt           (987,832)   (1,359,983)
      Deferred financing costs                              4,000         8,000
      Purchase of treasury stock                          (68,827)      (41,392)
      Proceeds from issuance of common stock, net       3,026,665        58,210
                                                       ___________    __________

          Net cash provided by (used in) financing
            activities                                  2,634,458      (890,167)
                                                      ___________    __________

Net increase in cash and cash equivalents                  99,832       290,427
Cash and cash equivalents, beginning of year              494,991       204,564
                                                      ___________    __________
Cash and cash equivalents, end of year                  $ 594,823     $ 494,991
                                                      ===========    ===========

Supplemental cash flow information:
  Cash paid during the period for:
          Interest                                      $ 452,454     $ 506,909
                                                      ===========    ===========
           Income taxes                                 $ 35,986      $ 121,323
                                                      ===========    ==========


See accompanying notes to consolidated financial statements.                F-6

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                   For the Year Ended June 30,
                                                          2004         2003
                                                   ____________________________

Supplemental disclosures of non-cash investing and
  financing activities:
  Conversion of debt into common stock                 $  52,000      $     --
  Issuance of common stock in cashless exercise
    of options                                            15,000       134,866
  Issuance of common stock in cashless exercise
    of warrants                                               --           424


Acquisition disclosure

On April 30, 2004, the Company acquired
Pivotal Research Centers, LLC (Note L):

   Property and equipment                  $   85,000
   Intangible assets                        2,847,020
   Accrued expenses                           (40,000)
   Accrued acquisition costs                 (149,016)
   Warrants issued in lieu of cash
      payment for acquisition costs           (51,307)
   Cash paid for purchase                  (2,191,697)
                                            __________

 Fair value of common stock issued         $  500,000
                                           ===========



See accompanying notes to consolidated financial statements.                F-7

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

     PHC, Inc. (the "Company") is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

(1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and six psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan and five outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

(2) Pharmaceutical study services, including three clinic study sites. Two in Arizona, in Peoria and Mesa, and one Michigan location in Royal Oak, Michigan. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research Centers;

(3) Call center and help line services, including two call centers, one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads, a smoking cessation contract with the state of Kansas and a call center contract with the state of Michigan. The call centers both operate as Wellplace; and

(4) Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.


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



                                                                            F-8

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and accounts receivable (continued):

     Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare. The Company's cost reports to Medicare are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 22% and 16% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2004 and 2003, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. To date, settlement adjustments have not been material.

     Patient care revenue is recognized as services are provided, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Pre -admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient. Revenue is not recognized for emergency provision of services for indigent patients. As of June 30, 2004, the Company has no outstanding balance in other receivables, third party, due as a result of cost report settlements.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Where contracts require completion of the study by the patient, no revenue is recognized until the patient completes the study program.

     Contract support service revenue is a result of fixed fee contracts to provide telephone support. Revenue for these services is recognized ratably over the service period,

     Long-term assets include accounts receivable non-current, other receivables and other assets. Accounts receivable, non-current consists of amounts due from former patients for service. This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the Company or its collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Accounts of former patients that do not comply with these supplemental payment agreements are written off when deemed unrecoverable. Other receivables included as long-term assets include the non-current portion of loans provided to employees and amounts due on a contractual agreement.

     Charity care amounted to approximately $147,096 and $54,263 for the years ended June 30, 2004 and June 30, 2003, respectively. Patient care revenue is stated net of charity care in the accompanying consolidated statements of operations.

     Additionally, the Company had accounts receivable from Medicaid and Medicare of approximately $1,136,000 at June 30, 2004 and $1,078,000 at June 30, 2003.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

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

Reliance on key clients

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs. The Company has entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of the Company's total revenue is derived from these clients. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company's consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

Cash equivalents:

     Cash  equivalents   include   short-term  highly  liquid  investments  with
maturities of less than three months when purchased.

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                        Estimated
               Assets                   Useful Life
            ______________________________________________________

            Buildings                   39 years
            Furniture and equipment      3 through 10 years
            Motor vehicles               5 years
            Leasehold improvements       Lesser of useful life or term of lease

Other assets:

     Other assets consists of deposits, advances and web development costs.

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets (continued):

may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2004.

Goodwill and other intangible assets:

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers. Such valuations require the Company to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

     Customer relationships, acquired as a part of the of the assets acquired in the membership interest purchase of Pivotal Research Centers, LLC, (Note L) are being amortized, using the straight-line method, over an estimated useful life of twenty years. Amortization expense of intangible assets, which amounted to $20,000 for the fiscal year ended June 30, 2004, is included in administrative expenses in the accompanying consolidated statement of operations. The following is a summary of amortization expense of intangible assets for the succeeding fiscal years as of June 30, 2004:

                     Year Ending
                     June 30,        Amount

                     2005         $  120,000
                     2006            120,000
                     2007            120,000
                     2008            120,000
                     2009            120,000
                     thereafter    1,780,000
                                  __________
                                  $2,380,000
                                  ==========
Goodwill:

     SFAS No. 142, "Goodwill and Other Intangible Assets", requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and other intangible assets: (continued):

     The Company's goodwill of $969,099 relating to the treatment services reporting unit of the Company and $447,020 related to the research study services reporting unit of the Company were evaluated under SFAS No. 142 as of June 30, 2004. As a result of the evaluation, the Company determined that no impairment exists. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS No. 142.

Fair value of financial instruments:

     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity and prevailing interest rates.

Basic and diluted income per share:

     Income per share is computed by dividing the income applicable to common shareholders, net of dividends charged directly to retained earnings, by the weighted average number of shares of common stock outstanding for each fiscal year. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal year ended June 30, 2003. Any increase in number of shares of common stock equivalents for the year ended June 30, 2004 would be anti-dilutive based on the year to date loss and therefore not included. The number of shares outstanding increased by 620,031 dilutive common stock equivalents for the fiscal year ended June 30, 2003.

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                       Years Ended June 30,
                                                        2004             2003
     Denominator for basic earnings per share-
       weighted  average shares                        14,731,395    13,944,047

     Effect of dilutive securities:
       Employee stock options                                  --       377,741
       Warrants                                                --       242,290
       Convertible debentures                                  --            --
                                                       ___________   __________

     Denominator for diluted earnings per share-
       adjusted weighted average shares and
       assumed conversions                             14,731,395    14,564,078
                                                       ===========  ===========


     The following table summarizes securities outstanding as of June 30, 2004 and 2003, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:



                                                                           F-12

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted income per share (continued):

                                                      Years Ended June 30,
                                                     2004            2003
                                                _______________________________

          Employee stock options                   945,000          29,500
          Warrants                               1,415,357         327,500
          Convertible debentures                   125,000         125,000
                                                 ____________     __________
                        Total                    2,485,357         482,000
                                                 ============     ==========

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

Comprehensive income:

     SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive net income (loss) is equal to its net income (loss) for all periods presented.

Stock-based compensation:

     Until January 1, 2003, all of the Company's employees were employed under leasing arrangements. The Company believes that its employee leasing arrangement met the employee definition requirements under FASB Interpretation ("FIN") No.44 "Accounting for Certain Transactions Involving Stock Compensation". The Company elected to discontinue the use of the leasing company and begin processing payroll in-house or using a more traditional payroll service while providing more employee services internally when it believed the benefit of using a leasing company began to diminish.

     For all periods presented in the accompanying financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FIN No. 44. The Company has elected to use the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) would have decreased (increased) to the pro forma amounts indicated as follows:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued):
                                                              Year Ended
                                                               June 30,
                                                          2004          2003
                                                     __________________________

  Net income (loss), as reported                      $ (257,003)    $ 977,742

  Add:  Stock-based employee compensation
    expense included in reported net income
    (loss), net of related tax effects                    74,142        22,686

  Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related taxes         (134,630)      (78,575)
                                                      ____________   ___________
  Pro forma net income (loss)                         $ (317,491)    $ 921,853
                                                      ============   ===========
  Earnings (loss) per share:
    Basic - as reported                               $    (0.02)    $    0.07
                                                      ============   ===========
    Basic - pro forma                                 $    (0.02)    $    0.07
                                                      ============   ===========
    Diluted - as reported                             $    (0.02)    $    0.07
                                                      ============   ===========
    Diluted - pro forma                               $    (0.02)    $    0.06
                                                      ============   ===========

     The Company has computed the pro forma disclosures for stock options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and certain results during each of the two years ended June 30, 2004 were as follows:
                                                                June 30,
                                                         2004            2003
                                                      __________     __________
    Risk free interest rate                                4.00%          6.00%
    Expected dividend yield                                   --             --
    Expected lives                                    5-10 years     5-10 years
    Expected volatility                                      30%            30%
    Weighted average value of grants per share              $.46           $.29
    Weighted average remaining contractual life of
      options outstanding (years)                           4.05           3.76

Reclassifications:

     Certain June 30, 2003 amounts have been reclassified to be consistent with the June 30, 2004 presentation.

Recent accounting pronouncements:

     In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance. The adoption of SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued):

     In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have an effect on the Company's operations, financial position or cash flows.

     In December 2003, the FASB issued a revision to FIN No. 46, "Consolidation of Variable Interest Entities." The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity
("VIE") to a broader group of entities than those previously considered special-purpose entities ("SPE's") and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation did not have an impact on the Company's financial position, results of operations, or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:
                                                             June 30,
                                                       2004            2003
                                                  ____________________________

  Land                                            $   69,259       $   69,259
  Buildings                                        1,136,963        1,136,963
  Furniture and equipment                          1,446,005        1,284,646
  Motor vehicles                                     134,995           92,871
  Leasehold improvements                             570,291          508,441
                                                  ___________      ___________
                                                   3,357,513        3,092,180

  Less accumulated depreciation and amortization   2,003,538        1,797,067
                                                  ___________      ___________
  Property and equipment, net                     $1,353,975       $1,295,113
                                                  ===========      ===========



                                                                           F-15

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                                 June 30,
                                                          2004          2003
                                                      ___________   __________
9% mortgage note due in monthly installments of
   $4,850 including interest through July 1, 2012,
   when the remaining principal balance is payable,
   collateralized by a first mortgage on the PHC
   of Virginia, Inc, Mount Regis Center facility.       $358,811      $383,498
Note payable issued in conjunction with the final
   earn-out on the BSC-NY, Inc. acquisition due
   in monthly installments of $11,567 including
   interest at 11% through July 2005.                    141,148       257,384
Note payable issued in conjunction with the final
   earn-out on the BSC-NY, Inc. acquisition due in
   monthly installments of $3,653 including interest
   at 11% through July 2005.                              44,573        81,279
Note payable due in monthly installments of $429
   including  interest at 8.69% through May
     2004.                                                    --         4,536
Note payable due in monthly installments of $665
   including interest at 10.8% through November 2005.     10,211        16,705
Term mortgage note payable with principal installments
  of $45,000 beginning  December 2001 through November
  2002 and increasing annually by $5,000 through November
  2004 at which time the remaining balance becomes due.
  The note bears interest at prime (4.0% at June 30,
  2004) plus 3.5% and is collateralized by all assets
  of PHC of Michigan, Inc., guaranteed by PHC, Inc. and
  may be renewed at maturity at the lender's discretion.
  In May 2003, $500,000 was paid on the revolving credit
  note through an increase in this note. At that time,
  the payments were increased by $5,000 each month but
  all other terms and conditions of the original note
  remain in effect.                                    1,500,542     2,170,542

Note payable  due in monthly installments of $775
  including interest at 3.9% through October 2008.        36,978           --
Note payable in conjunction with the earn out of
  the Pivotal Research Centers, LLC acquisition.
  Minimum payment amount $200,000 in class A common
  stock due March 2009 interested imputed at 6%.
  (Note L)                                               150,510           --
                                                       ___________  ___________
                            Total                      2,242,773     2,913,944
Less current maturities                                1,713,395       883,659
                                                       ___________  ___________
Long-term portion                                     $  529,378   $ 2,030,285
                                                      ============ ============

Maturities of long-term debt are as follows as of June 30, 2004:

      Year Ending
      June 30,                                Amount
      _______________________________________________

      2005                               $ 1,713,395
      2006                                    55,899
      2007                                    40,913
      2008                                    44,353
      2009                                   192,237
      Thereafter                             195,976
                                         ___________
                                          $2,242,773

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     The Company has a revolving credit note under which a maximum of $3,000,000 may be outstanding at any time. At June 30, 2004 and 2003, the outstanding balance was $1,714,380 and $1,103,561, respectively. Advances are available based on a percentage of accounts receivable and principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (4.0% at June 30, 2004) plus 2.25%. The agreement is automatically renewable for one-year periods unless terminated by either party. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company's subsidiaries and guaranteed by PHC.

     On December 7, 1998, the Company issued the principal sum of $500,000 of convertible debentures with interest at 12% per annum that are due on December 2, 2004. Interest is payable quarterly. The debentures and any unpaid interest are convertible into shares of common stock at the rate of $1,000 for 500 shares of common stock, which equates to $2.00 per share of class A common stock. The traded market price of the Company's common stock at the date of issuance of the convertible debentures was $1.188 per share and accordingly there was no beneficial conversion feature. The holders of the debentures have the right to put all or any portion of the debentures to the Company at the original purchase price plus unpaid interest upon 30 days written notice beginning December 3, 2001. Accordingly, the debt is classified as a current liability on the accompanying consolidated balance sheets. The Company has the right to call the debentures upon the same terms as above. If called, the holders of the debentures then have 20 days from the date of written notice to exercise their conversion privilege as to any debentures not then already converted. In July 2002, the holders of the debentures exercised the put provision in the agreement as to 50% of the outstanding debentures, which was paid as stipulated in the agreement. The current outstanding balance of the debentures is $250,000.

NOTE D - CAPITAL LEASE OBLIGATION

     At June 30, 2004, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $4,100 and $4,500 for fiscal 2004 and 2003, respectively, and terms expiring from July 2004 through July 2007.

     The carrying value of assets under capital leases included in property and equipment is as follows:

                                                              June 30,
                                                        2004          2003
                                                     _________________________

       Equipment and improvements                      $116,185     $ 141,998
       Less accumulated amortization                    (65,007)      (69,322)
                                                     ___________    __________
                                                       $ 51,178      $ 72,676
                                                     ===========    ==========

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2004:

           Year Ending June 30,
           2005                                                  $20,540
           2006                                                   14,532
           2007                                                    9,495
           2008                                                    2,072
                                                                 ________
           Total future minimum lease payments                    46,639
           Less amount representing interest                       3,977
                                                                ________
           Present value of future minimum lease payments         42,662
           Less current portion                                   18,169
                                                               _________

           Long-term obligations under capital leases            $24,493
                                                               =========
                                                                           F-17

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE E - NOTES PAYABLE - RELATED PARTIES

Related party debt is summarized as follows:                      June 30,
                                                              2004         2003
                                                          __________  _________
Notes payable,  Tot Care, Inc., a company owned by the
President and principal stockholder,  interest at 12%
and payable on demand.  During fiscal 2004, this debt
was extinquished by the issuance of fifty thousand
shares of class B common stock issued, at market,
$52,000, and cash payment for the balance of $48,000
and accrued interest.                                      $    --     $100,000

NOTE F - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                             Year Ended
                                                               June 30,
                                                          2004           2003
                                                      ________________________
      Temporary differences attributable to:
        Allowance for doubtful accounts               $  811,000    $  939,000

        Depreciation                                     109,000        68,000

        Reserves not currently deductible and other      759,000       201,000

        Operating loss carryforward                    3,800,000     3,628,000
                                                      __________      _________
                   Total deferred tax asset            5,479.000     4,836,000
                                                      __________      _________
      Less:
        Valuation allowance                           (4,636,194)   (4,027,393)
                                                      __________      _________
      Subtotal                                           842,806       808,607
                                                      __________      _________
        Current portion                                 (842,806)     (808,607)
                                                      __________     __________
                   Long-term portion                 $        --    $       --
                                                     ===========     ==========

     Although the Company experienced a loss for the current fiscal year due to a legal settlement and related legal expenses, the Company anticipates that it will have sufficient taxable income in future fiscal years to realize its net deferred tax asset. The Company closed three facilities that contributed most significantly to its past losses, the Franvale Nursing and Rehabilitation Center, the Good Hope Center and the Pioneer Counseling of Virginia clinics. The Company also closed its practice management business and has implemented procedures to improve the operating efficiency of its remaining centers.

     The components of the income tax provisions for the years ended June 30, 2004 and 2003 are as follows:

                                             2004             2003
                                          __________________________

      Current
        Federal                           $      --         $     --
        State                                45,493           96,048
                                          __________        __________
                                             45,493           96,048
                                          __________        __________
      Deferred
        Federal                                  --          (35,542)
        State                               (34,199)          (6,272)
                                          __________        __________
                                            (34,199)         (41,814)
         Income tax provision              $  11,294        $  54,234
                                          ==========        ==========
                                                                           F-18

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE F - INCOME TAXES (CONTINUED)

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2004 and 2003 is as follows:
                                                              2004        2003

      Income tax provision at federal statutory rate          34.0%      34.0%
      Increase (decrease) in tax resulting from
        State tax provision, net of federal benefit            4.5%       4.5%
        Non-deductible expenses                                1.0%       1.3%
        Other, net                                            (5.0%)     (0.5%)
        Valuation allowance                                  (34.0%)    (34.0%)
                                                             ________   _______
      Effective income tax rate                                1.0%       5.3%
                                                             ========   =======

     At June 30, 2004 the Company had a federal net operating loss carryforward amounting to approximately $10,000,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2024.

     The Company has provided a significant valuation allowance against its deferred tax asset at June 30, 2004 and 2003 due to the uncertainty of its full recoverability given the Company's history of operating losses.

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

     The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through September 2009. Rent expense for the years ended June 30, 2004 and 2003 was approximately $1,035,000 and $899,000, respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2004 are as follows:

                   Year Ending
                     June 30,                Amount

                     2005                 $ 1,495,087
                     2006                   1,322,882
                     2007                   1,008,456
                     2008                     823,136
                     2009                     810,463
                     Thereafter               275,215
                                          ___________
                                           $5,735,239

Notes Receivable:

     In August 2000, the Company entered into agreements with nine officers and directors to provide each officer and director with $10,000 with which to purchase stock. One individual left the Company on February 28, 2001 and forfeited all rights. The agreement called for the parties to sign notes, which would provide the purchased shares as security, with the Company releasing the shares, and canceling the officers' and directors' obligations under the Notes based on specific PHC stock price targets. In the event that the stock price targets were not met,

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

the agreement called for the cancellation of the obligation and release of the shares on the third anniversary of the agreement. The notes were cancelled pursuant to these provisions in August 2003, which resulted in a compensation charge of $80,000 during the quarter ended September 30, 2003. Under FIN 44, the shares underlying the notes were subject to variable accounting but did not result in any material change in value during any period presented.

Litigation:

     Various legal proceedings, claims and investigations of a nature considered normal to its business operations are pending against the Company. The most significant of these matters is described below.

     A medical malpractice claim was filed by a former patient against the Company's subsidiary, North Point-Pioneer, Inc. and a former clinician, alleging sexual abuse by a former clinician that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fees for conduct. The clinician declared bankruptcy and was not a party to the proceeding. After numerous successful motions by the Company to reduce the amount of the verdict, a judgment in the amount of $3,079,741 was entered on October 24, 2003.

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

     In April 2004, the Company successfully resolved this medical malpractice lawsuit. As a result of the settlement, the Company made payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees is reflected in the operating results of the year ended June 30, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.

     In fiscal 2004 the State of Nebraska asked the Company to provide the history of payments received from the State of Nebraska and the payments made to a consultant in Nebraska for his work on the smoking cessation contract. In the fourth quarter of fiscal 2004, the Company became aware that the State and the Federal governments are investigating the consultant. The Company is cooperating fully with the investigating agencies on this matter and to date has expended approximately $120,000 in legal fees.

Contingent Notes Payable:

     In conjunction with the acquisition of Pivotal Research Centers,  LLC (Note
L), the Company signed three notes, with face amounts of $1,000,000, $500,000 and $1,000,000. The ultimate amount payable under these notes is based on the future earnings of the acquired entity. Since all but $200,000 is contingent on future earnings only $200,000 less imputed interest has been recorded as a liability as of June 30, 2004 as stipulated in SFAS No. 141.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE H - STOCK AND STOCK PLANS

Common Stock

     The Company has authorized two classes of common stock, the Class A common stock and the Class B common stock. Subject to preferential rights in favor of the holders of the Preferred Stock, the holders of the common stock are entitled to dividends when, as and if declared by the Company's Board of Directors. Holders of the Class A common stock and the Class B common stock are entitled to share equally in such dividends, except that stock dividends (which shall be at the same rate) shall be payable only in Class A common stock to holders of Class A common stock and only in Class B common stock to holders of Class B common stock.

Class A Common Stock

     The Class A common stock is entitled to one vote per share with respect to all matters on which shareholders are entitled to vote, except as otherwise required by law and except that the holders of the Class A common stock are entitled to elect two members to the Company's Board of Directors.

     The Class A common stock is non-redeemable and non-convertible and has no pre-emptive rights. The shares of Class A common stock offered hereby and the shares issued on the exercise of the warrants will be fully paid and non-assessable.

Class B Common Stock

     The Class B common stock is entitled to five votes per share with respect to all matters on which shareholders are entitled to vote, except as otherwise required by law and except that the holders of the Class A common stock are entitled to elect two members to the Company's Board of Directors. The holders of the Class B common stock are entitled to elect all of the remaining members of the Board of Directors.

     The Class B common stock is non-redeemable and has no pre-emptive rights.

     Each share of Class B common stock is convertible, at the option of its holder, into a share of Class A common stock. In addition, each share of Class B common stock is automatically convertible into one fully-paid and non-assessable share of Class A common stock (i) upon its sale, gift or transfer to a person who is not an affiliate of the initial holder thereof or (ii) if transferred to such an affiliate, upon its subsequent sale, gift or other transfer to a person who is not an affiliate of the initial holder. Shares of Class B common stock that are converted into Class A common Stock will be retired and cancelled and shall not be reissued.

     All of the outstanding shares of Class B common stock are fully paid and nonassessable.

Preferred Stock

     The Board of Directors is authorized, without further action of the shareholders, to issue up to 1,000,000 shares in one or more classes or series and to determine, with respect to any series so established, the preferences, voting powers, qualifications and special or relative rights of the established class or series, which rights may be in preference to the rights of common stock. No shares of the Company's preferred stock are currently issued or outstanding.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

Stock Plans

     The Company has three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

     The stock option plan provides for the issuance of a maximum of 1,300,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

     The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 500,000 shares may be issued under this plan.

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2004, options for 145,500 shares were granted under this plan. A maximum of 350,000 shares may be issued under this plan. Each outside director is granted an option to purchase 10,000 shares of Class A common stock at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

     Under the above plans, at June 30, 2004, 1,775,063 shares were available for future grant or purchase.

     The Company had the following activity in its stock option plans for fiscal 2004 and 2003:
                                                                Weighted-
                                              Number             Average
                                               of              Exercise Price
                                             Shares             Per Share

     Balance - June 30, 2002                1,275,000             $0.37
     Granted                                  297,500             $0.73
     Exercised                               (555,000)            $0.25
     Expired                                  (15,500)            $0.52
                                           ____________         ________
     Balance - June 30, 2003                1,002,000             $0.54
     Granted                                  130,000             $1.17
     Exercised                                (68,500)            $0.41
     Expired                                 (118,500)            $0.49
                                           ____________         ________
     Balance - June 30, 2004                  945,000             $0.64
                                           ============         ========

     The following tables summarize information about stock options outstanding and exercisable at June 30, 2004:

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

                                   Weighted-Average
                 Number            Remaining Contractual
 Exercise      Outstanding           Life of Options        Number Exercisable
  Price      At June 30,2004        Outstanding (years)     At June 30, 2004
_______________________________________________________________________________

  $ .19              5,000                1.6                    5,000
    .22              8,000                2.8                    8,000
    .25             50,000                5.1                    5,000
    .30            286,500                2.7                  286,500
    .35             40,000                6.0                   30,000
    .45             33,000                2.5                   24,750
    .55            138,000               4.25                  103,500
    .69             25,000                3.5                   12,500
    .74             50,000                7.5                   15,000
    .75            150,000                3.2                   77,500
    .76             20,000                4.5                    5,000
    .81              6,000                5.5                    6,000
    .87             10,000                4.5                    2,500
    .97             15,000                4.9                    3,750
   1.03              6,000                4.5                    6,000
   1.07             10,000                4.9                    2,500
   1.33             50,000                8.5                   12,500
   1.45             25,000                4.6                    6,250
   2.06              6,000                3.5                    6,000
   3.50              6,000                2.6                    6,000
   6.63              5,500                1.5                    5,500
  _____           ________            ________                _________
  $ .64            945,000               4.05                  629,750
  =====            ========              =====                 ========

     The Company re-priced options to purchase 791,500 shares of class A common stock in January 2001. During the fiscal year ended June 30, 2004, 43,500 of the repriced options were exercised and 10,000 expired. As a result of this modification, 50,000 of the options remaining at June 30, 2004 are subject to variable accounting from the date of the modification as they become vested. The compensation expense related to the vested re-priced options was approximately $16,435 and $2,505 for the years ended June 30, 2004 and 2003, respectively.

NOTE I - CERTAIN CAPITAL TRANSACTIONS

     In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following warrants outstanding at June 30, 2004:

   Date of                                           Number of      Exercise      Expiration
  Issuance                Description                  Shares          Price         Date
_______________________________________________________________________________________________

12/31/1998  Warrants issued with convertible
             debenture $9,240 value charged to
             professional fees over term of
             debentures                           43,694 shares   $ .57 per share  Dec 2004
07/01/1999  Warrants issued for convertible
             debentures finders fee
             $5,745 value charged to professional
             fees over term of debentures          17,281 shares  $ .58 per share  July 2004
08/01/1999  Warrants issued for convertible
             debentures finders fee $4,187 value
             charged to professional fees over term
             of debentures                         17,362 shares  $ .58 per share  Aug 2004
                                                                           F-23

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
NOTE I - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

   Date of                                           Number of      Exercise      Expiration
  Issuance                Description                  Shares          Price         Date
_______________________________________________________________________________________________

07/05/1999  Warrants for investment banker services
             $12,944 value charged to professional
             fees over service period               68,744 shares $ .79 per share  July 2004
10/05/1999  Warrants for investment banker services
             $6,042 value charged to professional
             fees over service period               68,744 shares $ .79 per share  Oct 2004
03/31/2000  Warrants issued for services $10,000
             value charged to website development and
             $1,247 charged to professional fees when
             extended                               16,483 shares $ .91 per share  Mar 2005
05/26/2000  Warrants issued as additional interest
             on debt $33,264 value charged to interest
             expense                                60,000 shares $1.50 per share  May 2005
12/20/2000  Warrants issued for investment banker
             services $1,938 value charged to
             professiona fees                       28,573 shares $ .15 per share  Dec 2005
04/15/2001  Warrants issued for investor relations
             consulting services $1,136 value charged
             to professional fees                   10,000 shares $ .25 per share  Apr 2006
05/15/2001  Warrants issued for investor relations
             consulting services $2,577 value charged
             to professional fees                   10,000 shares $ .25 per share  May 2006
06/15/2001  Warrants issued for investor relations
             consulting services $2,577 value charged
             to professional fees                   10,000 shares $ .25 per share  June 2006
07/20/2001  Warrants issued for investor relations
             consulting services $1,786 value charged
             to professional fees                   12,000 shared $ .35 per share  July 2006
02/08/2002  Warrants issued for investor relations
             consulting services $391 value charged
             to professional fees                    3,000 shares $ .50 per share  Feb 2007
03/01/2002  Warrants issued for investor relations
             consulting services $1,476 charged to
             professional fees                      34,874 shares $ .36 per share  Mar 2007
03/01/2002  Warrants issued for investor relations
             consulting services $398 charged to
             professional fees                      23,709 shares $ .63 per share  Mar 2007
03/01/2002  Warrants issued for investor relations
             consulting services $310 charged to
             professional fees                       3,000 shares $ .50 per share  Mar 2007
04/01/2002  Warrants issued for investor relations
             consulting services $310 value charged
             to professional fees                    3,000 shares $ .50 per share  Apr 2007
05/01/2002  Warrants issued for investor relations
             consulting services $790 charged to
             professional fees                       3,000 shares $ .50 per share  May 2007
05/07/2002  Warrants issued as a finders fee in
             connection  with preferred stock
             conversion                            151,783 shares $ .45 per share  May 2005
05/07/2002  Warrants issued as a  finders fee in
             connection with preferred stock
             conversion.                            50,594 shares $ .50 per share  May 2005
04/01/2003  Warrants issued for consulting services
             $3,185 charged to professional fees.   10,000 shares $1.00 per share  April 2008
07/03/2003  Warrants issued for conslting services
             $4,430 charged to professional fees    20,000 shares $ .84 per share  July 2008
09/22/2003  Warrants issued for consulting services
             $6,261 charged to professional fees    20,000 shares $ .90 per share  Sept 2008
10/20/2003  Warrants issued for invester relations
             consulting services $6,842 charged to
             professional fees                      30,000 shares $ .86 per share  Oct 2006
10/20/2003  Warrants issued for invester relations
             consulting services $6,578 charged to
             professional fees                      30,000 shares $ .84 per share  Oct 2006
03/02/2004  Warrants issued in a private placement
             of class A common stock               114,431 shares $1.10 per share  Mar 2007
04/29/2004  Warrants issued in a private placement
             of class A common stock               479,549 shares $1.10 per share  Apr 2007
04/30/2004  Warrants issued as a finders fee in
             connection with the acquisition of
             Pivotal, $51,307 recorded  as
             acquisition costs.                    200,000 shares  $1.24 per share Apr 2007

     Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and charged to operations consistent with the underlying reason the warrants were issued. Charges to operations in connection with these warrants were $25,358 and $3,185 in fiscal 2004 and 2003, respectively. These warrants were all fully vested at grant date.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE I- CERTAIN CAPITAL TRANSACTIONS  (CONTINUED)

     Under existing dilution agreements with other stockholders, the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effects of transactions through June 30, 2004 are reflected in the table above. The value of the additional shares issuable as a result of these dilution provisions was not material.

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



                        Treatment   Pharmaceutical     Contract    Administrative
                        Services    Study Services     Services       Services    Eliminations  Total
                        _______________________________________________________________________________

  For the Year ended
   June 30, 2004
Revenues-external
   customers            $22,418,355   $1,246,013    $2,984,477     $       --   $      --   $26,648,845

Revenues - intersegment     197,780           --         4,140      3,234,840  (3,436,760)           --
Segment net income
(loss)                    1,822,642      (68,870)      706,817     (2,717,592)         --      (257,003)
Total assets              7,799,709    3,620,676       283,666      1,607,518          --    13,311,569
Capital expenditures        126,848        2,208         5,973         58,156          --       193,185
Depreciation &
   amortization             175,810       28,325         4,371        113,329          --       321,835
Goodwill                    969,099      447,020            --             --          --     1,416,119
Interest expense            378,163        2,307            --        151,094          --       531,564
Income tax expense           10,000        1,294            --             --          --        11,294

   For the Year ended
     June 30, 2003
Revenues-external
   customers            $21,243,177     $940,772   $1,649,374      $       --   $      --   $23,833,323
Revenues - intersegment     286,200           --           --       2,962,224    (3,248,424)         --
Segment net income
(loss)                    2,962,177       90,153      334,772      (2,409,360)                  977,742
Total assets              7,534,816      180,373           --       1,696,534          --     9,411,723
Capital expenditures        210,497        3,517                       12,086          --       226,100
Depreciation &
   amortization             146,553        4,802        2,464          44,876          --       198,695
Goodwill                    969,099           --           --              --          --       969,099
Interest expense            402,260          818           --         139,191          --       542,269
Income tax expense           54,234           --           --              --          --        54,234


                                                                           F-25

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE K - ACCRUED EXPENSES AND OTHER LIABILITIES
         Accrued expenses and other liabilities consist of the following:

                                                             June 30
                                                     2004             2003
                                               _______________________________
                Accrued professional fees        $  468,035        $ 683,277
                Accrued operating expenses          203,068          263,294
                Income tax payable                   11,464           11,956
                                                ____________       __________
                               Total              $ 682,567        $ 958,527
                                                ============       ==========

NOTE L - ACQUISITIONS

     On April 30, 2004, the Company acquired Phoenix-based Pivotal Research Centers, LLC, ("Pivotal") significantly expanding the Company's clinical research capabilities and geographic presence. As part of the acquisition, one of the former owners and the CEO signed three year employment and non-compete agreements.

     Pivotal performs all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites. Pivotal currently has approximately 22 enrolling studies and an additional 31 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research.

     The Company paid $1.5 million in cash and $500,000 in PHC, Inc. Class A common stock based on the closing market price of $1.17. The value of the class A common stock was determined in accordance with EITF 99- 12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." Additionally, the Company agreed to three performance-based notes which are staged during the next five years based on future profitability and secured by all the assets of Pivotal as well as by PHC, Inc.'s ownership interest in Pivotal.

     Note A is a secured promissory note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2005. The outstanding principal will be adjusted in the first and second years of the note based on adjusted EBITDA as defined in the agreement of $780,000. Where adjusted EBITDA of greater then $780,000 for each period increases the note value by the difference and adjusted EBITDA of less than $780,000 will decrease the note value by the difference. Quarterly payments are then made based on the adjusted value of the notes.

     Note B is a secured promissory note with a face value of $500,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2007. The outstanding principal will be adjusted on February 1, 2006 based on annual adjusted EBITDA as defined in the agreement of $780,000 for the adjustment period of January 1, 2005 through December 31, 2006. Where adjusted EBITDA greater then $780,000 for the adjustment period increases the note value by the difference and adjusted EBITDA of less than $780,000 for the adjustment period will decrease the note value by the difference. Quarterly payments are then made based on the adjusted value of the notes.

     Note C is a secured promissory note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of March 31, 2009 and annual payments commencing on March 31, 2005. Note payment amounts will be determined based on the adjusted EBITDA as defined in the agreement of the non-Pivotal Research business for each payment period beginning at the effective date of the agreement and ending on December 31, of 2004 and each year thereafter multiplied by .35. In addition this note provides for the issuance of up to $200,000 in PHC, Inc. Class A common stock, should the total of the five note payments be less then the $1,000,000 face value of the note.

                                                                           F-26

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004 and 2003

NOTE L - ACQUISITIONS (CONTINUED)

         The purchase price was allocated as follows:
                  Furniture and equipment             $   85,000
                  Customer relationships               2,400,000
                  Goodwill                               447,020
                  Accrued Expenses                        40,000
                                                   ______________
                                                      $2,892,020

The fair value assigned to customer relationships was based upon the results of an independent appraisal.

The acquisition of Pivotal is accounted for as a purchase under SFAS No. 141, "Business Combinations". Accordingly, the operating results of Pivotal have been included in the Company's consolidated statements of operations since the acquisition date. Goodwill generated from this acquisition is deductible for tax purposes over a period of 15 years. The Company estimates the useful lives of customer relationships to be twenty years.

Since all but $200,000 of these notes is contingent on future earnings, only $200,000, less imputed interest, has been recorded as of June 30, 2004 as stipulated in SFAS No. 141.

Based on unaudited data, the pro forma results of operations as though the acquisition was completed at the beginning of the periods indicated below are as follows. Management does not believe such results are necessarily indicative of future operations. The pro forma shares outstanding include the shares issued in the acquisition and the private placement shares issued to fund the acquisition, as though they were issued at the beginning of the periods shown.

                                                      Year Ended June 30,
                                                     (In thousands except
                                                        per share data)
                                                      2003              2004
                                                  ___________     ___________


     Revenues                                     $  27,774         $  30,231

     Net income                                       1,389               191

     Basic income per common share                      .09               .01

     Fully diluted income per common share              .08               .01

NOTE M -SUBSEQUENT EVENTS

     Subsequent to year end, the Company entered into an agreement to sell 526,316 shares of Preferred Stock for $1,500,000 as an alternative to the Company's term loan refinancing should the Company be unable or unwilling to refinance when the loan becomes due in November 2004. As consideration for the binding obligation of the investor under this agreement the Company paid $10,000 in cash to the investor. This agreement was entered into to provide part of the documentation required by Company's auditor's in their consideration of the Company's ability to continue as a going concern.



                                                                           F-27

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

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and officers of the Company as of June 30, 2004 are as follows:

     Name                 Age                Position
______________________________________________________________________________

Bruce A. Shear             49   Director, President and Chief Executive Officer
Robert H. Boswell          56   Senior Vice President
Paula C. Wurts             55   Controller, Treasurer and Assistant Clerk
Gerald M. Perlow, M.D.     66   Director and Clerk
Donald E. Robar (1)(2)     67   Director
Howard W. Phillips         74   Director
William F. Grieco (1)(2)   50   Director
David E. Dangerfield (1)   63   Director

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

     BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February 1996. From 1976 to 1980, he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over fifteen years. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976. Since November 2003, Mr. Shear has been a member of the board of directors and compensation committee of Vaso Active Pharmaceuticals, Inc., a public company marketing and selling over-the-counter pharmaceutical products that incorporate Vaso's transdermal drug delivery technology.

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

     DONALD E. ROBAR has served as a Director of the Company since 1985 and as the Treasurer from February 1996 until April 2000. He served as the Clerk of the Company from 1992 to 1996. Dr. Robar has been a professor of Psychology at Colby-Sawyer College in New London, New Hampshire from 1967 to 1997 and is now Professor Emeritus. Dr. Robar received an Ed.D. from the University of Massachusetts in 1978, an M.A. from Boston College in 1968 and a B.A. from the University of Massachusetts in 1960.

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

     WILLIAM F. GRIECO has served as a Director of the Company since February 18, 1997. Mr. Grieco has been a Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization servicing science and technology companies, since 1999. From 2001 to 2002, he also served as Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology Company. From 1995 to 1999 he was Senior Vice President and General Counsel for Fresenius Medical Care North America. Prior to that, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm. Mr. Grieco received a BS from Boston College in 1975, an MS in Health Policy and Management from Harvard University in 1978 and a JD from Boston College Law School in 1981.

     DAVID E. DANGERFIELD has served as a Director of the Company since December 2001. Since 1977, he has served as the Chief Executive Officer for Valley Mental Health in Salt Lake City, Utah. Since 1974, Mr. Dangerfield has been a partner for Professional Training Associates (PTA). In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services. David Dangerfield serves as a Board member of the Mental Health Risk Retention Group and Utah Alliance for the Mentally Ill, an advocacy organization of family and friends of the mentally ill, which are privately held corporations, and the Utah Hospital Association, which is a state organization. Mr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.

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


ITEM 10.    Executive Compensation

Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company owns and is the beneficiary on a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

Executive Compensation

     Three executive officers of the Company received compensation in the 2004 fiscal year which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2004, 2003 and 2002:

                           Summary Compensation Table
                                                               Long Term
                                                               Compensation
                               Annual Compensation             Awards
                               ___________________             _____________
 (a)                    (b)    (c)      (d)      (e)           (g)             (i)
                                                                Securities
Name and                                         Other Annual   Underlying      All Other
Principal               Year   Salary   Bonus    Compensation   Options/SARs   Compensation
Position                        ($)      ($)         ($)            (#)             ($)
___________________________________________________________________________________________
Bruce A. Shear          2004  $345,416  $25,147   $15,395 (1)        --       $    --
 President and Chief    2003  $306,771  $25,000   $15,730 (2)    40,000       $11,200
 Executive Officer      2002  $310,000  $37,500   $71,390 (3)    20,000       $ 3,400

Robert H. Boswell       2004  $155,417  $32,794   $15,582 (4)        --       $   --
 Senior Vice President  2003  $152,937  $40,147   $12,820 (5)    25,000       $ 7,000
                        2002  $137,000  $ 7,000   $67,301 (6)    25,000       $ 3,725

Paula C. Wurts          2004  $129,125  $17,647   $13,901 (7)        --       $    --
 Controller, Treasurer  2003  $116,981  $22,000   $11,270 (8)    25,000       $ 7,000
 And Assistant Clerk    2002  $111,800  $ 2,000   $36,825 (9)    25,000       $ 3,725

(1) This amount represents $5,063 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $5,532 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $912 in club membership dues paid by the Company for the benefit of Mr. Shear, $3,888 personal use of a Company car held by Mr. Shear.

(2) This amount represents $4,057 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, $1,387 in premiums paid by the Company with respect to disability insurance for the benefit of Mr. Shear, $2,009 in club membership dues paid by the Company for the benefit of Mr. Shear and $3,509 personal use of a Company car held by Mr. Shear.

(3) This amount represents $3,983 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, $336 in club membership dues paid by the Company for the benefit of Mr. Shear, $2,678 personal use of a Company car held by Mr. Shear and $59,625 based on the intrinsic value of the repricing of options held by Mr. Shear.

(4) This amount represents a $6,000 automobile allowance, $4,650 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $428 in membership dues paid by the Company for the benefit of Mr. Boswell, $699 in benefit derived from the purchase of shares through the employee stock purchase plan, and $3,805 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(5) This amount represents a $6,000 automobile allowance, $3,212 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $640 in membership dues paid by the Company for the benefit of Mr. Boswell, $617 in benefit derived from the purchase of shares through the employee stock purchase plan, $401 in club membership dues paid by the Company for the benefit of Mr. Boswell and $1,950 based on the intrinsic value of the repricing of options held by Mr. Boswell

(6) This amount represents a $6,000 automobile allowance, $2,323 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $640 in membership dues paid by the Company for the benefit of Mr. Boswell, $363 in benefit derived from the purchase of shares through the employee stock purchase plan, and $57,975 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(7) This amount represents a $4,800 automobile allowance, $5,063 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $233 in benefit derived from the purchase of shares through the employee stock purchase plan and $3,805 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(8) This amount represents a $4,800 automobile allowance, $4,211 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $309 in benefit derived from the purchase of shares through the employee stock purchase plan and $1,950 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(9) This amount represents a $4,800 automobile allowance, $4,319 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $181 in benefit derived from the purchase of shares through the employee stock purchase plan and $27,525 based on the intrinsic value of the repricing of options held by Ms. Wurts.

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

COMPENSATION COMMITTEE

     During fiscal 2004 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco. The Compensation Committee met twice during fiscal 2004. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary. As required by the SEC, all members of the compensation committee are independent.

AUDIT COMMITTEE

     During fiscal 2004 the Audit Committee consisted of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco. As required by the SEC, all members of the committee are independent and Dr. Dangerfield serves as the chairmen and is the financial expert on the committee. The Audit Committee met five times during fiscal 2004. Two committee members attended all of the meetings and one committee member missed two of the meetings.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the Company's first stock option plan on August 26, 1993. This stock option plan has expired however, options to purchase 709,000 shares remain outstanding under the plan. On September 22, 2003 the Board of Directors adopted the Company's current stock option plan and the stockholders of the Company approved the plan on December 31, 2003. The Stock Plan provides for the issuance of a maximum of 1,300,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

     During the fiscal year ended June 30, 2004, the Company issued additional options to purchase 90,000 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $.79 to $1.45. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     A total of 68,500 options were exercised in a cashless exercise during the fiscal year ended June 30, 2004, of which 43,500 options were exercised at $.25 and 25,000 were exercised at $.70.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan"), which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of class A common stock to be issued under the plan.

     As of June 30, 2004 a total of 139,437 shares of class A common stock have been issued under the plan. Eleven employees are participating in the current offering period under the plan, which began on February 1, 2004 and will end on January 31, 2005.

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

     On February 18, 1997, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $3.50 per share. On January 22, 1998, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $2.06. On February 23, 1999, the Company issued options to purchase 6,000 shares of Class A Common Stock under the Director Plan at an exercise price of $1.03.
On December 28, 1999, the Company issued options to purchase 6,000 shares of class A common stock under the Director Plan at an exercise price of $.81. On January 11, 2001 the Company issued options to purchase 6,000 shares of class A common stock under the Director Plan at an exercise price of $.22. On December 19, 2001 the Company issued options to purchase 30,000 shares of class A common stock under the Director Plan at an exercise price of $.35. On January 8, 2003 the Company issued options to purchase 40,000 shares of class A common stock under the Director Plan at an exercise price of $.74. On January 9,2004 the Company issued options to purchase 40,000 shares of class A common stock under the Director Plan at an exercise price of $1.33. As of June 30, 2004, none of the options issued had been exercised.

     The following table provides information about options granted to the named executive officers during fiscal 2004 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                              Individual Grants
(a)                   (b)           (c)            (d)            (e)
                                     % of Total
                       Number of     Options/SARs
                       Securities    Granted to     Exercise
                       Underlying    Employees      or Base
                       Options/SARs  in Fiscal      Price         Expiration
 Name                  Granted (#)     Year         ($/Share)        Date
_______________________________________________________________________________

Bruce A. Shear                  0
Robert H. Boswell               0
Paula C. Wurts                  0

All Directors and Officers
 as a group (8 Persons)    50,000      38.4%     $1.33     01/09/2009-01/08/2014

     The following table provides information about options exercised by the named executive officers during fiscal 2004 and the number and value of options held at the end of fiscal 2004.


(a)                   (b)        (c)           (d)                      (e)
                                               Number of
                                               Securities         Value of
                                               Underlying         Unexercised
                                               Unexercised        In-the-Money
                                               Options/SARs       Options/SARs
                     Shares                    at FY-End (#)      at FY-End ($)
                     Acquired on  Value        Exercisable/       Exercisable/
Name                 Exercise (#) Realized ($) Unexercisable ($)  Unexercisable
________________________________________________________________________________
Bruce A. Shear              0     $     0       102,000/50,000   $69,870/$31,500
Robert H. Boswell       3,750       3,750        67,250/27,083   $44,723/$15,354
Paula C. Wurts          3,750       3,750        67,250/30,417   $44,723/$18,221

All Directors and
 Officers as a group
 (8 persons)           17,375     $16,380      510,250/235,750 $315,040/$106,245


     In January 2001, all 791,500 shares underlying the then outstanding employee stock options were repriced to $0.25, which was greater than the then current market price, using the existing exercise durations. The computed effect of the option repricing of $16,435 and $2,505 was charged to salaries in the fiscal years ended June 30, 2004 and 2003, respectively.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of July 30, 2004 by each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:

                         Name and Address    Amount and Nature        Percent of
Title of Class         of Beneficial Owner   of Beneficial Owner (12)   Class
_______________________________________________________________________________
Class A Common Stock    Bruce A. Shear                518,995(1)         3.1%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Robert H. Boswell             188,802(2)         1.1%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Paula C. Wurts                135,988(3)          *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Howard W. Phillips            138,625(4)          *
                        P. O. Box 2047
                        East Hampton, NY 11937
                        Gerald M. Perlow              106,250(5)          *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        Donald E. Robar               105,852(6)          *
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        William F. Grieco             100,875(7)          *
                        115 Marlborough Street
                        Boston, MA   02116
                        David E. Dangerfield           17,500(8)          *
                        5965 South 900 East
                        Salt Lake City, UT 84121
                        All  Directors and Officers
                        as a Group (8 persons)      1,312,887(9)         7.7%

                         Name and Address    Amount and Nature        Percent of
Title of Class         of Beneficial Owner   of Beneficial Owner (12)   Class
_______________________________________________________________________________

Class A Common Stock    Marathon Capital Mgmt, LLC    853,900            5.1%
(continued)             P. O. Box 771
                        Hunt Valley, MD  21030
                        Peter S. Lynch                668,681            4.0%
                        82 Devonshire Street, S8A
                        Boston, MA  02109
Class B Common Stock
(10)                    Bruce A. Shear                721,259(11)       92.8%
                        c/o PHC, Inc.
                        200 Lake Street
                        Peabody, MA   01960
                        All Directors and Officers    721,259           92.8%
                        as a Group (8 persons)

*    Less than 1%

1. Includes 102,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.75 per share.
2. Includes 67,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.25 to $.75 per share.
3. Includes 67,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.25 to $.75 per share.
4. Includes 73,375 shares issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $1.33 per share.
5. Includes 60,125 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
6. Includes 63,625 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
7. Includes 59,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.50 per share.
8. Includes 17,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $ .55 to $1.33 per share.
9. Includes an aggregate of 510,250 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 6,000 have an exercise price of $3.50 per share, 6,000 have an exercise price of $2.06 per share, 12,500 have an exercise price of $1.33 per share, 6,000 have an exercise price of $1.03 per share, 6,000 have an exercise price of $.81 per share, 70,000 have an exercise price of $.75 per share, 15,000 have an exercise price of $.74 per share, 103,500 have an exercise price of $.55 per share, 11,250 have an exercise price of $.45 per share, 30,000 have an exercise price of $.35 per share, 230,500 have an exercise price of $.30 per share and 8,000 have an exercise price of $.22 per share.
10. Each share of class B common stock is convertible into one share of class A common stock automatically upon any sale or transfer or at any time at the option of the holder.
11. Includes 56,369 shares of class B common stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.

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

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of July 30, 2004:

                  Bruce A. Shear .......................................20.08%
                  All Directors and Officers as a Group
                    (8 persons).........................................23.48%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Related Party Indebtedness

     For approximately the last fifteen years, Bruce A. Shear, a director and the President and Chief Executive Officer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. The borrowings generally were entered into when the Company did not have financing available from outside sources and, in the opinion of the Company, were entered into at market rates given the financial condition of the Company and the risks of repayment at the time the loans were made.

     During the period ended June 30, 2004, the Company paid Mr. Shear and affiliates approximately $62,515 in principal and accrued interest under the related party notes. The remaining balance of this debt, $52,000, was converted into 50,000 shares of class B common stock at the then current market price for class A common stock. As of June 30, 2004 all outstanding related party debt has been eliminated.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

   Exhibit No.                        Description

     3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994. Commission file number 333-71418).
    3.1.1 Articles of Amendment filed with the Commonwealth of Massachusetts. (Filed with the 10-QSB dated May 1997. Commission file number 0-22916).
    3.1.2 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1.2 to the Company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
     3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
     4.1 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No. 2 and No. 3. (Filed as exhibit 4.19 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
     4.2 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000. (Filed as exhibit
          4.20 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.3 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.4 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
     4.5 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit 4.29 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.6 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated August 1, 1999. (Filed as exhibit 4.30 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.7 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated April 5, 1999. (Filed as exhibit 4.31 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.8 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1999. (Filed as exhibit 4.32 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
     4.9 Common Stock Purchase Warrant by and between PHC, Inc. and Heller Healthcare Finance, Inc. for 60,000 shares of Class A Common Stock. (Filed as exhibit 4.37 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
     4.10 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.38 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
     4.11 Warrant Agreement issued to Marshall Sterman to purchase 10,000 Class A Common shares dated April 15, 2001. (Filed as exhibit 4.41 to the Company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
     4.12 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.36 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).

   Exhibit No.                           Description

     4.13 Form of Subscription Agreement and Warrant. (Filed as exhibit 4.22 to the Company's report on Form 8-K filed with th Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
     5.1 Opinion of Arent Fox PLLC. (Filed as exhibit 5.1 to the Company's report on Form S-3 filed with the Securities and Exchange Commission on July 6, 2004. Commission file number 333-117146).
    10.1 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994. Commission file number 333-71418).
    10.2 Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994. Commission file number 0-22916).
    10.3 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.52 to the
          Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
    10.4 Unconditional Guaranty of Payment and performance by and between PHC, Inc. in favor of HCFP. (Filed as exhibit 10.112 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 25, 1997. Commission file number 0-22916).
    10.5 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.122 to the Company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    10.6 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.123 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    10.7 Financial Advisory Agreement, Indemnification Agreement and Warrant by and between Brean Murray & Company and PHC, Inc. dated 06/01/97. (Filed as exhibit 10.125 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
    10.8 Loan and Security Agreement by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.139 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.9 Credit Line Deed of Trust by and between PHC of Virginia, Inc., and HCFP Funding II, Inc. dated July 1998. (Filed as exhibit 10.140 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.10 Promissory Note for $50,000 dated May 18, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.142 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.11 Promissory Note for $50,000 dated June 9, 1998 by and between PHC, Inc. and Tot Care, Inc. (Filed as exhibit 10.143 to the Company's Registration Statement on Form SB-2 dated July 24, 1998. Commission file number 333-59927).
    10.12 Amendment No. 1 to Loan and Security Agreement in the amount of $4,000,000 by and among HCFP Funding, Inc., and PHC of Michigan, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc., and Pioneer Counseling of Virginia, Inc. dated as of February 18, 1998. (Filed as exhibit 10.57 to the Company's report on Form 10-KSB dated October 13, 1998. Commission file number 0-22916).

  Exhibit No.                        Description


    10.14 Amendment number 1 to Loan and Security Agreement dated February 17, 2000 by and between PHC of Michigan, Inc., PHC, of Utah, Inc., PHC of Virginia, Inc., PHC of Rhode Island, Inc. and Pioneer Counseling of Virginia, Inc. and Heller Healthcare Finance, Inc., f/k/a HCFP Funding in the amount of $2,500,000. (Filed as exhibit 10.70 to the Company's report on Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000. Commission file 0-22916).
    10.15 Promissory Note for $532,000 dated May 30, 2000 by and between PHC, Inc. and Irwin J. Mansdorf, Ph.D. (Filed as exhibit 10.76 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    10.16 Promissory Note for $168,000 dated May 30, 2000 by and between PHC, Inc. and Yakov Burstein, Ph.D. (Filed as exhibit 10.77 to the
          Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    10.17 Settlement Agreement and Mutual Releases by and between PHC, Inc. and Yakov Burstein, Ph.D. and Irwin J. Mansdorf, Ph.D. dated May 30, 2000. (Filed as exhibit 10.78 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
    10.18 Amendment number 2 to Loan and Security Agreement originally dated February 18, 1998 by and among PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. in the amount of $3,000,000 amended as of May 24, 2001. (Filed as exhibit
          10.46 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
    10.19 Amendment  Number  3 dated  December  6,  2001 to  Loan  and  Security
          Agreement dated February 18, 1998 by and between PHC of Michigan, Inc., PHC of Utah, Inc., and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc. providing collateral for the Loan and Security Agreement in the amount of $3,000,000. (Filed as exhibit
          10.50 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.20 Consolidating Amended and Restated Secured Term Note in the amount of $2,575,542 dated December 6, 2001 by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. (Filed as exhibit 10.51 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.21 Amended and Restated Revolving Credit Note in the amount of $3,000,000 dated December 6, 2001 by and between PHC of Michigan,
          Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc. (Filed as exhibit 10.52 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.22 Amended and Restated Consolidated Mortgage Note in the amount of $5,688,598 dated December 6, 2001 by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. (Filed as exhibit 10.53 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.23 Third Amended and Restated Cross-Collateralization and Cross-Default Agreement dated December 6, 2001 by and between PHC, Inc., PHC of Michigan, Inc., PHC of Utah, Inc. and PHC of Virginia, Inc. and Heller Healthcare Finance, Inc. (Filed as exhibit 10.54 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on February 12, 2002. Commission file number 0-22916).
    10.24 The Company's 1993 Stock Purchase and Option Plan, as amended December 2002. (Filed as exhibit 10.34 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
    10.25 The Company's 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (Filed as exhibit 10.35 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).

 Exhibit No.                      Description

    10.26 The Company's 1995 Employee Stock Purchase Plan, as amended December 2002. (Filed as exhibit 10.36 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
    10.27 First Amended Consolidating Amended and Restated Secured Term Note by and between PHC of Michigan, Inc. and Heller Healthcare Finance, Inc. (Filed as exhibit 10.26 on form 10-KSB, filed with the Securities and Exchange Commission on September 19, 2003. Commission file number 0-22916).
    10.28 Membership Purchase Agreement between PHC, Inc. and Pivotal Research Centers, LLC and its Sellers Louis C. Kirby, Carol A. Colombo and Anthony A. Bonacci dated April 30, 2004. (Filed as exhibit 10.27 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.29 Pledge Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A. Bonacci. (Filed as
          exhibit 10.28 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.30 Security Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A. Bonacci. (Filed as exhibit 10.29 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.31 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A. Bonacci (Note A). (Filed as exhibit 10.30 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.32 Secured Promissory Note dated April 30, 2004 in the amount of $500,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A. Bonacci (Note B). (Filed as exhibit 10.31 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.33 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A. Bonacci (Note C). (Filed as exhibit 10.32 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.34 Kirby Employment and Non-Compete Agreement. (Filed as exhibit 10.33 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.35 Colombo Employment and Non-Compete Agreement. (Filed as exhibit 10.34 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.36 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.35 the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
    10.37 Subscription Agreement entered into September 20, 2004 by and between PHC, Inc. and Sandor Capital Master Fund, LP, together with the registration rights agreement and the form of certificate of designation. (Filed as exhibit 10.37 the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2004. Commission file number 0-22916).
   * 21.1 List of Subsidiaries.
   * 23.1 Consent of BDO Seidman, LLP (independent registered public accounting firm).
   * 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   * 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   * 32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Indicates exhibits filed with this registration statement

(b) REPORTS ON FORM 8-K.

     The Company filed two reports on form 8-K during the quarter ended June 30, 2004. One report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 12 of the instructions for form 8-K. The second report provided information regarding the Company's acquisition of 100% membership interest in Pivotal Research Centers, LLC. The second report was also amended during the quarter to report pro-forma financial information for the acquisition, which was not available when the first report was filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PHC, INC.


Date: September 24, 2004                By: /S/ BRUCE A. SHEAR
                                                Bruce A. Shear, President
                                                and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


          SIGNATURE                TITLE(S)                         DATE


/s/ BRUCE A. SHEAR             President, Chief              September 24, 2004
_________________________      Executive Officer and
    Bruce A. Shear             Director  (principal
                               executive officer)


/s/ PAULA C. WURTS             Controller and Treasurer      September 24, 2004
_________________________      (principal  financial
    Paula C. Wurts             and accounting officer)


/s/ GERALD M. PERLOW           Director                      September 24, 2004
_________________________
    Gerald M. Perlow


/s/ DONALD E. ROBAR            Director                      September 24, 2004
_________________________
    Donald E. Robar


                               Director                      September 24, 2004
_________________________
    Howard Phillips


 /s/ WILLIAM F. GRIECO         Director                      September 24, 2004
_________________________
     William F. Grieco


/S/ DAVID E. DANGERFIELD       Director                      September 24, 2004
_________________________
    David E. Dangerfield