Form 10-Q
period 2004-09-30
PHC INC /MA/
filed 2004-11-12
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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


Applicable only to corporate issuers
Number of shares outstanding of each class of common equity, as of October 31, 2004

         Class A Common Stock       16,599,985
         Class B Common Stock          776,991

 Transitional Small Business Disclosure Format
 (Check one):
 Yes______   No X


                                    -- 1 --

                                    PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and June 30, 2004.

          Condensed Consolidated Statements of Operations (unaudited) - Three months ended September 30, 2004 and September 30, 2003.

          Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended September 30, 2004 and September 30, 2003.

          Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K.


Signatures

                                    -- 2 --

PART I. FINANCIAL INFORMATION
Item 1  Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                       September 30,   June 30,
                           ASSETS                         2004          2004
_______________________________________________________________________________
Current assets:
  Cash and cash equivalents                             $ 156,959   $  594,823
  Accounts receivable, net of allowance for doubtful
   accounts  of $1,775,046 at September 30, 2004,
   $2,025,888 at June 30, 2004                          5,672,548    5,165,150
   Prepaid expenses                                       534,374      168,542
   Other receivables and advances                       1,380,282      860,195
   Deferred income tax asset                              937,406      842,806
                                                       ___________  ___________
       Total current assets                             8,681,569    7,631,516
Accounts receivable, non-current                           85,000       96,052
Other receivable                                           88,995       94,469
Property and equipment, net                             1,539,754    1,353,975
Deferred financing costs                                   60,000           --
Customer relationships, net of amortization of
 $50,000 at September 30, 2004 and $20,000 at June 30,
 2004                                                   2,350,000    2,380,000
Goodwill                                                1,434,972    1,416,119
Other assets                                              357,453      339,438
                                                       ___________  ___________
      Total assets                                    $14,597,743  $13,311,569
                                                      ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 2,024,485  $ 1,668,509
  Current maturities of long-term debt                    487,898    1,713,395
  Revolving credit note                                 1,952,058    1,714,380
  Deferred revenue                                        107,147       38,151
  Current maturities of obligations under capital
   leases                                                  44,504       18,169
  Accrued payroll, payroll taxes and benefits           1,286,307    1,305,490
  Accrued expenses and other liabilities                  749,772      682,567
  Convertible debentures                                  250,000      250,000
                                                       ___________  ___________
     Total current liabilities                          6,902,171    7,390,661
                                                       ___________  ___________
Long-term debt, less current maturities                 1,525,994      529,378
Obligations under capital leases, net of current
  maturities                                               22,267       24,493
                                                       ___________  ___________
     Total noncurrent liabilities                       1,548,261      553,871
                                                       ___________  ___________
     Total liabilities                                  8,450,432    7,944,532
                                                       ___________  ___________
Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
    none outstanding at
    September 30, 2004 and June 30, 2004                       --           --
  Class A common stock, $.01 par value; 20,000,000
    shares authorized 16,772,348 and 16,744,848
    shares issued September 30, 2004 and June
    30, 2004, respectively                                167,723      167,448
  Class B common stock, $.01 par value; 2,000,000
    shares authorized, 776,991 issued and outstanding
  September 30, 2004 and June 30,
    2004, convertible into one share of Class A common
    stock                                                   7,770        7,770
  Additional paid-in capital                           22,809,888   22,791,637
  Treasury stock, 181,738 shares at September 30,
    2004 and 168,136 at June 30, 2004, at cost           (155,087)    (141,207)
  Accumulated deficit                                 (16,682,983)  17,458,611)
                                                       ___________  ___________
  Total stockholders' equity                            6,147,311    5,367,037
      Total liabilities and stockholders' equity      $14,597,743  $13,311,569
                                                      ===========  ===========

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 3 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                          2004         2003
                                                     __________________________
Revenues:
  Patient care, net                                   $ 6,209,499  $ 5,192,560
  Pharmaceutical studies                                1,086,590      143,482
  Contract support services                               661,426      767,125
                                                       ___________  ___________
Total revenue                                           7,957,515    6,103,167
                                                       ___________  ___________
Operating expenses:
  Patient care expenses                                 3,430,945    2,694,015
  Cost of contract support services                       516,909      553,929
  Provision for doubtful accounts                         254,109      462,891
  Website expenses                                         46,981       66,695
  Administrative and other operating expenses           2,823,736    2,146,091
                                                       ___________  ___________
Total operating expenses                                7,072,680    5,923,621
                                                       ___________  ___________
Income from operations                                    884,835      179,546
                                                       ___________  ___________
Other income (expense):
  Interest income                                          17,039        2,724
  Other income, net                                        12,809       14,771
  Interest expense                                       (113,055)    (133,892)
                                                       ___________  ___________
Total other expense, net                                  (83,207)    (116,397)
                                                       ___________  ___________
Income before provision for taxes                         801,628       63,149

Provision for income taxes                                 26,000       10,000
                                                       ___________  ___________
           Net income                                  $  775,628   $   53,149
                                                       ==========   ==========
Basic net income per common share                      $      .04   $      .00
                                                       ==========   ==========
Basic weighted average number of shares outstanding    17,360,604   14,069,204
                                                       ==========   ==========
Fully diluted net income per common share              $      .04   $      .00
                                                       ==========   ==========
Fully diluted weighted average number of shares
  outstanding                                          18,155,364   14,789,056
                                                       ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 4 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                             September 30,
                                                            2004         2003
_______________________________________________________________________________

 Cash flows from operating activities:
  Net income                                              $ 775,628   $ 53,149
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                           99,025     63,088
     Non cash stock-based compensation                        6,926     86,223
      Deferred taxes                                        (94,600)        --
  Changes in:
    Accounts receivable                                  (1,010,959)  (334,004)
    Prepaid expenses                                       (365,832)  (309,320)
    Other assets                                            (18,015)     6,001
    Accounts payable                                        355,976    460,094
    Accrued expenses and other liabilities                  117,018   (299,083)
                                                        ___________  ___________
Net cash used in operating activities                      (134,833)  (273,852)
                                                        ___________  ___________
Cash flows from investing activities:
  Acquisition of property and equipment                    (254,804)   (20,224)
   Costs related to business acquisition                    (18,853)        --
                                                        ___________  ___________
Net cash used in investing activities                      (273,657)   (20,224)
                                                        ___________  ___________
Cash flows from financing activities:
   Revolving debt, net                                      237,678    182,845
   Principal payments on long-term debt                    (204,772)  (247,694)
   Deferred financing costs                                 (60,000)     2,000
   Issuance of common stock for warrants                     11,600         --
   Purchase of treasury stock from former employee          (13,880)        --
                                                        ___________  ___________
Net cash used in financing activities                       (29,374)   (62,849)
                                                        ___________  ___________
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (437,864)  (356,925)
Beginning cash and cash equivalents                         594,823    494,991
                                                        ___________  ___________
ENDING CASH AND CASH EQUIVALENTS                          $ 156,959  $ 138,066
                                                        ===========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                          $104,927  $ 130,041
         Income taxes                                        77,500     24,492


            See Notes to Condensed Consolidated Financial Statements.


                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004

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

     (2) Pharmaceutical study services, including three clinic study sites: two in Arizona, in Peoria and Mesa, and one Michigan location in Royal Oak. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the company's research sites operate as Pivotal Research Centers;

     (3) Call center and help line services, including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads, a smoking cessation contract with the state of Kansas and a call center contract with the State of Michigan. The call centers both operate as Wellplace; and

     (4) Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The accompanying financial statements should be read in conjunction with the June 30, 2004 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 24, 2004.

Note C- Stock Based Compensation

The Company re-priced options to purchase 791,500 shares of Class A Common Stock in January 2001 of which 50,000 remained outstanding at September 30, 2004 and are subject to variable accounting from the date of the modification. Compensation expense relating to the vested repriced options was zero for the for the three months ended September 30, 2004 compared to a reversal of compensation expense of $3,915 for the three months ended September 30, 2003.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the

                                    -- 6 --

Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, the net income per share would have been changed to the pro forma amounts indicated below:

                                                        Three Months Ended
                                                           September 30,
                                                         2004            2003
_______________________________________________________________________________

       Net income, as reported                         $775,628       $ 53,149

       Add:  Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects
                                                          6,926         86,223

       Deduct:  Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of
       related tax effects                              (34,951)       (97,773)
                                                       ___________    _________
       Pro forma net income                            $747,603       $ 41,599
                                                       ===========    =========

       Earnings per share:
          Basic - as reported                          $   0.04       $   0.00
                                                       =========      =========
          Basic - pro forma                            $   0.04       $   0.00
                                                       =========      =========
          Diluted - as reported                        $   0.04       $   0.00
                                                       =========      =========
          Diluted - pro forma                          $   0.04       $   0.00
                                                       =========      =========

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

                              Treatment   Pharmaceutical   Contract  Administrative
                              Services    Study Services   Services    Services    Eliminations  Total

For the three months ended
 September 30, 2004
  Revenues - external
 customers                   $ 6,209,499   $ 1,086,590   $ 661,426    $      --   $      --   $ 7,957,515
Revenues - intersegment               --            --      11,282      654,000    (665,282)           --
Net income (loss)              1,280,646        60,257     138,517     (703,792)         --       775,628
Identifiable assets            8,964,865     4,130,433     284,412    1,218,033          --    14,597,743

For the three months ended
September 30, 2003

Revenues - external
customers                      5,202,660       133,382     767,125           --          --     6,103,167
Revenues - intersegment           40,400            --          --      808,860    (849,260)           --
Net income (loss)               (99,118)      (112,621)    213,196       51,692          --        53,149
Identifiable assets            7,810,401        252,733    503,747    1,080,376          --     9,647,257


                                    -- 7 --

Note E - Legal Proceedings

     In April 2004, the Company successfully resolved its medical malpractice lawsuit. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees is reflected in the operating results during the year ended June 30, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.

     In fiscal 2004, the State of Nebraska asked the Company to provide the history of payments received from the State of Nebraska and the payments made to a consultant in Nebraska for his work on the smoking cessation contract. In the fourth quarter of fiscal 2004, the Company became aware that the State and the Federal governments are investigating the consultant. The Company is cooperating fully with the investigating agencies on this matter and does not believe that it has done anything improper in connection with its arrangement with this consultant. There has been no further contact with the company regarding this investigation.

Note F - Subsequent Events

     Subsequent to quarter end the Company re-financed its revolving credit line and term loan scheduled to expire in November 2005.

     The Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007.

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

                                    -- 8 --

Item 2.     Management's Discussion and Analysis or Plan of Operation

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital and five outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide technology and internet support for the Company's other operations. It also continues to provide behavioral health information and education through its web site at Wellplace.com. The expenses of the internet operation decreased approximately 30% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, as the effect of cost cuts resulting from the change in focus were realized. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Michigan and Arizona.

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

     The Company currently has one "at-risk" contract. The contract calls for the Company to provide for all of the inpatient and outpatient behavioral health

                                    -- 9 --
needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under this contract are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contract is considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

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

     All revenues reported by the Company are shown net of estimated allowances and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the American Institute of Certified Public Accountants "Audit and Accounting Guide for Health Care Organizations."

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

                                    -- 10 --

Results of Operations

     Total net revenue from operations increased 30.4% to $7,957,515 for the three months ended September 30, 2004 from $6,103,167 for the three months ended September 30, 2003 due to increased census and better payor mix at our inpatient facilities and increased pharmaceutical study revenue as a result of the acquisition of Pivotal Research Centers (Pivotal).

     Net patient care revenue increased 19.6% to $6,209,499 for the three months ended September 30, 2004 from $5,192,560 for the three months ended September 30, 2003. This increase is a result of an 11% increase in census at our inpatient facilities.

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

     Revenue from pharmaceutical studies increased 657.3% to $1,086,590 for the three months ended September 30, 2004 from $143,482 for the three months ended September 30, 2003. This increase is due to the acquisition of Pivotal Research Centers, LLC. Without the acquisition, research revenue would have declined as the Michigan site which produced most of the research revenue was in the process of moving to a more strategic location.

     Contract support services revenue provided by Wellplace decreased 13.8% to $661,426 for the three months ended September 30, 2004 from $767,125 for the three months ended September 30, 2003. The cost of providing these services also decreased 6.7% to $516,909 for the three months ended September 30, 2004 from $553,929 for the three months ended September 30, 2003. These decreases are due to the expiration of the Nebraska smoking cessation contract. The state did not renew the contract and is now providing the services internally.

     Patient care expenses increased 27.4% to $3,430,945 for the three months ended September 30, 2004 from $2,694,015 for the three months ended September 30, 2003. This increase is directly related to the increase in revenue from both the inpatient facilities and pharmaceutical studies. The increase in inpatient expenses is found primarily in variable costs such as food, lab fees, laundry, patient activities, patient transportation and other patient related expenses, while the increase in pharmaceutical study expenses is primarily in professional fees for services rendered. The Company continues to look for new ways to cut costs through operating efficiencies without sacrificing patient care.

     Provision for doubtful accounts decreased 45.1% to $254,109 for the three months ended September 30, 2004 from $462,891 for the three months ended September 30, 2003. The amount charged is based on the age of the outstanding receivables, which is indicative of their collectability. The Company's policy is to maintain a higher reserve against older receivables.

     Website expenses decreased 29.6% to $46,981 for the three months ended September 30, 2004 from $66,695 for the three months ended September 30, 2003. This is a result of a decrease in depreciation expense as the assets previously being depreciated are now fully depreciated.

     Administrative expenses increased 31.6% to $2,823,736 for the three months ended September 30, 2004 from $2,146,091 for the three months ended September 30, 2003. This increase is due to the expenses related to Pivotal Research Centers, LLC which was acquired April 30, 2004. The administrative expenses of the pharmaceutical study division increased to $691,056 for the quarter ended September 30, 2004 from $105,046 for the same period last year. Excluding Pivotal, increases in insurance rates resulted in a 64.1% increase in insurance expense to $122,164 in the current quarter from $74,467 for the same period last year and increased rent expense of 11.5% to $249,740 for the three months ended September 30, 2004 from $223,956 for the three months ended September 30, 2003. This increase is due to incremental increases built into current leases.

                                    -- 11 --

     Interest expense decreased 18.4% to $113,055 for the three months ended September 30, 2004 from $133,892 for the three months ended September 30, 2003. This decrease in interest is due to the decrease in interest rates on the Company's long-term debt.

     The Company's provision for income taxes of $26,000 for the quarter ended September 30, 2004 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the quarter represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax assets due to the uncertainty surrounding their realizability.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in improved cash collections. Although the Company's receivables have increased three percent over the past three months, the Company's reserve for bad debts based on the age of receivables and the growth in receivables this quarter is due primarily to increased revenue. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves so the age of receivables is monitored closely.

Liquidity and Capital Resources

     The Companys net cash used in operating activities was $134,833 for the quarter ended September 30, 2004 compared to cash used by operating activities of $273,852 for the quarter ended September 30, 2003. Cash flow from operations in the quarter ended September 30, 2004 consists of net income of $775,628, an increase in deferred taxes of $94,600 and other assets of $18,015, an increase in accounts payable of $355,976, an increase in accrued expenses of $117,018, and non-cash charges to net income for depreciation of $99,025 and stock based compensation of $6,926. This cash flow from operations was offset by an increase in accounts receivable of $1,010,959 and an increase in prepaid expenses of $365,832.

     Cash used in investing activities in the quarter ended September 30, 2004 consisted of $254,804 in acquisition of property and equipment and $18,853 in costs related to the acquisition of a business for a total use of cash in investing activities of $273,657.

     Cash used in financing activities in the quarter ended September 30, 2004 primarily consisted of $32,906 in net debt borrowings which was offset by $60,000 in deferred financing costs and $13,880 in the purchase of treasury stock, which was partially offset by $11,600 cash received for the issuance of warrants.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 9.0% to $5,757,548 on September 30, 2004 from $5,261,202 on June 30, 2004. This increase is due in part to the delay in payment of receivables by one of our state payors due to temporary budget constraints. It is also due to higher revenues during the quarter. The minimal increase is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectable. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The Company has operated ongoing operations profitably for fifteen consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes for each fiscal year ending

                                    -- 12 --
as of September 30, 2004 have not changed materially since the Company's year end as reported in the Company's Form 10-KSB except for, subsequent to quarter end, the re-financing of its revolving credit line and term loan scheduled to expire in November 2004.

     Subsequent to the quarter ended September 30, 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007.

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

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

                                    -- 13 --

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

     In April 2004, the Company successfully resolved its medical malpractice lawsuit. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees is reflected in the operating results during the year ended June 30, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.

     In fiscal 2004, the State of Nebraska asked the Company to provide the history of payments received from the State of Nebraska and the payments made to a consultant in Nebraska for his work on the smoking cessation contract. In the fourth quarter of fiscal 2004, the Company became aware that the State and the Federal governments are investigating the consultant. The Company is cooperating fully with the investigating agencies on this matter and does not believe that it has done anything improper in connection with its arrangement with this consultant. There has been no further contact with the company regarding this investigation.


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

Reports on Form 8-K

     The Company filed two reports on form 8-K during the quarter ended September 30, 2004. The first report, filed on September 1, 2004, provided the same earnings information to the public as shown in the Company's press release as required by Item 12 of the instructions for form 8-K. The second report, filed on September 23, 2004 provided information regarding a material definitive agreement and related potential sale of equity securities as required by Items
1.01 and 3.02 of the instructions for form 8-K.


                                    -- 14 --

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHC, Inc.
                                                Registrant


Date: November 12, 2004                         /s/ Bruce A. Shear
                                                    Bruce A. Shear
                                                    President
                                                    Chief Executive Officer




Date: November 12, 2004                         /s/ Paula C. Wurts
                                                    Paula C. Wurts
                                                    Controller
                                                    Treasurer



                                    -- 15 --