Form 10-Q
period 2004-12-31
PHC INC /MA/
filed 2005-02-14
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

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

Applicable only to corporate issuers

Number of shares outstanding of each class of common equity, as of January 28, 2005:

         Class A Common Stock       16,742,593
         Class B Common Stock          776,991

 Transitional Small Business Disclosure Format
 (Check one):
                 Yes______   No      X



                                    -- 1 --

                           PHC, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2004 (unaudited) and June 30, 2004.

          Condensed Consolidated Statements of Operations (unaudited) - Three and six months ended December 31, 2004 and December 31, 2003.

          Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended December 31, 2004 and December 31, 2003.

          Notes to Condensed Consolidated Financial Statements (unaudited) - December 31, 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signatures


                                    -- 2 --

PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements
                                                PHC, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,     June 30,
                ASSETS                                   2004           2004
                                                      __________     __________
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                          $ 181,233      $  594,823
   Accounts receivable, net of allowance for
     doubtful accounts of $1,830,729 at December
     31 and $2,025,888 at June 30                     5,576,870       5,165,150
   Prepaid expenses                                     468,866         168,542
   Other receivables and advances                     1,970,857         860,195
   Deferred income tax asset                            937,407         842,806
                                                      __________     __________
       Total current assets                           9,135,233       7,631,516
   Accounts receivable, non-current                      80,000          96,052
   Other receivable                                      82,048          94,469
   Property and equipment, net                        1,513,182       1,353,975
   Deferred financing costs, net of amortization
     of $15,688 at December 31, 2004                    182,757              --
   Customer relationships, net of amortization
     of $80,000 at December 31, and $20,000 at
     June 30                                          2,320,000       2,380,000
   Goodwill (Note F)                                  2,648,209       1,416,119
   Other assets                                         377,087         339,438
                                                      __________     __________
      Total assets                                  $16,338,516     $13,311,569
                                                    ===========     ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $ 1,723,097     $ 1,668,509
   Current maturities of long-term debt                 777,275       1,713,395
   Revolving credit note                              2,241,434       1,714,380
   Deferred revenue                                      82,182          38,151
   Current portion of obligations under
     capital leases                                      32,421          18,169
   Accrued payroll, payroll taxes and benefits        1,355,783       1,305,490
   Accrued expenses and other liabilities               868,797         682,567
   Convertible debentures                               235,750         250,000
                                                      __________     __________
       Total current liabilities                      7,316,739       7,390,661
   Long-term debt                                     2,203,526         529,378
   Obligations under capital leases                      18,292          24,493
                                                      __________     __________
       Total liabilities                              9,538,557       7,944,532
                                                      __________     __________
Stockholders' equity:
   Class A common stock, $.01 par value,
     30,000,000 shares authorized, 16,909,331
     and 16,744,848 shares issued at December
     31 and June 30, respectively                       169,093         167,448
   Class B common stock, $.01 par value,
     2,000,000 shares authorized, 776,991
     issued and outstanding December 31 and
     June 30, each convertible into one share
     of Class A common Stock                              7,770           7,770
   Additional paid-in capital                        23,052,362      22,791,637
   Treasury stock, 181,738 shares and 168,136
     shares of Class A common stock at December
     31 and June 30, respectively, at cost             (155,087)       (141,207)
Accumulated deficit                                 (16,274,179)    (17,458,611)
                                                      __________     __________
Total stockholders' equity                            6,799,959       5,367,037
                                                      __________     __________
Total liabilities and stockholders' equity          $16,338,516     $13,311,569
                                                     ===========     ===========

            See Notes to Condensed Consolidated Financial Statements


                                    -- 3 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended           Six Months Ended
                                               December 31,                December 31,
                                          _______________________________________________
                                           2004         2003         2004         2003
                                         _______________________________________________
Revenues:
      Patient care, net               $ 5,951,326   $ 5,547,404   $12,160,825   $10,739,964
     Pharmaceutical studies             1,194,552       201,410     2,281,142       344,892
     Contract support services            923,323       740,014     1,584,749     1,507,139
                                       __________   ___________   ___________   ___________
          Total revenues                8,069,201     6,488,828    16,026,716    12,591,995
                                        _________    ___________   ___________   ___________
Operating expenses:
     Patient care expenses              3,379,464     3,017,610     6,810,409     5,832,114
     Cost of contract support services    558,094       623,445     1,075,003     1,177,374
     Provision for doubtful accounts      328,638       422,946       582,747       885,837
     Website expenses                      48,523        79,651        95,504       146,346
     Administrative expenses            3,074,587     2,267,355     5,898,323     4,292,957
                                       __________    __________   ___________   ___________
          Total operating expenses      7,389,306     6,411,007    14,461,986    12,334,628
                                       __________    __________   ___________   ___________

Income from operations                    679,895        77,821     1,564,730       257,367
                                       __________     __________   ___________   ___________
Other income (expense):
      Interest income                      17,492         2,458        34,531         5,182
      Other income                         13,683        36,643        26,492        51,414
      Interest expense                   (229,797)     (113,142)     (342,852)     (247,034)
                                        __________     __________   ___________   ___________

          Total other expenses, net      (198,622)      (74,041)     (281,829)     (190,438)
                                         __________    __________   ___________   ___________

Income before provision for taxes         481,273         3,780     1,282,901        66,929
Provision for income taxes                 72,469         1,121        98,469        11,121
                                        __________     __________   ___________   ___________

Net income applicable to common
     shareholders                     $   408,804   $     2,659    $1,184,432   $    55,808
                                      ===========   ===========    ==========   ===========

Basic net income per common
     share                            $      0.02   $      0.00    $     0.07   $      0.00
                                      ===========   ===========    ==========   ===========

Basic weighted average number of shares
    outstanding                        17,417,238    14,043,665    17,388,921    14,038,877
                                      ===========    ==========    ==========   ===========

Fully diluted net income per common
     share                            $       .02   $      0.00    $     0.06   $      0.00
                                      ===========   ===========    ==========   ===========

Fully diluted weighted average number
    of shares outstanding              18,471,375    14,921,550    18,274,631    14,804,158
                                      ===========    ==========    ==========   ===========

            See Notes to Condensed Consolidated Financial Statements.


                                    -- 4 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Six Months Ended
                                                              December 31
                                                       2004             2003
                                                  ____________    ____________
Cash flows from operating activities:
  Net income                                        $1,184,432       $  55,808
  Adjustments to reconcile net income to net
     cash used in operating activities:
  Depreciation and amortization                        209,525         131,977
  Non-cash stock-based compensation                      8,081         126,592
  Changes in:
    Accounts receivable                             (1,493,909)        (89,120)
    Prepaid expenses and other current assets         (300,324)       (306,897)
    Other assets                                      (137,020)        (45,733)
    Accounts payable                                    54,588         413,817
    Accrued expenses and other liabilities             280,554        (303,232)
                                                  ____________    ____________
Net cash used in operating activities                 (194,073)        (16,788)
                                                  ____________    ____________
Cash flows from investing activities:
  Acquisition of property and equipment               (303,962)       (106,767)
   Costs related to business acquisition               (62,258)             --
                                                  ____________    ____________
Net cash used in investing activities                 (366,220)       (106,767)
                                                  ____________    ____________
Cash flows from financing activities:
  Revolving debt, net                                  527,054         184,044
  Long-term debt, net                                 (256,569)       (431,409)
  Deferred financing costs                            (182,757)          4,000
  Costs related to issuance of capital stock           (20,000)             --
  Issuance of common stock                              92,855          36,200
  Purchase of treasury stock                           (13,880)        (33,711)
                                                  ____________    ____________
Net cash provided by (used in) financing
     activities                                        146,703       (240,876)
                                                  ____________    ____________
Net decrease in cash and cash equivalents             (413,590)       (364,431)
Beginning cash and cash equivalents                    594,823         494,991
                                                  ____________    ____________
Ending cash and cash equivalents                    $  181,233       $ 130,560
                                                  ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                   $  306,441       $ 236,684
         Income taxes                                  113,050          18,713

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Pivotal Acquisition Note A earn out consideration
     recorded                                       $1,169,832       $     --
Increase in equity from cashless exercise of
     warrants                                           14,250             --



            See Notes to Condensed Consolidated Financial Statements

                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

Note A - The Company

PHC, Inc. (the "Company") is a national health care company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and seven psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 30-bed psychiatric hospital dedicated to adjudicated juveniles located in Detroit, Michigan and five outpatient behavioral health locations (two in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     (2) Pharmaceutical study services, including three clinical study sites: two in Arizona, in Peoria and Mesa, and one Michigan location in Royal Oak, Michigan. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research Centers;

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

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The accompanying financial statements should be read in conjunction with the June 30, 2004 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 24, 2004.

Note C- Stock Based Compensation

     The Company re-priced options to purchase 791,500 shares of Class A common stock in January 2001 of which 50,000 remained outstanding at June 30, 2004 and December 31, 2004 and are subject to variable accounting from the date of the modification. Compensation expense relating to the vested repriced options was $16,435 for the fiscal year ended June 30, 2004. No compensation expense relating to 5,000 vested repriced options at December 31, 2004 was recorded for the three month or six month periods ended December 31, 2004, compared to an expense of $7,096 and $3,181 for the three months and six months ended December 31, 2003, respectively.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 but applies Accounting
Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent


                                    -- 6 --
with the method prescribed by SFAS No. 123, the net income per share would have been changed to the pro forma amounts indicated below:

                                            Three Months Ended         Six Months Ended
                                                 December 31,             December 31,
                                            _____________________   _________________________
                                             2004          2003         2004          2003
                                            _____          ____         ____          ____

  Net income, as reported                   $408,804     $  2,659    $1,184,432    $ 55,808

  Add:  Stock-based employee
  compensation expense included in
  reported net income, net of related
  tax effects                                  1,155       16,259         8,081     102,482

  Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                    (34,505)     (31,897)      (90,731)   (147,520)
                                             ________    ________     __________   __________

  Pro forma net income (loss)               $375,454     $(12,979)   $1,101,782    $ 10,770
                                            =========    =========    ==========   =========

  Earnings (loss) per share:
     Basic - as reported                    $   0.02    $   0.00     $     0.07    $   0.00
                                            ========     ========    ==========    =========
     Basic - pro forma                      $   0.02    $   0.00     $     0.06    $   0.00
                                            ========    ========     ==========    =========
     Diluted - as reported                  $   0.02    $   0.00     $     0.06    $   0.00
                                            ========    ========     ==========    =========
     Diluted - pro forma                    $   0.02    $   0.00     $     0.06    $   0.00
                                            ========    ========     ==========    =========

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

                                  Pharmaceutical
                         Treatment     Study     Contract Administrative
                          Services    Services   Services   Services   Eliminations   Total
                        ______________________________________________________________________________

For the three months
 ended December 31, 2004
Revenues - external
 customers                $5,951,326  $1,194,552  $923,323  $      --   $      --   $8,069,201

Revenues - intersegment           --          --    13,413    690,000    (703,413)          --
Net income (loss)            715,446      92,495   359,229   (758,366)         --      408,804

For the three months
  ended December 31, 2003
Revenues - external
  customers               $5,547,404  $  201,410  $740,014  $       --   $      --  $6,488,828

Revenues - intersegment       69,940          --        --     808,860    (878,800)         --
Net income (loss)            522,400     17,994    173,569    (711,304)         --       2,659

                                    -- 7 --

Note D - Business Segment Information (continued)

                                  Pharmaceutical
                         Treatment     Study     Contract Administrative
                          Services    Services   Services   Services   Eliminations   Total
                        ____________________________________________________________________________

For the six months
  ended December 31, 2004
Revenues - external
  customers              $12,160,825 $2,281,142 $1,584,749 $      --  $        --  $16,026,716

Revenues - intersegment          --         --     24,695   1,344,000  (1,368,695)          --
Net income (loss)          1,996,092    152,752    497,746  (1,462,158)        --    1,184,432
Identifiable Assets        8,748,318  5,606,002    587,041   1,397,155         --   16,338,516

For the six months
  ended December 31, 2003
Revenues - external
  customers              $10,750,064 $  334,792 $1,507,139 $        -- $      --   $12,591,995

Revenues - intersegment      110,340         --         --   1,617,720 (1,728,060)         --
Net income (loss)            996,742      8,773    443,765   (1,393,472)       --       55,808
Identifiable Assets        7,699,722    226,622    312,379    1,221,109        --    9,459,832

Note E - Legal Proceedings

     In April 2004, the Company successfully resolved a medical malpractice lawsuit brought against the Company. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees is reflected in the operating results during the year ended June 30, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case.

     In fiscal 2004, the State of Nebraska asked the Company to provide the history of payments received from the State of Nebraska and the payments made to a consultant in Nebraska for his work on the smoking cessation contract. In the fourth quarter of fiscal 2004, the Company became aware that the State and the Federal governments are investigating the consultant. The Company is cooperating fully with the investigating agencies on this matter and to date has expended approximately $145,000 in legal fees.

Note F - Increase in Intangible Assets


     For the eight month period ended December 31, 2004, since the acquisition of Pivotal, the income from the acquired operations exceeded the required EBITDA targets set in the acquisition documents to trigger the recording of the earn out as stipulated by Note A. The recording of this liability resulted in an increase in goodwill of $1,169,832. Goodwill was also increase by additional legal costs related to the transaction.


Note G - Debt Refinancing

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal


                                    -- 8 --
payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007. The balance due on the term loan as of December 31, 2004 was $1,295,000.


     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The outstanding balance on the revolving credit note as of December 31, 2004 was $2,241,434.


     In connection with this agreement, the Company issued warrants to purchase up to 250,000 shares of the Company's Class A Common Stock at $1.15 per share. The Warrants vest immediately and expire on the 10th anniversary of issuance. The number of shares issuable upon exercise can be adjusted for certain dilutive events, as defined. The Company valued these warrants using Black-Scholes option pricing model and the following assumptions: a fair market value of $1.15 per share, a risk-free interest rate of 4%, an expected volatility of 45%, an expected life of ten years and an expected dividend yield of zero. The Company allocated the proceeds received from the financing agreement between the related debt and the warrant on the basis of fair value of the individual component at the date of issuance and determined that the warrants value was $167,184. This value was recorded as a discount to the related debt.


     Also, under the revolving credit agreement, the Company must meet certain financial and administrative covenants, as defined. As of December 31, 2004, the Company was not in compliance with all of the financial covenants. The Company received notification from the lender on February 10, 2005 waiving the covenant non-compliance at December 31, 2004. The Company's failure to meet these covenants was a result of seasonal fluctuations that were not taken into consideration when the covenant was established. The Company and lender are working to adjust the covenants to take seasonality into consideration.

Note H - Recent Account Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company expects to adopt SFAS No. 123 (R) on July 1, 2005.


                                    -- 9 --

Item 2.     Management's Discussion and Analysis or Plan of Operation

     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company including statements preceded by, followed by or that include words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern' or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "con," "may" or similar expressions, which are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals and five outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide technology and internet support for the Company's other operations. It also continues to provide behavioral health information and education through its web site at Wellplace.com. The expenses of the internet operation decreased over 30% for the quarter and six months ended December 31, 2004 compared to the same periods last year, as the savings resulting from the change in focus are being realized. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Michigan and Arizona.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness. If passed, this legislation will improve access to the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services. As part of the Government Medicare Program, reimbursement rates for behavioral health care have increased. This increase may have a positive impact on performance at the Company's one Medicare facility, Harbor Oaks Hospital. The Company is exploring the possibility of becoming a Medicare provider at its other in- patient facilities.


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

                                    -- 10 --

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


Valuation of goodwill and other intangible assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers. Such valuations require the Company to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions

                                    -- 11 --
used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

Results of Operations

     Total net revenue from operations increased 24.4% to $8,069,201 for the three months ended December 31, 2004 from $6,488,828 for the three months ended December 31, 2003 and 27.3% to $16,026,716 for the six months ended December 31, 2004 from $12,591,995 for the six months ended December 31, 2003.

     Net patient care revenue increased 7.3% to $5,951,326 for the three months ended December 31, 2004 from $5,547,404 for the three months ended December 31, 2003 and 13.2% to $12,160,825 for the six months ended December 31, 2004 from $10,739,964 for the six months ended December 31, 2003. This increase in revenue is due primarily to a small increase in patient days at our substance abuse facilities for the three months ended December 31, 2004 over the same period last year and the addition of the new beds at our new Detroit facility, Detroit Behavioral Institute.

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

     Revenue from pharmaceutical studies increased 493.1% to $1,194,552 for the three months ended December 31, 2004 from $201,410 for the three months ended December 31, 2003 and 561.4% to $2,281,142 for the six months ended December 31, 2003 from $344,892 for the same period last year. This increase is due to the acquisition of Pivotal Research Centers, LLC on April 30, 2004.

     Contract support services revenue provided by Wellplace increased 24.8% to $923,323 for the three months ended December 31, 2004 from $740,014 for the three months ended December 31, 2003 and increased 5.1% to $1,584,749 for the six months ended December 31, 2004 from $1,507,139 for the six months ended December 31, 2003. The cost of providing these services decreased 10.5% to $558,094 for the three months ended December 31, 2004 from $623,445 for the three months ended December 31, 2003 and 8.7% to $1,075,003 for the six months ended December 31, 2004 from $1,177,374 for the same period last year. This increase in revenue and decrease in expenses are due to the elimination of the Nebraska smoking cessation contract, which carried with it higher costs than the expansion of the Michigan call center contract.

     Patient care expenses increased by 12.0% to $3,379,464 for the three months ended December 31, 2004 from $3,017,610 for the three months ended December 31, 2003 and 16.8% to $6,810,409 for the six months ended December 31, 2004 from $5,832,114 for the six months ended December 31, 2003. The increases in expenses for the quarter is due primarily to the increase in patient days noted above with the primary increases in expenses directly related to patient census such as payroll, food, hospital supplies and pharmacy. This amount also includes expenses directly related to the increase in Pharmaceutical Research business in the form of patient stipends, which accounts for approximately 25% of the three-month increase and 15% of the six-month increase. During the quarter, the Company also opened the first phase of the new inpatient program, Detroit Behavioral Institute, at the Detroit Medical Center and has experienced increased patient care revenue and expected inflated patient care and administrative expenses related to the start up while the unit census is growing.

     Website expenses decreased 39.1% to $48,523 for the three months ended December 31, 2004 from $79,651 for the three months ended December 31, 2003 and 34.7% to $95,504 for the six months ended December 31, 2004 from $146,346 for the six months ended December 31, 2003. This is a result of a decrease in depreciation expense as Internet set up is now fully depreciated.

                                    -- 12 --

     Administrative expenses increased 35.6% to $3,074,587 for the quarter ended December 31, 2004 from $2,267,355 for the quarter ended December 31, 2003 and 37.4% to $5,898,323 for the six months ended December 31, 2004 from $4,292,957 for the six months ended December 31, 2003. This increase is related in part to the addition of Detroit Behavioral Institute, increases in salaries and payroll taxes and a substantial increase in general and professional liability insurance costs. Administrative expenses for the new 30-bed facility, Detroit Behavioral Institute, were $293,751 and $357,202 for the quarter and six months, respectively. Salaries without Pivotal increased 26.8% to $821,157 from $647,559 for the quarter ended December 31, 2004 and 25.7% to $1,486,036 from 1,182,382 for the six months ended December 31, 2004 and general insurance expense without Pivotal increased 42.0% for the quarter ended December 31, 2004 and 50.97% for the six-month period ended December 31, 2004, as compared with the same periods last year. This is due to general increases in property and professional liability insurance and the implementation of a "terrorist acts" surcharge on all policies.

     Interest expense increased 103.1% to $229,797 for the three months ended December 31, 2004 from $113,142 for the three months ended December 31, 2003 and 38.8% to $342,852 for the six months ended December 31, 2004 from $247,034 for the same period last year. This increase is due in part to the booking of the interest on Note A of the Pivotal acquisition. This Note was contingent on the profitable operations of Pivotal from the acquisition through December 31, 2004; therefore, the Note was not recorded and no interest was accrued until the certainty of profitability could be determined. The increase is also due to financing costs related to the recent refinancing of the Company's long-term debt and receivables financing and the increased borrowing to provide funds for the start up of Detroit Behavioral Institute.

     The Company's provision for income taxes of $98,469 for the six month period ended December 31, 2004 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the quarter represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to IRS rules that may limit the accessibility of the loss carry-forwards.

     Provision for doubtful accounts decreased 22.3% to $328,638 for the three months ended December 31, 2004 from $422,946 for the three months ended December 31, 2003 and 34.2% to $582,747 for the six months ended December 31, 2004 from $885,837 for the six months ended December 31, 2003. This is a result of the Company's recent success in collecting older receivables.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in improved cash collections. Although the Company's receivables from our treatment facilities have increased 7.5%, approximately 30% percent of the increase is directly related to the new beds of Detroit Behavioral Institute and these receivables are less than 30 days old. The Company continues to reserve for bad debts based on the age of the receivable in consideration of past managed care denials and difficulty in collection of older receivables. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher reserves.

Liquidity and Capital Resources

     The Company's net cash used in operating activities was $194,073 for the six months ended December 31, 2004 compared to $16,788 for the same period last year. Cash flow from operations in the six months ended December 31, 2004 consists of net income of $1,184,432 plus depreciation and amortization of $209,525, increase in accounts receivable of $1,493,909, increase in prepaid expenses of $300,324, increase in accrued expenses of $280,554, increase in accounts payable of $54,588, an increase in other assets of $137,020 and non-cash equity based charges of $8,081.

     Cash used in investing activities in the six months ended December 31, 2004 consisted of $303,962 in capital expenditures compared to $106,767 in capital expenditures in the same period last year and costs related to a business acquisition of $62,258.

     Cash used in financing activities in the six months ended December 31, 2004 primarily consisted of $270,485 in net debt borrowings which was offset by $182,757 in deferred financing costs, $20,000 in costs related to the issuance of capital stock and $13,880 in the purchase of treasury stock, which was partially offset by $92,855 cash received in the exercise of warrants.

                                    -- 13 --

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Current accounts receivable from patient care, net of allowance for doubtful accounts, increased 7.5% to $5,656,870 on December 31, 2004 from $5,261,202 on June 30, 2004. This increase is due in part to the new receivables being generated by Detroit Behavioral Institute, the new 30 bed adjudicated boys unit in Detroit, and a delay in payment of receivables by one of our State payors due to budget constraints. It is also due to high revenues during the quarter. The minimal increase is a result of better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     The Company has operated ongoing operations profitably for sixteen consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project, if the current positive business environment towards behavioral health treatment and new business opportunities continue, we are confident that we may see continued improved results.

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2004 are listed below.

  Year Ending                 Term      Capital      Operating
  December 31,                Notes     Leases          Leases        Total
  _____________________________________________________________________________
  2005                     $1,253,792*   $28,202    $1,495,087    $2,777,081
  2006                        832,145     16,697     1,322,882     2,171,724
  2007                        817,885     10,647     1,008,456     1,836,988
  2008                        349,860      2,168       823,136     1,175,164
  2009                        195,507         --       810,463     1,005,970
  Thereafter                  175,312         --       275,215       450,527
                           __________    ________    _________     __________

  Total minimum payments   $3,624,501    $ 57,714   $5,735,239    $9,417,454
                           ===========   ========   ===========   ==========
* Includes $235,750 in convertible debentures

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007. The balance due on the term loan as of December 31, 2004 was $1,295,000.

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The outstanding balance on the revolving credit note as of December 31, 2004 was $2,241,434.

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

                                    -- 14 --

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



                                    -- 15 --

PART II           OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 21, 2004. In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the stockholders approved the increase in authorized shares of Class A Common Stock from 20,000,000 to 30,000,000 shares.

     Because sufficient proxies were not received to hold the vote on the new non-employee director stock option plan to replace the plan expiring in October 2005, the meeting was adjourned and re-convened on January 20, 2005 at which time the 2005 Non-Employee Director Stock Option Plan (the "Plan") was approved. Under the Plan 350,000 shares of Class A Common Stock are available for issuance to non-employee directors only as stipulated in the Plan.

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


Reports on Form 8-K

     The Company filed two reports on form 8-K during the quarter ended December 31, 2004. The first report, filed on October 22, 2004 provided information regarding a material definitive agreement as required by Item 1.01 of the instructions for form 8-K. The second report, filed on November 10, 2004, provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 2.02 of the instructions for form 8-K.


                                    -- 16 --

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PHC, Inc.
                                              Registrant


Date: February 11, 2005                  /s/  Bruce A. Shear
                                              _________________________
                                              Bruce A. Shear
                                              President
                                              Chief Executive Officer




Date: February 11, 2005                  /s/  Paula C. Wurts
                                              _________________________
                                              Paula C. Wurts
                                              Controller
                                              Treasurer

                                    -- 17 --