Form 10QSB
period 2005-03-31
PHC INC /MA/
filed 2005-05-13
CIK 915127

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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
Yes X No___


Number of shares outstanding of each class of common equity, as of May 2, 2005:

         Class A Common Stock       17,040,181
         Class B Common Stock          776,991

Transitional Small Business Disclosure Format

(Check one):
Yes______ No X

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2005 and June 30, 2004.

          Condensed Consolidated Statements of Operations - Three and nine months ended March 31, 2005 and March 31, 2004.

          Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2005 and March 31, 2004.

          Notes to Condensed Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 6.   Exhibits and Reports on form 8-K


Signatures

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,         June 30,
            ASSETS                                   2005             2004
                                                 __________         ________
                                                  (unaudited)
Current assets:
Cash and cash equivalents                       $   552,874     $   594,823
Accounts receivable, net of allowance for
  doubtful accounts of $1,902,740 at
  March 31 and $2,025,888 at June 30              6,790,975       5,165,150
Prepaid expenses                                    302,463         168,542
Other receivables and advances                    1,579,345         860,195
Deferred income tax asset                           937,407         842,806
                                                  __________      __________
Total current assets                             10,163,064       7,631,516
Accounts receivable, non-current                     72,500          96,052
Other receivables                                    86,497          94,469
Property and equipment, net                       1,488,525       1,353,975
Deferred financing costs, net of amortization
  of $34,097 at March 31, 2005                      164,348              --
Customer relationships, net of amortization
   of $110,000 at March 31, 2005 and
   $20,000 at June 30, 2004, respectively         2,290,000       2,380,000
Goodwill                                          2,648,209       1,416,119
Other assets                                        379,354         339,438
                                                ___________     ___________
Total assets                                    $17,292,497     $13,311,569
                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt            $   787,334     $ 1,713,395
Current portion of obligations under capital
  leases                                             22,741          18,169
Accounts payable                                  1,721,286       1,668,509
Revolving credit note                             2,521,089       1,714,380
Deferred revenue                                    139,876          38,151
Accrued payroll, payroll taxes and benefits       1,351,219       1,305,490
Accrued expenses and other liabilities              728,730         682,567
Convertible debentures                              100,000         250,000
                                                  __________      __________
Total current liabilities                         7,372,275       7,390,661
Long-term debt, net of current maturities         2,059,963         529,378
Obligations under capital leases, net of
  current maturities                                 14,945          24,493
                                                  __________      __________
Total liabilities                                 9,447,183       7,944,532
                                                  __________      __________
Stockholders' equity:
Class A common stock, $.01 par value,
  30,000,000 shares authorized, 17,211,919
  and 16,744,848 shares issued at March 31,
  2005 and June 30, 2004, respectively              172,119         167,448
Class B common stock, $.01 par value,
  2,000,000 shares authorized, 776,991
  issued and outstanding (each convertible
  into one share of Class A common Stock)             7,770           7,770
Additional paid-in capital                       23,214,235      22,791,637
Treasury stock, 181,738 shares and 168,136
  shares of Class A common stock at
  March 31, 2005 and June 30, 2004,
  respectively, at cost                            (155,087)       (141,207)
Accumulated deficit                             (15,393,723)    (17,458,611)
                                                  __________      __________
  Total stockholders' equity                      7,845,314       5,367,037
                                                  __________      __________
  Total liabilities and stockholders' equity     $17,292,497     $13,311,569
                                                  ===========     ===========

            See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                    Three Months Ended        Nine Months Ended
                                         March 31,                March 31,
                                    2005         2004        2005         2004
                                _________________________   _________________________
Revenues:
Patient care, net                $6,734,949   $5,583,625   $18,895,774   $16,323,589
Pharmaceutical studies            1,103,205      155,152     3,384,347       500,044
Contract support services           925,528      733,411     2,510,277     2,240,550
                                 __________   __________   ___________   ___________
Total revenues                    8,763,682    6,472,188    24,790,398    19,064,183
                                 __________   __________   ___________   ___________
Operating expenses:
Patient care expenses             3,978,278    3,201,426    10,788,687     9,033,540
Cost of contract support services   520,475      546,667     1,595,478     1,667,041
Provision for doubtful accounts     217,756      227,196       800,503     1,113,033
Website expenses                     53,835       73,191       149,339       219,537
Administrative expenses           3,010,466    3,096,804     8,908,789     7,446,760
                                 __________   __________   ___________   ___________
Total operating expenses          7,780,810    7,145,284    22,242,796    19,479,911
                                 __________   __________   ___________   ___________

Income (loss) from operations       982,872     (673,096)    2,547,602      (415,728)
                                 __________   __________   ___________   ___________
Other income (expense):
Interest income                      15,004       20,888        49,535        26,070
Other income                         31,568       26,059        58,060        77,472
Interest expense and other
  financing costs                  (148,988)    (219,116)     (491,840)     (466,150)
                                 __________   __________   ___________   ___________
Total other expenses, net          (102,416)    (172,169)     (384,245)     (362,608)
                                 __________   __________   ___________   ___________
Income (loss) before provision
   for taxes                        880,456     (845,265)    2,163,357      (778,336)
Provision for income taxes               --           --        98,469        11,121
                                 __________   __________   ___________   ___________
Net income (loss) applicable
   to common shareholders        $  880,456   $ (845,265)  $ 2,064,888   $  (789,457)
                                 ==========   ===========  ===========   ============
Basic net income (loss) per
   common share                  $     0.05   $     (.06)  $      0.12   $     (0.06)
                                 ==========   ===========  ===========   ============
Basic weighted average number
   of shares outstanding         17,648,412   14,402,988    17,474,155     14,149,261
                                 ==========   ===========  ===========   ============
Diluted net income (loss) per
  common share                   $     0.05   $     (.06)  $      0.11   $     (0.06)
                                 ==========   ===========  ===========   ============
Diluted weighted average number
   of shares outstanding         18,690,012   14,402,988    18,234,480    14,149,261
                                 ==========   ===========  ===========   ============

            See Notes to Condensed Consolidated Financial Statements.


PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                  For the Nine Months Ended
                                                          March 31,
                                                     2005             2004
                                                  ___________________________
Cash flows from operating activities:
  Net income (loss)                                $ 2,064,888       $(789,457)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                        324,397         211,031
  Non-cash stock-based compensation                     78,656         128,586
  Changes in:
    Accounts receivable                             (2,313,451)       (356,527)
    Prepaid expenses and other current assets         (133,921)       (204,360)
    Other assets                                      (144,057)       (160,269)
    Accounts payable                                    52,777         547,146
    Accrued expenses and other liabilities             199,942         482,698
                                                   ____________      __________
Net cash provided by (used in) operating
   activities                                          129,231        (141,152)
                                                   ____________      __________
Cash flows from investing activities:
Acquisition of property and equipment                 (359,407)       (150,488)
Costs related to business acquisition                  (62,258)             --
                                                   ____________      __________
Net cash used in investing activities                 (421,665)       (150,488)
                                                   ____________      __________
Cash flows from financing activities:
  Revolving debt, net                                  806,709         571,864
  Long-term debt, net                                 (538,850)       (659,084)
  Deferred financing costs                            (164,348)          4,000
  Exercise of options                                   15,500         897,398
  Purchase of treasury stock                           (13,880)        (48,711)
  Cost related to issuance of common stock             (30,000)         (5,081)
  Exercise of warrants                                 175,354              --
                                                   ____________      __________
Net cash provided by financing activities              250,485         760,386
                                                   ____________      __________
Net (decrease) increase in cash and cash
   equivalents                                         (41,949)        468,746
Cash and cash equivalents balance, beginning
   of period                                           594,823         494,991
                                                   ____________      __________
Cash and cash equivalents balance, end of period   $   552,874       $ 963,737
                                                   ============      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                     $485,659       $ 338,233
         Income taxes                                  118,550          18,713

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Pivotal Acquisition Note A earn out consideration
   recorded                                        $1,169,832        $     --
Exercise of warrants through reduction of
   convertible debt                                    14,250              --




            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

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

Pharmaceutical study services, including four clinical study sites: two in Arizona, in Peoria and Mesa, one Michigan location in Royal Oak, Michigan and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research Centers;

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The accompanying financial statements should be read in conjunction with the June 30, 2004 consolidated financial statements and footnotes thereto included in the Company's 10-KSB filed on September 24, 2004.

Note C- Stock Based Compensation

The Company re-priced options to purchase 791,500 shares of Class A common stock in January 2001 of which 50,000 remained outstanding at June 30, 2004 and were subject to variable accounting from the date of the modification. During the quarter ended March 31, 2005, all remaining repriced options were exercised. Compensation expense relating to the vested repriced options was $16,435 for the fiscal year ended June 30, 2004 and $69,175 for the three-month and nine month period ended March 31, 2005, as compared to $9,415 and $16,511 for the three months and nine months ended March 31, 2004, respectively. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted, consistent with the method prescribed by SFAS No. 123, net income (loss) and Net income (loss) per share would have been changed to the pro forma amounts indicated below:



                                           Three Months Ended           Nine Months Ended
                                                 March 31,                 March 31,
                                            2005         2004         2005         2004
                                          __________________________________________________

Net income (loss), as reported            $880,456   $(845,265)   $2,064,888   $(789,457)

Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects        70,575         747        78,656     103,229
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects              (93,775)    (36,902)    ( 184,506)   (184,422)
                                          _________  ___________   ___________   _________
Pro forma net income (loss)              $ 857,256   $(881,420)   $1,959,038   $(870,650)
                                         =========   ===========  ===========  ===========
Earnings (loss) per share:
   Basic - as reported                   $    0.05   $   (0.06)   $     0.12   $   (0.06)
                                         =========   ===========  ===========  ===========
   Basic - pro forma                     $    0.05   $   (0.06)   $     0.11   $   (0.06)
                                         =========   ===========  ===========  ===========
   Diluted - as reported                 $    0.05   $   (0.06)   $     0.11   $   (0.06)
                                         =========   ===========  ===========  ===========
   Diluted - pro forma                   $    0.05   $   (0.06)   $     0.11   $   (0.06)
                                         =========   ===========  ===========  ===========

Note D - Business Segment Information

The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company's segment data:

                  Treatment  Pharmaceutical  Contract  Administrative
                  Services   Study Services  Services   Services   Eliminations  Total
                           _________________________________________________________________________
For the three
 months ended
 March 31, 2005
Revenue-external
 customers       $ 6,734,949  $1,103,205  $ 925,528  $      --  $      --  $8,763,682
Revenues -
 intersegment          5,940          --     15,437    690,000   (711,377)         --
Net income (loss)  1,186,896      59,042    399,053   (764,535)         --    880,456


Note D - Business Segment Information (continued)

                  Treatment   Pharmaceutical  Contract  Administrative
                   Services   Study Services   Services   Services   Eliminations  Total
                _________________________________________________________________________

For the three
 months ended
 March 31, 2004
Revenue-external
 customers      $ 5,583,625   $  155,152   $  733,411  $       --   $       --  $ 6,472,188
Revenues -
  intersegment       65,660           --           --     808,620     (874,280)          --
Net income
 (loss)            (218,760)     (44,751)     186,744    (768,498)          --     (845,265)

For the nine
 months ended
 March 31, 2005
Revenue-external
    customers   $18,895,774   $3,384,347   $2,510,277  $       --   $       --  $24,790,398
Revenues -
 intersegment         5,940           --       40,132   2,034,000   (2,080,072)          --
Net income
 (loss)           3,182,988      211,794      896,799  (2,226,693)          --    2,064,888
Total assets      9,267,352    5,717,032      563,097   1,745,016           --   17,292,497

For the nine
 months ended
 March 31, 2004
Revenues - external
    customers   $16,333,689   $  489,944   $2,240,550  $       --   $       --  $19,064,183
Revenues -
 intersegment       176,000           --           --   2,426,340   (2,602,340)          --
Net income
 (loss)             779,782      (37,778)     630,509  (2,161,970)          --     (789,457)
Total assets as
 of  June 30,
 2004             7,799,709    3,620,676      283,666   1,607,518           --   13,311,569

Note E - Legal Proceedings

In April 2004, the Company successfully resolved a medical malpractice lawsuit brought against the Company. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3.0 million. The Company did not release the other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could reduce the Company's financial burden below the $463,000 payment.

The financial impact of this settlement and related legal fees is reflected in the operating results during the year ended June 30, 2004. The Company will continue to seek reimbursement from all sources for amounts expended on this case. Included in other income for the three months ended March 31, 2005 is a payment of $25,000, received by the Company, related to a release of one insurance company.

In fiscal 2004, the State of Nebraska asked the Company to provide the history of payments received from the State of Nebraska and the payments made to a consultant in Nebraska for his work on the smoking cessation contract. In the fourth quarter of fiscal 2004, the Company became aware that the State and the Federal governments are investigating the consultant. The Company is cooperating fully with the investigating agencies on this matter and to date has expended approximately $146,000 in legal fees related to their cooperation.

Note F - Debt Refinancing

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc. is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth. During the three months ended March 31, 2005, the lender requested that the Company sign two replacement notes for the original $3,500,000 note to make it possible for them to assign a portion of the debt to an affiliate company.

The outstanding balance on the term loan and the revolving credit loan on March 31, 2005 was $1,220,000 and $2,521,089, respectively.

Under the revolving credit agreement, the Company must meet certain financial and administrative covenants, as defined therein. As of March 31, 2005, the Company was not in compliance with one of the financial covenants. The Company's failure to meet these covenants was a result of a Michigan Quality Assurance Assessment fee that the Company was not previously subject to and was not included in the Company's budget. The Company is appealing the size and substance of the fee based on the size of the facility. In previous years the fee was only assessed on larger facilities. The Company received notification from the lender on May 10, 2005 waiving the covenant non-compliance at March 31, 2005.

Note G - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123 (R) on July 1, 2005. The effect of this change on the results of operations of the Companuy is unknown at this time.

Item 2.     Management's Discussion and Analysis or Plan of Operation

                           PHC, INC. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company including statements preceded by, followed by or that include words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern' or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, which are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals and five outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. it continues to provide technology and internet support for the Company's other operations. It also continues to provide behavioral health information and education through its web site at Wellplace.com. The expenses of the internet operation decreased over 30% for the nine months ended March 31, 2005 compared to the same period last year, as the savings resulting from the change in focus are being realized. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Arizona, Michigan and Utah.

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. The extent of any future regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act). If passed as proposed, this legislation may improve access to the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services. As part of the Government Medicare Program, reimbursement rates for behavioral health care have increased. This increase may have a positive impact on performance at the Company's one Medicare facility, Harbor Oaks Hospital. The Company is exploring the possibility of becoming a Medicare provider at its other in- patient facilities.

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

Valuation of goodwill and other intangible assets:

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

Results of Operations

Total net revenue increased 35.41% to $8,763,682 for the three months ended March 31, 2005 from $6,472,188 for the three months ended March 31, 2004 and increased 30.04% to $24,790,398 for the nine months ended March 31, 2005 from $19,064,183 for the nine months ended March 31, 2004.

Net patient care revenue increased 20.62% to $6,734,949 for the three months ended March 31, 2005 from $5,583,625 for the three months ended March 31, 2004 and 15.76% to $18,895,774 for the nine months ended March 31, 2005 from $16,323,589 for the nine months ended March 31, 2004. This increase in revenue is due primarily to the addition of the 30 adjudicated juvenile beds at Detroit Behavioral Institute which helped to create a 22.42% increase in patient days for the three months ended March 31, 2005 and 13.26% increase in patient days for the nine months ended March 31, 2005 over the same periods last year. Renewed marketing efforts have helped to maintain increased census in the current quarter, but the economy continues to play a major role in the number of people seeking treatment.

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

Revenue from pharmaceutical studies increased 611.05% to $1,103,205 for the three months ended March 31, 2005 from $155,152 for the three months ended March 31, 2004 and increased 576.81% to $3,384,347 for the nine months ended March 31, 2005 from $500,044 for the same period last year. This increase is due to the acquisition of Pivotal Research Centers, LLC on April 30, 2004.

Contract support services revenue provided by Wellplace increased 26.19% to $925,528 for the three months ended March 31, 2005 from $733,411 for the three months ended March 31, 2004 and increased 12.04% to $2,510,277 for the nine months ended March 31, 2005 from $2,240,550 for the same period last year. This increase in revenue is due to the October 2004 increase in the Michigan call center contract, which increased the monthly revenue on this contract from $157,000 to $240,000 per month.

Patient care expenses increased 24.27% to $3,978,278 for the three months ended March 31, 2005 from $3,201,426 for the three months ended March 31, 2004 and 19.43% to $10,788,687 for the nine months ended March 31, 2005 from $9,033,540 for the nine months ended March 31, 2004. This increase in expenses is due primarily to the increase in in-patient days noted above with the majority of the increases in expenses directly related to patient census such as payroll, food, laundry, hospital supplies and pharmacy and the increase in patient expenses related to increased pharmaceutical study activity. Pharmaceutical studies account for approximately 34% and 41% of the increase in-patient care expenses for the quarter and nine months, respectively.

Contract support services expenses decreased 4.79% to $520,475 for the three months ended March 31, 2005 from $546,667 for the three months ended March 31, 2004 and 4.29% to $1,595,478 for the nine months ended March 31, 2005 from $1,667,041 for the same period last year. This decrease is a result of more efficient use of staff and the elimination of the smoking cessation contract that was labor intensive and carried high outside service costs such as printing.

Provision for doubtful accounts decreased 4.16% to $217,756 for the three months ended March 31, 2005 from $227,196 for the three months ended March 31, 2004 and 28.08% to $800,503 for the nine months ended March 31, 2005 from $1,113,033 for the same period last year. This is a result of a decrease in the age of the Company's receivables and the Company's policy to maintain reserves based on the age of the receivables.

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy. Although the Company has maintained its aggressive collection policy, the Company's gross accounts receivable from patient care have increased approximately 17% over the past three months and 20% over the past nine months. This increase is primarily a result of increased revenues but is also affected by the growth of managed care with slower payments and a higher rate of denials.

Website expenses decreased 26.45% to $53,835 for the three months ended March 31, 2005 from $73,191 for the three months ended March 31, 2004 and 31.98% to $149,339 for the nine months ended March 31, 2005 from $219,537 for the nine months ended March 31, 2004. This is a result of the costs of Internet set up being fully expensed.

Administrative expenses decreased 2.79% to $3,010,466 for the three months ended March 31, 2005 from $3,096,804 for the three months ended March 31, 2004 and increased 19.63% to $8,908,789 for the nine months ended March 31, 2005 from $7,446,760 for the same period last year. These changes are a result of the higher legal fees and the settlement costs recorded in the third quarter of last year, which were partially offset by the increased administrative expenses related to Pivotal operations and Detroit Behavioral Institute, Inc., the new facility in Michigan. In addition to the expenses related to Pivotal, the individual expenses affected included: general insurance expense which increased approximately 28% for the quarter ended March 31, 2005 and 42% for the nine month period ended March 31, 2005 as compared with the same periods last year. Utilities increased approximately 25% for the quarter ended March 31, 2005 and 2% for the nine months ended March 31, 2005 as compared to the same periods last year. Rent expense increased approximately 13% for the quarter ended March 31, 2005 and 10% for the nine months ended March 31, 2005 as compared to the same periods last year. Fees and licenses increased approximately 237% for the quarter ended March 31, 2005 and 159% for the nine months ended March 31, 2005 as compared to the same periods last year as a result of the newly instituted Michigan quality assurance assessment fee. The charge to compensation expense of approximately $69,000 for previously repriced options, affected an increase in officers compensation expense of approximately 25% for the quarter ended March 31, 2005 and 8% for the nine months ended March 31, 2005 as compared to the same periods last year.

Interest income decreased 28.17% to $15,004 for the three months ended March 31, 2005 from $20,888 for the three months ended March 31, 2004 and increased 90.01% to $49,535 for the nine months ended March 31, 2005 from $26,070 for the same period last year. The increase for the nine months ended March 31, 2005 from the nine months ended March 31, 2004 is a result of a change in the Company's policy, which now charges finance charges when extending credit to patients. Although patients requiring credit to pay for services have always signed an agreement to pay finance charges, the Company recently implemented the policy to charge for credit to discourage long term credit for services. The decrease for the three months ended March 31, 2005 from the three months ended March 31, 2004 is a result of the Company's policy to extend credit on a more limited basis which reduced the interest income for patients and limited excess funds in interest bearing accounts.

Other income increased 21.14% to $31,568 for the three months ended March 31, 2005 from $26,059 for the three months ended March 31, 2004 and decreased 25.06% to $58,060 for the nine months ended March 31, 2005 from $77,472 for nine months ended March 31, 2004. These changes are due to the elimination of rental income from the sublease of the New York property, formerly occupied by BSC, which was partially offset by the payment of $25,000 in a legal settlement (see Note E - Legal Proceedings, on page 8 of this report for details).

Interest expense and other financing costs decreased 32.00% to $148,988 for the three months ended March 31, 2005 from $219,116 for the three months ended March 31, 2004 and increased 5.51% to $491,840 for the nine months ended March 31, 2005 from $466,150 for the same period last year. The decrease for the three months is due to lower overall interest rates and decreases in long term debt. The increase for the nine months is due in part to the interest on Note A of the Pivotal acquisition and financing costs related to the recent refinancing of the Company's long-term debt and receivables financing and the increased borrowing to provide funds for the start up of Detroit Behavioral Institute.

The Company's provision for income taxes of $98,469 for the nine months ended March 31, 2005 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the nine months ended March 31, 2005 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to potential changes in IRS rules that may limit the accessibility of the loss carry-forwards.

Liquidity and Capital Resources

The Company's net cash provided by operating activities was $129,231 for the nine months ended March 31, 2005 compared to $141,152 of cash used in operations for the nine months ended March 31, 2004. Cash flow provided by operations in the nine months ended March 31, 2005 consists of net income of $2,064,888 plus depreciation and amortization of $324,397, non-cash equity based charges of $78,656 and an increase in accounts payable and other liabilities of $252,719 less cash used for net changes in accounts receivable and other operating assets of $2,591,429.

Cash used in investing activities in the nine months ended March 31, 2005 consisted of $359,407 in capital expenditures compared to $150,488 in capital expenditures during the same period last year and costs related to a business acquisition of $62,258. The capital expenditures primarily related to the set up of the Detroit Behavioral Institute operations and the upgrade of the corporate exchange server in addition to routine equipment replacement.

Cash provided by financing activities of $250,485 in the nine months ended March 31, 2005 was the result of the issuance of common stock for the exercise of options and warrants offset by costs related to the issuance of common stock, required reductions in long term debt and the purchase of treasury shares.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. Total outstanding accounts receivable from patient care, net of allowance for doubtful accounts, increased 30.5% to $6,863,475 at March 31, 2005 from $5,261,202 at June 30, 2004. This increase is due in part to the new receivables being generated by Detroit Behavioral Institute, the new 30 bed adjudicated boys unit in Detroit, and higher revenues during the quarter. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor or collection problem. Over the years the Company has increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. The Company's collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.


The Company has operated ongoing operations profitably for seventeen consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to predict based upon prior experience, if the current positive business environment towards behavioral health treatment and new business opportunities continues, the Company believes that it will see continued improved results.

The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2005 are listed below.

       Year Ending        Term         Capital       Operating
         March 31,        Notes         Leases        Leases         Total
       ______________    _________     ________     __________     __________

           2005          $887,336*     $22,741      $1,365,933     $2,276,010
           2006           876,228       10,229       1,087,062      1,973,519
           2007           674,766        4,574         869,466      1,548,806
           2008           278,385          141         813,632      1,092,158
           2009           202,939           --         409,027        611,966
           Thereafter     166,964           --              --        166,964
       ______________    _________     ________     __________     __________
        Total minimum
        payments        $3,086,618     $37,685      $4,545,120     $7,669,423
                        ===========   ========      ===========    ==========

* Includes $100,000 in convertible debentures

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth. During the quarter ended March 31, 2005, the lender requested that the Company sign two replacement notes for the original $3,500,000 note to make it possible for them to assign a portion of the debt to an affiliate company. The replacement notes are included as exhibits to this Report on Form 10Q-SB.

The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007. The balance due on the term loan as of March 31, 2005 was $1,220,000 and is included in the table above based on its payment terms.

The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The outstanding balance on the revolving credit note as of March 31, 2005 was $2,521,089.

Under the revolving credit agreement, the Company must meet certain financial and administrative covenants, as defined therein. As of March 31, 2005, the Company was not in compliance with one of the financial covenants. The Company's failure to meet these covenants was a result of a Michigan Quality Assurance Assessment fee that the Company was not previously subject to and was not included in the Company's budget. The Company is appealing the size and substance of the fee based on the size of the facility. In previous years the fee was only assessed on larger facilities. The Company received notification from the lender on May 10, 2005 waiving the covenant non-compliance at March 31, 2005.

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

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 21, 2004. Because sufficient proxies were not received to hold the vote on the new non-employee director stock option plan to replace the plan expiring in October 2005, the meeting was adjourned and re-convened on January 20, 2005 at which time the 2005 Non-Employee Director Stock Option Plan (the "Plan") was approved with a total of 11,878,609 votes counted, 11,036,072 for and 842,537 opposed. Under the Plan 350,000 shares of Class A Common Stock are available for issuance to non-employee directors only, subject to the terms and conditions of the Plan.

Item 6.  Exhibits and reports on Form 8-K.

Exhibit List

Exhibit No.        Description

   10.47 One of two (2) Revolving Credit Notes in the amount of $1,500,000 issued to replace the $3,500,000 note signed in favor of CapitalSource Finance, LLC dated October 19, 2004 by PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point - Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc.

   10.48 One of two (2) Revolving Credit Notes in the amount of $2,000,000 issued to replace the $3,500,000 note signed in favor of CapitalSource Finance, LLC dated October 19, 2004 by PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point - Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc.

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

Reports on Form 8-K

The Company filed one report on form 8-K during the quarter ended March 31, 2005. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 2.02 of the instructions for form 8-K.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHC, Inc.
                                              Registrant

Date: May 13, 2005                            /s/  Bruce A. Shear
                                              _____________________________
                                                   Bruce A. Shear
                                                   President
                                                   Chief Executive Officer




Date: May 13, 2005                            /s/  Paula C. Wurts
                                              _______________________________
                                                   Paula C. Wurts
                                                   Controller
                                                   Treasurer