Form 10-K
period 2005-06-30
PHC INC /MA/
filed 2005-09-28
CIK 915127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005
     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-22916
                                    PHC, INC.
             (Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS                                          04-2601571
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 LAKE STREET, SUITE 102, PEABODY, MA                    01960
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (978) 536-2777

              Securities registered under Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                     No Disclosure X

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).                                  Yes No X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                      Yes No X

As of December 31, 2004 the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $23.1 million.

As of August 5, 2005, 17,332,330 shares of the registrant's Class A Common Stock and 776,991 shares of the issuer's Class B Common Stock were outstanding.

                                    -- 1 --

PART I All references in this Annual Report on Form 10-K to "Pioneer," "PHC," "the Company," "we," "us," or "our" mean, unless the context otherwise requires, PHC, Inc. and its consolidated subsidiaries.


Item 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries. Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities in Nevada and two inpatient psychiatric facilities in Michigan. We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan. Through another subsidiary, at four sites, we conduct studies on the effects of psychiatric pharmaceuticals on a controlled population through contracts with the manufacturers of these pharmaceuticals. In fiscal 2004, we expanded our operations related to pharmaceutical studies through the acquisition of Pivotal Research Centers, LLC. We also operate a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.

     Our Company provides behavioral health services through inpatient and outpatient facilities. Our substance abuse facilities provide specialized treatment services to patients who typically have poor recovery prognoses and who are prone to relapse. These services are offered in small specialty care facilities, which permit us to provide our clients with efficient and customized treatment without the significant costs associated with the management and operation of general acute care hospitals. We tailor these programs and services to "safety-sensitive" industries and concentrate our marketing efforts on the transportation, oil and gas exploration, heavy equipment, manufacturing, law enforcement, gaming and health services industries. Our psychiatric facilities provide inpatient psychiatric care, intensive outpatient treatment and partial hospitalization programs to children, adolescents and adults. Our outpatient mental health clinics provide services to employees of major employers, as well as to managed care companies and Medicare and Medicaid clients. The psychiatric services are offered in a larger, more traditional setting than PHC's substance abuse facilities, enabling PHC to take advantage of economies of scale to provide cost-effective treatment alternatives.

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

     In general, the Company does not accept patients who do not have either insurance coverage or adequate financial resources to pay for treatment. Each of the Company's substance abuse facilities does, however, provide treatment free of charge to a small number of patients each year who are unable to pay for treatment, but who meet certain clinical criteria and who are believed by the Company to have the requisite degree of motivation for treatment to be successful. In addition, the Company provides follow-up treatment free of charge to relapse patients who satisfy certain criteria. The number of patient days attributable to all patients who receive treatment free of charge in any given fiscal year is less than 5% of the total patient days.

     The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's workforce. For example, Subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as The Drug Free Workplace Act), requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness


                                    -- 3 --
programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options as an alternative to termination of employment.

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

     Highland Ridge periodically conducts or participates in research projects. Highland Ridge was the site of a research project conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. The research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineated the nature and scope of research involving human subjects. Highland Ridge benefited from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers. In the past, Highland Ridge contracted with a major pharmaceutical manufacturer to participate in a research study in cooperation with a local nursing home. In the future all pharmaceutical research will be provided through our research subsidiary, Pivotal Research Centers, Inc.

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

                                    -- 4 --

     Mount  Regis  Center's  programs  are  sensitive  to the needs of women and minorities. The majority of Mount Regis clients are from Virginia and surrounding states. In addition, because of its relatively close proximity and accessibility to New York, Mount Regis has been able to attract an increasing number of referrals from New York-based labor unions. Mount Regis has also been able to attract a growing number of clients through the Internet. Mount Regis has established programs that allow the Company to better treat dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders), cocaine addiction and relapse-prone patients. The multi-disciplinary case management, aftercare and family programs are key to the prevention of relapse.

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

     The  Company  offers  inpatient  and  partial  hospitalization   psychiatry
services through Harbor Oaks Hospital. The Company also provides residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc. The Company also currently operates six outpatient psychiatric facilities.

     The Company's philosophy at these facilities is to provide the most appropriate and efficacious care with the least restrictive modality of care. An attending physician, a case manager and a clinical team, work together to manage the care plan. The integrated delivery system allows for better patient tracking and follow-up and fewer repeat procedures and therapeutic or diagnostic errors. Qualified, dedicated staff members take a full history on each new patient, and through test and evaluation procedures, they provide a thorough diagnostic write-up of the patient's condition. In addition a physician does a complete physical examination for each new patient. This information allows the caregivers to determine which treatment alternative is best suited for the patient and to design an individualized recovery program for the patient.

     Managed health care organizations, state agencies, physicians and patients themselves refer patients to our facilities. These facilities have a patient population ranging from children as young as five years of age to senior citizens. Compared to the substance abuse facilities, the psychiatric facilities treat a larger percentage of female patients.

HARBOR OAKS - The Company acquired Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Commerce, Medicare certified and accredited by JCAHO. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has treated clients from Macomb, Oakland and St. Clair counties and has expanded its coverage area to include Wayne, Sanilac and Livingston counties.

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

     On February 10, 1997, Harbor Oaks Hospital opened an 8-bed residential unit serving adolescents with substance abuse problems and co-existing mental disorders who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is


                                    -- 5 --
     admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and regularly thereafter, to determine if additional treatment is required. State authorization allowed the Company to increase the number of beds in the adjudicated residential unit to twelve on May 1, 1998 and twenty on June 26, 1998. In the fourth quarter of fiscal 2005, Harbor Oaks began operating an outpatient site near New Baltimore, Michigan. Its close proximity to the hospital allows for a continuum of care for patients after discharge.

DETROIT BEHAVIORAL INSTITUTE - Detroit Behavioral Institute operates a thirty bed residential unit, located in downtown Detroit, serving delinquents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program are male, ranging from 12 to 18 years of age, with a minimum IQ of 70. The program provides individual, group and family therapy sessions for medication orientation, anger management, impulse control, grief and loss, family interactions, coping skills, stress management, substance abuse, discharge and aftercare planning (home visits and community reintegration), education, recreation therapy and sexual/physical abuse counseling as required. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and each subsequent six-month period thereafter, to determine if additional treatment is required. The Company is in the process of acquiring the final permits to open an additional twenty-bed unit for adjudicated females in the same age range. This unit will be located in the same building on the floor above the adjudicated male unit.

HARMONY HEALTHCARE - Harmony Healthcare, which consists of two psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large gaming companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day and seven days a week. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through a capitated rate behavioral health carve-out with PacifiCare Insurance.

NORTH POINT-PIONEER, INC. - North Point consists of three outpatient psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings. In the first fiscal quarter of 2005 North Point was awarded a contract with Macomb County Office of Substance Abuse (MCOSA) to provide behavioral health outpatient and intensive out-patient services for indigent and Medicaid clients residing in Macomb County. The contract is renewable annually with an estimated value of $55,000 annually.

Call Center Operations

WELLPLACE, INC. - In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, formerly known as Pioneer Development Support Services, or PDS2, shown as contract support services on the accompanying statement of operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of June 30, 2005. Wellplace operated the smoking cessation quitlines for the State of Nebraska until the contract expiration in May 2004 and the State of Kansas until the contract expiration in May 2005. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital. Wellplace also contracts with Wayne County Michigan to operate its call center. This call center is located in downtown Detroit, Michigan. In the second fiscal quarter of 2005 this contract was expanded to provide credentialing services to Detroit Wayne County Community Mental Health Carve-out providers and Agency staff. Wellplace also signed a contract with Behavioral Health Providers Incorporated to provide credentialing services. Wellplaces' primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

                                    -- 6 --

Research Operations

PIVOTAL RESEARCH CENTERS, INC. - (formerly PIONEER PHARMACEUTICAL RESEARCH, INC.
- PPR) - Pivotal Research Centers works with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness. In April 2004, the Company expanded our operations related to pharmaceutical studies through the acquisition of 100% of the membership interest in Pivotal Research Centers, LLC. Pivotal performs all phases of clinical research for Phase I-IV drugs under development through four dedicated research sites, including one of the largest single psychiatric research sites in the country. Pivotal currently has approximately 43 enrolling studies and an additional 53 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research. With a current client base including Alza, AstraZeneca, Bristol Meyers Squibb, Cephalon, Forest, GlaxoSmithKline, Hisamitsu, Lilly, Merck, Mylan, Novartis, Organon, Sepracor and Wyeth, the Company currently has protocols in Alzheimer's disease, ADHD, Diabetes Type II, Fibromyalgia, Generalized Anxiety Disorder, Healthy Volunteers, Insomnia, Major Depressive Disorder, Obesity, Pain, Parkinson's Disease, Restless leg syndrome and Shift Work Sleep Disorder. Pivotal currently operates at four sites. Two in Arizona and one each in Utah and Michigan. Although the Company's other facilities may still provide study patients, all future Studies will be supervised by the Company's research arm, Pivotal Research Centers, Inc.

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

                                    -- 7 --

Operating Statistics

     The following table reflects selected financial and statistical information for all psychiatric services.

                                                                  Year Ended June 30,
                                                                     (unaudited)
                                2005             2004         2003           2002          2001
                             ______________________________________________________________________
   Inpatient

   Net patient service      $18,469,578    $14,845,163    $14,430,069    $14,130,471   $13,507,124
   revenues

   Net revenues per         $       436    $       414    $       417    $       413   $       418
   patient day (1)

   Average occupancy rate         78.8%          76.7%          77.7%          76.9%         72.0%
   (2)

   Total number of
   licensed beds at end
   of period                        160            130            122            122           122

   Source of Revenues:
        Private (3)              61.79%         61.62%         62.20%         76.82%        82.00%
        Government (4)           38.21%         38.38%         37.80%         23.18%        18.00%

   Partial Hospitalization
   and Outpatient

   Net Revenues:
        Individual          $ 5,557,298    $ 5,647,752    $ 4,865,392    $ 4,678,493   $ 5,283,278
        Contract            $ 2,060,212    $ 1,925,440    $ 1,947,716    $ 2,300,140   $ 2,297,071

   Sources of revenues:

        Private                   97.2%          97.7%          98.0%          98.1%         97.9%

        Government                 2.8%           2.3%           2.0%           1.9%          2.1%

   Other Services:

   Wellplace(5)             $ 3,466,832    $ 2,984,477    $ 1,649,374    $   842,345   $   944,567

      Pharmaceutical
            Studies (6)     $ 4,509,338    $ 1,246,013    $   940,772    $         0   $         0
   Practice
         Management (7)     $         0    $         0    $         0    $         0   $   345,111


(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.

                                    -- 8 --

(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid programs.
(5) Wellplace, formerly PDS2, Pioneer Development and Support Services, provides clinical support, referrals management and professional services for a number of the Company's national contracts and operates the Wayne County Michigan call center.
(6) Pharmaceutical Studies includes research studies of the Company prior to the acquisition of 100% of the membership interest in Pivotal Research Centers, LLC on April 30, 2004 and ongoing operations of all research sites.
(7) Practice Management revenue was produced through BSC-NY and PHC, Inc. During the fiscal year ended June 30, 2001, the Company closed its practice management operations.

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

 Marketing and Customers

     The Company markets its substance abuse, inpatient and outpatient psychiatric health services both locally and nationally, primarily to safety sensitive industries, including transportation, manufacturing and healthcare services. Additionally, the Company markets its services in the gaming industry both in Nevada and nationally and its help line services nationally.

     The Company employs nine individuals dedicated to marketing the Company's facilities, five of whom are in the research division. Each facility performs marketing activities in its local region. The Senior Vice President of the Company coordinates the Company's national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. "At risk" contracts require that the Company provide all the clinically necessary behavioral health services for a group of people for a set fee per person per month. The Company currently has one at risk contract with a large insurance carrier, which requires the Company to provide behavioral health services to all of its insured in the state of Nevada for a fixed fee. This at risk contract represents less than 5% of the Company's total gross revenues. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

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

     In addition to its direct patient care services, the Company maintains its web site, Wellplace.com, which provides articles and information of interest to the general public as well as the behavioral health professional. The Company's internet company also provides the added benefit of web availability of information for various EAP contracts held and serviced by those subsidiaries providing direct treatment services.

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

     The Company's pharmaceutical research operations compete for studies with other research companies located in the same areas as our research offices in Arizona, Michigan and Utah.

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


                                    -- 10 --

Quality Assurance and Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") surveys and accredits the Company's inpatient facilities, except Detroit Behavioral Institute, and the Company's outpatient facilities comply with the standards of National Commission on Quality Assurance ("NCQA") although the facilities are not NCQA certified. The Company's outpatient facilities in Michigan are certified by the American Osteopathic Association ("AOA"), which is nationally recognized by all payors as the measure of quality in outpatient treatment. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. The Company is currently in the process of providing data for accreditation through the Council on Accreditation ("COA") for the Detroit Behavioral Institute residential facility. This accreditation is expected to be awarded in the next quarter. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.

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

     In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs and will likely continue to do so. Additionally, congressional spending reductions for the Medicaid program involving the issuance of block grants to states is likely to hasten the reliance upon managed care as a potential savings mechanism of the Medicaid program. As a result of this reform activity, the Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.

     Control of the healthcare industry exercised by federal, state and local regulatory agencies can increase costs, establish maximum reimbursement levels and limit expansion. Our Company and the health care industry are subject to rapid regulatory change with respect to licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, the addition of new services, compliance with physical plant safety and land use requirements, implementation of certain capital expenditures, reimbursement for services rendered and periodic government inspections. Governmental budgetary restrictions have resulted in limited reimbursement rates in the healthcare industry including our Company. As a result of these restrictions, we cannot be certain that payments under government programs will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states, including the State of Michigan, where the majority of our Medicaid Revenue is generated, are considering reductions in state Medicaid budgets.

                                    -- 11 --

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

Medicare Reimbursement

     Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2005, 10.27% of revenues for Harbor Oaks were derived from Medicare programs. Harbor Oaks revenue was 37.3% of total net patient care revenues.

     Effective for fiscal years beginning after January 1, 2005, the prospective payment system ("PPS") was brought into effect for all Psychiatric services paid through the Medicare program. The new system will change the present TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to a new variable per diem-based system. The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from CMS's administrative data base (cost reports and claims data). Patient-specific characteristics include principal diagnoses, comorbid conditions, and age. Facility specific variables include an area wage index, rural setting, and the extent of teaching activity. This change is being phased in over the next three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates, 75/25, 50/50, and 25/75, respectively. We expect this new system will result in a higher reimbursement rate than the current rate at Harbor Oaks.

     In order to receive Medicare reimbursement, each participating facility must meet the applicable conditions of participation set forth by the federal government relating to the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. In addition, Medicare regulations generally require that entry into such facilities be through physician referral. The Company must offer services to Medicare recipients on a non-discriminatory basis and may not preferentially accept private pay or commercially insured patients. The Company currently meets all of these conditions and requirements and has systems in place to assure compliance in the future.

Medicaid Reimbursement

     Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks and Detroit Behavioral
Institute. A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state. For the period ended June 30, 2005, 24.03% of total net patient revenues of the Company were derived from Medicaid programs.


                                    -- 12 --

     Harbor Oaks and Detroit Behavioral Institute are both participants in the Medicaid programs administered by the State of Michigan. The Company receives reimbursement on a per diem basis, inclusive of ancillary costs. The state determines the rate and adjusts it annually based on cost reports filed by the Company.

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

Employees

     As of July 31, 2005, the Company had 460 employees of whom nine were dedicated to marketing, 139 (27 part time) to finance and administration and 312 (55 part time and 54 contingent) to patient care. Until January of 2003, all of the Company's employees were leased through Team America, a national employee-leasing firm. The Company elected to discontinue the use of the leasing company and begin processing payroll in-house or using a more traditional payroll service while providing more employee services when the benefit of using a leasing company began to diminish.

     The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation. In December 2004, the Company and the Union reached a collective bargaining agreement, which was ratified by the employees on December 8, 2004 and signed by the Union and the Company in January 2005.

     The limited number of healthcare professionals in the areas in which the Company operate may create staffing shortages. The Company's success depends, in large part, on its ability to attract and retain highly qualified personnel, particularly skilled health care personnel, which are in short supply. The Company faces competition for such personnel from governmental agencies, health care providers and other companies and is constantly increasing its employee benefit programs, and related costs, to maintain required levels of skilled professionals. As a result of staffing shortages, the Company uses professional placement services to supply it with a pool of professionals from which to choose. These individuals generally are higher skilled, seasoned individuals who require higher salaries, richer benefit plans, and in some instances, require relocation. The Company has also entered into contracts with agencies to provide short-term interim staffing in addition to placement services. These additional costs impact the Company's profitability.

                                    -- 13 --

Insurance

     Each of the Company's facilities maintains separate professional liability insurance policies. Harbor Oaks, Highland Ridge Hospital, Mount Regis Center, North Point, Detroit Behavioral Institute, Harmony Healthcare and Pivotal, Inc. each have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition, the Company has maintained the insurance coverage which was in place for Pivotal Research Centers, LLC by its former owners of $3,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage, Highland Ridge maintains a $1,000,000 umbrella policy, Harbor Oaks and Detroit Behavioral Health each maintain a $5,000,000 umbrella policy and Mount Regis Center maintains a $3,000,000 umbrella policy. In addition, each of these entities maintains general liability insurance coverage in similar amounts.

     The Company maintains $1,000,000 of directors' and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate and an umbrella policy of $1,000,000. The Company believes, based on its experience, that its insurance coverage is adequate for its business and, although cost has escalated in recent years, that it will continue to be able to obtain adequate coverage.

Acquisition and Expansion

     If we acquire new businesses or expand our businesses, the operating costs may be far greater than revenues for a significant period of time. The operating losses and negative cash flow associated with start-up operations or acquisitions could have a material adverse effect on our profitability and liquidity unless and until such facilities are fully integrated with our other operations and become self sufficient. Until such time, we may be required to borrow at higher rates and less favorable terms to supplement short term operating cash flow shortages.

Item 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2009. The current annual payment under the lease is $80,000. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health. The lease is for a six-year term expiring December 31, 2009, which provides for monthly rental payments of approximately $20,000. Changes in rental payments each year are based on increases or decreases in the CPI. The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.

Mount Regis Center

     The Company owns the Mount Regis facility, which consists of a three-story wooden building located on an approximately two-acre site in a residential neighborhood. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $331,800 as of June 30, 2005. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

     The Company owns or leases premises for each of its psychiatric facilities. Detroit Behavioral Institute, Harmony, North Point Pioneer and Pivotal Research lease their premises. The Company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary. The Company believes that all of these premises are adequate for its current and anticipated needs.

                                    -- 14 --

Harbor Oaks Hospital

     The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $1,145,000 mortgage on this property as of June 30, 2005. The Company believes that these premises are adequate for its current and anticipated needs.

Item 3.  LEGAL PROCEEDINGS.

     In April 2004, the Company successfully resolved a medical malpractice lawsuit. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees of approximately $1,030,000 is reflected in the operating results during the year ended June 30, 2004 as a component of administrative expenses. The Company continues to seek reimbursement from all sources for amounts expended on this case.

     The Company is subject to various claims and legal action that arise in the ordinary course of business. In the opinion of management, Pioneer is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                    -- 15 --

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the Company's public offering, which was declared effective on March 3, 1994, until December 2000, the Company's Units, Class A Common Stock and Class A Warrants were traded on the NASDAQ National Market under the symbols "PIHCU," "PIHC" and "PIHCW," respectively. In December 2000, the Company's stock was delisted due to failure to meet listing criteria. Currently, the Company's Class A Common Stock is traded on the NASDAQ Bulletin Board under the symbol "PIHC-BB." There is no public trading market for the Company's Class B Common Stock. The following table sets forth, for the periods indicated, the high and low sale price of the Company's Class A Common Stock, as reported by NASDAQ Bulletin Board.

                                                       HIGH             LOW
2004
        First Quarter                               $    .98         $    .72
        Second Quarter                              $   1.39         $    .83
        Third Quarter                               $   1.71         $   1.17
        Fourth Quarter                              $   1.37         $    .87
2005
        First Quarter                               $   1.21         $    .93
        Second Quarter                              $   1.73         $   1.11
        Third Quarter                               $   2.10         $   1.33
        Fourth Quarter                              $   2.62         $   1.75
2006
        First Quarter (through August 31, 2005)     $   2.95         $   2.26

     On August 31, 2005, the last reported sale price of the Class A Common Stock was $2.42. On August 5, 2005, there were 707 holders of record of the Company's Class A Common Stock and 312 holders of record of the Company's Class B Common Stock. Information required with respect to "Securities Authorized for Issuance Under Equity Compensation Plans" is included in Part III, Item 11 in this Annual Report on Form 10-K. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of fiscal 2005.

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

MARKET RISKS

     The Company's failure to meet listing requirements resulted in the delisting of the Company's stock from the Nasdaq Stock Market in December 2000. Since then, the Company's stock has been a bulletin board traded stock. Since there may be an absence of market makers on the bulletin board, the price may be more volatile and it may be harder to sell the securities. The shares have sold at prices varying between a low of $.72 and a high of $2.95 from July 2003 through August 2005. If our common stock is not actively traded, the small number of transactions can result in significant swings in the market price, and it may be difficult for stockholders to dispose of stock in a timely way at a desirable market price or may result in purchasing of shares for a higher price.

     Our right to issue convertible preferred stock may adversely affect the rights of the common stock. Our Board of Directors has the right to establish


                                    -- 16 --
the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock.

     During the twelve month period ended June 30, 2005, the Company did not make any sales of unregistered securities.

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

     The selected consolidated financial data as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005 have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial data as of June 30, 2003, 2002 and 200l and for each of the two year period ended June 30, 2002 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP, independent registered public accounting firm.

     The historical results are not necessarily indicative of the results to be expected for any future period.

PHC, Inc.
                                                  Selected Financial Data
                                             As of and for the years ended, June 30
                                       2005          2004         2003          2002        2001
                                  ___________  ____________   __________    __________    _________
                                             (in thousands, except share and per share)
   Statements of Operations Data:

Revenues                          $    34,063  $    26,649   $    23,833   $    22,698   $   22,750
Cost and Expenses:
  Patient care expenses                14,582       12,422        11,676        10,692        9,663
  Contract expenses                     2,198        2,392         1,399           704          855
  Administrative expenses              12,424       10,333         8,204         8,821        8,804
  Practice management closing
   expenses *                              --           --            --            --        5,186
  Provision for doubtful accounts       1,272        1,356         1,108           717        2,490
  Interest Expense                        655          532           542           791        1,043
  Other (income) expenses,
   including interest income, net        (150)        (140)         (129)         (126)         (86)
                                  ___________  ____________   __________    __________    __________

Total expenses                         30,981       26,895        22,801        21,599       27,956
                                  ___________  ____________   __________    __________    __________

Income (loss) before income taxes       3,082         (246)        1,032         1,099       (5,206)

Provision for (benefit from)
  income taxes                            (74)          11            54            15           44
                                  ___________  ____________   __________    __________    __________

Net income (loss)                       3,156         (257)          978         1,084       (5,251)

Dividends                                  --           --            --           (99)        (383)
                                  ___________  ____________   __________    __________    __________
Net income (loss) applicable to
  common shareholders             $     3,156  $      (257)   $      978   $       985   $   (5,634)
                                  ===========  ============   ==========    ==========    ==========

Basic income (loss) per common
  share                           $      0.18  $     (0.02)  $      0.07   $      0.10   $    (0.66)
                                  ===========  ============   ==========    ==========    ==========

Basic weighted average number
  of shares outstanding            17,574,678   14,731,395    13,944,047    10,232,286    8,518,408
                                  ===========  ============   ==========    ==========    ==========

Diluted income (loss) per common
  share                           $      0.17  $     (0.02)   $     0.07   $      0.09     $  (0.66)
                                  ===========  ============   ============   ===========   =========

Diluted weighted average number
  of shares outstanding            18,364,076   14,731,395    14,564,078    11,012,861    8,518,408
                                  ===========  ============   ============   ===========   =========

                                    -- 17 --

                                      2005     2004      2003     2002    2001
                                    ___________________________________________
                                                   (in thousands)
Balance Sheet Data:
Cash and cash equivalents           $   918   $  595   $  495   $ 205   $   44
Working capital (deficit)             4,106      241      736    (154)  (2,908)

Long-term debt and obligations under
   capital leases                     2,712    2,285    3,002   3,427    3,897
Total stockholders' equity            9,102    5,367    1,935     616   (1,281)
Total assets                         17,896   13,312    9,412   9,474    9,723

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act") and are subject to the Safe Harbor provisions created by the statute.
Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan", "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2005, 2004 and 2003. It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital, a residential treatment facility and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company's internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Utah, Michigan and Arizona.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct


                                    -- 18 --
of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness. If passed, this legislation may improve access to the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

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

Allowance for doubtful accounts:

     The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and


                                    -- 19 --
increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance. These percentages vary by facility based on each facility's experience in and expectations for collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance.

Income Taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance. During the fiscal year ended June 30, 2005, the Company recognized a tax benefit of approximately $209,000, related to a decrease in its valuation allowance, based on budgeted taxable income for the next fiscal year. The Company's policy is to recognize tax benefit for only the next fiscal year based on the uncertainties surrounding the healthcare industry.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers. Such valuations require the Company to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment. The Company uses an outside valuation expert to assess the value of intangibles each year and will continue to do so unless circumstances require an earlier evaluation.

Results of Operations

     The following table illustrates our consolidated results of operations for the years ended June 30, 2005, 2004 and 2003 (in thousands):

                                        2005             2004             2003
                                 ______________ ____________________________________
                                               (in thousands)
Statements of Operations Data:
                                   Amount     %       Amount    %      Amount     %
Revenue                           $34,063   100.0%   $26,649  100.0%  $23,833   100.0%
                                 ________   ______   _______   _____  _______   ______
Cost and Expenses:
   Patient care expenses           14,582    42.8%    12,422   46.6%   11,676    49.6%
   Contract expenses                2,198     6.5%     2,392    9.0%    1,399     5.9%
   Administrative expenses         12,424    36.5%    10,333   38.8%    8,204    33.8%
   Provision for bad debts          1,272     3.7%     1,356    5.1%    1,108     4.6%
   Interest Expense                   655     1.9%       532    2.0%      542     2.3%
   Other (income) expenses, net      (150)   -0.4%      (140)  -0.5%     (129)   -0.5%
                                 ________   ______   _______   _____  _______   ______

Total expenses                     30,981    91.0%    26,895  100.9%   22,801    95.7%
                                 ________   ______   _______   _____  _______   ______

                                    -- 20 --

                                        2005             2004             2003
                                 ______________ ____________________________________
                                                  (in thousands)

Income (loss) before income taxes   3,082     9.0%      (246)  -0.9%    1,032     4.3%

Provision for (benefit from) income
     taxes                            (74)   -0.2%        11    0.0%       54     0.2%
                                 ________   ______   _______   _____  _______   ______

Net income (loss)                 $ 3,156     9.3%   $  (257)  -1.0%  $   978     4.1%
                                 ========   ======   ========   =====  =======   ======

Years ended June 30, 2005 as compared to June 30, 2004

     The Company's profitability from its operations, without the impact of the litigation and settlement costs of approximately $1,030,000 recorded in fiscal 2004, excluding research operations, increased 100.55% for the fiscal year ended June 30, 2005 over the fiscal year ended June 30, 2004. Net income, with the same adjustments, increased 253.39%. This increase is primarily the result of increased census in our treatment facilities and the addition of 30 beds in the second quarter of fiscal 2005. Total revenues increased 27.8% to $34,063,258 for the year ended June 30, 2005 from $26,648,845 for the year ended June 30, 2004. Income from operations increased to $3,587,412 for the year ended June 30, 2005 from $145,536 for the year ended June 30, 2004.

     Total net patient care revenue from all facilities increased 16.4% to $26,087,088 for the year ended June 30, 2005 as compared to $22,418,355 for the year ended June 30, 2004. Patient days increased over 6,500 days for the fiscal year ending June 30, 2005 over the fiscal year ended June 30, 2004. In addition, the Company experienced a better payor mix. In December 2004, the Company opened 30 residential beds increasing our available beds from 130 to 160. The contracted rate for these residential beds is lower than that of our other facilities, which negatively impacts our revenue per patient day. Net inpatient care revenue from inpatient psychiatric services increased 24.4% to $18,469,578 for the year ended June 30, 2005 from $14,845,163 for the fiscal year ended June 30, 2004. Net partial hospitalization and outpatient care revenue increased 0.5% to $7,617,510 for the year ended June 30, 2005 from $7,573,192 for the year ended June 30, 2004. This minimal increase is partially a result of the high increase last year triggered by the utilization of these step-down programs by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue increased 261.9% to $4,509,338 for the year ended June 30, 2005 from $1,246,013 for the year ended June 30, 2004. This increase is due to the acquisition of Pivotal Research Centers, LLC, in April 2004. Revenues also increased in our contract support services division, Wellplace, formerly known as Pioneer Development and Support Services ("PDS2"). Wellplace revenues increased 16.2% to $3,466,832 for the year ended June 30, 2005 from $2,984,477 for the year ended June 30, 2004. This increase in revenue is primarily due to the increase in the Wayne County call center contract in October 2004. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses, excluding research, increased by $1,327,950, or 11.47%, to $12,905,286 for the year ended June 30, 2005 from $11,577,336 for the year ended June 30, 2004 due to the increase in available beds and resulting increase in patient census at our inpatient facilities. Inpatient census


                                    -- 21 --
increased by 6,537 patient days, 18%, for the year ended June 30, 2005 compared to the year ended June 30, 2004. Direct patient care payroll and payroll related expenses increased 8.5% to $10,727,317 for the year ended June 30, 2005 from $9,890,125 for the year ended June 30, 2004, food and dietary expense increased 21.0% to $633,869 for the year ended June 30, 2005 from $524,023 for the year ended June 30, 2004, hospital supplies expense increased 6.6% to $51,863 for the year ended June 30, 2005 from $48,667 for the year ended June 30, 2004, laboratory fees increased 5.9% to $160,603 for the year ended June 30, 2005 from $151,697 for the year ended June 30, 2004, laundry expense increased 7.5% to $47,416 for the year ended June 30, 2005 from $44,124 for the year ended June
30, 2004 and agency nursing expense increased 233.7% to $119,672 for the year ended June 30, 2005 from $35,867 for the year ended June 30, 2004. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness and the start up of the additional 30 bed residential unit in December 2004. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census. (see "Operating Statistics" Part I, Item 1).

     Patient care expenses for the research division increased 98.4% to $1,676,749 for the year ended June 30, 2005 from $845,291 for the year ended June 30, 2004. This increase is due to the expansion of our research division through the acquisition of Pivotal Research Centers, LLC in April 2004. Payroll and related direct care expenses increased 113.4% to $1,287,038 for the year ended June 30, 2005 from $603,179 for the year ended June 30, 2004. Patient supplies expense increased 4.9% to $23,040 for the year ended June 30, 2005 from $21,962 for the year ended June 30, 2004. Patient stipends and other patient related expenses increased 66.7% to $366,671 for the year ended June 30, 2005 from $219,914 for the year ended June 30, 2004. These expenses are expected to increase in a direct relationship with the increases in related revenue.

     Cost of contract support services related to Wellplace decreased 8.1% to $2,197,518 for the year ended June 30, 2005 from $2,391,660 for the year ended June 30, 2004. This decrease is due to the expiration of the smoking cessation contracts for Nebraska and Kansas over the last year. Expenses are expected to increase as new contracts are added. With the exception of payroll and employee related expenses, all expenses for Wellplace decreased. Payroll and payroll related expenses increased 6.5% to $1,003,988 for the year ended June 30, 2005 from $942,866 for the year ended June 30, 2004.

     Provision for doubtful accounts decreased 6.2% to $1,272,037 for the fiscal year ended June 30, 2005 from $1,355,770 for the fiscal year ended June 30, 2004. This decrease is the result of a decrease in the age of outstanding accounts receivable which affects the required balance in allowance for doubtful accounts.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has resulted in an overall decrease in the age of its accounts receivable. Although through increased revenue the Company's gross receivables from direct patient care has increased 13.7% to $8,287,365 for the year ended June 30, 2005 from $7,287,090 for the year ended June 30, 2004, the Company believes its reserve of approximately 24% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher contractual adjustments and higher reserves.

     Total  administrative  expenses,   excluding  research,  decreased  .3%  to
$9,667,138 for the year ended June 30, 2005 from $9,695,274 for the year ended June 30, 2004. Legal expense decreased 78.7% to $255,794 for the year ended June 30, 2005 from $1,198,568 for the year ended June 30, 2004. Unusually high legal fees were experienced last year due to the litigation and settlement involving one of the Company's subsidiaries. Administrative salaries increased 16.9% to $3,054,294 for the year ended June 30, 2005 from $2,612,603 for the year ended June 30, 2004. Greater competition for experienced health care administrative staff resulted in these increased salaries. Insurance expense increased 37.9% to $587,751 for the year ended June 30, 2005 from $426,148 for the year ended June 30, 2004 due to general increases in property and liability insurance. Accounting fees, which includes non-audit accounting services, including but not limited to taxes, cost reports and individual contract audits, provided by firms other than our principal audit firm, increased 30.6% to $230,791 for the year ended June 30, 2005 from $176,746 for the year ended June 30, 2004. Fees and licenses expense increased 415.1% to $247,076 for the year ended June 30, 2005 from $47,967 for the year ended June 30, 2004. This increase is due to the newly established Michigan quality assurance assessment fee, which accounted for the majority of the increase. Rent expense increased 8.2% to $953,667 for the year ended June 30, 2005 from $881,173 for the year ended June 30, 2004. This increase is due to the opening of the 30 residential beds at Detroit Behavioral Institute.

                                    -- 22 --

     Total administrative expenses for the research division increased 332.2% to $2,757,118 for the year ended June 30, 2005 from $637,978 for the year ended June 30, 2004. This increase is due to the expansion of our research division through the acquisition of Pivotal Research Centers, LLC in April 2004. Administrative payroll and taxes increased 524.4% to $1,158,394 for the year ended June 30, 2005 from $185,520 for the year ended June 30, 2004. Comparison in the operating expenses of the offices are not meaningful because of the addition of the operations of Pivotal.

     Interest expense increased 23.2% to $654,871 for the year ended June 30, 2005 from $531,564 for the year ended June 30, 2004. This increase is due to the increase in the prime rate, which dictates the interest rate on the majority of the Company's long-term debt. It also reflects the amortization of capitalized costs associated with the refinancing of the Company's debt, which was completed in October 2004 and a penalty associated with the extinguishment of the old debt.

     The Company's income taxes of $135,969 and $11,294 for the years ended June 30, 2005 and June 30, 2004, respectively, are significantly below the Federal statutory rate of 34% primarily due to the utilization of net operating loss carry-forwards. Total provision for income tax expense for fiscal 2005 and 2004 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset and recognized a tax benefit of $303,994 based on the estimated taxable income for the fiscal year ended June 30, 2006.

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

     Total net patient care revenue from all facilities, increased 5.5% to $22,418,355 for the year ended June 30, 2004 as compared to $21,243,177 for the year ended June 30, 2003. Although occupancy and net revenue per patient day shown in "Operating Statistics" on page 8 of this report decreased, actual patient days increased by over 1,250 days. The decrease in percentage of occupancy is the result of the increase in available beds starting in November 2003 from 122 to 130. Net inpatient care revenue from inpatient psychiatric services increased 2.9% to $14,845,163 for the year ended June 30, 2004 from $14,430,069 for the fiscal year ended June 30, 2003. Net partial hospitalization and outpatient care revenue increased 11.2% to $7,573,192 for the year ended June 30, 2004 from $6,813,108 for the year ended June 30, 2003. This increase is the result of utilization of these step-down programs by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue increased 32.4% to $1,246,013 for the year ended June 30, 2004 from $940,772 for the year ended June 30, 2003. This increase is due to the recent acquisition of Pivotal Research Centers, LLC, which contributed $699,341 of revenue in the last two months of the period. The largest increase in revenues for the year was from Wellplace, formerly known as Pioneer Development and Support Services ("PDS2"). Wellplace revenues increased 80.9% to $2,984,477 for the year ended June 30, 2004 from $1,649,374 for the year ended June 30, 2003. This increase in revenue is due to the inclusion of the Wayne County call center contract, which began in March 2003 and the Kansas smoking cessation contract, which began in May 2003. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses, excluding Pivotal, increased by $638,099 to $11,577,336 for the year ended June 30, 2004 from $10,939,237 for the year ended June 30, 2003 due to the increase in patient census at our inpatient facilities.


                                    -- 23 --

Inpatient census increased by approximately 1,250 patient days, 4%, for the year ended June 30, 2004 compared to the year ended June 30, 2003. Direct patient care payroll and payroll related expenses increased 5.8% to $9,890,125 for the year ended June 30, 2004 from $9,343,880 for the year ended June 30, 2003; food and dietary expense increased 9.4% to $524,023 for the year ended June 30, 2004 from $479,102 for the year ended June 30, 2003, hospital supplies expense increased 27.5% to $48,595 for the year ended June 30, 2004 from $38,125 for the year ended June 30, 2003, laundry expense increased 11.0% to $44,124 for the year ended June 30, 2004 from $39,761 for the year ended June 30, 2003 and Medical records expense increased 12.2% to $69,415 for the year ended June 30, 2004 from $61,865 for the year ended June 30, 2003. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness. Other patient related expenses decreased 17.2% to $46,472 for the year ended June 30, 2004 from $56,153 for the year ended June 30, 2003. Laboratory fees decreased 17.9% to $151,697 for the year ended June 30, 2004 from $184,810 for the year ended June 30, 2003 due to a change in service provider and closer monitoring of tests ordered. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census. (see "Operating Statistics" Part I, Item 1).

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

     Total administrative expenses, excluding Pivotal, increased 21.5% to $9,695,274 for the year ended June 30, 2004 from $7,982,851 for the year ended June 30, 2003. Legal expense increased approximately $1,068,000, which accounts for more than 62% of the increase. This is a result of the litigation and settlement described in "Legal Proceedings" on page 15 of this report. Administrative salaries increased 7.2% to $2,612,603 for the year ended June 30, 2004 from $2,436,753 for the year ended June 30, 2003. Greater competition for experienced health care administrative staff resulted in these increased salaries. Insurance expense increased 62.3% to $426,148 for the year ended June 30, 2004 from $262,563 for the year ended June 30, 2003 due to general increases in property and liability insurance. Accounting fees, which includes non-audit accounting services, including but not limited to taxes, cost reports and individual contract audits, provided by firms other than our principal audit firm, increased 3.9% to $176,746 for the year ended June 30, 2004 from $170,135 for the year ended June 30, 2003.

     Patient care and administrative expenses for the research division increased for the year ended June 30, 2004 over the year ended June 30, 2003. These increases are due to the acquisition of Pivotal Research Centers LLC. in April 2004. Comparisons in the expenses of the research division are not meaningful because of the addition of the operations of Pivotal.

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

     The Company's income taxes of $11,294 and $54,234 for the years ended June 30, 2004 and June 30, 2003, respectively, are significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for fiscal 2004 and 2003 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to the uncertainty of its availability in future periods.

                                    -- 24 --

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

Liquidity and Capital Resources

     As of June 30, 2005, the Company had working capital of $4,106,316, including cash and cash equivalents of $917,630, compared to working capital of $240,855, including cash and cash equivalents of $594,823 at June 30, 2004. At June 30, 2004, the Company's current liabilities included $1,500,000 in long-term debt that was refinanced in October 2004.

     Cash provided by operating activities was $983,466 for the year ended June 30, 2005 compared to cash used in operating activities of $149,744 for the year ended June 30, 2004. Cash provided by operations in fiscal 2005 consists of the net income of $3,155,900, offset by an increase in total net accounts receivable of $2,251,931 due to increased revenue, an increase in other assets of $92,044, a decrease in accounts payable of $754,011 and a non-cash increase in deferred tax asset of $303,994. These uses of cash from operations were offset by depreciation and amortization of $511,211, non-cash interest expense of $51,080 and non-cash equity compensation of $105,681, which are non-cash expenditures and a decrease in prepaid expenses of $21,554 and an increase in accrued expenses and other liabilities of $540,020.

     Cash used in investing activities in fiscal 2005 consisted of $483,462 in capital expenditures for the acquisition of property and equipment and $62,258 related to the acquisition of Pivotal Research Centers, LLC compared to $193,185 in capital expenditures for the acquisition of property and equipment in fiscal 2004 and $2,191,697 related to the acquisition of Pivotal Research Centers, LLC. (See Note L to the consolidated financial statements included herewith for additional detail regarding the acquisition of Pivotal Research Centers, LLC). The Company expects investment amounts to increase with the build-out for the additional beds in Michigan and the upgrade of systems and technology Company wide.

     Cash used in financing activities in fiscal 2005 consisted of $206,306 in net debt repayments, $208,445 in deferred financing cost due to the Company's new debt arrangement, $343,692 received from the issuance of common stock, $13,880 paid in the purchase of treasury stock and $30,000 in cost related to the issuance of stock.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2005 accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 20% to $6,330,381 on June 30, 2005 from $5,261,202 on June 30,
2004. This increase is a result of increased net revenue. The Company's goal is to maintain receivables at their current levels or to have any increases result from higher revenues and timing of receivables collection. Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment. Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for early contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. The Company's collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     In order to facilitate the acquisition of the membership interest in Pivotal Research Centers, LLC, the Company determined that it would be in the best interest of the shareholders to finance the cash portion of the purchase


                                    -- 25 --
price through equity as well as raise additional working capital, since debt with favorable terms was not available. Therefore, the Company offered 2,800,000 shares of Class A Common Stock at $1.10 per share in a private placement. The private placement also included 25% warrant coverage at an exercise price of $1.10 per share with a three-year term and standard anti-dilution features. This offering was completed in two stages. As a result of the first stage of the offering, in March 2004, the Company issued 684,999 shares of Class A Common Stock for $753,500 and warrants to purchase 171,248 additional shares of Class A Common Stock. As a result of the second stage of this offering, in April 2004, the Company issued 1,918,196 shares of Class A Common Stock for $2,110,016 and warrants to purchase 479,549 additional shares of Class A Common Stock. The private placement facilitated the closing of the acquisition without incurring any additional bank debt, and also provided the necessary working capital for Pivotal to execute its business plan.

Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2005 are as follows:


     Year Ending                   Term      Capital   Operating
      June 30,                     Notes     Leases      Leases       Total
                                _________   _________   _________   __________

      2006                      $ 774,683    $29,777   $1,299,529   $2,103,989
      2007                        808,817     10,087    1,033,996    1,852,900
      2008                        517,797      2,123      919,895    1,439,815
      2009                        207,099         --      861,110    1,068,209
      2010                        212,609         --      388,467      601,076
      Thereafter                  153,699         --       94,730      248,429
                                _________   _________   _________   __________

      Total minimum payments   $2,674,704    $41,987   $4,597,727   $7,314,418
                               ==========    ========  ==========   ==========

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of June 30, 2005. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $1,068,510 which represents the earn out for the Pivotal acquisition through December 31, 2004 net of payments made through June 30, 2005. No payment is due on the $500,000 note as earn-out requirements have not been attained. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $159,793 is included in the schedule above. (See Note L to the consolidated financial statements included in this report for additional details on the Pivotal acquisition).

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

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table.

                                    -- 26 --

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of June 30, 2005 was $2,385,629. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of June 30, 2005 is included in the above table.

     The Company has operated ongoing operations profitably for eighteen consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

Off Balance Sheet Arrangements

     The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Operating Risks

     Negative cash flow could arise as a result of slow government payments. The concentration of accounts receivable due from government payors could create a severe cash flow problem should these agencies fail to make timely payment. We had substantial receivables from Medicaid and Medicare of approximately $1,256,511 at June 30, 2005 and $1,135,000 at June 30, 2004, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments. This would result in lower net income for the same services provided and lower earnings per share.

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

     Reimbursement for substance abuse and psychiatric treatment from private insurers is largely dependent on our ability to substantiate the medical necessity of treatment. The process of substantiating some claims may take up to four months and sometimes longer; as a result, we experience significant delays in the collection of amounts reimbursable by third-party payors, which requires us to increase staff to pursue payment and adversely affects our working capital condition. This causes amounts borrowed on our accounts receivable revolver to remain outstanding for longer periods of time resulting in higher interest expense in addition to the reduced income resulting from the shorter lengths of stay, which combined reduce net income and earnings per share.

     Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,330,381 at June 30, 2005 compared with $5,261,201 at June 30, 2004. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2005 and 2004, respectively, and Bad Debt Expense for the years ended June 30, 2005 and 2004:

                                    -- 27 --

                                                Allowance for        Bad Debt
                        Accounts Receivable   Doubtful Accounts      Expense
                        ___________________   _________________    ___________

    June 30, 2005         $ 8,287,365           $ 1,956,984        $ 1,272,037
    June 30, 2004           7,287,090             2,025,888          1,355,770

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

Recent accounting pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123 (R) on July 1, 2005. The effect of this change on the results of operations of the Company is not expected to have a material affect on the Company's consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a rate reduction. FSP No. 1091 was effective immediately and had no impact on our 2005 consolidated financial statements.

     In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP No. 109-2 grants a waiver to the SFAS No. 109 requirement to account for the impacts of new legislation in the period of enactment. FSP No. 109-2 was effective immediately and had no impact on our 2005 consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets", an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our financial condition, results of operations and liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:

          o Differences in actual and estimated earnings and cash flows;
          o Operating results differing from analysts' estimates;
          o Changes in analysts' earnings estimates;

                                    -- 28 --

          o Quarter-to-quarter variations in operating results;
          o Changes in market conditions in the behavioral health care industry;
          o Changes in market conditions in the research industry;
          o Changes in general economic conditions; and
          o Fluctuations in securities markets in general.

     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with changes in the prime rate. Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements. (For additional information see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                    -- 29 --

Item 8.           Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page F-1 of this Annual Report on Form 10-K.


                                                                  PAGE

Index                                                              F-1
Report of Independent Registered Public Accounting Firm            F-2
Consolidated balance sheets                                        F-3
Consolidated statements of operations                              F-4
Consolidated statements of changes in stockholders' equity         F-5
Consolidated statements of cash flows                              F-6 - F-7
Notes to consolidated financial statements                         F-8 - F-29

                                                                            F-1



                                    -- 30 --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.:


We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.





                                                         /s/ BDO Seidman, LLP

Boston, Massachusetts
August 23, 2005

                                                                            F-2



                                    -- 31 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
                                                           June 30,
                                                       2005           2004
                                                  ___________      __________
ASSETS (Note C)
 Current assets: (Note A)
     Cash and cash equivalents (Note A)            $  917,630      $  594,823
    Accounts receivable, net of allowance for
      doubtful accounts of $1,956,984
      and $2,025,888 at June 30, 2005 and 2004,
      respectively  (Note A)                        6,265,381       5,165,150
    Pharmaceutical research receivables (Note A)    1,414,340         549,974
    Prepaid expenses                                  146,988         168,542
    Other receivables and advances (Note A)           638,654         310,221
    Deferred tax assets (Note F)                    1,375,800         842,806
                                                  ___________      __________

         Total current assets                      10,758,793       7,631,516
                                                  ___________      __________
Accounts receivable, non-current (Note A)              65,000          96,052
Other receivables (Note A)                             84,422          94,469
Property and equipment, net (Notes A, B, C,
  D and L)                                          1,516,114       1,353,975
Deferred financing costs, net of amortization
  of $62,507 at June 30, 2005                         145,938              --
Customer relationships, net of amortization of
  $140,000 and $20,000 at June 30, 2005 and
  2004, respectively (Notes A and L)                2,260,000       2,380,000
Goodwill (Notes A and L)                            2,648,209       1,416,119
Other assets (Note A)                                 417,172         339,438
                                                  ___________      __________
      Total assets                               $ 17,895,648     $13,311,569
                                                  ============    ===========

                                    -- 32 --

LIABILITIES
Current liabilities:
    Accounts payable                             $    907,569     $ 1,668,509
    Current maturities of long-term
     debt (Notes C and L)                             769,599       1,713,395
    Revolving credit note (Note C)                  2,385,629       1,714,380
    Deferred revenue                                   85,061          38,151
    Current portion of obligations under capital
      leases (Note D)                                  29,777          18,169
    Accrued payroll, payroll taxes and benefits     1,411,653       1,305,490
    Accrued expenses and other liabilities
      (Note K)                                      1,063,189         682,567
       Convertible debentures (Note C)                     --         250,000
                                                  ___________      __________
         Total current liabilities                  6,652,477       7,390,661

Long-term debt, less current maturities
   (Notes C and L)                                  1,900,022         529,378
Obligations under capital leases (Note D)              12,210          24,493
Deferred tax liabilities (Note F)                     229,000              --
                                                  ___________      __________
         Total liabilities                          8,793,709       7,944,532
                                                  ___________      __________
Commitments and contingent liabilities
   (Notes D, G, H, I and L)

STOCKHOLDERS' EQUITY (Notes A, E, G, H, I and L)
 Preferred stock, 1,000,000 shares
   authorized, none issued or outstanding                  --              --
 Class A common stock, $.01 par value;
   30,000,000 shares authorized, 17,490,818
   and 16,744,848 shares issued at June 30,
   2005 and 2004, respectively                        174,908         167,448
Class B common stock, $.01 par value; 2,000,000
   shares authorized, 776,991 issued and
   outstanding at June 30, 2005 and 2004, each
   convertible into one share of class A
   common stock                                         7,770           7,770
Additional paid-in capital                         23,377,059      22,791,637
Treasury stock, 181,738 and 168,136 class A
  common shares at cost at June 30, 2005
  and 2004, respectively.                            (155,087)       (141,207)
Accumulated deficit                               (14,302,711)    (17,458,611)
                                                  ___________      __________
     Total stockholders' equity                     9,101,939       5,367,037
     Total liabilities and stockholders' equity   $17,895,648     $13,311,569
                                                  ===========     ===========

See accompanying notes to consolidated financial statements.
                                    -- 33 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations

                                                 For the Years Ended June 30,
                                               2005           2004          2003
                                          ____________    ___________   ____________
Revenues: (Note A)
     Patient care, net                     $26,087,088    $22,418,355    $21,243,177
     Pharmaceutical study                    4,509,338      1,246,013        940,772
     Contract support services               3,466,832      2,984,477      1,649,374
                                          ____________    ___________   ____________

         Total revenues                     34,063,258     26,648,845     23,833,323
                                          ____________    ___________   ____________
Operating expenses:
     Patient care expenses                  12,905,286     11,577,336     10,939,237
     Patient care expenses, pharmaceutical   1,676,749        845,291        736,962
     Cost of contract support services       2,197,518      2,391,660      1,398,602
     Provision for doubtful accounts         1,272,037      1,355,770      1,108,498
     Administrative expenses                 9,667,138      9,695,274      7,982,851
     Administrative expenses,
       pharmaceutical                        2,757,118        637,978        221,484
                                          ____________    ___________   ____________
         Total operating expenses           30,475,846     26,503,309     22,387,634
                                          ____________    ___________   ____________

Income from operations                       3,587,412        145,536      1,445,689
                                          ____________    ___________   ____________
Other income (expense):
     Interest income                            73,176         44,731         13,133
     Interest expense                         (654,871)      (531,564)      (542,269)
     Other income, net                          76,760         95,588        115,423
                                          ____________    ___________   ____________
              Total other expense, net        (504,935)      (391,245)      (413,713)
                                          ____________    ___________   ____________
Income (loss) before income taxes            3,082,477       (245,709)     1,031,976
Provision for (benefit from) income taxes
       (Notes A and F)                         (73,423)        11,294         54,234
                                          ____________    ___________   ____________
              Net income (loss)            $ 3,155,900    $  (257,003)   $   977,742
                                          ============    ===========   ============
Basic net income (loss) per common share
       (Note A)                            $      0.18    $     (0.02)   $      0.07
                                          ============    ===========   ============
Basic weighted average number of shares
       outstanding (Note A)                 17,574,678     14,731,395     13,944,047
                                          ============    ===========   ============
Fully diluted net income (loss) per
       common share (Note A)              $       0.17    $     (0.02)   $      0.07
                                          ============    ===========   ============
Fully diluted weighted average number of
      shares outstanding (Note A)           18,364,076     14,731,395     14,564,078
                                          ============    ===========   ============

See accompanying notes to consolidated financial statements.                 F-4

                                    -- 34 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Notes A, C, E, G, H,
I and L)
                                            Class A              Class B        Additional
                                         Common Stock         Common Stock       Paid-in
                                     Shares       Amount   Shares      Amount    Capital
                                 ___________    _________    _______    ______   ____________
Balance - June 30, 2002           12,919,042    $129,190    726,991    $7,270    $18,769,863

Costs related to private
   placements                                                                         (7,212)
Issuance of shares for options
   exercised                         408,025       4,081                             346,060
Issuance of warrants for services                                                      3,185
Shares issued for employee
   bonuses                            28,623         286                              18,726
Issuance of shares for warrants
   exercised                          62,363         624                               9,376
Issuance of employee stock
   purchase plan shares               19,014         190
Purchase of shares from former
   employee                                                                            7,606
Net income-year ended June 30,
   2003                          ___________    _________    _______    ______   ____________

Balance - June 30, 2003           13,437,067     134,371     726,991       7,270  19,147,604

Costs related to private
placements                                                                           (46,578)
Issuance of shares for options
   exercised                          46,165         461                              50,169
Issuance of warrants for services                                                     76,664
Shares issued for employee
  bonuses                             11,016         110                              10,279
Issuance of shares for warrants
   exercised                         155,000       1,550                              95,050
Issuance of employee stock
   purchase    plan shares             8,238          83                               6,383
Purchase of shares from former
   employee
Net value of repriced options                                                          5,425
Forgiveness of stock purchase
   debt
Private placement                  2,660,012      26,600                           2,899,414
Shares issued in acquisition         427,350       4,273                             495,727
Conversion of debt into Class B
   common stock                                               50,000         500      51,500
Net loss year ended June 30, 2004
                                 ___________    _________    _______    ______   ____________
Balance - June 30, 2004           16,744,848     167,448     776,991       7,770  22,791,637
                                 ===========    ========     =======    ========  ==========
Costs related to private
   placements                                                                        (30,000)
Issuance of shares for options
   exercised                         104,750       1,048                             102,365
Non-cash value of warrant issued
  in connection with long term debt                                                  167,185
Non-cash value of shares issued
  for employee bonuses                 9,472          95                               9,140
Issuance of shares for warrants
   exercised                         626,768       6,267                             302,337
Issuance of employee stock
   purchase    plan shares             4,980          50                               7,370
Purchase of shares from former
   employee
Value of acceleration of certain
   stock options                                                                      27,025
Net income year ended June 30,
   2005                          ___________    _________    _______    ______   ____________

Balance - June 30, 2005           17,490,818    $174,908     776,991     $ 7,770 $23,377,059
                                 ===========    =========    =======    ======== ============

See accompanying notes to consolidated financial statements.


                                    -- 35 --

Consolidated Statements of Changes In Stockholders' Equity (Notes A, C, E, G, H, I and L)

                                                             Notes
                                                         Receivable
                                       Treasury Stock    Common Stock    Accumulated
                                     Shares       Amount    Purchase       Deficit   Total
                                     ___________________  __________  ___________  ________
Balance - June 30, 2002               38,126    $(30,988) $(80,000)  $(18,179,350)  $615,985


Costs related to private
   placements                                                                         (7,212)
Issuance of shares for options
   exercised                                                                         350,141
Issuance of warrants for services                                                      3,185
Shares issued for employee
   bonuses                                                                            19,012
Issuance of shares for
   warrants exercised                                                                 10,000
Issuance of employee stock
   purchase plan shares                                                                7,796
Purchase of shares from former
   employee                           59,678     (41,392)                            (41,392)
Net income-year ended June 30,
   2003                                                                   977,742    977,742
                                    ________    _________  __________  ___________  ___________
Balance - June 30, 2003               97,804     (72,380)  (80,000)   (17,201,608) 1,935,257

Costs related to private
   placements                                                                        (46,578)
Issuance of shares for options
   exercised                                                                          50,630
Issuance of warrants for services                                                     76,664
Shares issued for employee
   bonuses                                                                            10,389
Issuance of shares for warrants
   exercised                                                                          96,600
Issuance of employee stock
   purchase plan shares                                                                6,466
Purchase of shares from former
   employee                           70,332     (68,827)                            (68,827)
Net value of repriced options                                                          5,425
Forgiveness of stock purchase debt                            80,000                  80,000
Private placement                                                                  2,926,014
Shares issued in acquisition                                                         500,000
Conversion of debt into class B
   common stock                                                                       52,000
Net loss-year ended June 30, 2004                                        (257,003)  (257,003)
                                     ________    _________  __________   ___________  ________
Balance - June 30, 2004              168,136    (141,207)         --  (17,458,611) 5,367,037
                                     ========   ==========  ========== =========== ==========
Costs related to private
   placements                                                                        (30,000)
Issuance of shares for options
   exercised                                                                         103,413
Non-cash value of warrant issued in
   connection with long term debt                                                    167,185
Non-cash value shares issued for
  employee bonuses                                                                     9,235
Issuance of shares for warrants
   exercised                                                                         308,604
Issuance of employee stock
   purchase plan shares                                                                7,420
Purchase of shares from former
   employee                           13,602     (13,880)                            (13,880)
Value of acceleration of certain
   stock options                                                                      27,025
Net income-year ended June 30,
   2005                                                                 3,155,900  3,155,900
                                     ________    _________  _________  ___________  ________

Balance - June 30, 2005              181,738   $(155,087)     $   -- $(14,302,711)$9,101,939
                                     ========   ==========  =========  ========== ===========

See accompanying notes to consolidated financial statements.                F-5

                                    -- 36 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                    For the Years Ended June 30,
                                                    2005        2004      2003
                                                  __________  __________  __________
Cash flows from operating activities:
  Net income (loss)                               $3,155,900   $(257,003)   $ 977,742
  Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                  511,211     321,835      198,695
      Non-cash interest expense                       51,080          --           --
      Deferred income taxes                         (303,994)    (34,199)     (41,814)
      Non-cash compensation                          105,681      74,142       22,686
      Fair value of warrants issued
        in exchange for services                          --      25,356        3,185
      Changes in operating assets and liabilities:
        Accounts and other receivables            (2,251,931)   (731,540)     513,193
        Prepaid expenses and other current
          assets                                      21,554     (99,001)      (2,889)
        Other assets                                 (92,044)   (135,904)     (96,766)
        Accounts payable                            (754,011)    813,077     (422,437)
        Accrued expenses and other liabilities       540,020     126,507      255,099
                                                   __________  __________   __________
         Net cash provided by (used in) operatin
           activities                                983,466    (149,744)   1,406,694
                                                   __________  __________   __________
  Cash flows from investing activities:
      Acquisition of property and equipment         (483,462)   (193,185)    (226,100)
      Costs related to business acquisition
        (Note L)                                     (62,258) (2,191,697)          --
                                                   __________  __________   __________
                Net cash used in investing
                  activities                        (545,720) (2,384,882)    (226,100)
                                                   __________  __________   __________
Cash flows from financing activities:
      Proceeds from repayment on revolving
        debt, net                                    671,249     610,819     (365,083)
      Proceeds from borrowings on long term debt   1,430,154      49,633      810,081
      Principal payments on long-term debt        (2,307,709)   (987,832)  (1,359,983)
      Deferred financing costs                      (208,445)      4,000        8,000
      Purchase of treasury stock                     (13,880)    (68,827)     (41,392)
      Proceeds from issuance of common stock, net    313,692   3,026,665       58,210
                                                   __________  __________   __________
         Net cash provided by (used in)financing
            activities                              (114,939)  2,634,458     (890,167)
                                                   __________  __________   __________
Net increase in cash and cash equivalents            322,807      99,832      290,427
Cash and cash equivalents, beginning of year         594,823     494,991      204,564
                                                   __________  __________   __________
Cash and cash equivalents, end of year            $  917,630   $ 594,823   $  494,991
                                                   ==========  ==========   =========
Supplemental cash flow information:
     Cash paid during the period for:
          Interest                                $  652,582   $ 452,454   $  506,909
                                                  ==========   ==========   ==========
          Income taxes                            $  123,150   $  35,986   $  121,323
                                                  ==========   ==========   =========

See accompanying notes to consolidated financial statements.                F-6

                                    -- 37 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                       For the Years Ended June 30,
                                                      2005       2004        2003
                                                   __________   _________  _________
  Supplemental disclosures of non-cash investing
      and financing activities:
      Conversion of debt into common stock          $  14,250  $  52,000   $       --
      Issuance of common stock in cashless
        exercise of options                                --     15,000      134,866
      Issuance of common stock in cashless exercise
         of warrants                                    3,229         --          424
      Pivotal Acquisition Note A earn out
         consideration recorded (Notes C and L)     1,169,832         --           --
      Value of warrants issued with debt recorded
         as debt discount                             167,185         --           --

Acquisition disclosure

On April 30, 2004, the Company acquired Pivotal Research Centers, LLC (Note L):

                                             2005              2004
                                          __________       ____________

   Property and equipment                 $       --        $   85,000
   Intangible assets                       1,209,832         2,847,020
   Accrued                                        --           (40,000)
   expenses
   Accrued acquisition costs                      --          (149,016)
   Warrants issued in lieu of cash
      payment for acquisition costs               --           (51,307)
   Cash paid for purchase                                    2,191,697
   Note recorded for earn-out             (1,209,832)               --
                                          ___________       ___________
   Fair value of common stock issued      $       --        $   500,000
                                          ===========       ===========

See accompanying notes to consolidated financial statements.                F-7


                                    -- 38 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

     PHC, Inc. (the "Company") is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

(1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 30-bed residential facility and six outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, two in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

(2) Pharmaceutical study services, including four clinic study sites. Two in Arizona, in Peoria and Mesa, one Michigan location in Royal Oak, Michigan and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research Centers;

(3) Call center and help line services (contract services), including two call centers, one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads and a call center contract with Wayne County Michigan. The call centers both operate as Wellplace; and

(4) Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

                                    -- 39 --

Principles of consolidation:

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

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

                                    -- 40 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

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

     Medicaid reimbursements are currently based on established rates depending on the level of care provided and are adjusted prospectively. Medicare reimbursements are currently based on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare. The Company's cost reports to Medicare are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 21%, 22% and 16% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2005, 2004 and 2003, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. To date, settlement adjustments have not been material.

     Effective for fiscal years beginning after January 1, 2005, the prospective payment system ("PPS") was brought into effect for all Psychiatric services paid through the Medicare program. The new system will change the present TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to a new variable per diem-based system. The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from CMS's administrative data base (cost reports and claims data). Patient-specific characteristics include principal diagnoses, comorbid conditions, and age. Facility specific variables include an area wage index, rural setting, and the extent of teaching activity. This change is being phased in over the next three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates, 75/25, 50/50, and 25/75, respectively. The Company expects this new system will result in higher reimbursement than the current rate at Harbor Oaks.

     Patient care revenue is recognized as services are rendered, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Pre -admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient. Revenue is not recognized for emergency provision of services for indigent patients. As of June 30, 2005, the Company has no outstanding balance in other receivables, third party, due as a result of cost report settlements.

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

                                    -- 41 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Charity care amounted to approximately $242,385, $147,096 and $54,263 for the years ended June 30, 2005, 2004 and 2003, respectively. Patient care revenue is stated net of charity care in the accompanying consolidated statements of operations.

     The  Company  had  accounts   receivable  from  Medicaid  and  Medicare  of
approximately $1,257,000 at June 30, 2005 and $1,136,000 at June 30, 2004.

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

Reliance on key clients:

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact the Company's ability to meet its fixed costs. The Company has entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to the Company for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of the Company's total revenue is derived from these clients for all periods presented. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company's consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

Cash equivalents:

     Cash  equivalents   include   short-term  highly  liquid  investments  with
maturities of less than three months when purchased.

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:
                                                                            F-10


                                    -- 42 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

                                    Estimated
       Assets                       Useful Life
       _______________________    ______________________________________
       Buildings                  39 years
       Furniture and equipment    3 through 10 years
       Motor vehicles             5 years
       Leasehold improvements     Lesser of useful life or term of lease

Other assets:

     Other assets consists of deposits, deferred expenses and advances.

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2005.

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

     Customer relationships, acquired as a part of the assets acquired in the membership interest purchase of Pivotal Research Centers, LLC, (Note L) are being amortized, using the straight-line method, over an estimated useful life of twenty years. Amortization expense of intangible assets, which amounted to $120,000 for the fiscal year ended June 30, 2005, is included in administrative expenses in the accompanying consolidated statement of operations. The following is a summary of amortization expense of intangible assets for the succeeding fiscal years and thereafter as of June 30, 2005:
                                                                            F-11



                                    -- 43 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED) Goodwill and other intangible assets (continued)

                                   Year Ending
                                 June 30, Amount

                                       2006            $  120,000
                                       2007               120,000
                                       2008               120,000
                                       2009               120,000
                                       2010               120,000
                                       thereafter       1,660,000
                                                        __________
                                                       $2,260,000
Goodwill:

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

     The Company's goodwill of $969,099 relating to the treatment services reporting unit of the Company and $1,679,110 related to the research study services reporting unit of the Company were evaluated under SFAS No. 142 as of June 30, 2005. As a result of the evaluation, the Company determined that no impairment exists. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS No. 142.

Fair value of financial instruments:

     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity and prevailing market variable interest rates.

Basic and diluted income (loss) per share:

     Income (loss) per share is computed by dividing the income applicable to common shareholders, net of dividends charged directly to retained earnings, by the weighted average number of shares of common stock outstanding for each fiscal year. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2005 and 2003. Any increase in number of shares of common stock equivalents for the year ended June 30, 2004 would be anti-dilutive based on the year to date loss and therefore not included. The number of shares outstanding increased by 789,398 and 620,031 dilutive common stock equivalents for the fiscal years ended June 30, 2005 and 2003, respectively.

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                    -- 44 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED) Basic and diluted income (loss) per share: (continued)
                                                    Years Ended June 30,
                                              2005         2004         2003
                                           __________   __________  ___________

     Weighted average shares outstanding
        - basic                            17,574,678   14,731,395   13,944,047

     Employee stock options                   530,896           --      377,741

Warrants                                      258,502           --      242,290
                                          ___________   __________   ___________

     Weighted  average shares
       outstanding  - fully diluted        18,364,076   14,731,395   14,564,078
                                          ===========   ==========   ===========

     The following table summarizes securities outstanding as of June 30, 2005, 2004 and 2003, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                             Years Ended June 30,
                                          2005         2004           2003
                                       ________     _________       _________
          Employee stock options         32,500       945,000        29,500
          Warrants                      471,360     1,415,357       327,500
          Convertible debentures             --       125,000       125,000
                                       ________     _________       _________
                Total                   503,860     2,485,357       482,000
                                       ========     =========       =========
Income taxes:

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

Comprehensive income (loss):

     SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income (loss) in a financial statement. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive net income (loss) is equal to its net income (loss) for all periods presented.
                                                                            F-13

                                    -- 45 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

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

     For all periods presented in the accompanying financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FIN No. 44. The Company has elected to use the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"; and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have decreased (increased) to the pro forma amounts indicated as follows:
                                                    Year Ended June 30,
                                                2005        2004        2003
                                            __________   __________   _________

Net income (loss), as reported              $3,155,900   $(257,003)   $977,742

Add:  Stock-based employee compensation
   expense included in reported net income
   (loss), net of related tax effects          105,681      74,142      22,686
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related taxes                       (298,084)   (134,630)    (78,575)
                                            __________   __________   _________
Pro forma net income (loss)                 $2,963,497   $(317,491)    921,853
                                            ==========   ==========   =========
Earnings (loss) per share:
   Basic - as reported                      $     0.18   $   (0.02)   $   0.07
                                            ==========   ==========   =========
   Basic - pro forma                        $     0.17   $   (0.02)   $   0.07
                                            ==========   ==========   ========
   Diluted - as reported                    $     0.17   $   (0.02)   $   0.07
                                            ==========   ==========   =========
   Diluted - pro forma                      $     0.16   $   (0.02)   $   0.06
                                            ==========   ==========   =========

     The Company has computed the pro forma disclosures for stock options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and certain results during each of the three years ended June 30, 2005 were as follows:

                                                       June  30,
                                             2005         2004        2003
                                           ___________  __________  __________

   Risk free interest rate                       4.00%       4.00%       6.00%
   Expected  dividend yield                        --          --          --
   Expected  lives                          5-10 years  5-10 years  5-10 years
   Expected  volatility                            45%         30%         30%

   Weighted average value of grants
     per share                              $      .63   $     .46    $    .29
   Weighted average remaining contractual
     life of options outstanding (years)          3.70        4.05        3.76

                                    -- 46 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

Reclassifications:

     Certain June 30, 2004 and 2003 amounts have been reclassified to be consistent with the June 30, 2005 presentation.

Recent accounting pronouncements:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123 (R) on July 1, 2005. The effect of this change on the results of operations of the Company is not expected to have a material affect on the Company's consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a rate reduction. FSP No. 109-1 was effective immediately and had no impact on our 2005 consolidated financial statements.

     In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP No. 109-2 grants a waiver to the SFAS No. 109 requirement to account for the impacts of new legislation in the period of enactment. FSP No. 109-2 was effective immediately and had no impact on our 2005 consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Asset", an Amendment of APB Opinion No. 29," Accounting for Nonmonetary Transactions. "SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our financial condition, results of operations and liquidity.

                                    -- 47 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

                                                           As of June 30,
                                                      2005              2004
                                                  __________        __________

Land                                              $   69,259        $   69,259
Buildings                                          1,136,963         1,136,963
Furniture and euipment                             1,610,327         1,446,005
Motor vehicles                                       174,302           134,995
Leasehold impovements                                816,197           570,291
                                                  __________        __________
                                                   3,807,048         3,357,513
Less accumulated depreciation and amortization     2,290,934         2,003,538
                                                  __________        __________
Property and equipment, net                       $1,516,114        $1,353,975
                                                  ==========        ===========

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                               As of June 30,
                                                            2005         2004
                                                         ___________  _________
9% mortgage note due in monthly installments of
   $4,850 including interest through July 1, 2012,
   when the remaining principal balance is payable,
   collateralized by a first mortgage on the PHC
   of Virginia, Inc, Mount Regis Center facility.          $ 331,808   $358,811
Note payable issued in conjunction with the final
   earn-out on the BSC-NY, Inc. acquisition.  All
   amounts were repaid at June 30, 2005.                          --    141,148
Note payable  issued in  conjunction  with the final
   earn-out on the BSC-NY, Inc. acquisition.  All
   amounts were repaid at June 30, 2005.                          --     44,573
Note payable due in monthly installments of $665
   including interest at 10.8 % through November 2005.         2,981     10,211
Term mortgage note payable with principal installments
   of $45,000 beginning December 2001 through November
   2002 and increasing annually by $5,000 through
   November 2004 at which time the remaining balance
   becomes due. The note bears interest at prime (4.0%
   at June 30, 2004) plus 3.5%. In October 2004, the
   entire amount was repaid with the proceeds received
   from a new term mortgage payable                               --  1,500,542
Note payable due in monthly  installments of $775
   including interest at 3.9% through October 2008.           28,998     36,978
Note payable in  conjunction with the earn out of the
   Pivotal Research Centers, LLC acquisition.  Minimum
   payment amount $200,000 in class A common stock due
   March 2009 interested imputed at 6%. (Note L)             159,793    150,510
Note payable due in monthly installments of $555
   including interest at 3.9% through March 2010.             28,811         --
Note payable due in monthly installments of $578
   including interest at 5.9% through May 2010.               29,108         --

                                    -- 48 --
 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
                                                               As of June 30,
                                                           2005          2004
                                                        ___________  __________
Term mortgage note payable with principal installments
   of $25,000 beginning November 2004 through October
   2005 and increasing annually by $12,500 through
   October 1, 2007 at which time the remaining balance
   becomes  due. The note bears interest at prime
   (6.01% at June 30, 2005) plus 3.5% and is
   collateralized by all of the assets of the
   Company and its material subsidiaries except
   Pivotal Research Centers, Inc.                          1,019,612         --
Pivotal acquisition note (Note A) due in 16 quarterly
    principal installments, plus interest at 6% per
    annum, beginning January 2005. The principal on
    this $1,000,000 note was increased by $40,000 on
    January 1, 2005 for  accrued interest through
    December 31, 2004 and is subject to two annual
    adjustments based on earnings. The first earn
    out adjustment of $169,832 was added  to the
    note on February 1, 2005. Current quarterly
    payments are $76,322 plus accumulated interest
    at 6% per annum.                                       1,068,510         --
                                                        ____________   _________
                        Total                              2,669,621  2,242,773
Less current maturities                                      769,599  1,713,395
                                                        ____________   _________
Long-term portion                                        $ 1,900,022  $ 529,378
                                                        ============  =========

Maturities of long-term debt are as follows as of June 30, 2005:

                 Year Ending
                 June 30,                      Amount
                 ______________              _________
                 2006                        $ 769,599
                 2007                          808,817
                 2008                          517,797
                 2009                          207,099
                 2010                          212,609
                 Thereafter                    153,700
                                             __________
                                            $2,669,621

     In October 2004, the Company refinanced its revolving credit note under which a maximum of $3,500,000 may be outstanding at any time. At June 30, 2005, the outstanding balance was $2,358,068. At June 30, 2004, the outstanding balance with the previous lender was $1,714,380. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (6.01% at June 30, 2005) plus 2.25%, but not less than 6.75%. The initial term of the agreement is for three years, renewable for two additional one year terms. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company's subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC.

     As of June 30, 2005, the Company was not in compliance with its financial covenants under the revolving line of credit note. Subsequent to year-end, the Company received a waiver of non-compliance.

                                    -- 49 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     On December 7, 1998, the Company issued the principal sum of $500,000 of convertible debentures with interest at 12% per annum that were due on December 2, 2004. At June 30, 2004, the outstanding balance on the debentures was $250,000. At June 30, 2005, the balance of these debentures is paid in full.

NOTE D - CAPITAL LEASE OBLIGATION

     At June 30, 2005, the Company was obligated under various capital leases for equipment providing for monthly payments of approximately $4,700 and terms expiring from November 2005 through July 2007.

     The carrying value of assets under capital leases included in property and equipment is as follows:
                                                             June 30,
                                                     2005            2004
                                                  __________       _________

         Equipment and improvements                $ 131,989       $116,185
         Less accumulated amortization               (95,446)       (65,007)
                                                  __________       _________
                                                    $ 36,543       $ 51,178
                                                   =========       =========

     Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2005:

           Year Ending June 30,
           2006                                               $31,440
           2007                                                10,647
           2008                                                 2,168
                                                              _______
           Total future minimum lease payments                 44,255
           Less amount representing interest                    2,268
                                                              _______
           Present value of future minimum lease payments      41,987
           Less current portion                                29,777
                                                              _______
           Long-term obligations under capital leases         $12,210
                                                              =======

NOTE E - NOTES PAYABLE - RELATED PARTIES

     In prior years, Bruce A. Shear, a director and the President and Chief Executive Officer of the Company, and persons affiliated and associated with him have made a series of unsecured loans to the Company and its subsidiaries to enable them to meet ongoing financial commitments. During the period ended June 30, 2004, the Company paid Mr. Shear and affiliates approximately $62,515 in principal and accrued interest under the related party notes. The remaining balance of this debt, $52,000, was converted into 50,000 shares of class B common stock at the then current market price for class A common stock. As of June 30, 2004 all outstanding related party debt has been eliminated. During the fiscal year ended June 30, 2005 no amounts were borrowed from related parties and related party debt remains at zero.

NOTE F - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:

                                    -- 50 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE F - INCOME TAXES (Continued)
                                                         Year Ended June 30,
                                                         2005        2004
                                                    ___________  __________
  Deferred tax asset:
    Allowance for doubtful accounts                 $  782,000   $ 811,000
    Depreciation                                        37,000     109,000
    Reserves not currently deductible and other             --     759,000
    Difference between book and tax bases
       of intangible assets                              9,000          --
    Operating loss carryforward                      3,107,000   3,800,000
                                                   ___________  __________
      Gross deferred tax asset                       3,935,000   5,479,000
                                                   ___________   _________
  Less:
    Valuation allowance                             (2,559,200) (4,636,194)
                                                   ___________   _________
  Deferred Tax Asset                                 1,375,800     842,806
                                                   ___________   _________
    Current portion                                 (1,375,800)   (842,806)
                                                   ___________   _________
     Long-term portion                             $        --   $      --
                                                   ===========   ==========
  Deferred tax liability:
     Difference between book and tax bases
       of intangible assets                        $  (229,000)  $      --
                                                   ___________   _________
     Net deferred tax liability                       (229,000)         --
                                                   ___________   _________

     The components of the income tax provisions (benefit) for the years ended June 30, 2005, 2004 and 2003 are as follows:

                                            2005         2004         2003
                                         ___________   _________   __________
      Current
        Federal                            $     --    $     --     $      --
        State                               230,571      45,493        96,048
                                          ___________   _________  __________
                                            230,571      45,493        96,048
                                          ___________   _________  __________

      Deferred
        Federal                            (235,595)         --       (35,542)
        State                               (68,399)     (34,199)      (6,272)
                                          ___________   _________  __________
                                           (303,994)     (34,199)     (41,814)
                                          ___________   _________  __________

          Income tax provision (benefit)  $ (73,423)   $ 11,294     $  54,234
                                          ==========   =========   ==========

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2005, 2004 and 2003 is as follows:

                                                      2005      2004      2003
                                                    ________   _______  _______

     Income tax provision at federal statutory rate   34.0%     34.0%    34.0%
     Increase (decrease) in tax resulting from:
       Utilization of net operating loss
         carryforwards                               (34.0%)       --       --
       State tax provision, net of federal benefit     4.5%      4.5%     4.5%
       Non-deductible expenses                         1.0%      1.0%     1.3%
       Other, net                                      1.5%     (5.0%)   (0.5%)
       Valuation allowance                            (9.0%)   (34.0%)  (34.0%)
                                                    ________   _______  _______
     Effective income tax rate                        (2.0%)     1.0%     5.3%
                                                    ========   =======  =======

                                    -- 51 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE F - INCOME TAXES (CONTINUED)

     At June 30, 2005 the Company had a federal net operating loss carryforward amounting to approximately $8,500,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2024.

     The Company has provided a significant valuation allowance against its deferred tax asset at June 30, 2005 and 2004. The Company has recognized only current expected tax benefit based on net income projections for the next fiscal year. The Company's policy is to recognize tax benefit for only the next fiscal year based on the uncertainties surrounding the healthcare industry.

Operating leases:

     The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through September 2011. Rent expense for the years ended June 30, 2005, 2004 and 2003 was approximately $1,484,000, $1,035,000 and $899,000, respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2005 are as follows:
                          Year Ending
                           June 30,          Amount
                          ___________      __________

                          2006             $ 1,299,529
                          2007               1,033,996
                          2008                 919,895
                          2009                 861,110
                          2010                 388,467
                          Thereafter            94,730
                                            ___________
                                           $ 4,597,727

Notes Receivable:

     In August 2000, the Company entered into agreements with nine officers and directors to provide each officer and director with $10,000 with which to purchase stock. One individual left the Company on February 28, 2001 and forfeited all rights. The agreement called for the parties to sign notes, which would provide the purchased shares as security, with the Company releasing the


                                    -- 52 --
shares, and canceling the officers' and directors' obligations under the notes based on specific PHC stock price targets. In the event that the stock price targets were not met, the agreement called for the cancellation of the obligation and release of the shares on the third anniversary of the agreement. The notes were cancelled pursuant to these provisions in August 2003, which resulted in a compensation charge of $80,000 during the quarter ended September 30, 2003. Under FIN 44, the shares underlying the notes were subject to variable accounting but did not result in any material change in value during any period presented.

Contingent Notes Payable:

     In conjunction with the acquisition of Pivotal Research Centers,  LLC (Note
L), the Company signed three notes, with face amounts of $1,000,000, $500,000 and $1,000,000. The ultimate amount payable under these notes is based on the future earnings of the acquired entity. Since all but $200,000 is contingent on future earnings, only $200,000 less imputed interest was recorded as a liability as of June 30, 2004 as stipulated in SFAS No. 141. In December 2004 the first

                                    -- 53 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

earn-out period ended and resulted in the recording of $1,209,832 as a liability. This note is subject to one additional earn-out adjustment in December 2005. The earn-outs are recorded as additional purchase price. (See Note L for discussion of the terms of these notes.)

Litigation:

     Various legal proceedings, claims and investigations of a nature considered normal to its business operations are pending against the Company. The most significant of these matters is described below.

     In April 2004, the Company successfully resolved a medical malpractice lawsuit. As a result of the settlement, the Company made a payment of approximately $463,000, which compares to the previous judgment of approximately $3 million. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $463,000 payment.

     The financial impact of this settlement and related legal fees of approximately $1,030,000 is reflected in the operating results during the year ended June 30, 2004 as a component of administrative expenses. The Company continues to seek reimbursement from all sources for amounts expended on this case.

     The Company is subject to various claims and legal action that arise in the ordinary course of business. In the opinion of management, Pioneer is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

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

Class B Common Stock

     The Class B common  stock is entitled to five votes per share with  respect

                                    -- 54 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

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

Stock Plans

     The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors' stock option plan.

     The stock option plan provides for the issuance of a maximum of 1,300,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii)


                                    -- 55 --
option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

     The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 500,000 shares may be issued under this plan.

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2005, options for 185,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors' stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of

                                    -- 56 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

350,000 shares may be issued. Each outside director is granted an option to purchase 10,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval.

     Under the above plans, at June 30, 2005, 1,650,583 shares were available for future grant or purchase.

     The Company had the following activity in its stock option plans for fiscal 2005, 2004 and 2003:
                                               Number          Weighted-Average
                                                 of             Exercise Price
                                               Shares             Per Share
                                              _________        ________________

               Balance - June 30, 2002        1,275,000             $0.37
               Granted                          297,500             $0.73
               Exercised                       (555,000)            $0.25
               Expired                          (15,500)            $0.52
                                             ___________           ______
               Balance - June 30, 2003        1,002,000             $0.54
               Granted                          130,000             $1.17
               Exercised                        (68,500)            $0.41
               Expired                         (118,500)            $0.49
                                             __________           ______
               Balance - June 30, 2004          945,000             $0.64
                                             ==========            ======
               Granted                          320,000             $1.30
               Exercised                       (104,750)            $0.33
               Expired                          (22,000)            $0.76
                                             ___________           ______
               Balance - June 30, 2005        1,138,250             $0.85
                                             ==========            ======

     The following tables summarize information about stock options outstanding and exercisable at June 30, 2005:

                                 Weighted-Average
                  Number       Remaining Contractual
Exercise        Outstanding     Life of Options          Number Exercisable
 Price        At June 30,2005   Outstanding (years)       At June 30, 2005
_______       _______________  ____________________      __________________
$ .19              5,000               0.56                    5,000
  .22              8,000               4.29                    8,000
  .30            240,500               0.77                  240,500
  .35             40,000               5.22                   40,000
  .45             33,000               1.47                   33,000
  .55            138,000               1.80                  138,000
  .69             40,000               2.47                   40,000
  .74             50,000               6.53                   50,000
  .75            148,000               2.24                  148,000
  .81              6,000               4.48                    6,000
  .87             10,000               3.53                   10,000
  .97              7,500               3.94                    7,500

                                    -- 57 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE H - STOCK AND STOCK PLANS (CONTINUED)


                                 Weighted-Average
                  Number       Remaining Contractual
Exercise        Outstanding     Life of Options          Number Exercisable
 Price        At June 30,2005   Outstanding (years)       At June 30, 2005
_______       _______________  ____________________      __________________
 1.03              6,000               3.48                    6,000
 1.07             10,000               3.94                   10,000
 1.11             50,000               3.94                   50,000
 1.17             20,000               3.64                   20,000
 1.20             45,000               4.26                   45,000
 1.21             53,750               4.28                   53,750
 1.33             50,000               7.53                   50,000
 1.37             15,000               4.35                   15,000
 1.38              5,000               4.56                    5,000
 1.41             50,000               4.48                   50,000
 1.45             25,000               3.64                   25,000
 1.48             50,000               8.53                   50,000
 2.06              6,000               2.49                    6,000
 2.38             15,000               4.96                   15,000
 3.50              6,000               1.64                    6,000
 6.63              5,500               0.57                    5,500
_____          _________               ____                _________
$ .85          1,138,250                3.2                 1,138,250
=====          =========               ====                =========

     The Company re-priced options to purchase 791,500 shares of class A common stock in January 2001. During the fiscal year ended June 30, 2005, the remaining 50,000 repriced options were exercised. The compensation expense related to the vested re-priced options was approximately $69,175, $16,435 and $2,505 for the years ended June 30, 2005, 2004 and 2003, respectively.

     On June 30, 2005, the company accelerated the vesting on the remaining 326,250 outstanding unvested options. This resulted in a non-cash charge to compensation of $27,025. The decision to accelerate these options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations in the Company's future financial statements upon the effectiveness of SFAS 123R.

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an employee Stock Purchase Plan (the "Plan"), which became effective February 1, 1996. The price per share shall be the lesser of the 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of class A common stock to be issued under the plan.

     As of June 30, 2005, a total of 144,417 shares of class A common stock have been issued under the plan. Ten employees are participating in the current offerng period under the plan, which began on February 1, 2005 and will end on January 31, 2006.

                                    -- 58 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE I - CERTAIN CAPITAL TRANSACTIONS

     In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following warrants outstanding at June 30, 2005:

   Date of                                      Number of    Exercise     Expiration
  Issuance          Description                   Shares      Price          Date
______________________________________________________________________________________

04/15/2001   Warrants issued for investor
              relations consulting services
              $1,136 value charged to
              professional fees               6,000 shares  $.25 per share  Apr 2006
07/20/2001   Warrants issued for investor
              relations consulting services
              $1,786 value charged to
              professional fees              12,000 shares  $.35 per share  Jul 2006
04/01/2003   Warrants issued for consulting
              services $3,185 charged
              to professional fees.          10,000 shares  $1.00 per share Apr 2008
07/03/2003   Warrants issued for consulting
              services $4,430 charged
              to professional fees           20,000 shares  $ .84 per share Jul 2008
09/22/2003   Warrants issued for consulting
              services $6,261 charged
              to professional fees           20,000 shares  $ .90 per share Sep 2008
10/20/2003   Warrants issued for investor
              relations consulting services
              $6,842 charged to professional
              fees                           30,000 shares  $ .86 per share Oct 2006
10/20/2003   Warrants issued for investor
              relations consulting services
              $6,578 charged to professional
              fees                           30,000 shares  $ .84 per share Oct 2006
03/02/2004   Warrants issued in a private
              placement of class  A
              common stock                   57,613 shares  $1.10 per share Mar 2007
04/29/2004   Warrants issued in a private
              placement of class A          287,499 shares  $1.10 per share Apr 2007
              common stock
04/30/2004   Warrants issued as a finder's
              fee in connection with
              the acquisition of Pivotal,
              $51,307 recorded as
              acquisition costs.              6,750 shares  $1.24 per share Apr 2007
10/19/2004   Warrants issued in conjunction
              with long-term debt transaction,
              $167,185 recorded as debt
              discount.                     250,000 shares  $1.15 per share Oct 2014

     Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and accounted for in a manner consistent with the underlying reason the warrants were issued. Charges to operations in connection with warrants were $25,358 and $3,185 in fiscal 2004 and 2003, respectively. These warrants were all fully vested at grant date.

     In addition, in fiscal 2005, the Company issued warrants to a finance company in connection with a long-term debt transaction (see the last item in the above table). The value of the warrant, $167,185 was recorded as a debt discount and is being recorded as additional interest expense over the life of the debt. During the fiscal year ended June 30, 2005, $41,796 was amortized as additional interest expense.

     Under existing dilution agreements with other stockholders, the issuance of common stock under agreements other than the employee stock purchase and option plans will increase the number of shares issuable and decrease the exercise price of certain of the above warrant agreements based on the difference between the then current market price and the price at which the new common stock is being issued. The dilutive effects of transactions through June 30, 2005 are reflected in the table above. The value of the additional shares issuable as a result of these dilution provisions was not material.

NOTE J - BUSINESS SEGMENT INFORMATION

     The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company's segment data:

                                    -- 59 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE J - BUSINESS SEGMENT INFORMATION (CONTINUED)

                         Behavioral
                          Health     Pharmaceutical
                         Treatment     Study      Contract   Administrative
                          Services   Services     Services     Services   Eliminations    Total
                        __________   ___________  ________   ____________  ___________  _________
   For the Year ended
     June 30, 2005
Revenues-external
  customers              $26,087,088  $4,509,338  $3,466,832  $       --  $       --   $34,063,258
Revenues - intersegment        5,940          --      62,707   2,724,000  (2,792,647)           --
Segment net income
  (loss)                   4,543,372     180,820   1,243,514  (2,811,806)         --     3,155,900
Total assets               9,333,260   5,596,917     669,229   2,296,242          --    17,895,648
Capital expenditures         365,644      18,336      38,057      61,425          --       483,462
Depreciation &
  amortization              233,734      144,010       7,899     139,295          --       524,938
Goodwill                     969,099   1,679,110          --          --          --     2,648,209
Interest expense             469,384      65,651          --     119,836          --       654,871
Income tax expense
(benefit)                    105,400          --      25,800    (204,623)         --       (73,423)

  For the Year ended
     June 30, 2004
Revenues-external
  customers              $22,418,355  $1,246,013  $2,984,477  $       --  $       --   $26,648,845
Revenues - intersegment      197,780          --       4,140   3,234,840  (3,436,760)           --
Segment net income
  (loss)                   1,822,642     (68,870)    706,817  (2,717,592)         --      (257,003)
Total assets               7,799,709   3,620,676     283,666   1,607,518          --    13,311,569
Capital expenditures         126,848       2,208       5,973      58,156          --       193,185
Depreciation &
  amortization               175,810      28,325       4,371     113,329          --       321,835
Goodwill                     969,099     447,020          --          --          --     1,416,119
Interest expense             378,163       2,307          --     151,094          --       531,564
Income tax expense            10,000       1,294          --          --          --        11,294


   For the Year ended
     June 30, 2003
Revenues-external
   customers             $21,243,177  $  940,772  $1,649,374  $       --  $       --   $23,833,323
Revenues - intersegment      286,200          --          --   2,962,224  (3,248,424)           --
Segment net income
(loss)                     2,962,177      90,153     334,772  (2,409,360)         --       977,742
Total assets               7,534,816     180,373          --   1,696,534          --     9,411,723
Capital expenditures         210,497       3,517          --      12,086          --       226,100
Depreciation &
   amortization              146,553       4,802       2,464      44,876          --       198,695
Goodwill                     969,099          --          --          --          --       969,099
Interest expense             402,260         818          --     139,191          --       542,269
Income tax expense            54,234          --          --          --          --        54,234

NOTE K - ACCRUED EXPENSES AND OTHER LIABILITIES
         Accrued expenses and other liabilities consist of the following:

                                                           June 30
                                                    2005            2004
                                                 __________       ________

                Accrued professional fees         $ 767,592       $468,035
                Accrued operating expenses          284,181        203,068
                Income tax payable                   11,416         11,464
                                                 __________       ________
                               Total             $1,063,189       $682,567
                                                 ==========       =========

                                                                            F-26
                                    -- 60 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE L - ACQUISITIONS

     On April 30, 2004, the Company acquired Phoenix-based Pivotal Research Centers, LLC, ("Pivotal") significantly expanding the Company's clinical research capabilities and geographic presence. As part of the acquisition, one of the former owners and CEO signed three-year employment and non-compete agreements.

     Pivotal performs all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites. When acquired, Pivotal had approximately 22 enrolling studies and an additional 31 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research.

     The Company paid $1.5 million in cash and $500,000 in PHC, Inc. Class A common stock based on the closing market price of $1.17. The value of the class A common stock was determined in accordance with EITF 99- 12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." Additionally, the Company agreed to three performance-based notes (Notes A, B and C) which are staged during the next five years based on future profitability and secured by all the assets of Pivotal as well as by PHC, Inc.'s ownership interest in Pivotal.

     Note A is a secured promissory note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2005. The outstanding principal will be adjusted in the first and second years of the note based on adjusted EBITDA as defined in the agreement of $780,000. Where adjusted EBITDA of greater then $780,000 for each period increases the note value by the difference and adjusted EBITDA of less than $780,000 will decrease the note value by the difference. Quarterly payments are then made based on the adjusted value of the notes. The first adjustment of $169,832 was made on February 1, 2005. The Company recorded the value of Note A of $1,169,832 as additional purchase price during fiscal 2005. As of June 30, 2005, $1,068,510 is due under Note A.

     Note B is a secured promissory note with a face value of $500,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2007. The outstanding principal will be adjusted on February 1, 2006 based on annual adjusted EBITDA as defined in the agreement of $780,000 for the adjustment period of January 1, 2005 through December 31, 2006. Where adjusted EBITDA greater then $780,000 for the adjustment period increases the note value by the difference and adjusted EBITDA of less than $780,000 for the adjustment period will decrease the note value by the difference. Quarterly payments are then made based on the adjusted value of the notes. As of June 30, 2005, no amounts have been recorded under Note B.

     Note C is a secured promissory note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of March 31, 2009 and annual payments commencing on March 31, 2005. Note payment amounts will be determined based on the adjusted EBITDA as defined in the agreement of the non-Pivotal Research business for each payment period beginning at the effective date of the agreement and ending on December 31, of 2004 and each year thereafter multiplied by .35. In addition this note provides for the issuance of up to $200,000 in PHC, Inc. Class A common stock, should the total of the five note payments be less then the $1,000,000 face value of the note. The value of the $200,000 stock minimum value less imputed interest at 6% was recorded at the time of acquisition.

     The purchase price was allocated as follows:

                                                                            F-27
                                    -- 61 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE L - ACQUISITIONS (CONTINUED)
                                            2005                2004
                                         ___________        ___________

   Property and equipment                $       --         $   85,000
   Intangible assets                      1,209,832          2,847,020
   Accrued expenses                              --            (40,000)
   Accrued acquisition costs                     --           (149,016)
   Warrants issued in lieu of cash
       payment for acquisition costs             --            (51,307)
   Cash paid for purchase                                    2,191,697
   Note recorded for earn-out            (1,209,832)                --
                                         ___________        ___________
   Fair value of stock issued            $       --         $  500,000
                                         ___________        ___________

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

     Since all but $200,000 of these notes is contingent on future earnings, only $200,000, less imputed interest, has been recorded as of June 30, 2004 as stipulated in SFAS No. 141. During fiscal 2005, $9,283 was recorded on the Note.

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

                                                Year Ended June 30,
                                               (In thousands, except
                                                  per share data)
                                                   (unaudited)

                                                      2004
                                                    ________

     Revenues                                        $30,231
     Net income                                          191
     Basic income per common share                       .01
     Diluted income per common share                     .01

NOTE M - QUARTERLY INFORMATION (Unaudited)

     The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2005 and 2004.

                                    -- 62 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE M - QUARTERLY INFORMATION (Unaudited) (Continued)

                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                              __________________________________________________
 2005

 Revenue                        $7,957,515  $8,069,201  $8,763,682  $9,272,860
 Income from operations            884,835     679,895     982,872   1,039,810
 Net income available to common
   shareholders                    775,628     408,804     880,456   1,091,012

 Earnings per share:
    Basic                       $     0.04  $     0.02  $     0.05  $     0.06
    Diluted                     $     0.04  $     0.02  $     0.05  $     0.06

 2004

 Revenue                        $6,103,167  $6,488,828  $6,472,188  $7,584,662
 Income (loss) from operations     179,546      77,821    (673,096)    561,264
 Net income (loss) available to
  common shareholders               53,149       2,659    (845,265)    532,454

 Earnings per share:
     Basic                      $     0.00  $     0.00  $    (0.06) $     0.03
     Diluted                    $     0.00  $     0.00  $    (0.06) $     0.03

o During fiscal 2004 the Company incurred approximately $1,030,000 in legal expenses and settlement costs. Of this amount, the settlement of $463,000 was recorded in the third quarter of fiscal 2004 (see Part I, Item 3, Legal Proceedings of this report for further information).
o Also during fiscal 2004, on April 30, 2004, the Company acquired Pivotal Research Centers, LLC (see Note L for details of the acquisition).

NOTE N -SUBSEQUENT EVENTS

     Subsequent to year-end, the Company announced its plans to open a 60 bed behavioral health facility in Henderson, Nevada for the treatment of children, adolescence and adults. The Company anticipates the opening in the fall of 2006, pending final approval of all regulatory licenses and permits.

                                    -- 63 --

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES

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


                                    -- 65 --

PART III
Item 10.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of June 30, 2005 are as follows:

     Name                   Age           Position
________________________    ___  _____________________________________________

Bruce A. Shear              50   Director, President and Chief Executive Officer
Robert H. Boswell           57   Senior Vice President
Paula C. Wurts              56   Controller, Treasurer and Assistant Clerk
Gerald M. Perlow, M.D.      67   Director and Clerk
Donald E. Robar (1)(2)      68   Director
Howard W. Phillips          75   Director
William F. Grieco (1)(2)    51   Director
David E. Dangerfield (1)    64   Director

(1) Member of Audit Committee. (2) Member of Compensation Committee.

     The Company does not currently have a Nominating Committee. Directors may be nominated by the Board of Directors or by stockholders in accordance with the Company's Amended and Restated Articles of Incorporation and Bylaws. All of the directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. The primary duties of the Compensation Committee and the Audit Committee are shown below. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any of the directors or officers of the Company.

     Information with respect to the business experience and affiliations of the directors and officers of the Company is set forth below.

     BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February 1996. From 1976 to 1980, he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over fifteen years. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976. Since November 2003, Mr. Shear has been a member of the board of directors of Vaso Active Pharmaceuticals, Inc., a public company marketing and selling over-the-counter pharmaceutical products that incorporate Vaso's transdermal drug delivery technology.

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


                                    -- 64 --

     GERALD M. PERLOW, M.D. has served as a Director of the Company since May 1993 and as Clerk since February 1996. Dr. Perlow is a retired cardiologist who practiced medicine in Lynn, Massachusetts, and has been Associate Clinical Professor of Cardiology at the Tufts University School of Medicine, now emeritus, since 1972. Dr. Perlow is a Diplomat of the National Board of Medical Examiners and a Fellow of the American Heart Association, the American College of Cardiology and the American College of Physicians. From 1987 to 1990, Dr. Perlow served as the Director, Division of Cardiology, at AtlantiCare Medical Center in Lynn, Massachusetts. Dr. Perlow served as a consultant to Wellplace.com, formerly Behavioralhealthonline.com, in fiscal year 2000 and has been a contributing journalist to Wellplace.com since 1999. Dr. Perlow received a B.A. from Harvard College in 1959 and an M.D. from Tufts University School of Medicine in 1963.

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

Item 11.    Executive Compensation

Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company owns and is the beneficiary on a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.


Executive Compensation

     Three executive officers of the Company received compensation in the 2005 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2005, 2004 and 2003:


                                    -- 65 --

                           Summary Compensation Table
                                                             Long Term
                                                             Compensation
                              Annual Compensation            Awards
                              ___________________            ____________
(a)                     (b)    (c)       (d)     (e)          (g)     (i)
                                                              Securities
Name and                                        Other        Underlying   All
Principal                                       Annual       Options     Other
Position                Year   Salary   Bonus   Compensation /SARs    Compensation
                                ($)       ($)     ($)         (#)        ($)
                        __________________________________________________________

Bruce A. Shear           2005  $383,965  $45,000  $62,498 (1)  60,000   $37,050
  President and Chief    2004  $345,416  $25,147  $15,395 (2)      --   $    --
  Executive Officer      2003  $306,771  $25,000  $15,730 (3)  40,000   $11,200

Robert H. Boswell        2005  $164,590  $10,000  $29,016 (4)  25,000   $15,750
  Senior Vice President  2004  $155,417  $32,794  $15,582 (5)      --   $    --
                         2003  $152,937  $40,147  $12,820 (6)  25,000   $ 7,000

Paula C. Wurts           2005  $140,586  $10,000  $35,009 (7)  25,000   $15,750
   Controller, Treasurer 2004  $129,125  $17,647  $13,901 (8)      --   $    --
   And Assistant Clerk   2003  $116,981  $22,000  $11,270 (9)  25,000   $ 7,000

(1) This amount represents $7,789 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $7,541 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $2,805 in club membership dues paid by the Company for the benefit of Mr. Shear, $4,027 personal use of a Company car held by Mr. Shear and $40,336 based on the intrinsic value of the repricing of options held by Mr. Shear.

(2) This amount represents $5,063 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $5,532 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $912 in club membership dues paid by the Company for the benefit of Mr. Shear, $3,888 personal use of a Company car held by Mr. Shear.

(3) This amount represents $4,057 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $4,768 in premiums paid by the Company with respect to life insurance for the benefit of Mr. Shear, $1,387 in premiums paid by the Company with respect to disability insurance for the benefit of Mr. Shear, $2,009 in club membership dues paid by the Company for the benefit of Mr. Shear and $3,509 personal use of a Company car held by Mr. Shear.

(4) This amount represents a $6,000 automobile allowance, $6,656 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $1,020 in benefit derived from the purchase of shares through the employee stock purchase plan, and $15,340 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(5) This amount represents a $6,000 automobile allowance, $4,650 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $428 in membership dues paid by the Company for the benefit of Mr. Boswell, $699 in benefit derived from the purchase of shares through the employee stock purchase plan, and $3,805 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(6) This amount represents a $6,000 automobile allowance, $3,212 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $640 in membership dues paid by the Company for the benefit of Mr. Boswell, $617 in benefit derived from the purchase of shares through the employee stock purchase plan, $401 in club membership dues paid by the Company for the benefit of Mr. Boswell and $1,950 based on the intrinsic value of the repricing of options held by Mr. Boswell.


                                    -- 66 --

(7) This amount represents a $4,800 automobile allowance, $8,392 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $340 in benefit derived from the purchase of shares through the employee stock purchase plan and $21,477 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(8) This amount represents a $4,800 automobile allowance, $5,063 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $233 in benefit derived from the purchase of shares through the employee stock purchase plan and $3,805 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(9) This amount represents a $4,800 automobile allowance, $4,211 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $309 in benefit derived from the purchase of shares through the employee stock purchase plan and $1,950 based on the intrinsic value of the repricing of options held by Ms. Wurts.

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

COMPENSATION COMMITTEE

     The Board of Directors has appointed the members of the Compensation Committee to review and approve officer's compensation, formulate bonuses for management and administer the Company's equity compensation plans. During fiscal 2005 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco. The Compensation Committee met once during fiscal 2005. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary. All members of the compensation committee are independent.

AUDIT COMMITTEE

     The Board of Directors has appointed an audit committee to assist the Board in its oversight of the financial reports, internal controls, accounting policies and procedures and practices. The primary responsibilities of the Audit Committee are as follows:

o Hire, evaluate and, when appropriate, replace the Company's independent registered public accounting firm, whose duty it is to audit the books and accounts of the Company and its subsidiaries for the fiscal year in which it is appointed.
o    Approve all audit fees in advance of work performed.
o Approve any accounting firm and fees to be charged for taxes or any other non-audit accounting fees.
o Review internal controls over financial reporting with the independent accountant and a designated accounting staff member.
o    Review with management and the registered public accounting firm:
     o The independent accountant's audit of and report on the financial statements.
     o The auditor's qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and financial disclosures and how aggressive (or conservative) the accounting principles and underlying estimates are.
     o Any serious difficulties or disputes with management encountered during the course of the audit.
     o Anything else about the audit procedures or findings that GAAS requires the auditors to discuss with the committee.
o Consider and review with management and a designated accounting staff member.
     o Any significant findings during the year and management's responses to them.

                                    -- 67 --

     o Any difficulties an accounting staff member encountered while conducting audits, including any restrictions on the scope of their work or access to required information.
     o Any changes to the planned scope of management's internal audit plan that the committee thinks advisable.
o Review the annual filings with the SEC and other published documents containing the company's financial statements and consider whether the information in the filings is consistent with the information in the financial statements.
o Review the interim financial reports with management the independent registered public accounting firm and an accounting staff member.
o Prepare a letter for inclusion in the annual report that describes the committee's composition and responsibilities and how the responsibilities were fulfilled.
o    Review the audit committee charter at least annually and modify as needed.

     During fiscal 2005 the Audit Committee consisted of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco. As required by the SEC, all members of the committee are independent as such term is defined pursuant to applicable SEC rules and regulations and Dr. Dangerfield serves as the chairman and is the financial expert on the committee. The Audit Committee met five times during fiscal 2005. All of the committee members attended the meetings.

Meetings of the Board of Directors

     During fiscal 2005, the Board of Directors held a total of four meetings and took action by written consent five times. Each director attended all of the meetings of the Board and committees of the Board on which such director served.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the Company's first stock option plan on August 26, 1993. This stock option plan has expired however, options to purchase 626,500 shares remain outstanding under the plan. On September 22, 2003 the Board of Directors adopted the Company's current stock option plan and the stockholders of the Company approved the plan on December 31, 2003. The Stock Plan provides for the issuance of a maximum of 1,300,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

     During the fiscal year ended June 30, 2005, the Company issued additional options to purchase 320,000 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $.69 to $2.38. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     A total of 104,750 options were exercised during the fiscal year ended June 30, 2005, of which 95,000 options were exercised at $.25, 46,000 options were exercised at $.30, 15,000 options were exercised at $.97 and 5,000 were exercised at $1.21.

                                    -- 68 --

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

     As of June 30, 2005, a total of 144,417 shares of class A common stock have been issued under the plan. Ten employees are participating in the current offering period under the plan, which began on February 1, 2005 and will end on January 31, 2006.

Non-Employee Director Stock Plan

     The Board of Directors adopted the Company's first Non-Employee Director Stock Plan (the "Director Plan") on October 18, 1995. This stock plan has expired however, options to purchase 185,500 shares remain outstanding under the plan. On September 20, 2004 the Board of Directors adopted the Company's current Non-Employee Director Stock Plan and the stockholders of the Company approved the plan on January 20, 2005. The new plan provides for the issuance of a maximum of 350,000 shares of the Class A Common stock of the Company to non-employee directors pursuant to the plan.

     The Board of Directors or a committee of the Board administers the Director Plan. Under the Director Plan, each non-employee director is granted an option to purchase 10,000 shares of the Class A Common Stock of the Company. The option exercise price is the fair market value of the shares of the Company's Class A Common Stock on the date of grant. The options are non-transferable and become exercisable as follows: 25% immediately and 25% on each of the first, second and third anniversaries of the grant date. If an optionee ceases to be a member of the Board of Directors other than for death or permanent disability, the unexercised portion of the options, to the extent unvested, immediately terminate, and the unexercised portion of the options which have vested lapse 180 days after the date the optionee ceases to serve on the Board. In the event of death or permanent disability, all unexercised options vest and the optionee or his or her legal representative has the right to exercise the option for a period of 180 days or until the expiration of the option, if sooner.

     During the fiscal year ended June 30, 2005, 40,000 options were issued under the original plan. As of June 30, 2005 no options have been exercised under the original plan and no options have been issued under the new plan.

     The following table provides information about options granted to the named executive officers during fiscal 2005 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                  Individual Grants
(a)               (b)             (c)              (d)             (e)
                  Number of        % of Total
                  Securities       Options/SARs     Exercise
                  Underlying       Granted          or Base
Name              Options/SARs     to Employees     Price          Expiration
                  Granted (#)      in Fiscal Year   ($/Share)        Date
______________________________________________________________________________

Bruce A. Shear       60,000           18.75%        $.69-$2.38     01/07/2008-
                                                                   06/16/2010
Robert H. Boswell    25,000            7.81%             $1.41     12/21/2009
Paula C. Wurts       25,000            7.81%             $1.41     12/21/2009

All Directors and
  Officers as a                                                    01/07/2008-
  group (8 Persons) 160,000             50.0%            $1.43     01/06/2015

     The following table provides information about options exercised by the named executive officers during fiscal 2005 and the number and value of options held at the end of fiscal 2005.


                                    -- 69 --

(a)               (b)           (c)           (d)             (e)
                                              Number of
                                              Securities       Value of
                                              Underlying       Unexercised
                                              Unexercised      In-the-Money
                                              Options/SARs     Options/SARs at
                   Shares                     at FY-End (#)    FY-End ($)
                   Acquired on   Value        Exercisable/     Exercisable/
Name               Exercise (#)  Realized ($) Unexercisable    Unexercisable
_______________________________________________________________________________
Bruce A. Shear      25,000        $37,208       187,000/0       $327,260/$0
Robert H. Boswell    8,333         13,319       111,000/0        203,030/$0
Paula C. Wurts      11,667         18,648       111,000/0        203,030/$0

All Directors
 and Officers as
 a group (8
 persons)           45,000        $69,175       861,000/0       1,520,525/$0


     In January 2001, all 791,500 shares underlying the then outstanding employee stock options were repriced to $0.25, which was greater than the then current market price, using the existing exercise durations. The computed effect of the option repricing of $69,175, $16,435 and $2,505 was charged to salaries in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005 all of the repriced options have been exercised.

     On June 30, 2005, the company accelerated the vesting on the remaining 326,250 outstanding unvested options. This resulted in a non-cash charge to compensation of $27,025.

                                    -- 69 --

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of July 30, 2005 by each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:

                                                          Amount and
                                                          Nature of     Percent
                       Name and Address                   Beneficial      of
Title of Class         of Beneficial Owner                Owner (12)     Class
____________________  _____________________________   ______________  _________
Class A Common Stock  Bruce A. Shear                       626,995(1)      3.6%
                      c/o PHC, Inc.
                      200 Lake Street
                      Peabody, MA   01960
                      Robert H. Boswell                     243,719(2)     1.4%
                      c/o PHC, Inc.
                      200 Lake Street
                      Peabody, MA   01960
                      Paula C. Wurts                        192,349(3)     1.1%
                      c/o PHC, Inc.
                      200 Lake Street
                      Peabody, MA   01960
                      Howard W. Phillips                    173,750(4)        *
                      P. O. Box 2047
                      East Hampton, NY   11937
                      Gerald M. Perlow                      143,125(5)        *
                      c/o PHC, Inc.
                      200 Lake Street
                      Peabody, MA   01960
                      Donald E. Robar                       134,127(6)       *
                      c/o PHC, Inc.
                      200 Lake Street
                      Peabody, MA   01960
                      William F. Grieco                     137,750(7)        *
                      115 Marlborough Street
                      Boston, MA   02116
                      David E. Dangerfield                   50,000(8)        *
                      5965 South 900 East
                      Salt Lake City, UT 84121
                      All  Directors and Officers as      1,701,815(9)     9.4%
                      a Group (8 persons)


                                    -- 70 --

                                                          Amount and
                                                          Nature of     Percent
                       Name and Address                   Beneficial      of
Title of Class         of Beneficial Owner                Owner (12)     Class
____________________  _____________________________   ______________  _________
Class A Common Stock  Marathon Capital Mgmt, LLC          1,153,800        6.7%
(continued)           P. O. Box 771
                      Hunt Valley, MD  21030
Class B Common
Stock (10)            Bruce A. Shear                        721,259(11)   92.8%
                      c/o PHC, Inc.
                      200 Lake Street
                      Peabody, MA   01960
                      All Directors and Officers as
                      a Group (8 persons)                   721,259       92.8%

*    Less than 1%
1. Includes 187,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.30 to $2.38 per share.
2. Includes 111,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.30 to $1.41 per share.
3. Includes 111,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.30 to $1.41 per share.
4. Includes 108,500 shares issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $1.48 per share.
5. Includes 97,000 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
6. Includes 100,500 shares issuable pursuant to currently exercisable stock options or stock options which will become exercisable within sixty days, having an exercise price range of $.22 to $6.63 per share.
7. Includes 96,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.50 per share.
8. Includes 50,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $ .55 to $1.48 per share.
9. Includes an aggregate of 861,000 shares issuable pursuant to currently exercisable stock options. Of those options, 5,500 have an exercise price of $6.63 per share, 6,000 have an exercise price of $3.50 per share, 15,000 have an exercise price of $2.38 per share, 6,000 have an exercise price of $2.06 per share, 50,000 have an exercise price of $1.48, 50,000 have an exercise price of $1.41, 15,000 have an exercise price of $1.37, 50,000 have an exercise price of $1.33 per share, 15,000 have an exercise price of $1.21, 6,000 have an exercise price of $1.03 per share, 6,000 have an exercise price of $.81 per share, 140,000 have an exercise price of $.75 per share, 50,000 have an exercise price of $.74 per share, 15,000 have an exercise price of $.69 per share, 138,000 have an exercise price of $.55 per share, 15,000 have an exercise price of $.45 per share, 40,000 have an exercise price of $.35 per share, 230,500 have an exercise price of $.30 per share and 8,000 have an exercise price of $.22 per share.
10. Each share of class B common stock is convertible into one share of class A common stock automatically upon any sale or transfer or at any time at the option of the holder.
11. Includes 56,369 shares of class B common stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.

                                    -- 71 --

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

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of July 31, 2005:

                     Bruce A. Shear .............................19.78%
                     All Directors and Officers as a Group
                    (8 persons)..................................24.04%

Compliance with Section 16(A) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC reports of ownership and reports of changes in ownership of Common Stock. SEC rules also require the reporting persons and entities to furnish the Company with a copy of the reports they file. The Company is required to report any failure to file these reports.

     Based on a review of these filings and written representations from the Company's directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year have been filed on a timely basis.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

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

     During the period ended June 30, 2004, the Company paid Mr. Shear and affiliates approximately $62,515 in principal and accrued interest under the related party notes. The remaining balance of this debt, $52,000, was converted into 50,000 shares of class B common stock at the then current market price for class A common stock. As of June 30, 2004 all outstanding related party debt has been eliminated. During the fiscal year ended June 30, 2005 no amounts were borrowed from related parties and related party debt remains at zero.

Item 14.  Principal Accountant Fees and Services

     The following table presents fees for professional audit services rendered by BDO Seidman, LLP for the Company's annual financial statements, quarterly review services and other related services for the fiscal years ended June 2005 and 2004:
                                          2005          2004
                                        ________     ________

         Audit Fees                     125,500       117,500
         All other fees                      --        12,000
                                        ________     ________
              Total fees                125,500      $129,500
                                        =======      ========

                                    -- 72 --

     In fiscal 2004, BDO Seidman, billed the Company an additional $4,000 in connection with the company's current report on form 8-k filed regarding the acquisition of Pivotal Research Centers, LLC and $8,000 in connection with the Company's registration statement on form S-3. These amounts are listed as "All other fees" in the above table and relate to services traditionally provided by auditors, which are compatible with BDO Seidman, LLP's independence. The
Company's Audit Committee considered the non-audit services rendered by BDO Seidman, LLP during fiscal 2004 and determined that such services were compatible with BDO Seidman, LLP's independence. Firms other than BDO Seidman, LLP, provide tax and other accounting services.

     BDO Seidman, LLP did not directly or indirectly, operate, or supervise the operation of, the Company's information systems or manage the Company's local area network, nor did BDO Seidman, LLP design or implement a hardware or software system that aggregates source data underlying the financial statements of the Company or generates information that is significant to the Company's financial statements taken as a whole.

     The charter of the Audit Committee provides that the Audit Committee must pre-approve all auditing and non-auditing services to be provided by the auditor. In addition, any services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. All services shown in the table above were pre-approved by the Audit Committee.


                                    -- 73 --

              PART IV

   Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K

1) Consolidated Financial Statements: The consolidated financial statements of PHC, Inc. are included at Item 8, pages F-1 through F-29, in this Annual Report
2) Financial Statement Schedules: All schedules are included in the Consolidated financial statements and footnotes thereto at Item 8 in this Annual Report
3) The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index that follows.

Exhibit No.     Description

3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994).
3.1.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 3.1.1 to the Company's report on Form 10-QSB dated November 12, 2004. Commission file number 0-22916).
3.1.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 3.1.2 to the Company's report on Form 10-QSB dated November 12, 2004. Commission file number 0-22916).
3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995. Commission file number 333-71418).
3.2.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 3.1.2 to the Company's report on Form 10-QSB dated November 12, 2004. Commission file number 0-22916).
4.1 Warrant Guaranty Agreement for Common Stock Purchase Warrants issuable by PHC, Inc. dated August 14, 1998 for Warrants No. 2 and No. 3. (Filed as exhibit 4.19 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
4.2 12% Convertible Debenture by and between PHC, Inc., and Dean & Co., dated December 3, 1998 in the amount of $500,000. (Filed as exhibit 4.20 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.3 Securities Purchase Agreement for 12% Convertible Debenture by and between PHC, Inc. and Dean & Co., a Wisconsin nominee partnership for Common Stock. (Filed as exhibit 4.21 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.4 Warrant Agreement to purchase up to 25,000 shares of Class A Common Stock by and between PHC, Inc., and Dean & Co., dated December 3, 1998. (Filed as exhibit 4.22 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.5  Warrant  Agreement  by and  between  PHC,  Inc.,  and  National  Securities
     Corporation dated January 5, 1999 to purchase 37,500 shares of Class A Common Stock. (Filed as exhibit 4.23 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.6 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares, 15,000 shares, 5,000 shares, 5,000 shares, 50,000 shares and 10,000 shares of Class A Common Stock dated December 31, 1998; 5,000 shares of Class A Common Stock dated December 1, 1998; 10,000 shares of Class A Common Stock dated January 1, 1999; and 10,000 shares of Class A Common Stock dated February 1, 1999. (Filed as exhibit 4.24 to the Company's report on Form 10-QSB dated February 12, 1999. Commission file number 0-22916).
4.7 Warrant Agreement by and between PHC, Inc., and Barrow Street Research for 3,000 shares of Class A Common Stock dated February 23, 1999. (Filed as exhibit 4.24 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).
4.8 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated March 1, 1999. (Filed as exhibit 4.25 to the Company's Registration Statement on Form S-3 dated April 13, 1999. Commission file number 333-76137).



                                    -- 74 --

Exhibit No.     Description

4.9 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.26 to the Company's Registration Statement on Form S-3 dated June 1, 1999. Commission file number 333-76137).
4.10 Warrant Agreement by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated May 1, 1999. (Filed as exhibit 4.27 to the Company's Registration Statement on Form S-3 dated May 14, 1999. Commission file number 333-76137).
4.11 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated April 1, 1999. (Filed as exhibit 4.28 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.12 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated July 1, 1999. (Filed as exhibit
     4.29 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.13 Warrant Agreements by and between PHC, Inc., and George H. Gordon for 10,000 shares of Class A Common Stock dated August 1, 1999. (Filed as exhibit 4.30 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.14 Warrant Agreement issued to CapitalSource Finance, LLC to purchase 250,000 Class A Common shares dated October 19, 2004. (Filed as exhibit 4.14 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
4.15 Warrant to purchase up to 37,500 shares of Class A Common Stock by and between PHC, Inc., and National Securities Corporation dated July 5, 1999. (Filed as exhibit 4.32 to the Company's report on Form 10-KSB dated October 13, 1999. Commission file number 0-22916).
4.16 Common Stock Purchase Warrant by and between PHC, Inc. and Heller Healthcare Finance, Inc. for 60,000 shares of Class A Common Stock. (Filed as exhibit 4.37 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on September 29, 2000. Commission file number 0-22916).
4.17 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.38 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
4.18 Warrant Agreement issued to Marshall Sternan to purchase 10,000 Class A Common shares dated April 15, 2001. (Filed as exhibit 4.41 to the Company's report on Form 10-QSB dated May 14, 2001. Commission file number 0-22916).
4.19 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.36 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
4.20 Form of Subscription Agreement and Warrant. (Filed as exhibit 4.22 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
5.1 Opinion of Arent Fox Kintner Plotkin & Kahn, PPLC dated January 8, 2003. (Filed as an exhibit to the Company's Registration Statement on Form S-8 dated January 8, 2003. Commission file number 333-102402).
5.2 Opinion of Arent Fox Kintner Plotkin & Kahn, PPLC. (Filed as exhibit 5.2 to the Company's report on Form SB-2 dated June 19, 2002. Commission file number 333-76137).
10.1 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.33 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28,
     1994).


                                    -- 75 --

Exhibit No.     Description

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


                                    -- 76 --

Exhibit No.     Description

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



                                    -- 77 --

Exhibit No.     Description

10.25 The Company's 1995 Employee Stock Purchase Plan, as amended December 2002. (Filed as exhibit 10.36 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.26 First Amended Consolidating Amended and Restated Secured Term Note by and Between PHC Of Michigan, Inc. and Heller Healthcare Finance, Inc. (Form 10-KSB, filed with the Securities and Exchange Commission on September 19, 2003. Commission file number 0-22916).
10.27 Membership Purchase Agreement between PHC, Inc. and Pivotal Research Centers, LLC and its Sellers Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci dated April 30, 2004. (Filed as exhibit 10.27 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.28 Pledge Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit
     10.28 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.29 Security Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit 10.29 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.30 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note A). (Filed as exhibit 10.30 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.31 Secured Promissory Note dated April 30, 2004 in the amount of $500,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note B). (Filed as exhibit 10.31 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.32 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note C). (Filed as exhibit 10.32 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.33 Kirby Employment and Non-Compete Agreement. (Filed as exhibit 10.33 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.34 Colombo Employment and Non-Compete Agreement. (Filed as exhibit 10.34 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.35 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.35 to the Company's report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).
10.36 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.36 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.37 Subscription Agreement entered into September 20, 2004 by and between PHC, Inc. and Sandor Capital Master Fund, LP, together with the Registration rights agreement and the form of certificate of Designation. (Filed as exhibit 10.37 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2004. Commission file number 0-22916).
10.38 Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. (Filed as exhibit 10.38 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).

                                    -- 78 --

Exhibit No.     Description

10.39 Term Loan Note, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada,
     Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $1,400,000. (Filed as exhibit 10.39 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.40 Revolving Note dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada,
     Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $3,500,000. (Filed as exhibit 10.40 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.41 One of two notes issued to replace the $3,500,000 note signed in favor of CapitalSource on October 19, 2004 by and between PHC, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., Wellplace, Inc. and Detroit Behavioral Institute, Inc. (Filed as
     exhibit 10.47 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on May 13, 2005. Commission file number 0-22916).
10.42 Second of two notes issued in the amount of $1,500,000.00 to replace the $3,500,000 note signed in favor of CapitalSource on October 19, 2004 by and between PHC, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., Wellplace, Inc. and Detroit Behavioral Institute, Inc. (Filed as exhibit 10.48 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on May 13, 2005. Commission file number 0-22916).
* 21.1 List of Subsidiaries.
* 23.1 Consent of BDO Seidman, LLP, an independent registered public accounting firm.
23.2 Consent of Wood & Dwyer, P.L.C. accountants for the acquired company. (Filed as exhibit 23.1 to the Company's report on Form 8-K/A filed with the Securities and Exchange commission on June 29, 2004. Commission file number 0-22916).
* 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*        Filed herewith

(b) REPORTS ON FORM 8-K.

     The Company filed one report on form 8-K during the quarter ended June 30, 2005. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 12 of the instructions for form 8-K.

                                    -- 79 --

                                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                       PHC, INC.


Date:    September 28, 2005               By:   /S/ BRUCE A. SHEAR
                                                _________________________
                                                    Bruce A. Shear, President
                                                    and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          SIGNATURE                  TITLE(S)                       DATE


/s/ BRUCE A. SHEAR                President, Chief           September 28, 2005
_________________________         Executive Officer and
    Bruce A. Shear                Director  (principal
                                  executive officer)

/s/ PAULA C. WURTS                Controller and Treasurer   September 28, 2005
_________________________         (principal  financial
    Paula C. Wurts                and accounting officer)


/s/ GERALD M. PERLOW              Director                   September 28, 2005
_________________________
    Gerald M. Perlow


/s/ DONALD E. ROBAR               Director                   September 28, 2005
_________________________
    Donald E. Robar


/s/ HOWARD PHILLIPS               Director                   September 28, 2005
_________________________
    Howard Phillips


 /s/ WILLIAM F. GRIECO            Director                   September 28, 2005
_________________________
     William F. Grieco

/S/ DAVID E. DANGERFIELD          Director                   September 28, 2005
_________________________
    David E. Dangerfield




                                    -- 80 --