Form 10-Q
period 2005-09-30
PHC INC /MA/
filed 2005-11-15
CIK 915127

Note U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ___________


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

                                  978-536-2777
                           (Registrant telephone number)

_______________________________________________________________________________

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                             Yes  X  No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes___  No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes___  No X


Number of shares outstanding of each class of common equity, as of October 21, 2005:

         Class A Common Stock       17,369,201
         Class B Common Stock          776,991

                                    -- 1 --

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets - September 30, 2005 and June 30, 2005.

          Condensed Consolidated Statements of Income - Three months ended September 30, 2005 and September 30, 2004.

          Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2005 and September 30, 2004.

          Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Item 4. Controls and Procedures



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

Signatures


                                    -- 2 --

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                PHC, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,      June 30,
      ASSETS                                        2005             2005
                                                 (unaudited)
_______________________________________________________________________________
Current assets:
   Cash and cash equivalents                      $1,504,697      $ 917,630
   Accounts receivable, net of allowance
    for doubtful accounts of $2,710,835
    at September 30, 2005 and $1,956,984
    at June 30, 2005                               6,228,354      6,265,381
   Pharmaceutical receivables                      1,576,637      1,414,340
   Prepaid expenses and other current assets         612,888        146,988
   Other receivables and advances                    361,210        638,654
   Deferred income tax assets                      1,375,800      1,375,800
                                                 ___________    ___________
   Total current assets                           11,659,586     10,758,793
                                                 ___________    ___________
   Accounts receivable, non-current                   55,000         65,000
   Other receivables                                  81,835         84,422
   Property and equipment, net                     1,803,166      1,516,114
  Deferred financing costs, net of amortization
    of $80,917 at September 30, 2005 and $62,507
    at June 30, 2005                                 127,528        145,938
   Customer relationships, net of amortization
    of $170,000 at September 30, 2005 and
    $140,000 at June 30, 2005                      2,230,000      2,260,000
   Goodwill                                        2,648,209      2,648,209
   Other assets                                      446,171        417,172
                                                 ___________    ___________
       Total assets                              $19,051,495    $17,895,648
                                                 ___________    ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                              $ 2,189,746     $  907,569
   Current maturities of long-term debt              806,053        769,599
   Revolving credit note                           2,573,707      2,385,629
   Deferred revenue                                  124,635         85,061
   Current portion of obligations under capital
    leases                                            18,877         29,777
   Accrued payroll, payroll taxes and benefits     1,358,365      1,411,653
   Accrued expenses and other liabilities            435,456      1,063,189
                                                 ___________    ___________
       Total current liabilities                   7,506,839      6,652,477
   Long-term debt, net of current maturities       1,712,365      1,900,022
   Obligations under capital leases, net of
      current maturities                               9,757         12,210
    Deferred tax liabilities                         229,000        229,000
                                                 ___________    ___________
       Total liabilities                           9,457,961      8,793,709
                                                 ___________    ___________
   Stockholders' equity:
   Preferred Stock, 1,000,000 shares authorized,
    none issued or outstanding                            --             --
   Class A common stock, $.01 par value, 30,000,000
    shares authorized, 17,552,799 and 17,490,818
    shares issued at September 30, 2005 and June
    30, respectively                                 175,527        174,908
   Class B common stock, $.01 par value, 2,000,000
    shares authorized, 776,991 issued and
    outstanding September 30 and June 30, 2005 each
    convertible into one share of Class A common
    stock                                              7,770          7,770
   Additional paid-in capital                     23,502,361     23,377,059
   Treasury stock, 191,098 shares and 181,738
    shares of Class A common stock at September
    30, 2005 and June 30, 2005 respectively,
    at cost                                         (173,620)      (155,087)
   Accumulated deficit                           (13,918,504)   (14,302,711)
                                                 ___________    ___________
       Total stockholders' equity                  9,593,534      9,101,939
                                                 ___________    ___________
   Total liabilities and stockholders' equity    $19,051,495    $17,895,648
                                                 ___________    ___________

            See Notes to Condensed Consolidated Financial Statements

                                    -- 3 --

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                        Three Months Ended
                                                          September 30,
                                                        2005         2004
                                                    ___________   __________
Revenues:
   Patient care, net                                $ 6,712,980  $ 6,209,499
   Pharmaceutical studies                             1,306,009    1,086,590
   Contract support services                            925,837      661,426
                                                    ___________   __________
         Total revenues                               8,944,826    7,957,515
                                                    ___________   __________
Operating expenses:
   Patient care expenses                              3,261,911    3,040,982
   Patient care expenses, pharmaceutical                563,154      389,963
   Cost of contract support services                    597,795      516,909
   Provision for doubtful accounts                      656,887      254,109
   Administrative expenses                            2,629,676    2,179,661
   Administrative expenses, pharmaceutical              633,999      691,056
                                                    ___________   __________
         Total operating expenses                     8,343,422    7,072,680
                                                    ___________   __________
Income from operations                                  601,404      884,835
                                                    ___________   ___________
   Other income (expense):
   Interest income                                       22,864       17,039
   Other income                                          10,785       12,809
   Interest expense                                    (155,218)    (113,055)
                                                    ___________  ___________
         Total other expenses, net                     (121,569)     (83,207)
                                                    ___________  ___________
Income before provision for taxes                       479,835      801,628
Provision for income taxes                               95,628       26,000
                                                    ___________  ___________
Net income applicable to common
   shareholders                                     $   384,207  $   775,628
                                                    ===========  ===========
Basic net income per common
   share                                            $      0.02  $       .04
                                                    ===========  ===========
Basic weighted average number of shares
   outstanding                                       18,099,342   17,360,604
                                                    ===========   ==========
Fully diluted net income per common
  share                                             $       .02  $       .04
                                                    ===========   ==========
Fully diluted weighted average number of
   shares outstanding                                19,270,164   18,155,364
                                                     ===========   ==========

            See Notes to Condensed Consolidated Financial Statements.


                                    -- 4 --

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         For the Three Months
                                                            September 30,
                                                          2005         2004
                                                      ___________  ____________
Cash flows from operating activities:
  Net income                                         $  384,207  $   775,628
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                         135,976       99,025
  Non-cash interest expense                              13,932           --
  Non-cash stock-based compensation                      75,497        6,926
  Deferred tax asset                                         --      (94,600)
  Changes in operating assets and
     liabilities:
    Accounts receivable                                 164,761   (1,010,959)
    Prepaid expenses and other current
     assets                                            (465,900)    (365,832)
    Other assets                                        (33,769)     (18,015)
    Accounts payable                                  1,282,177      355,976
    Accrued expenses and other liabilities             (641,447)     117,018
                                                      ___________  ____________
Net cash provided by (used in) operating
  activities                                            915,434     (134,831)
                                                      ___________  ____________
Cash flows from investing activities:
  Acquisition of property and equipment                (369,848)    (254,804)
   Costs related to business acquisition                     --      (18,853)
                                                      ___________  ____________
Net cash used in investing activities                  (369,848)    (273,657)
                                                      ___________  ____________
Cash flows from financing activities:
  Revolving debt, net                                   188,078      237,678
  Long-term debt, net                                  (178,488)    (204,772)
  Deferred financing costs                                   --      (60,000)
  Proceeds from issuance of common stock,
   net                                                   50,424       11,600
  Purchase of treasury stock                            (18,533)     (13,880)
                                                       ___________  ___________
Net cash provided by (used in) financing
 activities                                              41,481      (29,374)
                                                      ___________  ____________
Net increase (decrease) in cash and cash
 equivalents                                            587,067     (437,864)
Beginning cash and cash equivalents                     917,630      594,823
                                                      ___________  ____________
Ending cash and cash equivalents                     $1,504,697  $   156,959
                                                      ___________  ____________
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                    $  155,218  $   104,927
         Income taxes                                   108,300       77,500

            See Notes to Condensed Consolidated Financial Statements.


                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005

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

     Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and seven psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 30-bed psychiatric hospital (increased to 50 beds October 2005) dedicated to adjudicated juveniles located in Detroit, Michigan and six outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, two in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     Pharmaceutical study services, including four clinical study sites: two in Arizona, in Peoria and Mesa, one in Royal Oak, Michigan and one in Midvale, Utah. These research sites conduct studies of the effects of specified
pharmaceuticals  on  a  controlled   population  through  contracts  with  major
manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research Centers;

     Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads and a call center contract with Wayne County, Michigan. The call centers both operate as Wellplace; and

     Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The accompanying financial statements should be read in conjunction with the June 30, 2005 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on September 28, 2005.

                                    -- 6 --

Note C- Stock Based Compensation

     The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and stock purchase plans. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), using the Statement's modified prospective application method. Prior to July 1, 2005, the Company followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock compensation.

     Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company's stock compensation is accounted for as an equity instrument and there have been no liability awards granted.

     At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there is no unrecognized expense of these options and the expense recorded in the quarter ended September 30, 2005 is for options issued and vested during that period. The unrecognized expense of awards not yet vested will be recognized in net income in the periods in which they vest. Under the provisions of SFAS 123R, the Company recorded $75,497 of stock-based compensation on its consolidated condensed statement o operations for the three months ended September 30, 2005, included in the following expense categories:

                                     Three Months Ended
                                     September 30, 2005
                                     __________________

      Professional fees                   $ 5,640
      Employee compensation                69,837
                                          ________
         Total                            $75,497

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the three months ended September 30, 2005 was $1.21, using the following:

                                             Three Months Ended
                                             September 30, 2005
                                             __________________

              Average risk-free interest rate       4.5%
              Expected dividend yield               None
              Expected life                         5 years
              Expected volatility                   45%

     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate on the date of grant. The expected life was calculated using the Company's historical experience for the expected term of the option.

     Based on the Company's historical voluntary turnover rates for individual in the positions who received options in the period, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

     SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company's employee stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period.

                                                          Three Months Ended
                                                          September 30, 2004
                                                          __________________

     Net income, as reported                                  $  775,628

     Less: Stock-based compensation expense
     determined under fair value based method
     for all awards, net of related tax effects                  (28,025)

     Pro forma net income (loss)                             $   747,603

     Earnings (loss) per share:
      Basic - as reported                                      $    0.04
      Basic - pro forma                                        $    0.04
      Diluted - as reported                                    $    0.04
      Diluted - pro forma                                      $    0.04

     During the three months ended September 30, 2004, the weighted-average fair value of the options granted under the stock option plans was $0.51, using the following:


                                             Three Months Ended
                                             September 30, 2005
                                             __________________

              Average risk-free interest rate       4.0%
              Expected dividend yield               None
              Expected life                         5 years
              Expected volatility                   45%

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

                                      Pharmaceutical
                             Treatment   Study     Contract  Administrative
                             Services  Services    Services    Services   Eliminations  Total
                           __________________________________________________________________
For the three months ended
   September 30, 2005
Revenue-external customers  $6,712,980  $1,306,009  $925,837  $       --  $      --  $ 8,944,826
Revenues - intersegment          2,750          --        --     816,000   (818,750)          --
Net income (loss)              684,935      92,828   336,500    (730,056)        --      384,207


                                    -- 7 --

Total assets                10,398,368   5,748,511   411,728   2,492,888         --   19,051,495
Capital expenditures           333,348      15,495     6,170      14,835         --      369,848
Depreciation &
  amortization                  86,503      39,863     2,304       7,306         --      135,976
Goodwill                       969,099   1,679,110        --          --         --    2,648,209
Interest expense               119,479      16,028        --      19,711         --      155,218
Income tax expense
  (benefit)                     81,071          --    14,557          --         --       95,628

Note D - Business Segment Information (continued)
                                     Pharmaceutical
                             Treatment   Study     Contract  Administrative
                             Services  Services    Services    Services   Eliminations  Total
                           __________________________________________________________________
For the three months ended
   September 30, 2004
Revenue-external customers  $6,209,499  $1,086,590  $661,426  $       --  $      --  $7,957,515
Revenues - intersegment             --          --    11,282     654,000   (665,282)         --
Net income (loss)            1,280,646      60,257   138,517    (703,792)        --     775,628
Capital expenditures           211,342       3,895     1,042      38,525         --     254,804
Depreciation & amortization     41,622      34,862       897      21,644         --      99,025
Interest expense                93,764       2,314        --      16,977         --     113,055
Income tax expense (benefit)    20,000          --     6,000          --         --      26,000

For the period ended June 30,
  2005
Total Assets                 9,333,260   5,596,917   669,229   2,296,242         --  17,895,648
Goodwill                       969,099   1,679,110        --          --         --   2,648,209

Note E - Debt covenants

     For the quarter ended September 30, 2005, the Company was not in compliance with its long term debt covenants primarily due to the software failure at the Harbor Oaks facility, which delayed billing and postponed collection effort while the system was being recovered. CapitalSource, the compamny's lender has provided the Company with a waiver of these covenants for the period.

Note F - Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company implemented SFAS No. 123 (R) on July 1, 2005. As a result of it's implementation the Company expensed $69,837 in compensation cost based on the Black-Scholes value of the 230,000 options issued this quarter.

     In May 2005 the FASB issued SFAS No 154 "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements from the accounting for a reporting of a change in accouting principle. SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determinme either the period specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of SFAS No. 154 was issued. At the present time, we do not believe the adoptions of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.


                                    -- 8 --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act") and are subject to the Safe Harbor provisions created by the statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan", "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals and five outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide behavioral health information through its web site at Wellplace.com but its primary function is technology and internet support for the Company's other subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Arizona, Michigan and Utah.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. The extent of any future regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act). If passed, this legislation will improve access to and reimbursement for the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services. As part of the Government Medicare Program, reimbursement rates for behavioral health care have increased. When fully implemented, this increase may have a positive impact on performance at the Company's one Medicare facility, Harbor Oaks Hospital. The Company is exploring the possibility of becoming a Medicare provider at its other in-patient facilities.

                                    -- 9 --

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

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. Any amounts due as a result of cost report settlements are recorded and listed separately on the consolidated balance sheets as "Other receivables, third party". The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

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

                                    -- 10 --

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

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers. Such valuations require the Company to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment. The Company uses an outside valuation expert to assess the value of intangibles annually and will continue to do so unless circumstances require an earlier evaluation.

Results of Operations

     The following table sets forth for the periods indicated, our operating results (dollars in thousands):

Selected Statements of Income Data:
                                        For the three month period ended
                                                  September 30,
                                                2005            2004
                                          Amount     %    Amount     %
                                _______________________________________________

Revenue                                  $8,945   100.0%  7,958  100.0%
Cost and Expenses:
   Patient care expenses                  3,825    42.8%  3,431   43.1%
   Contract expenses                        598     6.7%    517    6.5%
   Administrative expenses                3,264    36.5%  2,871    36.1%
   Provision for bad debts                  657     7.3%    254    3.2%
   Interest expense                         155     1.7%    113    1.4%
   Other (income) expenses, net             (33)   (0.4%)   (30)  (0.4%)
Total Expenses                            8,466    94.6%  7,156   89.9%
Income before provision for
     taxes                                  479     5.4%    802   10.1%

   Provision for income taxes                96     1.1%     26     .3%
Net Income                                  384     4.3%    776    9.8%

                                    -- 11 --

     Total net revenue from operations increased 12.4% to $8,944,826 for the three months ended September 30, 2005 from $7,957,515 for the three months ended September 30, 2004.

     Net patient care revenue increased 8.1% to $6,712,980 for the three months ended September 30, 2005 from $6,209,499 for the three months ended September 30, 2004. This increase in revenue is due primarily to the addition of the 30 adjudicated juvenile beds at Detroit Behavioral Institute which helped to create a 16.0% increase in patient days for the three months ended September 30, 2005 over the same period last year. Without Detroit Behavioral Institute, combined census in our other inpatient facilities would have decreased 5.5% largely due to the economy and increased competition for a more limited number of patients. Renewed marketing efforts have helped increase census in these facilities in the current quarter.

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

     Revenue from pharmaceutical studies increased 20.2% to $1,306,009 for the three months ended September 30, 2005 from $1,086,590 for the three months ended September 30, 2004. This increase is due to an increased number of studies and higher revenues produced by our Michigan site. Revenues from pharmaceutical studies vary greatly from period to period based on the number of active studies and available qualified participants for each active study.

     Contract support services revenue provided by Wellplace increased 40.0% to $925,837 for the three months ended September 30, 2005 from $661,426 for the three months ended September 30, 2004. This increase in revenue is due to the October 2004 increase in the Michigan call center contract, which increased the monthly revenue on this contract from $157,000 to $240,000 per month.

     Patient care expenses in our treatment centers increased 7.3% to $3,261,911 for the three months ended September 30, 2005 from $3,040,982 for the three months ended September 30, 2004. This increase in expenses is due primarily to the increased in patient days noted above with the majority of the increases in expenses directly related to patient census such as payroll, food and pharmacy. Lower census in some facilities tends to result in a higher acuity requiring a higher staffing ratio and higher pharmacy costs.

     Patient care expenses related to our research division increased 44.4% to $563,154 for the three months ended September 30, 2005 from $389,963 for the three months ended September 30, 2004. This is due to the increased number of study patients receiving stipends for participation in studies.

     Contract support services expenses increased 15.6% to $597,795 for the three months ended September 30, 2005 from $516,909 for the three months ended September 30, 2004. This increase was a result of the increase in the Michigan call center contract which required increased staff and improved technology to adequately support the services required by the contract. This resulted in increased payroll, rent, telephone and depreciation on new equipment.

     Administrative expenses increased 20.6% to $2,629,676 for the quarter ended September 30, 2005 from $2,179,661 for the quarter ended September 30, 2004. These changes are a result of the increased administrative payroll and employee benefits related to the set up and opening of Detroit Behavioral Institute. Administrative payroll increased 20.2% and employee benefits increased 42.6%. Fees and Licenses increased 840.8% or $74,657 due to fees related to the JACAHO accreditation at Harbor Oaks and Highland Ridge, the Quality Assurance fee assessed in Michigan and increased consultant fees related to an accounts receivable software failure at Harbor Oaks. The software was replaced and the system brought up to date during the month of October, which resulted in additional costs during the current quarter of approximately $15,000. Insurance expense increased 21.4% for the quarter ended September 30, 2005. Utilities increased approximately 14.4% for the quarter ended September 30, 2005.

                                    -- 12 --

     Administrative expenses related to the research division decreased 8.3% to $633,999 for the three months ended September 30, 2005 from $691,056 for the three months ended September 30, 2004. This decrease is primarily due to the reduction in salaries expenses related to the elimination of the Nevada location and the reduction in the accrued bonuses.

     Provision for doubtful accounts increased 158.5% to $656,887 for the three months ended September 30, 2005 from $254,109 for the three months ended September 30, 2004. The Company's policy is to maintain reserves based on the age of its receivables. The increase in the provision for doubtful accounts is largely attributable to the accounts receivable software failure at Harbor Oaks, which is our largest in-patient facility. The software conversion required by the crash slowed the billing process and diverted staff attention from collections, while we reentered the receivables into the new software. This delay in the billing and collection process increased the amount and age of the Company's receivables therefore, increasing the reserves required by formula and the provision for doubtful accounts. The systems are now fully restored and we expect the reserve requirement will decrease in future quarters as collection activity returns to normal.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy. During the current quarter, the previously mentioned receivables software and hardware failure at our largest facility resulted in a delay of billing and collections while the systems were restored. Largely as a result of this delay and increased revenue, the Company's gross accounts receivable from patient care have increased 8.5% over the past three months with equivalent increases in aging.

     Interest income increased 34.2% to $22,864 for the three months ended September 30, 2005 from $17,039 for the three months ended September 30, 2004. This is a result of a change in the Company's policy, which now charges finance charges when extending credit to patients. Although patients requiring credit to pay for services have always signed an agreement to pay finance charges, the Company recently implemented the policy to charge for credit to discourage long term credit for services.

     Other income decreased 15.8% to $10,785 for the three months ended September 30, 2005 from $12,809 for the three months ended September 30, 2004. This change is due to a reduced number of requests for medical records which makes up the majority of other income.

     Interest expense and financing costs increased 37.3% to $155,218 for the three months ended September 30, 2005 from $113,055 for the three months ended September 30, 2004. This increase is due to the interest on Note A of the Pivotal acquisition and financing costs related to the recent refinancing of the Company's long-term debt and receivables financing.

     The Company's provision for income taxes of $95,628 for the three months ended September 30, 2005 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the period represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset based on the volitily of the healthcare industry.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities was $915,434 for the three months ended September 30, 2005 compared to $134,833 of cash used in operations for the three months ended September 30, 2004. Cash flow provided by operations in the three months ended September 30, 2005 consists of net income


                                    -- 13 --
of $384,207 plus depreciation and amortization of $135,976, non-cash interest expense $13,932, non-cash equity based charges of $75,497 and an increase in accounts payable and other liabilities of $640,730 less cash used for net changes in accounts receivable and other operating assets of $334,908.

     Cash used in investing activities in the three months ended September 30, 2005 consisted of $369,848 in capital expenditures compared to $254,804 in capital expenditures during the same period last year and costs related to a business acquisition of $18,853.

     Cash provided by financing activities of $41,481 in the three months ended September 30, 2005 was from the result of the issuance of common stock for the exercise of options and warrants and an increase in the borrowings on the revolving credit facility offset by required reductions in long term debt and the purchase of treasury shares.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of September 30, 2005, accounts receivable from patient care, net of allowance for doubtful accounts, decreased less than one percent to $6,283,354 on September 30, 2005 from $6,330,381 on June 30, 2005. This decrease is a result in a 38.5% increase in our allowance for doubtful accounts. This relates to the previously mentioned system failure at our largest facility, which delayed billing and collections for several months. New systems are in place at this time and we expect increased collections on the recent billings to reduce the allowance considerably in future months. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding is confident that the increase is not indicative of a payor problem. Over the years, we have increased staff, standardization of some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2005 are as follows:

Year Ending                 Term        Capital       Operating
  June 30                   Notes       Leases         Leases         Total
_______________________________________________________________________________
2006                     $ 769,599      $29,777       $1,299,529     $2,098,905
2007                       808,817       10,087        1,033,996      1,852,900
2008                       517,797        2,123          919,895      1,439,815
2009                       207,099           --          861,110      1,068,209
2010                       212,609           --          388,467        601,076
Thereafter                 153,699           --           94,730        248,429
                         _________      ________      __________     __________

Total minimum payments  $2,669,620     $41,987       $4,597,727      $7,309,334

                                    -- 14 --

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of September 30, 2005. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $1,068,510 which represents the earn out for the Pivotal acquisition through December 31, 2004 net of payments made through June 30, 2005. No payment is due on the $500,000 note as earn-out requirements have not been attained. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $159,793 is included in the schedule above.

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

     For the quarter ended September 30, 2005, the Company was not in compliance with financial covenants of this agreement primarily due to the software failure at the Harbor Oaks facility, which delayed billing and postponed collection effort while the system was being recovered. CapitalSource, the company's lender, has provided the Company with a waiver of these covenants for the period.

     The Company has operated ongoing operations profitably for eighteen consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project, if the current positive business environment towards behavioral health treatment and new business opportunities continue, we are confident that we will see continued improved results.


                                    -- 15 --

     Off Balance Sheet Arrangements

     The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with changes in the prime rate. Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements. (For additional information see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 4.  Controls and Procedures

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

PART II. OTHER INFORMATION

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

Reports on Form 8-K

     The Company filed one report on form 8-K during the quarter ended September 30, 2005. This report provided the same earnings information to the public as shown in the Company's quarterly press release as required by Item 2.02 of the instructions for form 8-K.



                                    -- 17 --

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PHC, Inc.
                                               Registrant

Date: November 14, 2005                   /s/  Bruce A. Shear
                                               ___________________
                                               Bruce A. Shear
                                               President
                                               Chief Executive Officer




Date: November 14, 2005                   /s/  Paula C. Wurts
                                               ___________________
                                               Paula C. Wurts
                                               Controller
                                               Treasurer


                                    -- 18 --