Form 10-Q
period 2005-12-31
PHC INC /MA/
filed 2006-02-14
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-22916


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

                                  978-536-2777
                         (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes X   No___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer        Accelerated filer       Non-accelerated filer [x]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes __  No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity, as of February 3, 2006:

         Class A Common Stock       17,404,020
         Class B Common Stock          776,991


                                    -- 1 --

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets - December 31, 2005 and June 30, 2005.

          Condensed Consolidated Statements of Operations - Three and six months ended December 31, 2005 and December 31, 2004.

          Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 2005 and December 31, 2004.

          Notes to Condensed Consolidated Financial Statements - December 31, 2005.

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

Item 6.   Exhibits

Signatures



                                    -- 2 --

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     June 30,
                           ASSETS                      2005            2005
                                                    (unaudited)
                                                   _____________    ___________
Current assets:
   Cash and cash equivalents                         $ 1,028,610    $  917,630
   Accounts receivable, net of allowance for
     doubtful accounts of $3,173,004 at December
     31,2005 and $1,956,984 at June 30, 2005           6,673,756     6,265,381
   Pharmaceutical receivables                          1,361,227     1,414,340
   Prepaid expenses                                      496,153       146,988
   Other receivables and advances                        561,959       638,654
   Deferred income tax asset                           1,415,344     1,375,800
                                                     ___________   ____________
       Total current assets                           11,537,049    10,758,793
   Accounts receivable, non-current                       50,000        65,000
   Other receivable                                      120,213        84,422
   Property and equipment, net                         1,901,434     1,516,114
   Deferred financing costs, net of amortization of
     $95,557 at December 31, 2005 and $76,234 June
     30, 2005                                            126,615       145,938
   Customer relationships, net of amortization of
     $200,000 at December 31, 2005 and $140,000 at
     June 30, 2005                                     2,200,000     2,260,000
   Goodwill                                            2,704,389     2,648,209
   Other assets                                          436,317       417,172
                                                     ___________   ____________

       Total assets                                  $19,076,017   $17,895,648
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $ 1,857,219    $  907,569
   Current maturities of long-term debt                  843,409       769,599
   Revolving credit note                               2,523,035     2,385,629
   Deferred revenue                                       80,479        85,061
   Current portion of obligations under capital
     leases                                               46,312        29,777
   Accrued payroll, payroll taxes and benefits         1,321,616     1,411,653
   Accrued expenses and other liabilities                601,735     1,063,189
                                                     ___________   ____________
       Total current liabilities                       7,273,805     6,652,477
   Long-term debt                                      1,505,567     1,900,022
   Obligations under capital leases                       55,304        12,210
   Deferred tax liability                                244,874       229,000
                                                     ___________   ____________
  Total liabilities                                    9,079,550     8,793,709
                                                     ___________   ____________

Stockholders' equity:
   Preferred Stock, 1,000,000 shares authorized,
      none issued or outstanding                              --            --
   Class A common stock, $.01 par value,
     30,000,000 shares authorized, 17,603,118 and
     17,490,818 shares issued at December 31, 2005
     and June 30, 2005, respectively                     176,031       174,908
   Class B common stock, $.01 par value, 2,000,000
     shares authorized, 776,991 issued and outstanding
     December 31, 2005 and June 30, 2005 each
     convertible into one share of Class A common
     Stock                                                 7,770         7,770
   Additional paid-in capital                         23,576,088    23,377,059
   Treasury stock, 191,098 shares and 181,738 shares
     of Class A common stock at December 31, 2005
     and June 30, 2005 respectively, at cost            (191,700)     (155,087)
Accumulated deficit                                  (13,571,722)  (14,302,711)
                                                     ___________   ____________

Total stockholders' equity                             9,996,467     9,101,939
                                                     ___________   ____________
Total liabilities and stockholders' equity           $19,076,017   $17,895,648
                                                     ===========   ===========

            See Notes to Condensed Consolidated Financial Statements

                                    -- 3 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended      Six Months Ended
                                           December 31,           December 31,
                                         2005       2004      2005            2004
                                     _____________________    _____________________

Revenues:
     Patient care, net                $6,465,356  $5,951,326  $13,178,336  $12,160,825
     Pharmaceutical studies            1,084,084   1,194,552    2,390,093    2,281,142
     Contract support services         1,153,073     923,323    2,078,910    1,584,749
                                       __________  __________   __________   __________
          Total revenues               8,702,513   8,069,201   17,647,339   16,026,716
                                       __________  __________   __________   __________
Operating expenses:
     Patient care expenses             3,292,393   2,967,320    6,554,304    6,008,302
     Patient care expenses,
       pharmaceutical                    510,834     412,144    1,073,988      802,107
     Cost of contract support services   587,067     558,094    1,184,862    1,075,003
     Provision for doubtful accounts     475,768     328,638    1,132,655      582,747
     Administrative expenses           2,749,100   2,418,501    5,378,776    4,598,162
     Administrative expenses,
       pharmaceutical                    538,291     704,609    1,172,290    1,395,665
                                       __________  __________   __________   __________
          Total operating expenses     8,153,453   7,389,306   16,496,875   14,461,986
                                       __________  __________   __________   __________
Income from operations                   549,060     679,895    1,150,464    1,564,730
                                       __________  __________   __________   __________
     Other income (expense):
      Interest income                     15,397      17,492       38,261       34,531
      Other income                        21,263      13,683       32,048       26,492
      Interest expense                  (174,338)   (229,797)    (329,556)    (342,852)
                                       __________  __________   __________   __________
          Total other expenses, net     (137,678)   (198,622)    (259,247)    (281,829)
                                       __________  __________   __________   __________

Income before provision for taxes        411,382     481,273      891,217    1,282,901
Provision for income taxes                64,600      72,469      160,228       98,469
                                       __________  __________   __________   __________

Net income                              $346,782    $408,804     $730,989   $1,184,432
                                       ==========  ==========   ==========   ==========

Basic net income per common share       $   0.02    $   0.02      $  0.04   $     0.07
                                       ==========  ==========   ==========   ==========

Basic weighted average number of
   shares Outstanding                 18,159,188  17,417,238   18,125,265   17,388,921
                                      ==========  ==========   ==========   ==========
Fully diluted net income per
   common share                       $     0.02    $   0.02      $  0.04    $   0.06
                                      ==========  ==========   ==========   ==========

Fully diluted weighted average
   number of shares outstanding       19,301,486  18,471,375   19,302,592   18,274,631
                                      ==========  ==========   ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 4 --

                            PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    For the Six Months Ended
                                                            December 31
                                                       2005           2004
                                                   _________________________
Cash flows from operating activities:
  Net income                                      $  730,989      $1,184,432
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
  Depreciation and amortization                      331,319         225,213
  Non-cash interest expense                           27,864          41,796
  Deferred income tax provision                      (23,670)        (94,600)
  Non-cash stock-based compensation                   90,872           8,081
  Changes in:
    Accounts receivable                             (299,358)     (1,493,909)
    Prepaid expenses and other current assets       (349,165)       (300,324)
    Other assets                                     (28,685)        (42,420)
    Accounts payable                                 949,650          54,588
    Accrued expenses and other liabilities          (556,073)        280,554
                                                 ____________     ___________
Net cash provided by (used in) operating
    activities                                       873,743        (136,589)
                                                 ____________     ___________
Cash flows from investing activities:
  Acquisition of property and equipment             (627,776)       (303,962)
  Costs related to business acquisition                   --         (62,258)
                                                 ____________     ___________
Net cash used in investing activities               (627,776)       (366,220)
                                                 ____________     ___________
Cash flows from financing activities:
  Revolving debt, net                                137,406         527,054
  Long-term debt, net                               (288,880)       (312,615)
  Deferred financing costs                                --        (198,445)
  Costs related to issuance of capital stock              --         (20,000)
  Issuance of common stock                            53,100         107,105
  Purchase of treasury stock                         (36,613)        (13,880)
                                                 ____________     ___________
Net cash provided by (used in) financing
    activities                                      (134,987)         89,219
                                                 ____________     ___________
Net increase (decrease) in cash and cash
    equivalents                                      110,980        (413,590)
Beginning cash and cash equivalents                  917,630         594,823
                                                 ____________     ___________
Ending cash and cash equivalents                 $ 1,028,610        $181,233
                                                 ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                   $329,566        $306,441
         Income taxes                                235,171         113,050

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Pivotal Acquisition Note A earn out
    consideration recorded                       $        --      $1,169,832
Issuance of common stock in cashless exercise
    of warrants                                       24,242          14,250
Issuance of common stock in cashless exercise
    of options                                        18,577              --
Value of warrants issued in connection with
    the Pivotal acquisition                           51,860              --

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

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

     Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed psychiatric facility dedicated to adjudicated juveniles located in Detroit, Michigan and six outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, two in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

     Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads, a smoking cessation contract with a major defense contractor and a call center contract with Wayne County Michigan. The call centers both operate as Wellplace; and

     Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The accompanying financial statements should be read in conjunction with the June 30, 2005 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on September 28, 2005.

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


                                    -- 6 --

     At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there is no unrecognized expense of these options and the expense recorded in the sic months ended December 31, 2005 is for options issued and vested during that period. The unrecognized expense of awards not yet vested will be recognized in net income in the periods in which they vest. Under the provisions of SFAS 123R, the Company recorded $15,375 of stock-based compensation on its consolidated condensed statement of operations for the three months ended December 31, 2005 and $85,212 for the six months ended December 31, 2005, which is included in administrative expenses as follows:

                                       Three Months Ended     Six Months Ended
                                       December 31, 2005      December 31, 2005
                                       __________________     _________________

              Employee compensation         $15,375                $85,212
                                            _______                _______

                   Total                    $15,375                $85,212

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the three months and six months ended December 31, 2005 was $1.60 and $1.26, respectively using the following:

                                          Three Months Ended  Six Months Ended
                                          December 31, 2005   December 31, 2005
                                          _________________   _________________

      Average risk-free interest rate             4.1%              4.3%
      Expected dividend yield                     None              None
      Expected life                               5 years           5 years
      Expected volatility                         46%               45.5%

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

     Based on the Company's historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

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

                                    -- 7 --

                                       Three Months Ended     Six Months Ended
                                       December 31, 2004      December 31, 2004
                                       __________________     _________________
      Net income, as reported              $ 408,804             $1,184,432

      Less: Stock-based compensation
      expense determined under fair
      value based method for all
      awards, net of related tax
      effects                                (33,350)               (82,650)
                                       __________________     _________________
      Pro forma net income                 $ 375,454             $1,101,782
                                       __________________     _________________

      Net Income per share:
      Basic - as reported                  $    0.02             $    0.07
      Basic - pro forma                    $    0.02             $    0.06
      Diluted - as reported                $    0.02             $    0.06
      Diluted - pro forma                  $    0.02             $    0.06

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

                       Treatment Pharmaceutical  Contract  Administrative
                       Services  Study Services  Services  Services     Eliminations   Total
                       ______________________________________________________________________
For the three months
  ended December 31,
  2005
Revenues - external
  customers            $6,465,356  $1,084,084   $1,153,073  $     --   $      --  $8,702,513
Revenues-intersegment      23,900          --       21,265   816,000    (861,165)         --
Net income (loss)         544,426      (2,356)     557,577  (752,865)         --     346,782
Capital expenditures      124,355      10,797       78,974    43,803          --     257,929
Depreciation &
  amortization            123,698      40,947       16,943     12,842         --     194,430
Interest expense          136,371      33,475        2,429      2,063         --     174,338
Income tax expense         51,160       3,840        6,000      3,600         --      64,600

   December 31, 2004
Revenues-external
  customers            $5,951,326  $1,194,552   $  923,323  $     --   $      --  $8,069,201
Revenues-intersegment       7,500          --       13,413   690,000    (710,913)         --
Net income (loss)         715,446      92,495      359,229  (758,366)         --     408,804
Capital expenditures       36,424       1,048           --     11,636         --      49,108
Depreciation &
  amortization             62,435      34,944          966     12,153         --     110,498
Interest expense          139,965      42,304           --     37,528         --     219,797
Income tax expense         64,000          --        6,000      2,469         --     72,469
                                              -- 8 --

Note D - Business Segment Information (continued)

                       Treatment  Pharmaceutical  Contract  Administrative
                       Services  Study Services   Services  Services     Eliminations   Total
                       ______________________________________________________________________
For the six months
  ended December 31,
   2005
Revenues-external
  customers           $13,178,336  $2,390,093   $2,078,910  $       --  $        --  $17,647,339
Revenues-intersegment      35,650          --       44,280   1,632,000   (1,711,930)         --
Net income (loss)       1,252,376      90,472      871,062  (1,482,921)          --      730,989
Capital expenditures      457,703      26,291       85,144      58,638           --      627,776
Depreciation &
  amortization            191,791      80,810       19,247      20,148           --      311,996
Interest expense          255,850      49,503        2,429      21,774           --      329,556
Income tax expense        132,231       3,840       20,557       3,600           --      160,228
Identifiable Assets    10,380,945   5,547,443      675,378   2,472,251           --   19,076,017
Goodwill                  969,099   1,735,290           --          --           --    2,704,389

   December 31, 2004
Revenues-external
  customer             12,160,825  $2,281,142   $1,584,749  $       --  $    --      $16,026,716
Revenues - intersegment     7,500          --       24,695   1,344,000   (1,376,195)          --
Net income (loss)       1,996,092     152,752      497,746  (1,462,158)          --    1,184,432
Capital expenditures      247,816       4,943        1,042      50,161           --      303,962
Depreciation &
  amortization            104,059      69,806        1,863      33,797           --      209,525
Interest expense          233,729      44,618           --      64,505           --      342,852
Income tax expense         84,000          --       12,000       2,469           --       98,469

For the period ended
  June 30, 2005:
Identifiable Assets     9,333,260   5,596,917      669,229    2,296,242          --   17,895,648
Goodwill                  969,099   1,679,110           --          --           --    2,648,209

Note E - Increase in Intangible Assets

     During the quarter ended December 31, 2005 intangible assets increased $56,180 as a result of the issuance of warrants related to the acquisition of Pivotal. These warrants were agreed upon with our investor relations company but not issued pending receipt of additional information. These warrants were valued using the Black-Scholes pricing model.

Note F - Debt Covenants

     For the quarter ended December 31, 2005, the Company was not in compliance with its long term debt covenants primarily due to the software failure at the Harbor Oaks facility, which delayed billing and postponed collection effort while the system was being recovered. CapitalSource, the Company's lender, has provided the Company with a waiver of these covenants for the period.

Note G - Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company implemented SFAS No. 123 (R) on July 1, 2005. As a result of it's implementation, the Company expensed $15,375 and $69,837 in compensation cost in the quarters ended December 31, 2005 and September 30, 2005, respectively, based on the Black-Scholes value of the 30,000 options issued in the quarter ended December 31, 2005 and 230,000 options issued in the quarter ended September 30, 2005. Transactions involving the employee stock purchse plan are not recorded until the stock is issued as they are immaterial.

     In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, we do not believe that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.


                                    -- 9 --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act") and are subject to the Safe Harbor provisions created by the statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan", "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide behavioral health information through its web site at Wellplace.com but its primary function is technology and internet support for the Company's other subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Arizona, Michigan and Utah.

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

                                    -- 11 --

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

Results of Operations

     The following table sets forth for the periods indicated, our operating results (dollars in thousands): Selected Statements of Income Data:

                       For the three month period ended  For the six month period ended
                              December 31,                        December 31,
                         2005            2004            2005            2004
                        Amount    %    Amount     %     Amount    %     Amount    %
                       ____________________________________________________________________
Revenue                 $8,703  100.0% $8,069  100.0%  $17,647  100.0%  $16,027  100.0%
Cost and Expenses:
Patient care expenses    3,803   43.7%  3,379   41.9%    7,628   43.2%    6,810   42.5%
Contract expenses          587    6.7%    558    6.9%    1,185    6.7%    1,075    6.7%
Administrative expenses  3,287   37.8%  3,124   38.7%    6,551   37.1%    5,994   37.4%
Provision for bad debts    476    5.5%    329    4.1%    1,133    6.4%      583    3.6%
Interest expense           174    2.0%    230    2.9%      330    1.9%      343    2.1%
Other (income) expenses,
    net                   (36)  (0.4)%    (31) (0.4)%      (70) (0.4)%      (61) (0.4)%
Total Expenses           8,291   95.3%  7,589   94.1%   16,757   95.0%   14,744   92.0%
Income before provision
   for taxes               412    4.7%    480    5.9%      890    5.0%    1,283    8.0%

Provision for income taxes  65    0.7%     72     .9%      160    0.9%       99     .6%
Net income                 347    4.0%    408    5.1%      730    4.1%    1,184    7.4%

Results of Operations

     Total net revenue from operations increased 7.9% to $8,702,513 for the three months ended December 31, 2005 from $8,069,201 for the three months ended December 31, 2004 and 10.1% to $17,647,339 for the six months ended December 31, 2005 from $16,026,716 for the six months ended December 31, 2004.

     Net patient care revenue increased 8.6% to $6,465,356 for the three months ended December 31, 2005 from $5,951,326 for the three months ended December 31, 2004 and 8.4% to $13,178,336 for the six months ended December 31, 2005 from $12,160,825 for the six months ended December 31, 2004. This increase in revenue is due to a 24.7% increase in patient days primarily due to a 7.9% increase in patient days at our substance abuse facilities for the three months ended December 31, 2005 over the same period last year, the addition of the 20 new beds at our Detroit facility and the inclusion of the first 30 beds at that facility, opened in December of last year, for the whole quarter.

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

                                    -- 12 --

     Revenue from pharmaceutical studies decreased 9.3% to $1,084,084 for the three months ended December 31, 2005 from $1,194,552 for the three months ended December 31, 2004 and increased 4.9% to $2,390,093 for the six months ended December 31, 2005 from $2,281,142 for the same period last year. These changes in revenue are changes in study start dates, not a lower number of studies. This kind of fluctuation in revenue is expected in the Pharmaceutical research business. We cannot always predict a delay and may not have other acceptable studies or resources to take the place of the delayed study.

     Contract support services revenue provided by Wellplace increased 24.9% to $1,153,073 for the three months ended December 31, 2005 from $923,323 for the three months ended December 31, 2004 and increased 31.2% to $2,078,910 for the six months ended December 31, 2005 from $1,584,749 for the six months ended December 31, 2004. This increase in revenue is primarily due to the start-up of a new smoking cessation contract in October 2005.

     Patient care expenses increased by 11.0% to $3,292,393 for the three months ended December 31, 2005 from $2,967,320 for the three months ended December 31, 2004 and 9.1% to $6,554,304 for the six months ended December 31, 2005 from $6,008,302 for the six months ended December 31, 2004. The increases in expenses for the quarter is due primarily to the increase in patient days noted above with the primary increases in expenses directly related to patient census such as payroll, food, hospital supplies and lab fees. During the quarter, the Company also opened the second phase of the new inpatient program, Detroit Behavioral Institute, at the Detroit Medical Center and has experienced increased patient care revenue and expected increased patient care and administrative expenses related to the start up while the unit census is growing.

     Patient care expenses related to our pharmaceutical research division increased 24.0% to $510,834 for the three months ended December 31, 2005 from $412,144 for the three months ended December 31, 2004 and 33.9% to $1,073,988 for the six months ended December 31, 2005 from $802,107 for the six months ended December 31, 2004. This is due to the increased number of study patients receiving stipends for participation in studies

     Contract support services expenses increased 5.2% to $587,067 for the three months ended December 31, 2005 from $558,094 for the three months ended December 31, 2004 and 10.2% to $1,184,862 for the six months ended December 31, 2005 from $1,075,003 for six months ended December 31, 2004. This increase is primarily due to the increase in the Michigan call center contract and the addition of a new call center contract, which required increased staff and improved technology to adequately support the services required by the contracts. This resulted in increased payroll, rent, telephone expenses and increased depreciation on new equipment and the build-out of the new space.

     Provision for doubtful accounts increased 44.8% to $475,768 for the three months ended December 31, 2005 from $328,638 for the three months ended December 31, 2004 and 94.4% to $1,132,655 for the six months ended December 31, 2005 from $582,747 for the six months ended December 31, 2004. The increase in the provision for doubtful accounts is attributable to the accounts receivable software failure at Harbor Oaks, which is our largest in-patient facility. The software conversion, required by this software crash, slowed the billing process and diverted staff attention from collections while we reentered the receivables into the new software. Since the Company's policy is to maintain reserves based on the age of its receivables, this delay in the billing and collection process increased the amount and age of the Company's receivables thereby, increasing the reserves required by formula and the provision for doubtful accounts. The system is now operating and we expect the reserve requirement will decrease in future quarters as collection activity has now returned to normal.

     Administrative expenses increased 13.7% to $2,749,100 for the quarter ended December 31, 2005 from $2,418,501 for the quarter ended December 31, 2004 and 17.0% to $5,378,776 for the six months ended December 31, 2005 from $4,598,162 for the six months ended December 31, 2004. These changes are a result of the increased administrative payroll and employee benefits partially related to the set up and opening of Detroit Behavioral Institute. Administrative payroll increased 2.7% and employee benefits increased 54.62% for the quarter ended December 31, 2005 and 10.6% and 48.5%, respectively for the six months ended December 31, 2005. Fees and licenses increased 681.81% or $47,522 for the quarter and 770.9% or $122,179 for the six months ended December 31, 2005, due to fees related to the JACAHO accreditation at Harbor Oaks and Highland Ridge and a the Quality Assurance fee assessed in Michigan. Consultant fees increased 103.5% and 161.6% for the quarter and six months ended December 31, 2005, respectively. The majority of the increase relates to an accounts receivable software failure at Harbor Oaks. The system is now operating but the Company continues to pursue a more stable platform for maintaining its receivables records. Insurance expense increased approximately 6.0% for the quarter ended December 31, 2005 and 12.8% for the six months ended December 31, 2005. Utilities increased approximately 56.8% for the quarter ended December 31, 2005 and 32.5% for the six months ended December 31, 2005.

     Administrative expenses related to the research division decreased 23.6% to $538,291 for the three months ended December 31, 2005 from $704,609 for the three months ended December 31, 2004 and 16.0% to 1,172,290 for the six months ended December 31, 2005 from $1,395,665 for the six months ended December 31, 2004. This decrease is primarily due to the reduction in salaries expenses related to the elimination of the Nevada location and the reduction in the accrued bonuses.

                                    -- 13 --

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy. During the current quarter, the previously mentioned receivables software and hardware failure at our largest facility resulted in a delay of billing and collections while the systems were restored. Largely as a result of this delay and increased revenue, the Company's gross accounts receivable from patient care have increased 19.4% over the past six months with equivalent increases in aging.

     Interest income decreased 12.0% to $15,397 for the three months ended December 31, 2005 from $17,492 for the three months ended December 31, 2004 and increased 10.8% to 38,261 for the six months ended December 31, 2005 from $34,531 for the six months ended December 31, 2004. This decrease is a result of increased collections at the time of admission leaving fewer accounts on payment plans and lower interest income. Although patients requiring credit to pay for services have always signed an agreement to pay finance charges, in an effort to encourage payment at the time of service, the Company recently implemented the policy to charge interest on patient accounts to discourage long term credit for services.

     Other income increased 55.4% to $21,263 for the three months ended December 31, 2005 from $13,683 for the three months ended December 31, 2004 and 21.0% to $32,048 for the six months ended December 31, 2005 from $26,492 for the six months ended December 31, 2004. This change is due to a reduced number of requests for medical records which makes up the majority of other income.

     Interest expense decreased 24.1% to $174,338 for the three months ended December 31, 2005 from $229,797 for the three months ended December 31, 2004 and 3.9% to $329,556 for the six months ended December 31, 2005 from $342,852 for the same period last year. This decrease is primarily due to the booking of the interest on Note A of the Pivotal acquisition during the quarter ended December 31, 2004. The Note was contingent on the profitable operations of Pivotal from the acquisition through December 31, 2004; therefore, the Note was not recorded and no interest was accrued until the certainty of profitability could be determined. Acquisition earnings for the year ended December 31, 2005 resulted in a negative adjustment of approximately $320,000, which was recorded on January 31, 2006 as required by the Note.

     The Company's provision for income taxes of $160,228 for the six month period ended December 31, 2005 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the quarter represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to the volatility of the healthcare industry.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities was $873,743 for the six months ended December 31, 2005 compared to $136,589 used in operations for the same period last year. Cash flow from operations in the six months ended December 31, 2005 consists of net income of $730,989 plus depreciation and amortization of $331,319, non cash interest expense of $27,864, non cash stock based compensation of $90,872 and a $949,650 increase in accounts payable, offset by a $23,670 increase in deferred tax asset, a $299,358 increase in accounts receivable, $349,165 increase in prepaid expenses, $28,685 increase in other assets and a $556,073 decrease in accrued expenses and other liabilities.

     Cash used in investing activities in the six months ended December 31, 2005 consisted of $627,776 in capital expenditures compared to $303,962 in capital expenditures and $62,258 in business acquisitions in the same period last year.

     Cash used in financing activities in the six months ended December 31, 2005 primarily consisted of $151,474 in net debt repayment and $36,613 used to purchase treasury stock, offset by $53,100 from the issuance of common stock.

                                    -- 14 --

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of December 31, 2005, accounts receivable from patient care, net of allowance for doubtful accounts, increased 6.2% to $6,723,756 on December 31, 2005 from $6,330,381 on June 30, 2005. This increase is primarily due to the previously mentioned system failure at our largest facility, which delayed billing and collections for several months. New systems are in place at this time and we expect increased collections on the recent billings to reduce the allowance considerably in future months. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem. Over the years, we have increased staff, standardized of some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. Our collectors also focus on collecting required patient co-payments at the time of admission. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2005 are as follows:

Year Ending              Term         Capital     Operating
December 31, 2005        Notes        Leases       Leases          Total
___________________________________________________________________________

2006                    $843,409     $46,313     $1,408,839     $2,298,561
2007                     732,188      41,490      1,117,397      1,891,075
2008                     362,276      13,813      1,045,559      1,421,648
2009                      67,206          --        971,716      1,038,922
2010                     212,801          --        103,636        316,437
Thereafter               131,096          --             --        131,096
                       _________     ________     _________     __________
Total minimum
  payments            $2,348,976    $101,616      4,647,147     $7,097,739
                      ==========    =========     =========     ==========

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of December 31, 2005. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $929,604 which represents the earn out for the Pivotal acquisition through December 31, 2004 net of payments made through December 31, 2005. No payment is due on the $500,000 note as earn-out requirements have not been attained. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $164,647 is included in the schedule above.

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

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table at its December 31, 2005 balance of $957,500.

                                    -- 15 --

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of December 31, 2005 was $2,523,035. For additional information regarding this transaction, see the Company's report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

     On the term loan and the revolving credit note, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $8,700.

     For the quarter ended December 31, 2005, the Company was not in compliance with financial covenants of this agreement primarily due to the software failure at the Harbor Oaks facility, which delayed billing and postponed collection effort while the system was being recovered. CapitalSource, the Company's lender, has provided the Company with a waiver of these covenants for the period.

     The Company has operated ongoing operations profitably for twenty consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project, if the current positive business environment towards behavioral health treatment and new business opportunities continue, we are confident that we will see continued improved results.

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

                                    -- 16 --

Change in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    -- 17 --

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 20, 2005. In regards to the election of class B directors, with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed on the proxy statement.

     Because sufficient proxies related to class A shares were not received to hold the vote on the election of the class A directors and the approval of the new employee stock plan to replace the plan which expired in October 2005 and the increase in the annual grant of options to board members, the meeting was adjourned and re-convened on January 31, 2006 at which time the nominated class A directors were elected, the 2005 Employee Stock Purchase Plan and the change in the 2005 Non-Employee Director Stock Option Plan (the "Plan") were approved. Under the new Employee Stock Purchase Plan 500,000 shares of Class A Common Stock are available for issuance to eligible employees.

Item 6.  Exhibits

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

                                    -- 18 --

                                         PHC, Inc.
                                                 Registrant


Date: February 14, 2006                          /s/  Bruce A. Shear
                                                      Bruce A. Shear
                                                      President
                                                      Chief Executive Officer




Date: February 14, 2006                          /s/  Paula C. Wurts
                                                      Paula C. Wurts
                                                      Controller
                                                      Treasurer


                                    -- 19 --