Form 10-Q
period 2006-03-31
PHC INC /MA/
filed 2006-05-22
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006.

| |  TRANSITION  REPORT  PURSUANT   TO SECTION 13  OR 15  (d) OF THE  SECURITIES
     EXCHANGE  ACT OF 1934  For  the  transition  period  from  ____________  to
     ___________

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

 Large accelerated filer _____ Accelerated filer ______ Non accelerated filer X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              Yes  ____    No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity, as of May 4, 2006:

         Class A Common Stock       17,674,666
         Class B Common Stock          776,962


                                    -- 1 --

                                    PHC, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

        Condensed Consolidated Balance Sheets - March 31, 2006 (unaudited) and June 30, 2005.

        Condensed Consolidated Statements of Operations (unaudited) - Three and nine months ended March 31, 2006 and March 31, 2005.

        Condensed Consolidated Statements of Cash Flows (unaudited)- Nine months months ended March 31, 2006 and March 31, 2005.

        Notes to Condensed Consolidated Financial Statements - March 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Item 4. Controls and Procedures


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits

         Signatures


                                    -- 2 --

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     March 31,       June 30,
                           ASSETS                      2006            2005
                                                    ___________     ___________
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                         $  957,437    $   917,630
   Accounts receivable, net of allowance
    for doubtful accounts of $3,117,247
    at March 31,2006 and $1,956,984 at
    June 30, 2005                                     6,601,905      6,265,381
   Pharmaceutical receivables                         1,977,983      1,414,340
   Prepaid expenses                                     521,297        146,988
   Other receivables and advances                       612,196        638,654
   Deferred income tax asset                          1,415,344      1,375,800
                                                    ___________     ___________
       Total current assets                          12,086,162     10,758,793
   Accounts receivable, non-current                      45,000         65,000
   Other receivable                                      97,350         84,422
   Property and equipment, net                        1,865,042      1,516,114
   Deferred financing costs, net of
     amortization of $110,910 at March 31,
     2006 and $76,234 June 30, 2005                     126,262        145,938
   Customer relationships, net of
     amortization of $230,000 at March 31,
     2006 and $140,000 at June 30, 2005               2,170,000      2,260,000
   Goodwill                                           2,704,389      2,648,209
   Other assets                                         506,139        417,172
                                                    ___________     ___________
       Total assets                                 $19,600,344    $17,895,648
                                                    ===========    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $1,618,948     $   907,569
   Current maturities of long-term debt                881,832         769,599
   Revolving credit note                             2,040,605       2,385,629
   Deferred revenue                                    225,290          85,061
   Current portion of obligations under
    capital leases                                      59,265          29,777
   Accrued payroll, payroll taxes and benefits       1,414,659       1,411,653
   Accrued expenses and other liabilities              763,093       1,063,189
                                                    ___________     ___________
       Total current liabilities                     7,003,692       6,652,477
   Long-term debt                                    1,281,275       1,900,022
   Obligations under capital leases                     75,446          12,210
   Deferred tax liability                              244,874         229,000
                                                    ___________     ___________
       Total liabilities                             8,605,287       8,793,709
                                                    ___________     ___________
Stockholders' equity:
   Preferred Stock, 1,000,000 shares
    authorized, none issued or outstanding                  --              --
   Class A common stock, $.01 par value,
     30,000,000 shares authorized,
     17,617,764 and 17,490,818 shares
     issued at March 31, 2006 and June
     30, 2005, respectively                            176,178         174,908
   Class B common stock, $.01 par value,
     2,000,000 shares authorized,
     776,962  and 776,991 issued and
     outstanding at March 31, 2006 and
     June 30, 2005, respectively, each
     convertible into one share of Class
     A common Stock                                      7,769           7,770
   Additional paid-in capital                       23,623,983      23,377,059
   Treasury stock, 199,098 shares and 181,738
    shares of Class A common stock at March 31,
    2006 and June 30, 2005 respectively, at cost      (191,700)       (155,087)
Accumulated deficit                                (12,621,173)    (14,302,711)
                                                    ___________     ___________
Total stockholders' equity                          10,995,057       9,101,939

Total liabilities and stockholders' equity         $19,600,344     $17,895,648
                                                   ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                                    -- 3 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended         Nine Months Ended
                                        March 31,                  March 31,
                                    2006          2005         2006          2005
                                  ________________________________________________
Revenues:
     Patient care, net            $7,292,804   $6,734,949   $20,471,140   $18,895,774
     Pharmaceutical studies        1,523,277    1,103,205     3,913,370     3,384,347
     Contract support services     1,137,878      925,528     3,216,788     2,510,277
                                  ___________  ___________  ___________   ___________
        Total revenues             9,953,959    8,763,682    27,601,298    24,790,398
                                  ___________  ___________  ___________   ___________
Operating expenses:
     Patient care expenses         3,787,166    3,533,279    10,341,470     9,541,581
     Patient care expenses,
      pharmaceutical                 552,477      444,999     1,626,465     1,247,106
     Cost of contract support
      services                       713,438      520,475     1,898,300     1,595,478
     Provision for doubtful
      accounts                       334,248      217,756     1,466,903       800,503
     Administrative expenses       2,815,164    2,410,474     8,193,940     7,008,636
     Administrative expenses,
      pharmaceutical                 638,486      653,827     1,810,776     2,049,492
                                  ___________  ___________  ___________   ___________

        Total operating expenses   8,840,979    7,780,810    25,337,854    22,242,796
                                  ___________  ___________  ___________   ___________

Income from operations             1,112,980      982,872     2,263,444     2,547,602
                                  ___________  ___________  ___________   ___________

     Other income (expense):
      Interest income                 11,281       15,004        49,542        49,535
      Other income                    25,309       31,568        57,357        58,060
      Interest expense              (153,594)    (148,988)     (483,150)     (491,840)
                                  ___________  ___________  ___________   ___________
        Total other expenses,
          net                       (117,004)    (102,416)     (376,251)     (384,245)
                                  ___________  ___________  ___________   ___________

Income before provision for taxes    995,976      880,456     1,887,193     2,163,357
Provision for income taxes            45,427           --       205,655        98,469
                                  ___________  ___________  ___________   ___________

Net income                        $  950,549   $  880,456   $ 1,681,538   $2,064,888
                                  ===========  ===========  ===========   ===========
Basic net income per common
  share                           $     0.05   $     0.05   $      0.09   $     0.12
                                  ===========  ===========  ===========   ===========
Basic weighted average number of
  shares outstanding              18,187,750   17,648,412    18,145,789   17,474,155
                                  ===========  ===========  ===========   ===========
Fully diluted net income per
  common share                    $     0.05   $     0.05   $     0.09    $      0.11
                                  ===========  ===========  ===========   ===========
Fully diluted weighted average
  number of shares outstanding    19,212,589   18,690,012   19,242,777     18,234,480
                                  ===========  ===========  ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 4 --

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     For the Nine Months Ended
                                                              March 31
                                                        2006           2005
                                                     ___________    ____________
Cash flows from operating activities:
  Net income                                         $1,681,538     $2,064,888
  Adjustments to reconcile net income to net
    cash provided by (used in)operating
    activities:
      Depreciation and amortization                     543,991        324,397
      Non-cash interest expense                          41,796         41,796
      Deferred income tax provision                     (23,670)            --
      Non-cash stock-based compensation                 118,286         78,656
  Changes in:
       Accounts receivable                             (866,637)    (2,313,451)
       Prepaid expenses and other current assets       (374,309)      (133,921)
       Other assets                                    (103,277)      (144,057)
       Accounts payable                                 711,379         52,777
       Accrued expenses and other liabilities          (156,861)       199,942
                                                     ___________   ____________
Net cash provided by operating activities             1,572,236        171,027
                                                     ___________    ____________
Cash flows from investing activities:
      Acquisition of property and equipment            (753,933)      (359,407)
      Costs related to business acquisition                  --        (62,258)
                                                     ___________   ____________

Net cash used in investing activities                  (753,933)      (421,665)
                                                     ___________   ____________

Cash flows from financing activities:
     Revolving debt, net                               (345,024)       806,709
     Proceeds from borrowings on long-term debt           7,309      1,406,201
     Principal payments on long-term debt              (462,895)    (1,986,847)
     Deferred financing costs                           (15,000)      (164,348)
     Costs related to issuance of capital stock              --        (30,000)
     Issuance of common stock                            73,727        190,854
     Purchase of treasury stock                         (36,613)       (13,880)
                                                     ___________   ____________

Net cash (used in) provided by financing
  activities                                           (778,496)       208,689
                                                     ___________   ____________

Net increase (decrease) in cash and cash
  equivalents                                            39,807        (41,949)
Beginning cash and cash equivalents                     917,630        594,823
                                                     ___________   ____________

Ending cash and cash equivalents                     $  957,437     $  552,874
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                        $  483,150     $  485,659
     Income taxes                                       253,109        118,550

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Pivotal Acquisition Note A earn out
  consideration recorded                             $       --     $1,169,832
Issuance of common stock in cashless
  exercise of warrants                                   24,242         14,250
Issuance of common stock in cashless
  exercise of options                                    18,577            --
Value of warrants issued in connection
  with the Pivotal acquisition                           51,860            --

            See Notes to Condensed Consolidated Financial Statements.

                                    -- 5 --

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006

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

     Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads, a smoking cessation contract with a major defense contractor and a call center contract with Wayne County Michigan. The call centers both operate under the name Wellplace; and

     Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The accompanying financial statements should be read in conjunction with the June 30, 2005 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on September 28, 2005.

     The Company bills for its behavioral healthcare services at its inpatient and outpatient facilities using different software platforms for each type of service; however, in all cases the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals. This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals which are estimated at the time of admission based on information received from the individual. Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

     The Company's policy is to collect estimated co-payments and deductibles at the time of admission. Payments are made by way of cash, check or credit card. If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company's policy is to allow payment to be made in three installments one third due upon admission, one third due upon discharge and the balance due 30 days after discharge. At times the patient is not physically or mentally stable enough to comprehend or agree to any financial


                                    -- 6 --
arrangement. In this case the Company will make arrangements with the patient once his or her condition is stabilized. At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined. Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

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

     The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 92 days for the nine months ended March 31, 2006 and 90 days the fiscal year ended June 30, 2005. The table below shows the DSO by segment for the same periods.

              Period          Treatment       Pharmaceutical         Contract
                End            Services          Services            Services

             03/31/2006           87               139                  46
             06/30/2005           89               114                  62

     This increase in the Pharmaceutical Services DSO's is related to the high DSO's normally associated with research receivables coupled with the recent start up of a large research contract. Contract Services DSO's fluctuate dramatically by the delay in payment of a few days for any of our large contracts. There was such a delay in payments for the Michigan call center at the end of fiscal 2005, artificially inflating the DSO's for the period.

Note C- Stock Based Compensation

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

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Under the plan a maximum of 350,000 shares may be issued. Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

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

                                    -- 7 --

     Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company's stock compensation is accounted for as an equity instrument and there have been no liability awards granted. Any income tax benefit related to stock compensation will be shown under the financing section of the Cash Flow Statement. Based on experience the Company has not adjusted the compensation expense for estimated forfeitures. Any forfeitures in the future will be recognized when they occur.

     At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there is no unrecognized expense of these options and the expense recorded in the nine months ended March 31, 2005 is for options issued and vested during that period. The unrecognized expense of awards not yet vested will be recognized in net income in the periods in which they vest. Under the provisions of SFAS 123R, the Company recorded $27,413 of stock-based compensation on its consolidated condensed statement of operations for the three months ended March 31, 2006 and $112,625 for the nine months ended March 31, 2006, which is included in administrative expenses as follows:

                                  Three Months Ended       Nine Months Ended
                                    March 31, 2006           March 31, 2006

        Directors fees                  $21,000                 $ 21,000
        Employee compensation             6,413                   91,625
                                       _________                ________

           Total                        $27,413                 $112,625
                                       =========                ========

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

                                         Three Months Ended   Nine Months Ended
                                            March 31, 2005      March 31, 2005

    Net income, as reported                   $ 880,456           $2,064,888

    Less: Stock-based compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                         (23,200)            (105,850)
    Less: Stock-based compensation expense
    determined under fair value based method
    for all awards, net of related tax
    effects                                   $ 857,256           $1,959,038
                                              =========           ==========

    Net income per share:
      Basic - as reported                     $    0.05           $    0.12
                                              =========           ==========
      Basic - pro forma                       $    0.05           $    0.11
                                              =========           ==========
      Diluted - as reported                   $    0.05           $    0.11
                                              =========           ==========
      Diluted - pro forma                     $    0.05           $    0.11
                                              =========           ==========

                                    -- 8 --

     The Company had the following activity in its stock option plans for the nine months ended March 31, 2006:


                                   Number    Weighted-Average    Intrinsic Value
                                     of       Exercise Price           at
                                  Shares        Per Share        March 31, 2006
                                 __________  ________________    ______________

      Balance - June 30, 2005     1,138,250        $0.85
      Granted                       345,000        $2.44
      Exercised                     (47,250)       $0.83
      Expired                       (30,000)       $1.73
                                 __________  ________________    ______________
      Balance - March 31, 2006    1,406,000        $1.22          $ 1,518,480
                                 ==========

     The total intrinsic value of options exercised during the nine-months ended March 31, 2006 was $79,967.

     The following summarizes the activity of the Company's stock options that have not vested for the nine months ended March 31, 2006.


                                           Number            Weighted-
                                             of               Average
                                           Shares            Fair Value
                                        __________           __________

      Nonvested at July 1, 2005                  0              $0.00
      Granted                              258,750              $1.19
      Expired                                    0              $0.00
      Vested                                     0              $0.00
                                          _________
      Nonvested at March 31, 2006          258,750              $1.19
                                          =========

     The compensation cost related to the fair value of these shares of $308,000.00 will be recognized when these options vest.

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the three months and nine months ended March 31, 2006 was $1.29 and $1.19, respectively using the following:


                          Three           Three        Nine          Nine
                          Months          Months       Months        Months
                          Ended           Ended        Ended         Ended
                          March 31,       March 31,    March 31,     March 31,
                          2006            2005         2006          2005
                          _________       _________    _________     _________
   Average risk-free
     interest rate           4.50%        4.00%         4.44%         4.44%
   Expected dividend yield   None         None          None          None
   Expected life             8.52 years   8.64 years    5.87 years    5.69 years
   Expected volatility       50.0%        47.0%         47.8%         50.7%


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

                                    -- 9 --

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

                              Treatment  Pharmaceutical  Contract  Administrative
                              Services   Study Services  Services    Services     Eliminations    Total
                              __________________________________________________________________________
For the three months ended:
       March 31, 2006
Revenues - external
  customers                   $7,292,804  $1,523,277  $1,137,878    $     --     $        --    $ 9,953,959
Revenues - intersegment           16,600          --      22,615      816,000       (855,215)            --
Net income (loss)              1,129,901     317,240     416,891     (913,483)            --        950,549
Capital Expenditures              52,939      14,738      53,474        5,006             --        126,157
Depreciation & Amortization      121,764      42,738      19,304       13,513             --        197,319
Interest Expense                 123,801      15,074       1,246       13,473             --        153,594
Income tax expense                39,000          --       6,303          124             --         45,427

   March 31, 2005
Revenues - external
  customers                  $ 6,734,949  $1,103,205  $  925,528    $      --    $        --    $ 8,763,682
Revenues - intersegment            5,940          --      15,437      690,000       (711,377)            --
Net income (loss)              1,186,896      59,042     399,053     (764,535)            --        880,456
Capital Expenditures              46,065       5,194         794           --             --         52,053
Depreciation & Amortization       65,098      35,979         966       12,829             --        114,872
Interest Expense                 115,830       2,337          --       30,821             --        148,988
Income tax expense                (7,600)         --       6,000        1,600             --             --

For the nine months ended:
    March 31, 2006
Revenues - external
  customers                  $20,471,140  $3,913,370  $3,216,788    $      --    $        --    $27,601,298
Revenues - intersegment           34,250          --      66,895    2,448,000     (2,549,145)            --
Net income (loss)              2,382,277     407,712   1,287,953   (2,396,404)            --      1,681,538

Capital Expenditures             510,642      41,029     138,618       63,644             --        753,933
Depreciation & Amortization      313,555     123,548      38,551       68,337             --        543,991
Interest Expense                 379,651      64,577       3,675       35,247             --        483,150
Income tax expense               171,231       3,840      26,860        3,724             --        205,655
Identifiable Assets           10,247,509   6,165,910     734,846    2,452,079             --     19,600,344
Goodwill                         969,099   1,735,290          --           --             --      2,704,389


                                    -- 10 --

Note D - Business Segment Information (continued):

                              Treatment  Pharmaceutical  Contract  Administrative
                              Services   Study Services  Services    Services     Eliminations   Total
                              __________________________________________________________________________
   March 31, 2005
Revenues - external
  customers                  $18,895,774  $3,384,347  $2,510,277   $       --    $       --     $24,790,398
Revenues - intersegment            5,940          --      40,132    2,034,000    (2,080,072)             --
Net income (loss)              3,182,988     211,794     896,799   (2,226,693)           --       2,064,888
Capital Expenditures             293,881      10,137       1,836       50,161            --         356,015
Depreciation & Amortization      169,157     105,785       2,829       46,626            --         324,397
Interest Expense                 349,559      46,955          --       85,326            --         481,840
Income tax expense                76,400          --      18,000        4,069            --          98,469

For the period ended
  June 30, 2005:
Identifiable assets            9,333,260   5,596,917     669,229    2,296,242            --      17,895,648
Goodwill                         969,099   1,679,110          --           --            --       2,648,209

Note E - Debt covenants

     For the quarter ended March 31, 2006, the Company was not in compliance with one of its long term debt covenants related to the Harbor Oaks operations. The Company continues to make progress in recovering from the software failure at this facility, which delayed billing and postponed collection effort while the system was being recovered and the water damage at the facility which slowed admissions and reduced revenue. CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period.

Note G - Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company implemented SFAS No. 123 (R) on July 1, 2005. As a result of its implementation, the Company expensed $27,413, $15,375 and $69,837 in compensation cost in the quarters ended March 31, 2006, December 31, 2005 and September 30, 2005, respectively, based on the Black-Scholes value of the 85,000 options issued in the quarter ended March 31, 2006, 30,000 options issued in the quarter ended December 31, 2005 and 230,000 options issued in the quarter ended September 30, 2005. Transactions involving the employee stock purchase plan are not recorded until the stock is issued as they are immaterial.

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

 Note H - Subsequent Events

     On April 20, 2006, in conjunction with the agreement the Company entered into with Medical Information Technologies, Inc., ("Meditech"), as previously disclosed, the Company signed a Master Lease Agreement with Bank of America to finance the acquisition of the software and the required hardware which will provide the Company with enhanced billing, collection and clinical reporting capabilities.

                                    -- 11 --

     The agreement provides separate components for hardware and software:

     * Under the first component Bank of America has agreed to purchase hardware that is necessary for the Company to use the Meditech software. This hardware is expected to be delivered in August 2006. The Company has agreed to lease the hardware from Bank of America with 36 payments beginning in July 2006. Scheduled lease payments on the hardware are $6,065.11 with the final payment made in advance upon the signing of the lease. The lease includes an option for the Company to purchase the hardware at fair market value at the lease termination. Based on required disbursements by Bank of America in the amount of $200,000 to purchase the hardware, and the expected fair market value at lease termination, the lease payments over the term are equivalent to financing the purchase of the hardware at an annual interest rate of 6.13%.

     * Under the second component Bank of America has agreed to disburse $462,431 to Meditech to purchase software that the Company would otherwise be obligated to purchase under its agreement with Meditech. The schedule of Bank of America's purchase is based on the software delivery and implementation plan included in the Meditech agreement with the Company. The Company has entered into a capital lease with Bank of America to lease the software for a total of 60 payments beginning in October 2006. Scheduled payments under the lease begin with four payments of $3,000 followed by 56 payments of $9,868.71 with the final payment made in advance upon the signing of the lease. The Company has an option to purchase the software for one dollar at lease termination. The lease payments over the term are equivalent to financing the purchase of the software at an annual interest rate of 8.03%.


     The Company expects full implementation of the software at its treatment facilities by March 2007.


                                    -- 12 --

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

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide behavioral health information through its web site at Wellplace.com but its primary function is technology and internet support for the Company's other subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. Contract Support services are provided by the Company through two call centers located in Utah and Michigan. Services provided include employee assistance programs for major railroads, smoking cessation services, credentialing services for professionals and mental health registration and reference services for the residents of Wayne County, Michigan. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Arizona, Michigan and Utah.

     The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. The extent of any future regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act). If passed, this legislation will improve access to and reimbursement for the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services. As part of the Government Medicare Program's newly implemented prospective payment system, reimbursement rates for behavioral health care have increased. When fully implemented, this increase should have a positive impact on performance at the Company's one Medicare facility, Harbor Oaks Hospital. The Company is exploring the possibility of becoming a Medicare provider at its other in-patient facilities.

Critical Accounting Policies

     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves, income tax valuation allowances, and the impairment of goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the


                                    -- 13 --
results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. When amounts are due as a result of cost report settlements, they are recorded and listed separately on the consolidated balance sheets as "Other receivables, third party". The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

     All revenues from treatment services reported by the Company are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made to either increase or decrease revenue in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Based on amounts recorded as adjustment to reserves for the period listed and the company's current DSO's for the treatment segment of 87 days, the Company estimates adjustments to revenue recorded in the periods presented for services provided and revenues booked in prior periods at:

                  $372,000   Fiscal year ended June 30, 2005
                  $486,000   For the nine months ended March 31, 2006

     The increase for the current nine months over last year is primarily attributable to the new rates under the Medicare prospective payment system mentioned above, which provided higher reimbursement than the revenues booked.

     Revenues for the current year are also increased by cost report settlements for prior years. No cost report settlement was received in the fiscal year ended June 30, 2005; however, a Medicare cost report settlement of $158,100 was recorded during the period ended March 31, 2006.

     Presented below is a breakdown of net revenue by payor for the periods presented.

                       Net Revenue by Payor (in thousands)

              For the three          For the nine          For the fiscal
              months ended           months ended            year ended
                             03/31/2006                     06/30/2005
                  Amount    Percent    Amount    Percent     Amount    Percent
                  ______     ____      _______     ____      _______     ____

 Private Pay      $  326       5       $   922       5       $ 1,212       5
 Commercial        4,569      64        13,044      64        17,608      67
 Medicare            227       3           671       3           999       4
 Medicaid          2,013      28         5,676      28         6,268      24
                  ______     ____      _______     ____      _______     ____
 Net Revenue    * $7,135             * $20,313               $26,087
                  ======               =======               ========

     * excludes Medicare cost report settlement revenue of $158,100

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

                                    -- 14 --

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

Allowance for doubtful accounts:

     The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance. These percentages vary by facility based on each facility's experience in and expectations for collecting older receivables. The Company compares this required reserve amount to the current "allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance. The following is a breakdown of receivables by payor net of all allowances for the periods presented.

    Accounts Receivable Aging (Net of allowance for bad debts - in thousands)

For the Nine Months Ended  March 31, 2006
__________________________________________

                      Over   Over   Over  Over     Over    Over  Over
Payor       Current    30     60      90   120      150     270   360    Total
_______________________________________________________________________________
Private
  Pay       $  143   $ 115   $121   $ 67   $ 67   $  473   $ 74   $ 30  $ 1,090
Commercial   1,609     721    422    226    175      680     47    120    4,000
Medicare        68      26     15     17     31       54     --     --      211
Medicaid       696      87     81     81     62      339     --     --    1,346
            ______   _____   ____   ____   ____   ______   ____   ____   ______
   Total    $2,516   $ 949   $639   $391   $335   $1,546   $121   $150   $6,647

Fiscal Year Ended June 30, 2005

                      Over   Over   Over  Over     Over    Over  Over
Payor       Current    30     60      90   120      150     270   360    Total
_______________________________________________________________________________

Private
  Pay       $  247   $  139  $ 98   $ 64   $ 75   $154     $127   $ 32  $  936
Commercial   1,708      645   389    239    216    379      208     26   3,810
Medicare       121       16     7     --     --      1       --     --     145
Medicaid       556      277    94     74     96    342       --     --   1,439
            ______   _____   ____   ____   ____   ______   ____   ____   ______
   Total   $2,632    $1,077  $588   $377   $387   $876     $335   $ 58  $6,330

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

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers. Such valuations require the Company to provide significant estimates and assumptions, which are derived from


                                    -- 15 --
information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment. The Company uses an outside valuation expert to assess the value of intangibles annually and will continue to do so unless circumstances require an earlier evaluation.

     The Company currently amortizes goodwill allocated to customer relationships acquired in the acquisition of Pivotal using the straight line method. Since there is no true "consumption" of the relationship that can be defined, the Company believes the straight line method of amortization best reflects the use of the intangible asset.

     Results of  Operations

The following table sets forth for the periods indicated, our operating results (dollars in thousands):

Selected Statements of Income Data:

                        For the three months ended        For the nine months ended
                                   March 31,                       March 31,
                             2006             2005              2006               2005
                         Amount    %      Amount     %     Amount      %     Amount      %
                        ____________________________________________________________________

Revenue                 $ 9,954   100.0   $8,764   100.0   $27,601   100.0   $24,790   100.0
Cost and Expenses:
Patient care expenses     4,340    43.6    3,978    45.4    11,968    43.4    10,789    43.6
Contract expenses           713     7.2      521     5.9     1,898     6.9     1,595     6.4
Administrative expenses   3,454    34.7    3,064    35.0    10,005    36.3     9,058    36.5
Provision for bad debts     334     3.4      218     2.5     1,467     5.3       801     3.2
Interest expense            154     1.5      149     1.7       483     1.7       492     2.0
Other (income) expenses,
    net                     (37)   (0.4)     (46)   (0.5)     (107)   (0.4)     (108)   (0.4)
Total Expenses            8,958    90.0    7,884    90.0    25,714    93.2    22,627    91.3
Income before provision
  for taxes                 996    10.0      880    10.0     1,887     6.8     2,163     8.7

Provision for income
  taxes                      45     0.5       --     0.0       205     0.7        98     0.4
Net income                  951     9.5      880    10.0     1,682     6.1     2,065     8.3

Results of Operations

     Total net revenue from operations increased 13.6% to $9,953,959 for the three months ended March 31, 2006 from $8,763,682 for the three months ended March 31, 2005 and 11.3% to $27,601,298 for the nine months ended March 31, 2006 from $24,790,398 for the nine months ended March 31, 2005.

     Net patient care revenue increased 8.3% to $7,292,804 for the three months ended March 31, 2006 from $6,734,949 for the three months ended March 31, 2005 and 8.3% to $20,471,140 for the nine months ended March 31, 2006 from $18,895,774 for the nine months ended March 31, 2005. This increase in revenue is due to a 14.5% increase in patient days, primarily due to a 4.0% increase in patient days at our substance abuse facilities for the three months ended March 31, 2006 over the same period last year and the addition of the 20 new beds at our Detroit facility.

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

                                    -- 16 --

     Revenue from pharmaceutical studies increased 38.1% to $1,523,277 for the three months ended March 31, 2006 from $1,103,205 for the three months ended March 31, 2005 and increased 15.6% to $3,913,370 for the nine months ended March 31, 2006 from $3,384,347 for the same period last year. This increase in revenue is due primarily to a large research contract signed and started in this quarter. This kind of fluctuation in revenue is expected in the pharmaceutical research business. We cannot always predict study starts or delays but attempt to keep an adequate backlog of studies and resources to affect a more stable revenue flow from research.

     Contract support services revenue provided by Wellplace increased 22.9% to $1,137,878 for the three months ended March 31, 2006 from $925,528 for the three months ended March 31, 2005 and increased 28.1% to $3,216,788 for the nine months ended March 31, 2006 from $2,510,277 for the nine months ended March 31, 2005. This increase in revenue is primarily due to the start-up of a new smoking cessation contract in October 2005.

     Patient care expenses increased by 7.2% to $3,787,166 for the three months ended March 31, 2006 from $3,533,279 for the three months ended March 31, 2005 and 8.4% to $10,341,470 for the nine months ended March 31, 2006 from $9,541,581 for the nine months ended March 31, 2005. The increases in expenses for the quarter is due primarily to the increase in patient days noted above with the primary increases in expenses directly related to patient census such as payroll, food, hospital supplies and lab fees. During the second quarter of fiscal 2006, the Company also opened the second phase of the new inpatient program, Detroit Behavioral Institute, at the Detroit Medical Center and has experienced increased patient care revenue and expected increased patient care and administrative expenses related to the start up and new operations.

     Patient care expenses related to our pharmaceutical research division increased 24.1% to $552,477 for the three months ended March 31, 2006 from $444,999 for the three months ended March 31, 2005 and 30.4% to $1,626,465 for the nine months ended March 31, 2006 from $1,247,106 for the nine months ended March 31, 2005. This is due to the increased number of patient vists, with increases in payroll, medical consultants and patient stipends related to increased visits.

     Contract support services expenses increased 37.1% to $713,438 for the three months ended March 31, 2006 from $520,475 for the three months ended March 31, 2005 and 19.0% to $1,898,300 for the nine months ended March 31, 2006 from $1,595,478 for the nine months ended March 31, 2005. This increase is primarily due to the addition of a new call center contract, which required increased staff and improved technology to adequately support the services required by the contracts. This resulted in increased payroll, rent, telephone expenses and increased depreciation on new equipment and the build-out of the new space.

     Provision for doubtful accounts increased 53.5% to $334,248 for the three months ended March 31, 2006 from $217,756 for the three months ended March 31, 2005 and 83.3% to $1,466,903 for the nine months ended March 31, 2006 from $800,503 for the nine months ended March 31, 2005. The increase in the provision for doubtful accounts is attributable to the accounts receivable software failure at Harbor Oaks, which is our largest in-patient facility. The software conversion, required by this software crash, slowed the billing process and diverted staff attention from collections while we reentered the receivables into the new software. Since the Company's policy is to maintain reserves based on the age of its receivables, this delay in the billing and collection process increased the amount and age of the Company's receivables thereby increasing the reserves required by formula and the provision for doubtful accounts. The system is now operating and we expect the reserve requirement will decrease in future quarters as collection activity has now returned to normal. The percentage of bad debt expense to net patient care revenue decreased from 9.8% for the quarter ended September 30, 2005, to 7.4% for the quarter ended December 31, 2005 to 4.6% for the current quarter ended March 31, 2006.

     Administrative expenses increased 16.8% to $2,815,164 for the quarter ended March 31, 2006 from $2,410,474 for the quarter ended March 31, 2005 and 16.9% to $8,193,940 for the nine months ended March 31, 2006 from $7,008,636 for the nine months ended March 31, 2005. These changes are a result of the increased administrative payroll and employee benefits partially related to the set up and opening of Detroit Behavioral Institute and pre-construction expenses for the Las Vegas hospital. Administrative payroll increased 42.7% for the quarter ended March 31, 2006 and 19.6% for the nine months ended March 31, 2006. Fees and licenses decreased 12.9% for the quarter but increased 105.9% for the nine months ended March 31, 2006, due to fees related to the JACAHO accreditation at Harbor Oaks and Highland Ridge and a Quality Assurance fee assessed in Michigan. Director fees increased 160.0% for the quarter ended March 31, 2006 and 93.7% for the nine months ended March 31, 2006 due to the recognition of expense for options issued as required by SFAS No.123R (see Note C - Stock based Compensation on page nine of this report). Accounting fees increased 20% for the quarter ended March 31, 2006 and 72.7% for the nine months ended March 31, 2006 due to increased audit and review costs and more frequent audits required by the Company's agreement with CapitalSource, the Company's primary lender. Rent expense increased 13.9% for the quarter ended March 31, 2006 and 12.0% for the nine months ended March 31, 2006 due to routine lease payment increases called for by existing leases. Insurance expense increased approximately 6.5% for the quarter ended March 31, 2006 and 10.5% for the nine months ended March 31, 2006.

     Administrative expenses related to the research division decreased 2.4% to $638,486 for the three months ended March 31, 2006 from $653,827 for the three months ended March 31, 2005 and 11.7% to $1,810,776 for the nine months ended March 31, 2006 from $2,049,492 for the nine months ended March 31, 2005. This


                                    -- 17 --
decrease is primarily due to the reduction in salary expenses related to the elimination of the Nevada location and the reduction in the accrued bonuses and a decrease in insurance expense.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy. During the previous two quarters, the previously mentioned receivables software and hardware failure at our largest facility resulted in a delay of billing and collections while the systems were restored. Largely as a result of this delay and the increase in revenue, the Company's gross accounts receivable from patient care have increased 17.8% over the past nine months with corresponding increases in the aging of these receivables.

     Interest income decreased 24.8% to $11,281 for the three months ended March 31, 2006 from $15,004 for the three months ended March 31, 2005 and remained stable at approximately $49,500 for the nine months ended March 31, 2006 and March 31, 2005. This decrease is a result of increased collections at the time of admission leaving fewer accounts on payment plans and lower interest income on the payment plans. Although patients requiring credit to pay for services have always signed an agreement to pay which included finance charges, in an effort to encourage payment at the time of service, over the last couple of years the Company implemented the policy to charge interest on patient accounts to discourage long term credit for services.

     Other income decreased 19.8% to $25,309 for the three months ended March 31, 2006 from $31,568 for the three months ended March 31, 2005 and 1.2% to $57,357 for the nine months ended March 31, 2006 from $58,060 for the nine months ended March 31, 2005. This change is due to a reduced number of requests for medical records which makes up the majority of other income.

     Interest expense increased 3.1% to $153,594 for the three months ended March 31, 2006 from $148,988 for the three months ended March 31, 2005 and decreased 1.8% to $483,150 for the nine months ended March 31, 2006 from $491,840 for the same period last year. These changes are minimal and are primarily due to the changes in the prime rate which is the basis for interest on our primary long term and revolving debt and the booking of the interest on Promissory Note A of the Pivotal acquisition during the quarter ended December 31, 2005. The Note was contingent on the profitable operations of Pivotal from the acquisition through December 31, 2005; therefore, the Note was not recorded and no interest was accrued until the certainty of profitability could be determined. Acquisition earnings for the year ended December 31, 2005 resulted in a negative adjustment of approximately $200,000, which was recorded on April 1, 2006.

     The Company's provision for income taxes of $205,655 for the nine month period ended March 31, 2006 is significantly below the Federal statutory rate of 34% primarily due to the availability of net operating loss carry-forwards. Total income tax expense for the quarter represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset due to the volatility of the healthcare industry.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities was $1,572,236 for the nine months ended March 31, 2006 compared to $171,027 for the same period last year. Cash flow from operations in the nine months ended March 31, 2006 consists of net income of $1,681,538 plus depreciation and amortization of $543,991, non-cash interest expense of $41,796, non-cash stock based compensation of $118,286 and a $711,379 increase in accounts payable, offset by a $23,670 increase in deferred tax asset, a $866,637 increase in accounts receivable, $374,309 increase in prepaid expenses, $103,277 increase in other assets and a $156,861 decrease in accrued expenses and other liabilities.

     Cash used in investing activities in the nine months ended March 31, 2006 consisted of $753,933 in capital expenditures compared to $359,407 in capital expenditures and $62,258 in business acquisitions in the same period last year.

                                    -- 18 --

     Cash used in financing activities in the nine months ended March 31, 2006 primarily consisted of $800,610 in net debt repayment, $15,000 in deferred financing costs and $36,613 used to purchase treasury stock, offset by $73,727 from the issuance of common stock.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of March 31, 2006, accounts receivable from patient care, net of allowance for doubtful accounts, increased 5.0% to $6,646,905 on March 31, 2006 from $6,330,381 on June 30, 2005. This increase is due to increases in patient care revenues and the residual increase from the previously mentioned system failure at our largest facility, which delayed billing and collections for several months. We have seen some progress on the collection of these old accounts and will continue to review the status of old accounts daily. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem. Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. Our collectors also focus on collecting required patient co-payments at the time of admission whenever possible, therefore eliminating the requirement for costly patient billing, statements and follow-up. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

            Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2006 are as follows (in thousands):

 YEAR                                                      OPERATING
ENDING         TERMS NOTES           CAPITAL LEASES *        LEASES      TOTAL
March 31
          Principal    Interest    Principal    Interest
 2007        $ 798      $110         $ 59         $ 9       $1,426      $2,402
 2008          681        48           58           4        1,236       2,027
 2009          297        22           10           1        1,213       1,543
 2010           55        17            4           1        1,147       1,224
 2011          213        13            4          --          621         851
 2012           49         9           --          --           --          58
 Thereafter     70         4           --          --           --          74
   Total    $2,163      $223         $135         $15       $5,643      $8,179

 *see Note H - Subsequent events on page 11 of this report for details on a master lease entered into subsequent to Quarter end.

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of March 31, 2006. This treatment is in accordance with SFAS No. 141, "Business Combinations" which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $852,157 which represents the earn out for the Pivotal acquisition through December 31, 2004 net of payments made through March 31, 2006. The earn-out for the period ended December 31, 2005 required a negative adjustment to the note of approximately $200,000 and was recorded on April 1, 2005. No payment is due on the $500,000 note as earn-out requirements have not been attained. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $164,647 is included in the schedule above.

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material


                                    -- 19 --
subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000 and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, 12 monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table at its March 31, 2006 balance of $761,408. The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of March 31, 2006 was $2,040,605. down from $2,385,629 on June 30, 2006. For additional information regarding this transaction, see the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

     On the term loan and the revolving credit note, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $7,100.

     For the quarter ended March 31, 2006, the Company was not in compliance with financial covenants of this agreement primarily due to the software failure at the Harbor Oaks facility, which delayed billing and postponed collection effort while the system was being recovered. CapitalSource, the Company's lender, has provided the Company with a waiver of these covenants for the period.

     The Company has operated ongoing operations profitably for twenty-one consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project, if the current positive business environment towards behavioral health treatment and new business opportunities continue, we are confident that we will see continued improved results.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:

     o    Differences in actual and estimated earnings and cash flows;
     o    Operating results differing from analysts' estimates;
     o    Changes in analysts' earnings estimates;
     o    Quarter-to-quarter  variations  in  operating  results;
     o Changes in interest rates effecting the interest expense of the company
     o Changes in market conditions in the behavioral health care industry; o Changes in market conditions in the research industry;
     o    Changes in general economic conditions; and
     o    Fluctuations in securities markets in general.

     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with increases in the prime rate. On these notes, each 25 basis point increase in the prime rate will result in an annual increase in interest expense of approximately $7,100. Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements. (For additional information see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                                    -- 20 --

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the SEC's Rules and Forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     Subsequent to quarter end we became aware of a loss from a theft of funds by an individual in our smallest in-patient facility who had responsibility for the collection of patient payments. We immediately began an investigation to determine the extent of the theft and to gauge the adequacy of our internal controls. We do not believe the total amount of the theft is material; we have, however, taken an additional provision for bad debt of $20,000 as a precaution. While our investigation is being conducted, in order to avoid any similar event, we have strengthened our internal controls at that facility by establishing dual responsibility for processing of patient payments and making bank deposits. This is already the practice at our other facilities. At the conclusion of our investigation, we may implement additional measures beyond those we have taken since the discovery of the theft, to mitigate the risk of a similar event.

Change in Internal Controls

     Except as noted above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


                                    -- 21 --

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

     Because sufficient proxies related to class A shares were not received to hold the vote on the election of the class A directors and the approval of the new employee stock plan to replace the plan which expired in October 2005 and the increase in the annual grant of options to board members, the meeting was adjourned and re-convened on January 31, 2006 at which time the nominated class A directors were elected and the 2005 Employee Stock Purchase Plan and the change in the 2005 Non-Employee Director Stock Option Plan (the "Plan") were approved. Under the new Employee Stock Purchase Plan 500,000 shares of Class A Common Stock are available for issuance to eligible employees.

     (a) Annual Meeting of Shareholders, December 20, 2005 and re-convened on January 31, 2006

     (b)  Directors elected to serve one year terms:

              Bruce A. Shear
              William F. Greico
              David E. Dangerfield
              Donald E. Robar
              Howard W. Phillips

     (c) (1) Election of Class B directors on December 20, 2005 to serve one year terms

              Bruce A. Shear            721,756 for           0 withheld
              William F. Grieco         721,756 for           0 withheld
              David E. Dangerfield      721,756 for           0 withheld

          Election of Class A directors to serve one year terms:

              Donald E. Robar        14,855,563 for      51,920 withheld
              Howard W. Phillips     14,855,573 for      51,910 withheld

          (2) Proposal to approve a new employee stock purchase plan to replace the current plan, which expired on October 18, 2005.

              8,443,149 for  729,778 against   16,850 abstained  9,326,486
                                                                 broker non-vote

          (3) Proposal to approve the increase in the grant of options to directors under the Non-Employee Director option plan from 10,000 to 20,000.

              8,163,804 for  995,573 against   30,400 abstained  9,189,777
                                                                 broker non-vote

Item 6.  Exhibits

Exhibit List

   Exhibit No.      Description

     10.49 Agreement to purchase licensed software by and between PHC, Inc., and Medical Information Technology, Inc., dated March 31, 2006.



                                    -- 22 --

     10.50 Master lease agreement by and between PHC, Inc., and Banc of America Leasing & Capital, LLC, dated April 20, 2006, effective April 1, 2006.

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


                                    -- 23 --

 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PHC, Inc.
                                                   Registrant


Date:  May 22, 2006                                /s/  Bruce A. Shear
                                                   __________________________
                                                        Bruce A. Shear
                                                        President
                                                        Chief Executive Officer



Date:  May 22, 2006                                /s/  Paula C. Wurts
                                                   __________________________
                                                        Paula C. Wurts
                                                        Treasurer
                                                        Chief Financial Officer





                                    -- 24 --