Form 10-K
period 2006-06-30
PHC INC /MA/
filed 2006-10-16
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

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

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                        Yes ___ No X

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.               Yes X   No ___

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                  Yes X No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                           ________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ___   Accelerated Filer ___   Non-Accelerated Filer X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                   Yes ___ No X

As of December 31, 2005 the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $34.5 million

As of August 5, 2006, 17,754,365 shares of the registrant's Class A Common Stock and 775,760 shares of the issuer's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                    -- 1 --

Table of Contents

                          Index                                            Page
PART I
Item 1.  Description of Business                                             2
Item 1A. Risk Factors                                                       16
Item 2.  Description of Property                                            20
Item 3.  Legal Proceedings                                                  20
Item 4.  Submission of Matters to a Vote of Security Holders                21
PART II
Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                              22
Item 6.  Selected Financial Data                                            23
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        25
Item 7A.  Quantitative and Qualitative Discolosures About Market Risk       36
Item 8.  Financial Statements and Supplementary Data                        37
            Index to financial statements                                   F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        70
Item 9A.  Controls and Procedures                                           70
PART III
Item 10.  Directors, Executive Officers, Promoters and Control
            Persons                                                         71
Item 11.  Executive Compensation                                            74
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                      79
Item 13.  Certain Relationships and Related Party Transactions              81
Item 14.  Principal Accountant Fees and Services                            81
PART IV
Item 15.  Exhibits and Financial Statement Schedules                        83
Signatures                                                                  87


                                    -- 2 --

PART I

     All references in this Annual Report on Form 10-K to "Pioneer," "PHC," "the Company," "we," "us," or "our" mean, unless the context otherwise requires, PHC, Inc and its consolidated subsidiaries.


Item 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

     Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries. Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, two outpatient psychiatric facilities in Nevada and two inpatient psychiatric facilities in Michigan. We provide management, administrative and help line services through contracts with major railroads, a call center contract with Wayne County, Michigan and a smoking cessation contract with a major government contractor. Through another subsidiary, at four sites, we conduct studies on the effects of psychiatric pharmaceuticals on a controlled population through contracts with the manufacturers of these pharmaceuticals. These four sites include two sites in Arizona acquired in fiscal 2004 through the membership purchase of Pivotal Research Centers, LLC. We also operate a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.

     Our Company provides behavioral health services through inpatient and outpatient facilities. Our substance abuse facilities provide specialized treatment services to patients who typically have poor recovery prognosis and who are prone to relapse. These services are offered in small specialty care facilities, which permit us to provide our clients with efficient and customized treatment without the significant costs associated with the management and operation of general acute care hospitals. We tailor these programs and services to "safety-sensitive" industries and concentrate our marketing efforts on the transportation, oil and gas exploration, heavy equipment, manufacturing, law enforcement, gaming and health services industries. Our psychiatric facilities provide inpatient psychiatric care, intensive outpatient treatment and partial hospitalization programs to children, adolescents and adults. Our outpatient mental health clinics provide services to employees of major employers, as well as to managed care companies and Medicare and Medicaid clients. The psychiatric services are offered in a larger, more traditional setting than PHC's substance abuse facilities, enabling PHC to take advantage of economies of scale to provide cost-effective treatment alternatives.

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

                                    -- 3 --

PSYCHIATRIC SERVICES INDUSTRY

Substance Abuse Facilities

         Industry Background

     The demand for substance abuse treatment services has increased rapidly over the last decade. The Company believes that the increased demand is related to clinical advances in the treatment of substance abuse, greater societal willingness to acknowledge the underlying problems as treatable illnesses, improved health insurance coverage for addictive disorders and chemical dependencies and governmental regulation which requires certain employers to provide information to employees about drug counseling and employee assistance programs.

     To contain costs associated with behavioral health issues in the 1980s, many private payors instituted managed care programs for reimbursement, which included pre-admission certification, case management or utilization review and limits on financial coverage or length of stay. These cost containment measures have encouraged outpatient care for behavioral problems, resulting in a shortening of the length of stay and revenue per day in inpatient chemical abuse facilities. The Company believes that it has addressed these cost containment measures by specializing in treating relapse-prone patients with poor prognosis who have failed in other treatment settings. These patients require longer lengths of stay and come from a wide geographic area. The Company continues to develop alternatives to inpatient care including partial day and evening programs in addition to onsite and offsite outpatient programs.

     The Company believes that because of the apparent unmet need for certain clinical and medical services, its strategy has been successful despite national trends towards outpatient treatment, shorter inpatient stays and rigorous scrutiny by managed care organizations.

         Company Operations

     The Company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients. The Company's two substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs. Each facility caters to a slightly different patient population including high-risk, relapse-prone chronic alcoholics, drug addicts and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders). The programs are sensitive to the special behavioral health problems of children, women and Native Americans. The Company concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents. The Company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

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

     The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's


                                    -- 4 --
workforce. For example, Subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as The Drug Free Workplace Act), requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options as an alternative to termination of employment.

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

     HIGHLAND RIDGE - Highland Ridge is a 41-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984. The hospital increased its bed capacity to 41 from 32 in November 2003 and expanded medical staff to include psychiatric care in its treatment plans. Its focus remains substance abuse and is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

     Most patients at Highland Ridge are from Utah and surrounding states. Individuals typically access Highland Ridge's services through professional referrals, family members, employers, employee assistance programs or contracts between the Company and health maintenance organizations located in Utah.

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

     Highland Ridge periodically conducts or participates in research projects. Highland Ridge was the site of a research project conducted by the University of Utah Medical School. The research explored the relationship between individual motivation and treatment outcomes. The research was regulated and reviewed by the Human Subjects Review Board of the University of Utah and was subject to federal standards that delineated the nature and scope of research involving human subjects. Highland Ridge benefited from this research by expanding its professional relationships within the medical school community and by applying the findings of the research to improve the quality of services the Company delivers. In the past, Highland Ridge contracted with a major pharmaceutical manufacturer to participate in a research study in cooperation with a local nursing home. Current and future pharmaceutical research will be provided through our research subsidiary, Pivotal Research Centers, Inc.

     MOUNT REGIS - Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The Company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by the JCAHO and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, an outpatient clinic, at its Salem, Virginia location. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and


                                    -- 5 --
for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

     Similar to Highland Ridge, the programs at Mount Regis Center are sensitive to the needs of women and minorities. The majority of Mount Regis clients are from Virginia and surrounding states. In addition, because of its relatively close proximity and accessibility to New York, Mount Regis has been able to attract an increasing number of referrals from New York-based labor unions. Mount Regis has also been able to attract a growing number of clients through the Internet. Mount Regis has established programs that allow the Company to better treat dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders), cocaine addiction and relapse-prone patients. The multi-disciplinary case management, aftercare and family programs are key to the prevention of relapse.

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

     The Company offers inpatient and partial hospitalization psychiatry services and residential treatment to adjudicated juveniles through Harbor Oaks Hospital. The Company also provides residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc. The Company also currently operates six outpatient psychiatric facilities.

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

     Harbor Oaks Hospital also operates a 20-bed residential unit serving adolescents with substance abuse problems and co-existing mental disorders who have been adjudicated to have committed criminal acts and who have been referred


                                    -- 6 --
or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and regularly thereafter, to determine if additional treatment is required. In the fourth quarter of fiscal 2005, Harbor Oaks began operating an outpatient site near New Baltimore, Michigan. Its close proximity to the hospital allows for a continuum of care for patients after discharge.

     DETROIT BEHAVIORAL INSTITUTE - Detroit Behavioral Institute operates a 50-bed residential facility, located in downtown Detroit, serving adolescents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The facility includes two Units, a thirty bed male unit that opened in November 2004 and a twenty bed female unit that opened in October 2005. The patients in the program range from 12 to 18 years of age, with a minimum IQ of 70. The program provides individual, group and family therapy sessions for medication orientation, anger management, impulse control, grief and loss, family interactions, coping skills, stress management, substance abuse, discharge and aftercare planning (home visits and community reintegration), education, recreation therapy and sexual/physical abuse counseling as required. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and each subsequent six-month period thereafter, to determine if additional treatment is required.

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

     NORTH POINT-PIONEER, INC. - North Point consists of three outpatient psychiatric clinics in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings. In the first fiscal quarter of 2005 North Point was awarded a contract with Macomb County Office of Substance Abuse (MCOSA) to provide behavioral health outpatient and intensive outpatient services for indigent and Medicaid clients residing in Macomb County. The contract is renewable annually with an estimated value of $55,000 annually.

Call Center Operations

     WELLPLACE, INC. - In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, formerly known as Pioneer Development Support Services, or PDS2, shown as contract support services on the accompanying statement of operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of June 30, 2006. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital. Wellplace also contracts with Wayne County Michigan to operate its call center. This call center is located in downtown Detroit, Michigan. In the second fiscal quarter of 2005 this contract was expanded to provide credentialing services to Detroit Wayne County Community Mental Health Carve-out providers and Agency staff. Wellplace also signed a contract with Behavioral Health Providers Incorporated to provide credentialing services. During fiscal 2006, Wellplace signed an agreement with a major government contractor to operate a smoking cessation quit line with internet access. Wellplace has been providing services under this agreement since November 2005 and was recently notified that the contract would be renewed for an additional year. Wellplace's primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.



                                    -- 7 --

Research Operations

PIVOTAL RESEARCH CENTERS, INC. - (formerly PIONEER PHARMACEUTICAL RESEARCH, INC.
- PPR) - Pivotal Research Centers works with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses. In April 2004, the Company acquired 100% of the membership interest in Pivotal Research Centers, LLC., thereby expanding the Company's research operations. Pivotal performs all phases of clinical research for Phase I-IV drugs under development through four dedicated research sites, including one of the largest single psychiatric research sites in the country. Pivotal currently has approximately 46 enrolling studies and an additional 93 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research. With a current client base including Alza, AstraZeneca, Bristol Myers Squibb, Cephalon, Forest, GlaxoSmithKline, Hisamitsu, Lilly, Merck, Mylan, Novartis, Organon, Sepracor and Wyeth, the Company currently has protocols in Alzheimer's disease, ADHD, Diabetes Type II, Fibromyalgia, Generalized Anxiety Disorder, Healthy Volunteers, Insomnia, Major Depressive Disorder, Obesity, Parkinson's Disease, Restless leg syndrome and Shift Work Sleep Disorder. Pivotal currently operates at four sites, two in Arizona and one each in Utah and Michigan. Although the Company's other facilities may still provide study patients, all studies are supervised by the Company's research arm, Pivotal Research Centers, Inc.

Internet Operations

BEHAVIORAL HEALTH ONLINE, INC. - Behavioral Health Online designs, develops and maintains the Company's web site, Wellplace.com in addition to providing Internet support services and maintaining the web sites of all of the other subsidiaries of the Company. The Company's web sites provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keeps individuals informed of current issues in behavioral health.

                                    -- 8 --

Operating Statistics

     The following table reflects selected financial and statistical information for all services.

                                                     Year Ended June 30,
                                                         (unaudited)
                                 2006            2005        2004         2003            2002
                                ________________________________________________________________
   Inpatient
   Net patient service
   revenues                   $18,775,198   $18,469,578   $14,845,163   $14,430,069   $14,130,471
   Net revenues per patient
   day (1)                    $       382   $       436   $       414   $       417   $       413
   Average occupancy rate (2)        77.7%         78.8%         76.7%         77.7%         76.9%
   Total number of licensed
   beds at end of period              180           160           130           122           122
   Source of Revenues:
        Private (3)                 54.30%        61.79%        61.62%         62.20%       76.82%
        Government (4)              45.70%        38.21%        38.38%         37.80%       23.18%
   Partial Hospitalization
   and
   Outpatient
   Net Revenues:
        Individual            $ 6,734,627   $ 5,557,298   $ 5,647,752   $ 4,865,392   $ 4,678,493
        Contract              $ 2,351,876   $ 2,060,212   $ 1,925,440   $ 1,947,716   $ 2,300,140
   Sources of revenues:
        Private                      98.0%         97.2%         97.7%         98.0%         98.1%
        Government                    2.0%          2.8%          2.3%          2.0%          1.9%
   Other  Services:
   Wellplace(5)               $ 4,351,576   $ 3,466,832   $ 2,984,477   $ 1,649,374   $   842,345
      Pharmaceutical
        Studies (6)           $ 5,799,815   $ 4,509,338   $ 1,246,013   $ 940,772     $         0

(1) Net revenues per patient day equals net patient service revenues divided by total patient days.
(2) Average occupancy rates were obtained by dividing the total number of patient days in each period by the number of beds available in such period.
(3) Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.
(4) Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid and other county programs.
(5) Wellplace, provides clinical support, referrals management and professional services for a number of the Company's national contracts and operates the Wayne County Michigan call center.

                                    -- 9 --

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

     The Company employs six individuals dedicated to marketing the Company's facilities, two of whom are in the research division. Each facility performs marketing activities in its local region. The Senior Vice President of the Company coordinates the Company's national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. "At risk" contracts require that the Company provide all the clinically necessary behavioral health services for a group of people for a set fee per person per month. The Company currently has one at risk contract with a large insurance carrier, which requires the Company to provide behavioral health services to all of its insured in the state of Nevada for a fixed fee. This at risk contract represents less than 5% of the Company's total gross revenues. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

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

     The Company provides services to employees of a variety of corporations including: Boyd Gaming Corporation, CSX Corporation, Signa Behavioral Health, MGM Mirage, Union Pacific Railroad, Union Pacific Railroad Hospital Association and others.

     In addition to its direct patient care services, the Company maintains its web site, Wellplace.com, which provides articles and information of interest to the general public as well as the behavioral health professional. The Company's internet company also provides the added benefit of web availability of information for various Employee Assistance Program contracts held and serviced by those subsidiaries providing direct treatment services.

Competition

     The Company's substance abuse programs compete nationally with other health care providers, including general and chronic care hospitals, both non-profit


                                    -- 10 --
and for-profit, other substance abuse facilities and short-term detoxification centers. Some competitors have substantially greater financial resources than the Company. The Company believes, however, that it can compete successfully with such institutions because of its success in treating poor prognosis patients. The Company will compete through its focus on such patients, its willingness to negotiate appropriate rates and its capacity to build and service corporate relationships.

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

     The Company bills for its behavioral healthcare services at its inpatient and outpatient facilities using different software platforms for each type of service; however, in all cases the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals as outlined above. This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals which are estimated at the time of admission based on information received from the individual. Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

     The Company's policy is to collect estimated co-payments and deductibles at the time of admission. Payments are made by way of cash, check or credit card. If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company's policy is to allow payment to be made in three installments, one third due upon admission, one third due upon discharge and the balance due 30 days after discharge. At times the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement. In this case the Company will make arrangements with the patient once his or her condition is stabilized. At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined. Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

     The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service.


                                    -- 11 --

Overall, the DSO for the combined operations of the Company was 65, 90 and 84 days for the fiscal years ended June 30, 2006, 2005 and 2004 respectively. The decrease is related to the new study with rapid turn around of revenue in the Pharmaceutical Services division and increased revenue from contract services which payment is typically received prior to month end or within thirty days. Contract Services DSO's fluctuate dramatically by the delay in payment of a few days for any of our large contracts. There was such a delay in payments for the Michigan call center at the end of fiscal 2005, artificially inflating the DSO's for the period.

     DSO's for each year for each business segment are as follows:

         Fiscal          Treatment       Pharmaceutical           Contract
        Year End         Services           Services              Services

        06/30/2006           91                 93                    51
        06/30/2005           89                114                    62
        06/30/2004           85                161                    34


     Amounts pending approval from Medicare or Medicaid, as with all other third party payors, are maintained on the receivables aging based on the discharge date of the patient, while appeals are made for payment. If accounts remain unpaid, when all levels of appeal have been exhausted, accounts are written off. Where possible, the Company will turn to the patient or the responsible party to seek reimbursement and send the account to collections before writing the account off.

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

Quality Assurance and Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, the JCAHO surveys and accredits the Company's inpatient facilities, except Detroit Behavioral Institute, and the Company's outpatient facilities comply with the standards of National Commission on Quality Assurance ("NCQA") although the facilities are not NCQA certified. The Company's outpatient facilities in Michigan are certified by the American Osteopathic Association ("AOA"), which is nationally recognized by all payors as the measure of quality in outpatient treatment. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. The Company is currently in the process of providing data for accreditation through the Council on Accreditation ("COA") for the Detroit Behavioral Institute residential facility. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.

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

                                    -- 12 --

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

                                    -- 13 --

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

Medicare Reimbursement

     Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2006, 12.0% of revenues for Harbor Oaks were derived from Medicare programs. Revenue from Harbor Oaks accounted for 33.0% of the Company's total net patient care revenues.

     Effective for fiscal years beginning after January 1, 2005, the prospective payment system ("PPS") was brought into effect for all Psychiatric services paid through the Medicare program. For the fiscal year ended June 30, 2006, Medicare reimbursements rates were based 75% on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare and 25% on the new prospective payment rates. The Company will continue to file cost reports to Medicare to determine the new TEFRA portion of the rate for the following year. These cost reports are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 23%, 21% and 22% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2006, 2005 and 2004, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. To date, settlement adjustments have not been material.

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

Medicaid Reimbursement

     Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks and Detroit Behavioral
Institute. A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state. For the period ended June 30, 2006, 15.07% of total net patient revenues of the Company were derived from Medicaid programs.

     Harbor Oaks and Detroit Behavioral Institute are both participants in the Medicaid programs administered by the State of Michigan. The Company receives reimbursement on a per diem basis, inclusive of ancillary costs. The state determines the rate and adjusts it annually based on cost reports filed by the Company.

                                    -- 14 --

Fraud and Abuse Laws

     Various federal and state laws regulate the business relationships and payment arrangements between providers and suppliers of health care services, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes as well as similar state statutes collectively, the "Fraud and Abuse Laws", which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of patients, the ordering, arranging, or providing of covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare, Medicaid and other government-sponsored programs. The federal government has issued regulations that set forth certain "safe harbors," representing business relationships and payment arrangements that can safely be undertaken without violation of the federal Fraud and Abuse Laws. Failure to fall within a safe harbor does not constitute a per se violation of the federal Fraud and Abuse Laws. The Company believes that its business relationships and payment arrangements either fall within the safe harbors or otherwise comply with the Fraud and Abuse Laws.

     The Company has an active compliance program in place with a corporate compliance officer and compliance liaisons at each facility and a toll free compliance hotline. Compliance in-services and trainings are conducted on a regular basis.

Employees

     As of July 31, 2006, the Company had 510 employees of which six were dedicated to marketing, 189 (47 part time) to finance and administration and 315 (74 part time and 36 contingent) to patient care.

     The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation. In December 2004, the Company and the Union reached a collective bargaining agreement, which was ratified by the employees on December 8, 2004 and signed by the Union and the Company in January 2005. The collective bargaining agreement expires in December 2006. The Company will begin negotiations with the Union in the next quarter but does not anticipate significant legal costs related to the negotiations.

     The limited number of healthcare professionals in the areas in which the Company operates may create staffing shortages. The Company's success depends, in large part, on its ability to attract and retain highly qualified personnel, particularly skilled health care personnel, which are in short supply. The Company faces competition for such personnel from governmental agencies, health care providers and other companies and is constantly increasing its employee benefit programs, and related costs, to maintain required levels of skilled professionals. As a result of staffing shortages, the Company uses professional placement services to supply it with a pool of professionals from which to choose. These individuals generally are higher skilled, seasoned individuals who require higher salaries, richer benefit plans, and in some instances, require relocation. The Company has also entered into contracts with agencies to provide short-term interim staffing in addition to placement services. These additional costs impact the Company's profitability.

Insurance

     Each of the Company's subsidiaries maintains separate professional liability insurance policies. Harbor Oaks, Highland Ridge Hospital, Mount Regis Center, North Point, Detroit Behavioral Institute, Harmony Healthcare and Pivotal, Inc. each have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition, the Company has maintained the insurance coverage, which was in place for Pivotal Research Centers, LLC by its former owners of


                                    -- 15 --

$3,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage, Wellplace and Highland Ridge maintain a $1,000,000 umbrella policy, Harbor Oaks and Detroit Behavioral institute each maintain a $5,000,000 umbrella policy, Harmony and Mount Regis Center maintains a $2,000,000 umbrella policy. In addition, each of these entities maintains general liability insurance coverage in similar amounts.

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

Item 1A. RISK FACTORS

OPERATING RISKS

AGING OF ACCOUNTS RECEIVABLES COULD RESULT IN OUR INABILITY TO COLLECT RECEIVABLES REQUIRING US TO INCREASE OUR DOUBTFUL ACCOUNTS RESERVE WHICH WOULD DECREASE OUR NET INCOME AND WORKING CAPITAL

     As our accounts receivable age and become uncollectable our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,995,475 at June 30, 2006 compared with $6,330,381 at June 30, 2005. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. Because the behavioral health industry is typically a difficult collection environment, we have focused on better accounts receivable management through, increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable, Allowance for Doubtful Accounts at June 30, 2006, 2005 and 2004, respectively and Bad Debt Expense for the fiscal years ended June 30, 2006, 2005 and 2004:

                            Accounts        Allowance for         Bad Debt
                           Receivable     doubtful accounts       Expense

   June 30, 2006          $ 10,096,061       $3,100,586          $ 1,912,516
   June 30, 2005             8,287,365        1,956,984            1,272,037
   June 30, 2004             7,287,090        2,025,888            1,355,770

NEGATIVE CASH FLOW COULD ARISE AS A RESULT OF SLOW GOVERNMENT PAYMENTS WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME, WORKING CAPITAL AND LIQUIDITY

     The concentration of accounts receivable due from government payors could create a severe cash flow problem should these agencies fail to make timely payment. We had substantial receivables from Medicaid and Medicare of approximately $1,786,000 at June 30, 2006 and $1,584,000 at June 30, 2005, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments. This would result in lower net income for the same services provided and lower earnings per share.

NEGATIVE CASH FLOW COULD IMPACT OUR ABILITY TO MEET OBLIGATIONS WHEN DUE WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME



                                    -- 16 --

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

POTENTIAL   STAFFING  SHORTAGES  COULD  REQUIRE  US  TO  INCREASE  OUR  EMPLOYEE
COMPENSATION AND REDUCE OUR NET INCOME

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

     In December 2004, the Company's largest facility voted for UAW representation. Approximately 75% of the staff of the facility are members of the Union and could vote to strike when the contract comes up for renewal in December 2006. This action would negatively impact profitability by requiring the Company to transfer patients to competing facilities or pay high short term staffing rates. This could also negatively impact the Company's reputation in the community.

RELIANCE ON KEY CLIENTS THE LOSS OF ANY OF WHICH WOULD REDUCE OUR NET REVENUES AND OUR NET INCOME

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and provide patients for our out-patient operations and our employee assistance programs. The loss of any of such contracts would impact our ability to meet our fixed costs. We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of our total revenue is derived from these clients. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

GOVERNMENT REGULATION COULD RESTRICT OUR ABILITY TO EXPAND, REDUCE THE ALLOWABLE REIMBURSEMENT TO THE COMPANY AND REDUCE OUR NET INCOME

     Control of the healthcare industry exercised by federal, state and local regulatory agencies can increase costs, establish maximum reimbursement levels and limit expansion. Our Company and the health care industry are subject to rapid regulatory change with respect to licensure and conduct of operations at


                                    -- 17 --
existing facilities, construction of new facilities, acquisition of existing facilities, the addition of new services, compliance with physical plant safety and land use requirements, implementation of certain capital expenditures, reimbursement for services rendered and periodic government inspections. Governmental budgetary restrictions have resulted in limited reimbursement rates in the healthcare industry including our Company. As a result of these restrictions we cannot be certain that payments under government programs will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states, including the State of Michigan where the majority of our Medicaid Revenue is generated, are considering reductions in state Medicaid budgets, which may be reflected through more limited access, lower rates, and higher utilization assessments.

SOLE SOURCE CONTRACTING BY MANAGED CARE ORGANIZATIONS MAY REDUCE OUR AVAILABLE PATIENTS BY ELIMINATING OUR ABILITY TO SERVICE THEM

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

ACQUISITION AND EXPANSION COULD RESULT IN NEGATIVE CASH FLOW WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME

     If we acquire new businesses or expand our businesses, the operating costs may be far greater than revenues for a significant period of time. The operating losses and negative cash flow associated with start-up operations or acquisitions could have a material adverse affect on our profitability and liquidity unless and until such facilities are fully integrated with our other operations and become self sufficient. Until such time we may be required to borrow at higher rates and less favorable terms to supplement short term operating cash flow shortages.

RECENT LOSSES RESULTING FROM A LITIGATION SETTLEMENT AND RELATED LEGAL FEES MAY LIMIT THE COMPANY'S ABILITY TO BORROW AT FAVORABLE RATES WHICH WOULD INCREASE OUR EXPENSES AND REDUCE NET INCOME

     Due to the Company's losses from operations as a result of a medical malpractice litigation settlement and related legal fees of approximately $1,030,000 in fiscal 2004, if the Company needs additional financing, it may require borrowing at unfavorable rates. We have limited availability on our accounts receivable funding facilities, which bear interest at the prime rate plus 2.25%, to meet our current cash needs. Should we require additional funds to meet our cash flow requirements or to fund growth or new investments, we may be required to meet these needs with more costly financing.

     The litigation involved a medical malpractice claim that was filed by a former patient against the Company's subsidiary, North Point-Pioneer, Inc. and a former clinician, alleging sexual abuse by a former clinician that first manifested itself prior to the Company's acquisition of the subsidiary in 1996. At trial in December 2002, a jury returned a verdict in favor of the plaintiff in the amount of approximately $9 million plus interest and taxable costs and attorney's fee for conduct. The clinician declared bankruptcy and was not a party to the proceeding. After numerous successful motions by the Company to reduce the amount of the verdict, a judgment in the amount of $3,079,741 was entered on October 24, 2003.

     The Company's subsidiary, North Point-Pioneer, Inc., was covered by malpractice insurance in the amount of $1 million provided by Frontier Insurance Company, which is insolvent and is being administered by the State of New York. Representatives of Frontier's receiver acknowledged to the Company, Frontier's obligations under the policy and the Company has recovered a small portion of the legal fees expended to date on this matter.



                                    -- 18 --

     In April 2004, the Company resolved this medical malpractice lawsuit. The plaintiff received $1,100,000 in full and final settlement of the matter of which $462,500 was paid by the Company and the balance was paid by the insurance company. In addition to this settlement amount the Company paid approximately $567,000 during the fiscal year ended June 30, 2004 in related legal fees. The Company has not released other parties, including an insurance company. Payments made by insurance and other related parties, if collected, could significantly reduce the Company's financial burden below the $1,030,000 expended.

     As a result of this medical malpractice litigation and related legal fees the Company's operations for the fiscal year ended June 30, 2004 resulted in a net loss and negative cash flow from operations. See Consolidated Financial Statements.

MANAGEMENT RISKS

CONTROL OF THE COMPANY PROVIDES THE PRINCIPAL SHAREHOLDER WITH THE POWER TO APPROVE ALL TRANSACTIONS AND CONTROL THE BOARD OF DIRECTORS WITHOUT INPUT OF OTHER SHAREHOLDERS

     Bruce A. Shear is in control of the Company since he is entitled to elect and replace a majority of the board of directors. Bruce Shear and his affiliates own and control 92.8% of the class B common stock, which elects four of the six members of the Board of Directors. Bruce Shear can establish, maintain and control business policy and decisions by virtue of his control of the election of the majority of the members of the board of directors.

INABILITY TO RETAIN KEY PERSONNEL THE LOSS OF ANY OF WHOM COULD AFFECT OUR CLIENT RELATIONS AND THUS REDUCE OUR REVENUE AND NET INCOME

     Retention of key personnel with knowledge of key contracts and clients is essential to the success of the Company. PHC is highly dependent on the principal members of its management and professional staff, who are: Bruce A. Shear, PHC's President and Chief Executive Officer, Robert H. Boswell, PHC's Senior Vice President and other members of PHC's management and their continued relationship with key clients.

     In April 2004, the Company acquired Pivotal Research Centers, LLC, which is engaged in clinical drug testing. Dr. Kirby, the founder and medical director of Pivotal, has key relationships with the pharmaceutical companies that provide contracts for the research business. Dr. Kirby signed an employment and non-compete agreement at the time of the acquisition, which is scheduled to expire on December 31, 2006.

     We do not anticipate any key member of management will leave the Company but do have key man life insurance policies on Mr. Shear and Dr. Kirby.

MARKET RISKS

BULLETIN BOARD TRADED STOCKS ARE MORE VOLATILE AND CAN COST MORE TO TRADE THEREFORE AFFECTING THE COST TO SHAREHOLDERS

     The Company's failure to meet listing requirements resulted in the delisting of the Company's stock from the Nasdaq Stock Market in December 2000. Since then, the Company's stock has been a bulletin board traded stock. The cost of trading on the bulletin board can be more than the cost of trading on the SmallCap market and since there may be an absence of market makers on the bulletin board the price may be more volatile and it may be harder to sell the securities. The shares have sold at prices varying between a low of $.93 and a high of $2.95 from July 2004 through June 2006. If our common stock is not actively traded, the small number of transactions can result in significant swings in the market price, and it may be difficult for stockholders to dispose of stock in a timely way at a desirable market price or may result in purchasing of shares for a higher price.

PREFERRED STOCK ISSUANCE COULD RESULT IN DIVIDEND, VOTING AND LIQUIDATION PREFERENCES SUPERIOR TO THE COMMON STOCK



                                    -- 19 --

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

Item 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2009. The current annual payment under the lease is $84,000. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health and located in Midvale, Utah. The lease is for a six-year term expiring December 31, 2009, which provides for monthly rental payments of approximately $20,000. Changes in rental payments each year are based on increases or decreases in the Consumer Price Index. The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.

Mount Regis Center

     The Company owns the Mount Regis facility, which consists of a three-story building located on an approximately two-acre site in Salem Virginia. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $302,000 as of June 30, 2006. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

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

Harbor Oaks Hospital

     The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $662,840 mortgage on this property as of June 30, 2006. The Company believes that these premises are adequate for its current and anticipated needs.

Item 3.  LEGAL PROCEEDINGS.

     The company is a party in two separate actions between a former employee who was terminated and filed a claim for wrongful termination and a breach of contract on an indemnification claim against the same terminated employee where the company is the plaintiff. Both matters are being resolved through binding arbitration and awards in either case will offset. The outcome of the two actions together cannot be determined at this time, but management does not expect the outcome to have a material adverse affect on the financial position or results of operations of the Company.

     The Company is subject to various claims and legal actions arising in the normal course of business, none of which the Company believes will materially affect its financial position or results of operations.



                                    -- 20 --

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2006.

                                    -- 21 --

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "PIHC-BB." The following table sets forth the high and low sales price of the Company's Class A Common Stock, as reported by the National Quotation Bureau.

                                                                HIGH      LOW
                                                                ____      ___
2005
   First Quarter (July 1, 2004 - September 30, 2004)            $1.21     $ .93
   Second Quarter (October 1, 2004 - December 31, 2004)         $1.73     $1.11
   Third Quarter (January 1, 2005 - March 31, 2005)             $2.10     $1.33
   Fourth Quarter (April 1, 2005 - June 30, 2005)               $2.62     $1.75
2006
   First Quarter (July 1, 2005 - September 30, 2005)            $2.95     $2.26
   Second Quarter (October 1, 2005 - December 31, 2005)         $2.90     $1.90
   Third Quarter (January 1, 2006 - March 31, 2006)             $2.40     $1.75
   Fourth Quarter (April 1, 2006 - June 30, 2006)               $2.39     $1.95

     On August 10, 2006, there were 693 holders of record of the Company's Class A Common Stock and 301 holders of record of the Company's Class B Common Stock. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of fiscal 2006.

DIVIDEND POLICY

     Although the Company has no current restrictions on the issuance of dividends, the Company has never paid any cash dividends on its common stock. The Company anticipates that, in the future, earnings will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect to common stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on the results of operations, the financial position of the Company and such other factors, as the Company's board of directors, in its discretion, deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Information required with respect to "Securities Authorized for Issuance Under Equity Compensation Plans" is included in Part III, Item 12 in this Annual Report on Form 10-K.

MARKET RISKS

     The Company's failure to meet listing requirements resulted in the delisting of the Company's stock from the NASDAQ Stock Market in December 2000. Since then, the Company's stock has been a bulletin board traded stock. Since there may be an absence of market makers on the bulletin board, the price may be more volatile and it may be harder to sell the securities. The shares have sold at prices varying between a low of $.93 and a high of $2.95 from July 2004 through August 2006. If our common stock is not actively traded, the small number of transactions can result in significant swings in the market price, and it may be difficult for stockholders to dispose of stock in a timely way at a desirable market price or may result in purchasing of shares for a higher price.

     Our right to issue convertible preferred stock may adversely affect the rights of the common stock. Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without

                                    -- 22 --
further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock. During the twelve month period ended June 30, 2006, the Company did not make any sales of unregistered securities.

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of our Company. The selected consolidated financial data as of June 30, 2006 and 2005 and for each of the three years in the period ended June 30, 2006 should be read with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by Eisner, LLP, with respect to the period ended June 30, 2006 and BDO Seidman, LLP, with respect to June 30, 2005 and each of the years ended June 30, 2005 and 2004. Each of these firms is an independent registered public accounting firm. The selected consolidated financial data for the years ended June 30, 2004, 2003 and 2002 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP, independent registered public accounting firm.

     The historical results are not necessarily indicative of the results to be expected for any future period.

                                    PHC, Inc.
                             Selected Financial Data
                     As of and for the Years Ended June 30,

                                  2006      2005      2004      2003     2002
                                ________  ________  ________  ________  ________
                                (in thousands, except share and per share data)
  Statements of Operations Data:
Revenues                        $38,013   $34,063   $26,649   $23,833   $22,698
Cost and Expenses:
   Patient care expenses         16,512    14,582    12,422    11,676    10,692
   Contract expenses              2,676     2,198     2,392     1,399       704
   Administrative expenses       13,727    12,424    10,333     8,204     8,821
   Provision for doubtful
     accounts                     1,913     1,272     1,356     1,108       717
   Interest expense                 607       655       532       542       791
   Other (income) expenses
     including interest
     income, net                   (158)     (150)     (140)     (129)     (126)
                                ________  ________  ________  ________  ________
Total expenses                   35,278    30,981    26,895    22,801    21,599
                                ________  ________  ________  ________  ________
Income (loss) before income
  taxes                           2,735     3,082      (246)    1,032     1,099

Provision for (benefit
  from) income taxes              1,310      (74)       11        54        15
                                ________  ________  ________  ________  ________

Net income (loss)                 4,045     3,156      (257)      978     1,084

Dividends                            --        --        --        --       (99)
                                ________  ________  ________  ________  ________

Net income (loss) applicable
  to common shareholders         $4,045    $3,156   $  (257)  $   978   $   985
                                 =======  ========  ========  ========  ========

                                    -- 23 --

                                 (in thousands, except share and per share data)
                                 2006         2005          2004           2003          2002
                            ===========   ===========   ============   ===========   ===========
Basic income (loss) per
  common share              $      0.22   $      0.18   $     (0.02)   $      0.07   $      0.10
                            ===========   ===========   ============   ===========   ===========

Basic weighted average
  number of
  shares outstanding         18,213,901    17,574,678    14,731,395     13,944,047    10,232,286
                            ===========   ===========   ============   ===========   ===========

Diluted income (loss) per
  common share              $      0.21   $      0.17   $     (0.02)   $      0.07   $      0.09
                            ===========   ===========   ============   ===========   ===========

Diluted weighted average
  number of shares
  outstanding                19,105,193    18,364,076    14,731,395     14,564,078    11,012,861
                            ===========   ===========   ============   ===========   ===========

Balance Sheet Data:
Cash and cash equivalents   $     1,820   $       918   $       595    $       495   $       205
Working capital (deficit)         7,477         4,106           241            736          (154)

Long-term debt and obligations
  under capital leases            2,050         2,712         2,285          3,002         3,427
Total stockholders' equity       13,455         9,102         5,367          1,935           616
Total assets                     21,985        17,896        13,312          9,412         9,474

                                    -- 24 --

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

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2006, 2005 and 2004. It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital, a residential treatment facility and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company's internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah, Michigan and Arizona.

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

Critical Accounting Policies

     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, requires


                                    -- 25 --
management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves, income tax valuation allowances, and the impairment of goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. Amounts due as a result of cost report settlements is recorded and listed separately on the consolidated balance sheets as "Other receivables". The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

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

     All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Net contractual adjustments recorded in fiscal 2006 for revenue booked in prior years resulted in an increase in net revenue of approximately $343,700. Net contractual adjustments recorded in fiscal 2005 for revenue booked in prior years resulted in an increase in net revenue of approximately $372,000.

     During the fiscal year ended June 30, 2006, a Medicare cost report settlement of $158,100 was received and in the fiscal year ended June 30, 2004, a Medicare cost report settlement of approximately $172,000 was received. No cost report settlements were received during the fiscal year ended June 30, 2005. For the fiscal years ended June 30, 2006, 2005 and 2004 no third party cost report settlements were expected or recorded.

     Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of June 30, 2006, June 30, 2005 and June 30, 2004 for our treatment services segment.

                            Net Revenue by Payor (in thousands)

                                 For the Twelve Months Ended
                     06/30/2006           06/30/2005             06/30/2004
                 Amount   Percent     Amount   Percent      Amount   Percent
                ____________________________________________________________

 Private Pay    $ 1,207     5%       $ 1,212      5%      $ 1,132       5%
 Commercial      17,572    63%        17,608     67%       15,414      69%
 Medicare*          946     3%           999      4%        1,381       6%
 Medicaid         8,137    29%         6,268     24%        4,491      20%
                _______    ___       _______     ___       _______     ___

    Net Revenue $27,862              $26,087              $22,418
                ========             ========             ========

                                    -- 26 --

     * includes Medicare cost report settlement revenue as noted above

     Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

   Fiscal Year Ended June 30, 2006
   _______________________________
                      Over    Over  Over   Over   Over    Over    Over
  Payor      Current   30      60    90    120    150     270     360    Total
  _____     ________  _____   ____  ____   ____   ______   ____   ____   ______
Private Pay  $  113  $  119   $106  $113   $ 84   $  593  $ 33    $ 23   $1,184
Commercial    1,499     595    364   284    229      836   126      92    4,025
Medicare        133      38      6    17     18       73    --      --      285
Medicaid        971     152     69    32     34      243    --      --    1,501
            ________  _____   ____  ____   ____   ______  ____    ____   ______
  Total      $2,716  $  904   $545  $446   $365   $1,745  $159    $115   $6,995

    Fiscal Year Ended June 30, 2005
    _______________________________
                       Over    Over  Over  Over   Over    Over    Over
  Payor      Current   30      60    90    120    150     270     360    Total
  _____     ________  _____   ____  ____   ____   ______   ____   ____   ______

Private Pay  $  247  $  139   $ 98  $ 64   $ 75   $  154  $127    $ 32   $  936
Commercial    1,708     645    389   239    216      379   208      26    3,810
Medicare        121      16      7    --     --        1    --      --      145
Medicaid        556     277     94    74     96      342    --      --    1,439
            ________  _____   ____  ____   ____     _____  ____    ____   ______
  Total      $2,632  $1,077   $588  $377   $387   $  876  $335    $ 58   $6,330

  Fiscal Year Ended June 30, 2004
    _______________________________
                       Over    Over  Over  Over   Over    Over    Over
  Payor      Current   30      60    90    120    150     270     360    Total
  _____     ________  _____   ____  ____   ____   ______   ____   ____   ______

Private Pay  $  135  $   88   $ 77  $ 69   $ 55   $   36  $137    $105   $  702
Commercial    1,333     604    288   164    187       79   308     376    3,339
Medicare         59      11      6    --      3       --     4      --       83
Medicaid        462     327    109    34     45       24   114      20    1,135
            ________  _____   ____  ____   ____     _____  ____    ____   ______
  Total      $1,989  $1,030   $480  $266   $291   $  140  $562    $503   $5,261


     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Where a contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program. All revenues and receivables from our research division are derived from pharmaceutical companies with no related bad debt allowance.

     Contract support service revenue is a result of fixed fee contracts to provide telephone support. Revenue for these services is recognized ratably over the service period. All revenues and receivables from our contract services division are based on a prorated monthly allocation of the total contract amount and usually paid within 30 days of the end of the month.

Allowance for doubtful accounts:

     The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance. These percentages vary by


                                    -- 27 --
facility based on each facility's experience in and expectations for collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance.

Income Taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. During the fourth quarter of fiscal year ended June 30, 2006, the Company recognized 100% of its deferred tax benefit based on past profitability and future projections. The total tax benefit recorded was $1,638,713.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets are reviewed by the Company, at least annually, and represent fair values. Such valuations require the Company to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

Results of Operations

     The following table illustrates our consolidated results of operations for the years ended June 30, 2006, 2005 and 2004 (in thousands):

                            2006              2005               2004
                            ____              ____               ____
                                         (in thousands)
Statements of Operations Data:

                           Amount      %     Amount      %      Amount      %
Revenue                    $38,013   100.0%  $34,063   100.0%   $26,649   100.0%
                           _______   ______  _______   ______   _______   ______
Cost and Expenses:
   Patient care expenses    16,512    43.5%   14,582    42.8%    12,422    46.6%
   Contract expenses         2,676     7.0%    2,198     6.5%     2,392     9.0%
   Administrative expenses  13,727    36.1%   12,424    36.5%    10,333    38.8%
   Provision for bad debts   1,913     5.0%    1,272     3.7%     1,356     5.1%
   Interest expense            607     1.6%      655     1.9%       532     2.0%
   Other (income) expenses,
     net                      (158)   -0.4%    (150)   -0.4%      (140)   -0.5%
                           ________  ______  ________   _____   ________  ______


                                    -- 29 --

Total expenses              35,278    93.4%   30,981    91.0%    26,895   100.9%
                           ________  ______  ________   _____   ________  ______

Income (loss) before income
  taxes                      2,735     7.2%    3,082     9.0%      (246)   -0.9%

Benefit from (provision
  for) income taxes          1,310     7.2%       74     0.2%       (11)   -0.0%
                           ________  ______  ________  ______   ________  ______
Net income (loss)          $ 4,045    10.6%  $ 3,156     9.3%    $ (257)   -1.0%
                           ========  ======  ========  ======   ========  ======

Years ended June 30, 2006 as compared to year ended June 30, 2005

     The Company's income from its operations decreased 11.2% to $3,184,426 for the fiscal year ended June 30, 2006 from $3,587,412 the fiscal year ended June 30, 2005. Net income, increased 28.2% to $4,045,482 for the fiscal year ended June 30, 2006 from $3,155,900 for the fiscal year ended June 30, 2005. This increase is primarily the result of $1,638,713 in income tax benefit recorded in fiscal 2006 as compared to $209,000 tax benefit recorded in fiscal 2005, start-up costs experienced in fiscal 2006 for a major contract at our Las Vegas location, start-up costs incurred as a result of the addition of 20 beds at the Detroit Behavioral Institute facility and increased bad debt and professional fees related to the system crash at our Harbor Oaks facility.

     Total revenues increased 11.6% to $38,013,092 for the year ended June 30, 2006 from $34,063,258 for the year ended June 30, 2005.

     Total net patient care revenue from all facilities increased 6.8% to $27,861,701 for the year ended June 30, 2006 as compared to $26,087,088 for the year ended June 30, 2005. Patient days increased over 6,861 days for the fiscal year ending June 30, 2006 over the fiscal year ended June 30, 2005. In December 2004, the Company opened 30 residential beds increasing our available beds from 130 to 160 and in October 2005 the Company opened 20 additional residential beds, increasing our available beds from 160 to 180. These additional available beds accounted for the increase in patient days for the fiscal year ended June 30, 2006. The contracted rate for these residential beds is lower than that of our other facilities, which negatively impacts our revenue per patient day. Net inpatient care revenue from inpatient psychiatric services increased 1.7% to $18,775,198 for the year ended June 30, 2006 from $18,469,578 the fiscal year ended June 30, 2005. This increase is due to a change in payor mix resulting in part from the increased residential treatment beds. Net partial hospitalization and outpatient care revenue increased 19.3% to $9,086,503 for the year ended June 30, 2006 from $7,617,510 for the year ended June 30, 2005. This increase is partially due to increased outpatient contracts and high usage of these step-down programs by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue increased 28.6% to $5,799,815 for the year ended June 30, 2006 from $4,509,338 for the year ended June 30, 2005. This increase is due in part to a large study started in the third quarter of this fiscal year. Revenues also increased in our contract support services division, Wellplace. Wellplace revenues increased 25.5% to $4,351,576 for the year ended June 30, 2006 from $3,466,832 for the year ended June 30, 2005. This increase in revenue is primarily due to the start of a new smoking cessation contract with a major government contractor in November 2005. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses, excluding research, increased by $1,364,254, or 10.6%, to $14,269,540 for the year ended June 30, 2006 from $12,905,286 for the year ended June 30, 2005 due to the increase in available beds and resulting increase in patient census at our inpatient facilities. Inpatient census increased by 6,861 patient days, 16%, for the year ended June 30, 2006 compared to the year ended June 30, 2005. Direct patient care payroll and payroll related expenses increased 9.7% to $11,764,978 for the year ended June 30, 2006 from $10,727,317 for the year ended June 30, 2005, food and dietary expense increased 21.4% to $769,367 for the year ended June 30, 2006 from $633,869 for the year ended June 30, 2005, hospital supplies expense increased 37.9% to $71,539 for the year ended June 30, 2006 from $51,863 for the year ended June 30, 2005, laboratory fees increased 36.4% to $219,063 for the year ended June 30, 2006 from $160,603 for the year ended June 30, 2005, agency nursing expense increased


                                    -- 29 --

38.8% to $166,047 for the year ended June 30, 2006 from $119,672 for the year ended June 30, 2005 and other patient related expenses increased to $94,218 for the year ended June 30, 2006 from $45,481 for the year ended June 30, 2005. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness and the start up of the additional 20 bed residential unit in October 2005. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census. (see "Operating Statistics" Part I, Item 1).

     Patient care expenses for the research division increased 33.8% to $2,242,900 for the year ended June 30, 2006 from $1,676,749 for the year ended June 30, 2005. This increase is due to increased study activity. Payroll and related direct care expenses increased 37.0% to $1,763,308 for the year ended June 30, 2006 from $1,287,038 for the year ended June 30, 2005. Patient supplies expense increased 68.3% to $38,770 for the year ended June 30, 2006 from $23,040 for the year ended June 30, 2005. Patient stipends and other patient related expenses increased 23.9% to $453,822 for the year ended June 30, 2006 from $366,671 for the year ended June 30, 2005. These expenses are expected to increase in a direct relationship with the increases in related revenue.

     Cost of contract support services related to Wellplace increased 21.8% to $2,676,340 for the year ended June 30, 2006 from $2,197,518 for the year ended June 30, 2005. This increase is due to the start up costs related to the smoking cessation contract with a major government contractor which started in November 2005. Expenses are expected to increase as new contracts are added. With the exception of depreciation and legal fees, all expenses for Wellplace increased as a result of this contract. Payroll and payroll related expenses increased 27.0% to $1,274,937 for the year ended June 30, 2006 from $1,003,988 for the year ended June 30, 2005.

     Provision for doubtful accounts increased 50.4% to $1,912,516 for the fiscal year ended June 30, 2006 from $1,272,037 for the fiscal year ended June 30, 2005. This increase is primarily the result of the system crash at Harbor Oaks which delayed billing and the processing of payments for more than four months, creating a delay in payments and in appeals processing. The facility continues to collect on these old accounts, which is evident by the lower expense for the facility in the last half of the fiscal year; however, the policy of the Company is to provide an allowance for doubtful accounts based on the age of receivables resulting in higher bad debt expense and a significant increase in the allowance for doubtful accounts.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable. The Company's gross receivables from direct patient care has increased 21.8% to $10,096,061 for the year ended June 30, 2006 from $8,287,365 for the year ended June 30, 2005, the Company believes its reserve of approximately 31% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher contractual adjustments and higher reserves.

     Total administrative expenses, excluding research, increased 16.0% to $11,210,296 for the year ended June 30, 2006 from $9,667,138 for the year ended June 30, 2005. Legal expense decreased 39.0% to $156,054 for the year ended June 30, 2006 from $255,794 for the year ended June 30, 2005, due to the booking of some residual legal fees last year for the North Point litigation settled in fiscal 2004 and legal fees associated with finalizing the collective bargaining agreement for Harbor Oaks Hospital. Administrative salaries increased 14.9% to $3,508,980 for the year ended June 30, 2006 from $3,054,294 for the year ended June 30, 2005. Greater competition for experienced health care administrative staff resulted in these increased salaries. Insurance expense increased 9.7% to $644,882 for the year ended June 30, 2006 from $587,751 for the year ended June 30, 2005 due to general increases in property and liability insurance. Accounting fees, which includes non-audit accounting services, including but not limited to taxes, cost reports and individual contract audits, provided by firms other than our principal audit firm, increased 45.8% to $336,425 for the year ended June 30, 2006 from $230,791 for the year ended June 30, 2005. Fees and licenses expense increased 19.1% to $294,165 for the year ended June 30, 2006 from $247,076 for the year ended June 30, 2005. This increase is due to the Michigan quality assurance assessment fee, which accounted for the majority of the increase. Rent expense increased 17.1% to $1,117,098 for the year ended June 30, 2006 from $953,667 for the year ended June 30, 2005. This increase is due to the opening of the additional 20 residential bed unit at Detroit Behavioral Institute.


                                    -- 30 --

     Total administrative expenses for the research division decreased 8.7% to $2,517,074 for the year ended June 30, 2006 from $2,757,118 for the year ended June 30, 2005. This decrease is due to a decrease in legal expenses, decrease in administrative salaries and a decrease in general insurance costs. Administrative payroll and taxes was the most significant of these changes as it decreased 10.8% to $1,033,160 for the year ended June 30, 2006 from $1,158,394 for the year ended June 30, 2005 due to the closing of the Las Vegas office and a decrease in accrued bonuses.

     Interest expense decreased 7.3% to $606,893 for the year ended June 30, 2006 from $654,871 for the year ended June 30, 2005. This decrease is due to the decrease in outstanding debt of the Company. The prime rate, which remained relatively stable over the last fiscal year, dictates the interest rate on the majority of the Company's long-term debt, therefore, the reduction of interest is only a result of the decrease in outstanding debt.

     The Company's provision for income taxes of $328,610 and $135,969 for the years ended June 30, 2006 and June 30, 2005, respectively, are significantly below the Federal statutory rate of 34% primarily due to the utilization of net operating loss carry-forwards. Total provision for income tax expense for fiscal 2006 and 2005 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. In the past, the Company has provided a significant valuation allowance against its deferred tax asset and recognized a tax benefit of $209,392 in the fiscal year ended June 30, 2005, based on the estimated taxable income for the fiscal year ended June 30, 2006. In the fiscal year ended June 30, 2006, the Company reduced the valuation allowance due to its evaluation of the future likelihood of realization based on past profitability and future expectations of profitability, and recognized 100% of its available tax benefit and eliminated the valuation allowance against the deferred tax asset for federal purposes.

Years ended June 30, 2005 as compared to year ended June 30, 2004

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

     Total net patient care revenue from all facilities increased 16.4% to $26,087,088 for the year ended June 30, 2005 as compared to $22,418,355 for the year ended June 30, 2004. Patient days increased over 6,500 days for the fiscal year ending June 30, 2005 over the fiscal year ended June 30, 2004. In addition, the Company experienced a better payor mix. In December 2004, the Company opened 30 residential beds increasing our available beds from 130 to 160. The contracted rate for these residential beds is lower than that of our other facilities, which negatively impacts our revenue per patient day. Net inpatient care revenue from inpatient psychiatric services increased 24.4% to $18,469,578 for the year ended June 30, 2005 from $14,845,163 for the fiscal year ended June 30, 2004. Net partial hospitalization and outpatient care revenue increased 0.5% to $7,617,510 for the year ended June 30, 2005 from $7,573,192 for the year ended June 30, 2004. This minimal increase is partially a result of the high increase last year triggered by the utilization of these step-down programs by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue increased 261.9% to $4,509,338 for the year ended June 30, 2005 from $1,246,013 for the year ended June 30, 2004. This increase is due to the acquisition of Pivotal Research Centers, LLC, in April 2004. Revenues also increased in our contract support services division, Wellplace, formerly known as Pioneer Development and Support Services ("PDS2"). Wellplace revenues increased 16.2% to $3,466,832 for the year ended June 30, 2005 from $2,984,477 for the year ended June 30, 2004. This increase in revenue is primarily due to


                                    -- 31 --
the increase in the Wayne County call center contract in October 2004. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses, excluding research, increased by $1,327,950, or 11.47%, to $12,905,286 for the year ended June 30, 2005 from $11,577,336 for the year ended June 30, 2004 due to the increase in available beds and resulting increase in patient census at our inpatient facilities. Inpatient census increased by 6,537 patient days, 18%, for the year ended June 30, 2005 compared to the year ended June 30, 2004. Direct patient care payroll and payroll related expenses increased 8.5% to $10,727,317 for the year ended June 30, 2005 from $9,890,125 for the year ended June 30, 2004, food and dietary expense increased 21.0% to $633,869 for the year ended June 30, 2005 from $524,023 for the year ended June 30, 2004, hospital supplies expense increased 6.6% to $51,863 for the year ended June 30, 2005 from $48,667 for the year ended June 30, 2004, laboratory fees increased 5.9% to $160,603 for the year ended June 30, 2005 from $151,697 for the year ended June 30, 2004, laundry expense increased 7.5% to $47,416 for the year ended June 30, 2005 from $44,124 for the year ended June
30, 2004 and agency nursing expense increased 233.7% to $119,672 for the year ended June 30, 2005 from $35,867 for the year ended June 30, 2004. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness and the start up of the additional 30 bed residential unit in December 2004. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census. (see "Operating Statistics" Part I, Item 1).

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

     Although, through increased revenue the Company's gross receivables from direct patient care has increased 13.7% to $8,287,365 for the year ended June 30, 2005 from $7,287,090 for the year ended June 30, 2004, the Company believes its reserve of approximately 24% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections.

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


                                    -- 31 --

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

     Total administrative expenses for the research division increased 332.2% to $2,757,118 for the year ended June 30, 2005 from $637,978 for the year ended June 30, 2004. This increase is due to the expansion of our research division through the acquisition of Pivotal Research Centers, LLC in April 2004. Administrative payroll and taxes increased 524.4% to $1,158,394 for the year ended June 30, 2005 from $185,520 for the year ended June 30, 2004. Comparison in the operating expenses of the research division are not meaningful because of the addition of the operations of Pivotal.

     Interest expense increased 23.2% to $654,871 for the year ended June 30, 2005 from $531,564 for the year ended June 30, 2004. This increase is due to the increase in the prime rate, which dictates the interest rate on the majority of


                                    -- 32 --
the Company's long-term debt. It also reflects the amortization of capitalized costs associated with the refinancing of the Company's debt, which was completed in October 2004 and a penalty associated with the extinguishment of the old debt.

     The Company's income taxes exclusive of deferred income tax benefits of $135,969 and $11,294 for the years ended June 30, 2005 and June 30, 2004, respectively, are significantly below the Federal statutory rate of 34% primarily due to the utilization of net operating loss carry-forwards. Total provision for income tax expense for fiscal 2005 and 2004 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. The Company has provided a significant valuation allowance against its deferred tax asset and recognized a tax benefit of $303,994 based on the estimated taxable income for the fiscal year ended June 30, 2006.

Liquidity and Capital Resources

     As of June 30, 2006, the Company had working capital of $7,477,291, including cash and cash equivalents of $1,820,105, compared to working capital of $4,106,316, including cash and cash equivalents of $917,630 at June 30, 2005.

     Cash provided by operating activities was $3,134,306 for the year ended June 30, 2006, compared to $983,466 for the year ended June 30, 2005. Cash provided by operations in fiscal 2006 consists of the net income of $4,045,482, offset by an increase in total net accounts receivable of $802,945, an increase in prepaid expenses of $343,667, an increase in other assets of $186,817 and a non-cash increase in net deferred tax asset of $1,638,713. These uses of cash from operations were offset by a $611,046 increase in accounts payable, a $471,930 increase in accrued expenses and other liabilities and further offset by non-cash items including depreciation and amortization of $777,419, non-cash interest expense of $65,583 and stock based equity compensation of $134,988.

     Cash used in investing activities in fiscal 2006 consisted of $710,638 in capital expenditures for the acquisition of property and equipment compared to $483,462 in capital expenditures for property and equipment and $62,258 related to the acquisition of Pivotal Research Centers, LLC for the year ended June 30, 2005 (See Note K to the consolidated financial statements included herewith for additional detail regarding the acquisition of Pivotal Research Centers, LLC). The increase was primarily due to the build-out for the additional beds in Michigan and telephone and computer equipment upgrades at several of our operations. The Company expects investment amounts to increase with the purchase and implementation of the Meditech software and the upgrade of hardware to accommodate the software Company wide.

     Cash used in financing activities in fiscal 2006 consisted of $1,623,379 in net debt repayments, $15,000 in deferred financing cost due to the extension of the Company's debt arrangement, $153,799 received from the issuance of common stock and $36,613 paid in the purchase of treasury stock.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2006 accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 11% to $6,995,475 on June 30, 2006 from $6,330,381 on June 30,
2005.  This  increase  is a result of the delay in  billing  and  collecting  of


                                    -- 33 --
receivables at our largest facility, Harbor Oaks Hospital, due to the system crash previously mentioned and increased net revenue. The Company's goal is to reduce receivables or to have any increases result from higher revenues and timing of receivables collection. Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment. Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectable. The Company's collection policy calls for early contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. The Company's collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     In order to facilitate the acquisition of the membership interest in Pivotal Research Centers, LLC in April 2004, the Company determined that it would be in the best interest of the shareholders to finance the cash portion of the purchase price through equity as well as raise additional working capital, since debt with favorable terms was not available. Therefore, the Company offered 2,800,000 shares of Class A Common Stock at $1.10 per share in a private placement. The private placement also included 25% warrant coverage at an exercise price of $1.10 per share with a three-year term and standard anti-dilution features. This offering was completed in two stages. As a result of the first stage of the offering, in March 2004, the Company issued 684,999 shares of Class A Common Stock for $753,500 and warrants to purchase 171,248 additional shares of Class A Common Stock. As a result of the second stage of this offering, in April 2004, the Company issued 1,918,196 shares of Class A Common Stock for $2,110,016 and warrants to purchase 479,549 additional shares of Class A Common Stock. The private placement facilitated the closing of the acquisition without incurring any additional bank debt, and also provided the necessary working capital for Pivotal to execute its business plan.

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2006 are as follows (in thousands):

YEAR ENDING                                         OPERATING  MEDITECH
 June 30        TERM NOTES         CAPITAL LEASES     LEASES   LEASE*   TOTAL**

           Principal  Interest  Principal   Interest  Payments   Payments
 2007       $  909    $133        $ 58       $ 8       $1,525     $134   $2,767
 2008          451      55          52         7        1,520      191    2,276
 2009          195      24           4        .7        1,496      191    1,911
 2010           53      16           4        .2        1,198      118    1,389
 2011          215      12           2        .1          486      118      833
 2012           51       8          --        --          144       30      233
Thereafter      57       3          --        --           --       --       60
            ______    ____        ____       ___       ______     ____   ______
 Total      $1,931    $251        $120       $16       $6,369     $782   $9,469

* The Meditech Lease - Although this master lease for the purchase of the Meditech software was signed in April 2006, no advances were made by the lender prior to year end. The above table includes the scheduled payments on the debt to be incurred based on the lease. (See the Company's report on form 8K dated April 26, 2006, for details regarding the above referenced lease).

** Total does not include the amount due under the revolving credit note of $1,603,368. This amount represents an accounts receivable funding described below and is shown as a current note payable in the accompanying Financial Statements.

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment


                                    -- 34 --
can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of June 30, 2006. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $728,218 which represents the earn out for the Pivotal acquisition through December 31, 2005 net of payments made through June 30, 2006. No payment is due on the $500,000 note as earn-out requirements have not been attained. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $169,648 is included in the schedule above. (See Note K to the consolidated financial statements included in this report for additional details on the Pivotal acquisition)

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000, with a balance of $662,840 at June 30, 2006, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, twelve monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table.

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of June 30, 2006 was $1,603,368. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of June 30, 2006 is not included in the above table.

     During the current fiscal year, the Company amended the above agreement on two separate occasions, first to modify the required covenants to more closely reflect the fluctuations in the Company's normal business flow and second to extend the period of the agreement for an additional year through October 19, 2008.

     The Company has operated ongoing operations profitably for twenty-two consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

     Off Balance Sheet Arrangements

     The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

     Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,995,475 at June 30, 2006 compared with $6,330,381 at June 30, 2005. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2006 and 2005, respectively, and Bad Debt Expense for the years ended June 30, 2006 and 2005:



                                    -- 35 --

                                  Allowance for
                   Accounts Receivable   doubtful accounts  Bad Debt Expense
                   ___________________   _________________  ________________

   June 30, 2006      $10,096,061          $3,100,586         $1,912,516
   June 30, 2005        8,287,365           1,956,984          1,272,037

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

Recent accounting pronouncements

     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities.". The Company does not expect the adoption of SFAS No. 155 to have a material affect on the company's Consolidated Financial Statements.

     In June 2006 the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, (FIN
48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

Financial Risk

o Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with changes in the


                                    -- 36 --
     prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $5,700.
 o Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees. (For additional information see Part II, Item "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                    -- 37 --

Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page F-1 of this Annual Report on Form 10-K


                                                                PAGE

Index                                                           F-1
Reports of Independent Registered Public Accounting Firm        F2-F-3
Consolidated balance sheets                                     F-4
Consolidated statements of operations                           F-5
Consolidated statements of changes in stockholders' equity      F-6
Consolidated statements of cash flows                           F-7 - F-8
Notes to consolidated financial statements                      F-9 - F-32

                                    -- 38 --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.

     We have audited the accompanying consolidated balance sheet of PHC, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2006, and the results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Eisner, LLP


New York, New York
October 12, 2006

                                    -- 39 --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
PHC, Inc.



We have audited the accompanying consolidated balance sheet of PHC, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.




                                             /s/ BDO Seidman, LLP


Boston, Massachusetts
August 23, 2005

                                    -- 40 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

                                                               June 30,
                                                          2006          2005
                                                      ___________    ___________
ASSETS (Note A)
 Current assets:
     Cash and cash equivalents (Note A)               $ 1,820,105    $  917,630

    Accounts receivable, net of allowance for
     doubtful accounts of $3,100,586
     and $1,956,984  at June 30, 2006 and 2005,
     respectively  (Note A)                             6,955,475     6,265,381
    Pharmaceutical research receivables (Note A)        1,470,019     1,414,340
    Prepaid expenses                                      490,655       146,988
    Other receivables and advances (Note A)               751,791       638,654
    Deferred tax assets (Note F)                        3,110,000     1,375,800
                                                      ___________    ___________
         Total current assets                          14,598,045    10,758,793
                                                      ___________    ___________

Accounts receivable, non-current (Note A)                  40,000        65,000
Other receivables (Note A)                                 53,457        84,422
Property and equipment, net (Notes A, B, C, D and K)    1,799,888     1,516,114
Deferred financing costs, net of amortization of
  $106,422 and $62,507  at June 30, 2006
  and 2005, respectively                                  117,023       145,938
Customer relationships, net of amortization of
  $260,000 and $140,000 at June 30, 2006 and 2005,
  respectively (Notes A and K)                          2,140,000     2,260,000
Goodwill (Notes A and K)                                2,664,643     2,648,209
Other assets (Note A)                                     571,931       417,172
                                                      ___________    ___________

      Total assets                                    $21,984,987   $17,895,648
                                                      ============  ============

LIABILITIES
Current liabilities:
    Accounts payable                                  $ 1,518,615   $   907,569
    Current maturities of long-term debt
      (Notes C and K)                                     909,057       769,599
    Revolving credit note (Note C)                      1,603,368     2,385,629
    Deferred revenue                                      385,742        85,061
    Current portion of obligations under capital
      leases (Note D)                                      57,881        29,777
    Accrued payroll, payroll taxes and benefits         1,619,672     1,411,653
    Accrued expenses and other liabilities (Note E)     1,026,419     1,063,189
                                                      ___________    ___________

         Total current liabilities                      7,120,754     6,652,477

Long-term debt, less current maturities
   (Notes C and K)                                      1,021,546     1,900,022
Obligations under capital leases (Note D)                  61,912        12,210
Deferred tax liabilities (Note F)                         325,000       229,000
                                                      ___________    ___________
         Total liabilities                              8,529,212     8,793,709

Commitments and contingent liabilities (Notes D, G, H, I and K)

STOCKHOLDERS' EQUITY (Notes A, G, H, I and K)
Preferred stock, 1,000,000 shares authorized,
   none issued or outstanding                                  --            --
Class A common stock, $.01 par value; 30,000,000
   shares authorized, 17,874,966
   and 17,490,818 shares issued at June 30, 2006
   and 2005, respectively                                 178,749       174,908
Class B common stock, $.01 par value; 2,000,000 shares
   authorized, 775,760 and 776,991 issued and
   outstanding at June 30, 2006 and 2005, respectively,
    each convertible into one share of class A common
    stock                                                   7,758         7,770
Additional paid-in capital                             23,718,197    23,377,059
Treasury stock, 199,098 and 181,738 class A common
  shares at cost at June 30, 2006
       and 2005, respectively.                           (191,700)     (155,087)
Accumulated deficit                                   (10,257,229)  (14,302,711)


                                                      ___________    ___________
    Total stockholders' equity                         13,455,775     9,101,939
    Total liabilities and stockholders' equity        $21,984,987   $17,895,648
                                                      ===========   ============


See accompanying notes to consolidated financial statements.
                                                                             F-4
                                    -- 41 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations

                                                For the Years Ended June 30,
                                            2006           2005           2004
                                            ____           ____           ____
Revenues: (Note A)
  Patient care, net                      $27,861,701  $26,087,088   $22,418,355
  Pharmaceutical study                     5,799,815    4,509,338     1,246,013
  Contract support services                4,351,576    3,466,832     2,984,477

      Total revenues                      38,013,092   34,063,258    26,648,845
                                         ___________   ___________   ___________
Operating expenses:
  Patient care expenses                   14,269,540   12,905,286    11,577,336
  Patient care expenses, pharmaceutical    2,242,900    1,676,749       845,291
  Cost of contract support services        2,676,340    2,197,518     2,391,660
  Provision for doubtful accounts          1,912,516    1,272,037     1,355,770
  Administrative expenses                 11,210,296    9,667,138     9,695,274
  Administrative expenses, pharmaceutical  2,517,074    2,757,118       637,978
                                         ___________   ___________   ___________

      Total operating expenses            34,828,666   30,475,846    26,503,309
                                         ___________   ___________   ___________
Income from operations                     3,184,426    3,587,412       145,536
                                         ___________   ___________   ___________

Other income (expense):
  Interest income                             68,397       73,176        44,731
  Interest expense                          (606,893)    (654,871)     (531,564)
  Other income, net                           89,449       76,760        95,588
                                         ___________   ___________   ___________
       Total other expense, net             (449,047)    (504,935)     (391,245)
                                         ___________   ___________   ___________
Income (loss) before income taxes          2,735,379    3,082,477      (245,709)
Benefit from (provision for) income
   taxes (Notes A and F)                   1,310,103       73,423       (11,294)
                                         ___________   ___________   ___________
       Net income (loss)                 $ 4,045,482  $ 3,155,900   $  (257,003)
                                         ===========  ===========   ============
Basic net income (loss) per common share
  (Note A)                               $      0.22  $      0.18   $     (0.02)
                                         ===========  ===========   ============
Basic weighted average number of
   shares outstanding (Note A)            18,213,901   17,574,678    14,731,395
                                         ===========  ===========   ============
Fully diluted net income (loss) per
   common share (Note A)                 $      0.21  $      0.17   $     (0.02)
                                         ===========  ===========   ============
Fully diluted weighted average number of
      shares outstanding (Note A)         19,105,193   18,364,076    14,731,395
                                         ===========  ===========   ============


See accompanying notes to consolidated financial statements.
                                                                             F-5

                                    -- 42 --

PHC, INC. AND SUBSIDIARIES Consolidated Statements of Changes In Stockholders' Equity (Notes A, G, H, I and K)
                                  Class A             Class B        Additional
                                Common Stock        Common Stock      Paid-in
                               Shares    Amount    Shares   Amount    Capital
                            _________   ________   ________  ______   __________

Balance - June 30, 2003     13,437,067  $134,371  $726,991  $7,270  $19,147,604

Costs related to private
  placements                        --        --        --      --      (46,578)
Issuance of shares for
  options exercised             46,165       461        --      --       50,169
Issuance of warrants
  for services                      --        --        --      --       76,664
Shares issued for employee
  bonuses                       11,016       110        --      --       10,279
Issuance of shares for
  warrants exercised           155,000     1,550        --      --       95,050
Issuance of employee stock
   purchase plan shares          8,238        83        --      --        6,383
Purchase of shares from
  former employee                   --        --        --      --           --
Net value of repriced options       --        --        --      --        5,425
Forgiveness of stock purchase
  debt                              --        --        --      --           --
Private placement             2,660,01    26,600        --      --    2,899,414
Shares issued in acquisition   427,350     4,273        --      --      495,727
Conversion of debt into Class
  B common stock                    --        --    50,000     500       51,500
Net loss year ended June
  30, 2004                 ____________________________________________________

Balance - June 30, 2004     16,744,848   167,448   776,991   7,770   22,791,637

Costs related to private
  placements                        --        --        --      --      (30,000)
Issuance of shares for
  options exercised            104,750     1,048        --      --      102,365
Non-cash value of warrant
  issued in connection with
  long term debt                    --        --        --      --      167,185
Non-cash value of shares
  issued for employee
  bonuses                        9,472        95        --      --        9,140
Issuance of shares for
  warrants exercised           626,768     6,267        --      --      302,337
Issuance of employee stock
  purchase plan shares           4,980        50        --      --        7,370
Purchase of shares from former
  employee                          --        --        --      --           --
Value of acceleration of
  certain stock options             --        --        --      --       27,025
Net income year ended June 30,
  2005                              --        --        --      --           --
                            ____________________________________________________

Balance - June 30, 2005     17,490,818   174,908   776,991   7,770   23,377,059

Stock options issued for
  compensation                      --        --        --      --      116,425
Purchase of treasury shares
  from former employee              --        --        --      --           --
Issuance of shares for
  warrants exercised            98,473       984        --      --       51,466
Issuance of shares for
  options exercised            269,827     2,698        --      --       81,379
Common shares issued as
    compensation                 2,000        20        --      --        5,640
Disgorgement                        --        --        --      --          112
Value of acceleration of
  certain stock options             --        --        --      --        9,875
Non-cash value of warrant
  issued in connection with
  an acquisition                    --        --        --      --       56,180
Conversion from Class B to
  Class A                        1,231        12    (1,231)    (12)          --
Issuance of employee stock
   purchase plan shares         12,617       127        --      --       20,061
                            ____________________________________________________
Net income year ended June
  30,2006                           --        --        --      --           --
                            ____________________________________________________

Balance - June 30, 2006     17,874,966  $178,749   775,760  $7,758  $23,718,197
                            ========== =========  ======== =======  ===========

See accompanying notes to consolidated financial statements.

                                    -- 43 --

Consolidated Statements of Changes In Stockholders' Equity (Notes A, G, H, I and
K)

                                                     Notes
                                  Class A          Receivable
                               Treasury Stock     Common Stock   Accumulated
                              Shares     Amount     Purchase       Deficit      Total
                              ______     ______    _________     __________     _____

Balance - June 30, 2003        97,804  $ (72,380)   (80,000)  $(17,201,608)  $1,935,257

Costs related to private
   placements                      --         --         --             --      (46,578)
Issuance of shares for
  options exercised                --         --         --             --       50,630
Issuance of warrants for
  services                         --         --         --             --       76,664
Shares issued for employee
  bonuses                          --         --         --             --       10,389
Issuance of shares for
  warrants exercised               --         --         --             --       96,600
Issuance of employee stock
   purchase plan shares            --         --         --             --        6,466
Purchase of shares from former
   employee                    70,332    (68,827)        --             --      (68,827)
Net value of repriced options      --         --         --             --        5,425
Forgiveness of stock purchase
  debt                             --         --     80,000             --       80,000
Private placement                  --         --         --             --    2,926,014
Shares issued in acquisition       --         --         --             --      500,000
Conversion of debt into class
  B common stock                   --         --         --             --       52,000
Net loss-year ended June 30, 2004  --         --         --       (257,003)    (257,003)
                               _________________________________________________________

Balance - June 30, 2004       168,136   (141,207)        --    (17,458,611)   5,367,037

Costs related to private
   placements                      --         --         --             --      (30,000)
Issuance of shares for options
   exercised                       --         --         --             --      103,413
Non-cash value of warrant
  issued in connection with
  long term debt                   --         --         --             --      167,185
Non-cash value of shares issued
   for employee bonuses            --         --         --             --        9,235
Issuance of shares for warrants
   exercised                       --         --         --             --      308,604
Issuance of employee stock
   purchase plan shares            --         --         --             --        7,420
Purchase of shares from former
   employee                    13,602    (13,880)        --             --      (13,880)
Value of acceleration of
  certain stock options            --         --         --             --       27,025
Net income-year ended June 30,
  2005                             --         --         --      3,155,900    3,155,900
                               _________________________________________________________
Balance - June 30, 2005       181,738   (155,087)        --    (14,302,711)   9,101,939

Stock options issued as
compensation                       --         --         --             --      116,425
Purchase of treasury shares
  from former employee         17,360    (36,613)        --             --      (36,613)
Issuance of shares for
  warrants exercised               --         --         --             --       52,450
Issuance of shares for
  options exercised                --         --         --             --       84,077
Common shares issued as
    compensation                   --         --         --             --        5,660
Disgorgement                       --         --         --             --          112
Value of acceleration of certain
   stock options                   --         --         --             --        9,875
Non-cash value of warrant issued
   in connection with an
   acquisition                     --         --         --             --       56,180
Conversion from Class B to
  Class A                          --         --         --             --           --
Issuance of employee stock
   purchase plan shares            --         --         --             --       20,188
                               _________________________________________________________
Net income year ended June 30,
   2006                            --         --         --      4,045,482    4,045,482
                               _________________________________________________________


Balance - June 30, 2006       199,098  $(191,700)  $     --   $(10,257,229) $13,455,775
                              =======   =========   =======    ============ ===========

                                                                             F-6
See accompanying notes to consolidated financial statements.
                                     -- 44 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                               For the Years Ended June 30,
                                            2006          2005          2004
                                        ___________    ___________   __________
Cash flows from operating activities:
  Net income (loss)                      $4,045,482    $3,155,900    $(257,003)
  Adjustments to reconcile net
    income (loss) to net cash
    provided  by (used in) operating
    activities:
      Depreciation and amortization         777,419       511,211      321,835
      Non-cash interest expense              65,583        51,080           --
      Deferred income taxes              (1,638,713)     (303,994)     (34,199)
      Stock based compensation              134,988       105,681       99,498
      Change in allowance for doubtful
        accounts                          1,143,602       (68,904)    (322,557)
      Fair value of warrants issued in
        exchange for services                    --            --       25,356
  Changes in operating assets and
    liabilities:
      Accounts and other receivables     (1,946,547)   (2,183,027)    (408,983)
      Prepaid expenses and other current
        assets                             (343,667)       21,554      (99,001)
      Other assets                         (186,817)      (92,044)    (135,904)
      Accounts payable                      611,046      (754,011)     813,077
      Accrued expenses and other
        liabilities                         471,930       540,020     (126,507)
                                        ___________    ___________   __________
          Net cash provided by
            (used in) operating
             activities                   3,134,306       983,466     (149,744)
                                        ___________    ___________   __________

Cash flows from investing activities:
      Acquisition of property and
        equipment                          (710,638)     (483,462)    (193,185)
      Costs related to business
        acquisition (Note K)                     --       (62,258)  (2,191,697)
                                        ___________    ___________   __________
          Net cash used in investing
             activities                    (710,638)     (545,720)  (2,384,882)
                                        ___________    ___________   __________
Cash flows from financing activities:
      Proceeds from repayment on
        revolving debt, net                (782,261)      671,249      610,819
      Proceeds from borrowings on
        long term debt                       17,551     1,430,154       49,633
       Principal payments on
        long-term debt                     (858,669)   (2,307,709)    (987,832)
       Deferred financing costs             (15,000)     (208,445)       4,000
       Purchase of treasury stock           (36,613)      (13,880)     (68,827)
       Proceeds from issuance of
        common stock, net                   153,799       313,692    3,026,665
                                        ___________    ___________   __________
          Net cash (used in) provided
             by financing activities     (1,521,193)     (114,939)   2,634,458
                                        ___________    ___________   __________

Net increase in cash and cash
  equivalents                               902,475       322,807       99,832
Cash and cash equivalents, beginning
  of year                                   917,630       594,823      494,991
                                        ___________    ___________   __________

Cash and cash equivalents, end of year  $ 1,820,105    $  917,630    $ 594,823
                                        ===========    ===========   ==========

Supplemental cash flow information:
    Cash paid during the period for:
           Interest                     $   606,893    $  652,582    $ 452,454
                                        ===========    ==========    =========
           Income taxes                 $   296,100    $  123,150    $  35,986
                                        ===========    ==========    =========

                                                                            F-7
See accompanying notes to consolidated financial statements.

                                    -- 45 --

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)


                                               For the Years Ended June 30,
                                            2006          2005          2004
                                        ___________    ___________   __________
  Supplemental disclosures of non-cash
       investing and financing activities:
     Conversion of debt into common
        stock                              $     --    $   14,250    $  52,000
     Issuance of common stock in
        cashless exercise of options            186            --       15,000
     Issuance of common stock in
        cashless exercise of warrants           380         3,229           --
     Pivotal Acquisition Note A earn out
        adjustments recorded (Notes C & K)  (39,746)    1,169,832           --
     Value of warrants issued with debt
        recorded as debt discount                --       167,185           --
     Value of warrants issued in
        connection with the Pivotal
        Acquisition                          56,180            --           --
     Obligations under capital leases       154,069            --           --
                                           ________    __________    __________


See accompanying notes to consolidated financial statements.

                                    -- 46 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

     PHC, Inc. (the "Company") is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

     (1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eight psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed residential facility and six outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, two in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

     (2) Pharmaceutical research study services, including four clinic study sites: two in Arizona, in Peoria and Mesa, one Michigan location in Royal Oak, Michigan and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research;

     (3) Call center and help line services (contract services), including two call centers, one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads and a call center contract with Wayne County
          Michigan. The call centers both operate under the brand name Wellplace; and

     (4) Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website, Wellplace.com.

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

                                    -- 47 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

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

     Medicaid reimbursements are based on established rates depending on the level of care provided and are adjusted prospectively. Effective for fiscal years beginning after January 1, 2005, the prospective payment system ("PPS") was brought into effect for all Psychiatric services paid through the Medicare program. The new system changed the TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to the new variable per diem-based system. The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from "Center for Medicare and Medicaid Services, ("CMS's"), administrative data base (cost reports and claims data). Patient-specific characteristics include, but are not limited to, principal diagnoses, comorbid conditions, and age. Facility specific variables include an area wage index, rural setting, and the extent of teaching activity. This change is being phased in over three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates, 75/25, 50/50, and 25/75, respectively.

     For the fiscal year ended June 30, 2006, Medicare reimbursements rates were based 75% on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare and 25% on the new prospective payment rates. The Company will continue to file cost reports to Medicare to determine the new TEFRA portion of the rate for the following year. These cost reports are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 46%, 21% and 23% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2006, 2005 and 2004, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. The Company is unable to estimate any future adjustment at this time but past adjustments have not been material to the financial statement.

     Patient care revenue is recognized as services are rendered, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Pre -admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient. Revenue is not recognized for emergency provision of services for indigent patients until authorization for the services can be obtained. As of June 30, 2006, the Company has no outstanding balance in other receivables, due as a result of cost report settlements.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Each study calls for a participant to complete a specific number of visits in order to validate the study. While some studies require all visits to be complete before any services can be billed, most studies will allow billing for each visit once the participant is randomized, or identified as a meeting all study criteria,

                                    -- 48 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Revenues and accounts receivable (continued):

even if the participant does not complete the study. Where a contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program. Advance payment provided by the pharmaceutical companies is recorded as deferred revenue until study receivables are produced based on the above criteria. The Company expects to complete the studies related to the deferred revenue within the next fiscal year.

     Contract support service revenue is a result of fixed fee contracts to provide telephone support. Revenue for these services is recognized ratably over the service period.

     Long-term assets include accounts receivable non-current, other receivables and other assets. Accounts receivable, non-current consists of amounts due from former patients for service. This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the Company or its collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Reserves are provided for accounts of former patients that do not comply with these supplemental payment agreements and accounts are written off when deemed unrecoverable. Other receivables included as long-term assets include the non-current portion of loans provided to employees and amounts due on a contractual agreement.

     Charity care amounted to approximately $150,511, $242,385 and $147,096 for the years ended June 30, 2006, 2005 and 2004, respectively. Patient care revenue is presented net of charity care in the accompanying consolidated statements of operations.

     The  Company  had  accounts   receivable  from  Medicaid  and  Medicare  of
approximately $1,786,000 at June 30, 2006 and $1,257,000 at June 30, 2005.

Estimates and assumptions:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid and the realization of deferred tax benefits represent a significant portion of the estimates made by management.

Reliance on key clients:

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact the Company's ability to meet its fixed costs. The Company has entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to the Company for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of the Company's total revenue is derived from these clients for all periods presented. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company's consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue and attendant losses.

                                                                            F-11
                                    -- 49 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents:

     Cash  equivalents   include   short-term  highly  liquid  investments  with
maturities of less than three months when purchased.

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using accelerated and straight-line methods. The estimated useful lives are as follows:

                                      Estimated
        Assets                       Useful Life
        ______                       ___________
    Buildings                         39 years
    Furniture and equipment           3 through 10 years
    Motor vehicles                    5 years
    Leasehold improvements            Lesser of useful life or term of lease
                                        (2 to 10 years)

Other assets:

     Other assets consists of deposits, deferred expenses, licensure fees and advances.

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2006.

Goodwill and other intangible assets:

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets represent fair values determined by Company analysis. Such valuations require the Company to make significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

                                    -- 50 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and other intangible assets (continued):

     Customer relationships, acquired as a part of the assets acquired in the membership interest purchase of Pivotal Research Centers, LLC, (Note K) are used to acquire new studies on an ongoing basis. Since there is no true "consumption" of the relationship that can be defined the asset is being amortized, using the straight-line method, over an estimated useful life of twenty years. Amortization expense of intangible assets, which amounted to $120,000 and $20,000 for the fiscal years ended June 30, 2006, 2005, and 2004 respectively, is included in administrative expenses in the accompanying consolidated statement of operations. The following is a summary of expected amortization expense of intangible assets for the succeeding fiscal years and thereafter as of June 30, 2006:

                      Year Ending
                      June 30,              Amount
                      ___________           ______

                       2007               $  120,000
                       2008                  120,000
                       2009                  120,000
                       2010                  120,000
                       2011                  120,000
                       thereafter          1,540,000
                                           _________
                                          $2,140,000
Goodwill:

     SFAS No. 142, "Goodwill and Other Intangible Assets", requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 required that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

     The Company's goodwill of $969,099 relating to the treatment services reporting unit of the Company and $1,695,544 related to the research study services reporting unit of the Company were evaluated under SFAS No. 142 as of June 30, 2006. As a result of the evaluation, the Company determined that no impairment exists. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS No. 142.

Fair value of financial instruments:

     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable, accrued expenses and long term dabt approximate fair value based on their short-term maturity and prevailing market variable interest rates.

Basic and diluted income (loss) per share:

     Income (loss) per share is computed by dividing the income applicable to common shareholders, net of dividends charged directly to retained earnings, by the weighted average number of shares of common stock outstanding for each


                                                                            F-13
                                    -- 51 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted income (loss) per share: (Continued)

fiscal year. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2006 and 2005. Any increase in number of shares of common stock equivalents for the year ended June 30, 2004 would be anti-dilutive based on the loss for that year and therefore not included.

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                   Years Ended June 30,
                                             2006          2005         2004
                                             ____          ____         ____
     Weighted average shares
       outstanding - basic                18,213,901    17,574,678   14,731,395

     Employee stock options                  510,731       530,896           --
     Warrants                                380,561       258,502           --
                                          __________    __________   ___________
     Weighted  average  shares
       outstanding  - fully
       diluted                            19,105,193    18,364,076   14,731,395
                                          ==========    ==========   ==========

     The following table summarizes securities outstanding as of June 30, 2006, 2005 and 2004, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                                    Years Ended June 30,
                                             2006          2005         2004
                                             ____          ____         ____

     Employee stock options                  253,500        32,500      945,000
     Warrants                                     --       471,360    1,415,357
     Convertible debentures                       --            --     125,000
                                          __________    __________   ___________
          Total                              253,500       503,860    2,485,357
                                          ==========    ==========   ==========
Income taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance. As a result of this assesment, during fiscal 2006, the Company, eliminated 100% of the Federal deferred tax valuation allowance.

                                                                            F-14
                                    -- 52 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company's stock compensation is accounted for as equity instruments and there have been no liability awards granted.

     At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there is no unrecognized expense of these options and the expense recorded in the year ended June 30, 2006 is for options issued and vested during that period. The unrecognized expense of awards not yet vested will be recognized in net income in the periods in which they vest. Under the provisions of SFAS 123R, the Company recorded $126,300 of stock-based compensation on its consolidated statement of operations for the year ended June 30, 2006, which is included in administrative expenses as follows:

                                              Year ended June 30,
                                                      2006

              Directors fees                   $    21,000
              Employee compensation                105,300
                                               ___________
                   Total                       $   126,300
                                               ===========

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans was $2.42, $.63 and $.46 for the years ended June 30, 2006, 2005 and 2004, respectively, using the following assumptions:

                                                                            F-15
                                    -- 53 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)

                                                   June 30,
                                           2006         2005         2004
                                          _____________________________________

  Risk free interest rate                  4.45%        4.00%        4.00%
  Expected dividend yield                    --           --            --
  Expected lives                           5-10 years   5-10 years   5-10 years
  Expected volatility                      47.27%       45%          30%
  Weighted average value of grants
    per share                             $2.42        $.63         $ .46
  Weighted average remaining contractual
    life of options outstanding (years)    3.65         3.70         4.05

     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate on the date of grant. The expected life was calculated using the Company's historical experience for the expected term of the option.

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

     For the years ended June 30, 2005 and 2004 in the accompanying financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FIN No. 44. The Company had elected to use the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"; and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have decreased (increased) to the pro forma amounts indicated as follows:

                                                                            F-16
                                    -- 54 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)
                                                        Year Ended June 30,
                                                     2005              2004
                                                 ______________________________

  Net income (loss), as reported                 $ 3,155,900        $ (257,003)
  Add:  Stock-based employee compensation
     expense included in reported net income
     (loss), net of related tax effects              105,681            74,142
  Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related taxes    (298,084)         (134,630)
                                                 ____________      ____________
  Pro forma net income (loss)                     $2,963,497        $ (317,491)
                                                 ============      ============
  Earnings (loss) per share:
               Basic - as reported               $      0.18        $    (0.02)
                                                 ============      ============
               Basic - pro forma                 $      0.17        $    (0.02)
                                                 ============      ============
               Diluted - as reported             $      0.17        $    (0.02)
                                                 ============      ============
               Diluted - pro forma               $      0.16        $    (0.02)
                                                 ============      ============
Reclassifications:

     Certain June 30, 2005 and 2004 amounts have been reclassified to be consistent with the June 30, 2006 presentation.

Recent accounting pronouncements:

     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities.". The company does not expect the adoption of SFAS No. 155 to have a material affect on the company's Consolidated Financial Statements.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an
interpretation of FASB Statement No. 109, (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

                                                                            F-17
                                    -- 55 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2005

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

                                                     As of June 30,
                                               2006                2005
                                           ___________________________________

Land                                        $   69,259          $   69,259
Buildings                                    1,136,963           1,136,963
Furniture and equipment                      2,048,006           1,610,327
Motor vehicles                                 174,302             174,302
Leasehold improvements                       1,224,624             816,197
                                            __________         ___________
                                             4,653,154           3,807,048
Less accumulated depreciation and
  amortization                               2,853,266           2,290,934
                                            __________         ___________
Property and equipment, net                 $1,799,888          $1,516,114
                                            ===========        ===========


NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                         As of June 30,
                                                        2006           2005
                                                      ________________________
Pivotal acquisition note (Note A) due in 16
  quarterly principal installments, plus interest
  at 6% per annum, beginning  January 2005. The
  principal on this $1,000,000 note was increased
  by $40,000 on January 1, 2005 for accrued
  interest through December 31, 2004 and is
  subject to two annual adjustments based on
  earnings. The first earn out adjustment of
  $169,832 was added to the note on February 1,
  2005. Current quarterly payments are $76,322
  plus accumulated interest at 6% per annum.           $728,218     $1,068,510
Term mortgage note payable with monthly principal
  installments  of $25,000  beginning November
  2004 through October 2005 and increasing
  annually by $12,500 through October 1, 2007
  at which time the remaining balance becomes
  due.  The note bears interest at prime (6.25%
  at June 30, 2006) plus 3.5% and is
  collateralized by all of the assets of the
  Company and its material subsidiaries  except
  Pivotal Research Centers, Inc.                        662,840      1,019,612
9% mortgage note due in monthly installments of
   $4,850 including interest through July 1, 2012,
   when the remaining principal balance is payable,
   collateralized by a first mortgage on the PHC
   of Virginia, Inc, Mount Regis Center facility.       302,273        331,808
Note  payable in conjunction with the earn out of the
   Pivotal  Research Centers,  LLC  acquisition.
   Minimum  payment amount  $200,000 in class A
   common stock due March 2009 interest imputed at
   6%. (Note K)                                         169,648        159,793
Note payable due in monthly installments of $578
   including interest at 5.9% through May 2010.          23,746         29,108
Note payable due in monthly  installments  of $555
   including interest at 3.9% through March 2010.        23,180         28,811

                                    -- 56 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt is summarized as follows: (continued)
                                                           As of June 30,
                                                        2006           2005
                                                        ____________________
Note payable due in monthly  installments
   of $775 including  interest at 3.9%
   through October 2008.                                20,698         28,998
Note payable due in monthly installments
   of $665 including interest at 10.8 %
   through November 2005.                                   --          2,981
                                                      _________     __________
                  Total                               1,930,603     2,669,621
Less current maturities                                 909,057       769,599
                                                      _________     __________
Long-term portion                                   $ 1,021,546    $ 1,900,022
                                                    ===========    ===========

Maturities of long-term debt are as follows as of June 30, 2006:

                 Year Ending
                 June 30,                     Amount
                 ________________          _________
                 2007                      $ 909,057
                 2008                        450,853
                 2009                        194,528
                 2010                         52,816
                 2011                        215,893
                 Thereafter                  107,456
                                          __________
                                          $1,930,603

     In October 2004, the Company refinanced its revolving credit note under which a maximum of $3,500,000 may be outstanding at any time. The outstanding balance on this note was $1,603,368 and $2,385,629 at June 30, 2006 and 2005, respectively. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (6.25% at June 30, 2006) plus 2.25%, but not less than 6.75%. The initial term of the agreement is for three years, renewable for two additional one year terms. In November 2005, by mutual agreement, the Company and the lender extended the Agreement through October 2008. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company's subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC.

     As of June 30, 2006, the Company was in compliance with all of its financial covenants under the revolving line of credit note.


NOTE D - CAPITAL LEASE OBLIGATION

     At June 30, 2006, the Company was obligated under various capital leases for equipment providing for aggregate monthly payments of approximately $4,600 and terms expiring from June, 2008 through June 2011.

                                                                            F-19
                                    -- 57 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE D - CAPITAL LEASE OBLIGATION (CONTINUED)

     The carrying value of assets under capital leases included in property and equipment is as follows:
                                                          June 30,
                                                    2006           2005
                                                ____________________________

         Equipment and improvements              $ 287,099       $ 131,989
         Less accumulated amortization            (168,869)        (95,446)
                                                 __________     __________
                                                 $ 118,230       $  36,543
                                                 ==========     ==========

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2006:

           Year Ending June 30,
           2007                                             $65,546
           2008                                              58,157
           2009                                               4,572
           2010                                               4,572
           2011                                               2,666
                                                            _______
           Future minimum lease payments                    135,513
           Less amount representing interest                 15,720

           Total future principle payments                  119,793
           Less current portion                              57,881
                                                            _______
           Long-term obligations under capital leases       $61,912
                                                            =======

     In addition to the above capital lease obligations, on April 20, 2006, in conjunction with the agreement the Company entered into with Medical Information Technologies, Inc., ("Meditech"), as disclosed in the Company's report on form 8-K filed with the Securities and Exchange Commission on April 26, 2006, the Company signed a Master Lease Agreement with Bank of America to finance the acquisition of the software and the required hardware which will provide the Company with enhanced billing, collection and clinical reporting capabilities.

     Future minimum lease payments under the terms of this master lease are as follows at June 30, 2006:

    Year Ending June 30,
    2007                                                      $134,125
    2008                                                       191,206
    2009                                                       191,206
    2010                                                       118,425
    2011                                                       118,425
    Thereafter                                                  29,606
                                                             _________
    Future minimum lease payments                              782,993
    Less amount representing interest                          120,561
                                                             _________
    Total future principle payments on the
      master lease                                             662,432
    Less current portion                                        87,861
                                                             _________
    Long-term principle obligation under the master lease     $574,571
                                                             =========

     As of June 30, 2006 no funds had been advanced on these leases. During the first quarter of fiscal 2007, the Company has now been advanced funds for the purchase of hardware and has begun making payments according to the above schedule. The expected date of completion of the hardware installation is November 1, 2006 and the software is April 1, 2007.

                                    -- 58 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE E - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                             June 30
                                                     2006             2005
                                                  ___________________________

    Accrued professional fees                    $  249,260       $  767,592
    Accrued operating expenses                      522,063          284,181
    Income tax payable                              255,096           11,416
                                                  _________       __________

                               Total             $1,026,419       $1,063,189
                                                 ===========      ==========

NOTE F - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                       Years Ended June 30,
                                                        2006           2005
                                                  ___________________________
    Deferred tax asset:
      Allowance for doubtful accounts               $ 1,179,000    $  744,000
      Depreciation                                      261,000       120,000
      Reserves not currently deductible and other            --            --
      Difference between book and tax bases of
        intangible assets                                 8,000         9,000
      Operating loss carryforward                     1,837,000      3,094,00
                                                    ___________    ___________
            Gross deferred tax asset                  3,285,000     3,967,000
                                                    ___________    ___________
      Less:
        Valuation allowance                            (175,000)   (2,291,200)
                                                    ___________    ___________
      Deferred tax asset                              3,110,000     1,375,800
                                                    ___________    ____________
          Current portion                            (3,110,000)   (1,375,800)
                                                    ___________    ___________
            Long-term portion                       $        --    $       --
                                                    ===========    ===========
       Deferred tax liability:
         Difference between book and tax bases
           of intangible assets                     $  (325,000)   $ (229,000)
                                                    ___________    ___________
       Net deferred tax liability                   $  (325,000)   $ (229,000)
                                                    ===========    ===========

                                    -- 59 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

     NOTE F - INCOME TAXES (CONTINUED)

     The components of the income tax provision (benefit) for the years ended June 30, 2006, 2005, and 2004 are as follows:

                                             2006        2005            2004
                                           ___________________________________
      Current
         Federal                        $   78,399      $     --     $      --
         State                             250,211       230,571        45,493
                                           328,610       230,571        45,493
                                           _______     _________     _________
       Deferred
         Federal                        $(1,467,302)    (235,595)           --
         State                            (171,411      (68,399)      (34,199)
                                        __________     _________     _________
                                        (1,638,713)     (303,994)      (34,199)

       Income tax provision (benefit)   $1.310,103      $(73,423)    $  11,294
                                        __________     _________     _________

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2006, 2005 and 2004 is as follows:

                                             2006         2005         2004
                                           ___________________________________
       Income tax provision at federal
         statutory rate                      34.0%        34.0%        34.0%
       Increase (decrease) in tax
         resulting from:
       State tax provision, net of
              federal benefit                 4.7%         4.5%         4.5%
            Non-deductible expenses           1.7%         1.0%         1.0%
            Other, net                         --          1.5%        (5.0%)
            Valuation allowance             (88.3%)      (43.0%)      (34.0%)
                                           ________      _______      _______
       Effective income tax rate            (49.9%)       (2.0%)        1.0%
                                           =========     =======      =======

     At June 30, 2006, the Company had a federal net operating loss carryforward amounting to approximately $4,548,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The Federal carryforward expires beginning in 2011 through 2024. The Company has provided a valuation allowance ($175,000) against its state net operating loss carryforwards ($4,375,000) due to the uncertainty of the utilization of these net operating loss carryforwards.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance changed by ($2,416,200), ($2,076,994) and 608,801 for the years ended June 30, 2006, 2005 and 2004 respec6tively.

     In the past, the Company has provided a significant valuation allowance against its deferred tax asset based on the projections for the next fiscal year. During the fiscal year ended June 30, 2006, the Company recognized 100% of the tax benefit associated with the federal loss carry forwards based on the Company's future projections.

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

     The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through September 2011. Rent expense for the years ended June 30, 2006, 2005 and 2004 was approximately $1,695,000, $1,484,000 and $1,035,000, respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2006 are as follows:

                                    -- 60 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

 NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)


                          Year Ending
                            June 30,               Amount

                          2007                 $ 1,524,688
                          2008                   1,519,616
                          2009                   1,495,551
                          2010                   1,198,459
                          2011                     486,249
                          Thereafter               144,291
                                              ____________
                                               $ 6,368,854

     In addition to the above leases, during the fiscal year ended June 30, 2006, the Company entered into a lease agreement to lease the Seven Hills Hospital property, a 60-bed psychiatric hospital located in Las Vegas, Nevada, with initial rent payments of $68,351 per month beginning upon completion of the building estimated to be in the quarter ending March 31, 2007. In addition to the 10-year lease on the property, the Company also has an option to purchase a 50% membership interest in the property.

Contingent Notes Payable:

     In conjunction with the acquisition of Pivotal Research Centers,  LLC (Note
K), the Company signed three notes with face amounts of $1,000,000, $500,000 and $1,000,000. The ultimate amount payable under these notes is based on the future earnings of the acquired entity. Since all but $200,000 was contingent on future earnings, only $200,000 less imputed interest was recorded as a liability as of June 30, 2004 as stipulated in SFAS No. 141. In December 2004 the first earn-out period ended and resulted in the recording of $1,209,832 as a liability. On April 1, 2006 the second earn-out adjustment was made to this note. This adjustment resulted in the reduction of the liability of $39,746 as earn-out targets were not met for the calendar year ended December 31, 2005. The earn-outs are recorded as a change in the purchase price and effect goodwill. (See Note K for discussion of the terms of these notes.)

Litigation:

     The Company is a party in two separate actions between a former employee who was terminated and filed a claim for wrongful termination and a breach of contract on an indemnification claim against the same terminated employee where the company is the plaintiff. Both matters are being resolved through binding arbitration and awards in either case will offset. The outcome of the two actions together cannot be determined at this time, but management does not expect the outcome to have a material adverse effect on the financial position or results of operations of the Company.

     The Company is subject to various claims and legal action that arise in the ordinary course of business. In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse affect on its financial condition or results of operations.

Other:

     On December 20, 2004, Harbor Oaks Hospital experienced a loss due to a flood at the facility. The physical damage has been repaired and the claim for that damage has been paid. The Company subsequently filed a claim for lost business income as allowed by the insurance policy. The outcome of this claim is not estimable at this time.

                                    -- 61 --

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

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

Stock Plans

     The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors' stock option plan, and three expired plans, the 1993 Employee and Directors Stock Option plan, the 1995 Non-employee Directors' stock option plan and the 1995 Employee Stock Purchase Plan.

                                    -- 62 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

     The stock option plan dated December 2003 and expiring December 2013, provides for the issuance of a maximum of 1,300,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options. As of June 30, 2006, 703,750 options were granted under this plan.

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan"), which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period to encourage stock ownership by all eligible employees. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan. On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan which expired on October 18, 2005. A maximum of 500,000 shares may be issued under the January 2006 plan. As of June 30, 2006, no shares hae been issued under this plan. The new plan is identical to the old plan and expires on January 31, 2016. As of June 30, 2006, a total of 157,034 shares of Class A Common Stock have been issued under the 1995 plan. Fourteen employees are participating in the current offering period under the new plan, which began on February 1, 2006 and will end on January 31, 2007.

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2006, options for 145,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors' stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. As of June 30, 2006, a total of 100,000 options were issued under the plan. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval.

     Under the above plans, at June 30, 2006, 1,373,750 shares were available for future grant or purchase.

     The Company had the following activity in its stock option plans for fiscal 2006, 2005 and 2004:
                                       Weighted-Average
                      Number                       Remaining
                        of         Exercise       Contractual      Aggregate
                      Shares         Price            Term      Intrinsic Value
                 ______________________________________________________________

 Outstanding
  Balance - June 30,
    2003              1,002,000      $0.54
  Granted               130,000      $1.17
  Exercised             (68,500)     $0.41
  Expired              (118,500)     $0.49
                      __________     _____
 Outstanding
  Balance - June 30,
    2004                945,000      $0.64
  Granted               320,000      $1.30
  Exercised            (104,750)     $0.33
  Expired               (22,000)     $0.76
                      __________     _____
 Outstanding
  Balance - June 30,
    2005              1,138,250      $0.85
                      ==========    =======
  Granted               408,750      $2.42
  Exercised            (277,750)     $0.39
  Expired               (35,000)     $1.84
                      __________     _____
 Outstanding
  Balance - June 30,
    2006              1,234,250      $1.45         3.65           $1,052,605
                      _________      _____         ____           __________
 Exercisaqble
  at June 30,
  2006                  933,313      $1.14         3.18           $1,032,486
                      _________      _____         ____           __________

     Of the options granted during the fiscal year ended June 30, 2006, 102,188 were veste, the other 306,562 will vest over the next three years. The fair value of the options vested was $1.17 per option.

                                    -- 63 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

     The following tables summarize information about stock options outstanding and exercisable at June 30, 2006:

                                     Weighted-Average
                    Number        Remaining Contractual
    Exercise     Outstanding         Life of Options        Number Exercisable
     Price      At June 30,2006     Outstanding years         At June 30, 2006
    ________    _______________    ___________________      __________________
    $ .22             6,000                4.54                   6,000
      .35            40,000                4.22                  40,000
      .45            19,000                0.47                  19,000
      .55           138,000                0.80                 138,000
      .69            35,000                1.47                  35,000
      .74            50,000                5.53                  50,000
      .75           146,000                1.24                 146,000
      .81             6,000                3.48                   6,000
     1.03             6,000                2.48                   6,000
     1.07            10,000                1.94                  10,000
     1.11            50,000                2.94                  50,000
     1.17            20,000                2.64                  20,000
     1.20            35,000                3.26                  35,000
     1.21            50,000                3.28                  50,000
     1.33            50,000                6.53                  50,000
     1.37            15,000                3.35                  15,000
     1.38             5,000                3.56                   5,000
     1.41            50,000                3.48                  50,000
     1.45            50,000                3.49                  31,250
     1.48            50,000                7.53                  50,000
     1.95             1,250                4.35                     313
     2.05             3,750                4.35                     938
     2.06             6,000                1.49                   6,000
     2.11            80,000                8.30                  20,000
     2.20            30,000                4.23                   7,500
     2.28            23,750                4.23                   5,938
     2.35             5,000                4.35                   1,250
     2.38            15,000                3.96                  15,000
     2.53            37,500                4.00                   9,375
     2.68            90,000                4.23                  22,500
     2.73           105,000                4.23                  26,250
     3.50             6,000                0.64                   6,000
    _____         _________               _____                _________
    $1.45         1,234,250                3.65                 933,313
    =====         ==========              =====                ========

     On June 30, 2005, the Company accelerated the vesting on the remaining 326,250 outstanding unvested options. This resulted in a non-cash charge to compensation of $27,025. The decision to accelerate these options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations in the Company's future financial statements upon the effectiveness of SFAS 123R. During the fiscal year ended June 30, 2006, an additional $9,875 was recognized as a result of this accelerated vesting.

                                    -- 64 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE H - STOCK AND STOCK PLANS (CONTINUED)

     In February 2006, 12,617 shares of common stock were issued under the employee stock purchase plan. The Company recorded as compensation expenses $3,028.

     During the fiscal year ended June 30, 2006 277,750 options were exercised resulting in $84,077 in proceeds. Included in the above balance, 26,500 options were exercised using a cashless exercise feature resulting in the issuance of 18,577 common shares.

     The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2006, 2005 and 2004 was $1.17, $2.33 and $.66 respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $517,917, $188,243 and $47,432
respectively.

     As of June 30, 2006, there was $357,459 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average pe5iod of three years.

NOTE I - CERTAIN CAPITAL TRANSACTIONS

     In addition to the outstanding options under the Company's stock plans (Note H), the Company has the following warrants outstanding at June 30, 2006:

   Date of                                      Number of      Exercise    Expiration
  Issuance         Description                    Shares       Price          Date
_____________________________________________________________________________________

04/01/2003   Warrants issued for
              consulting services $3,185
              charged to professional fees.   10,000 shares  $1.00 per share  April 2008
09/22/2003   Warrants issued for consulting
              services $6,261 charged
              to professional fees            20,000 shares  $.90 per share   Sept 2008
10/20/2003   Warrants issued for investor
              relations consulting
              services $6,842 charged to
              professional fees               30,000 shares  $.86 per share   Oct 2006
10/20/2003   Warrants issued for investor
              relations consulting
              services $6,578 charged to
              professional fees               30,000 shares  $ .84 per share  Oct 2006
03/02/2004   Warrants issued in a private
              placement of class A
              common stock                    15,113 shares  $1.10 per share  Mar 2007
04/29/2004   Warrants issued in a private
              placement of class A
              common stock                   246,590 shares  $1.10 per share  Apr 2007
04/30/2004   Warrants issued as a finder's
              fee in connection with the
              acquisition of Pivotal, $51,307
              recorded as acquisition costs.   6,750 shares  $1.24 per share  Apr 2007
10/19/2004   Warrants issued in conjunction
              with long-term debt transaction,
              $167,185 recorded as debt
              discount.                      250,000 shares  $1.15 per share  Oct 2014
10/10/2005   Warrants issued as a finder's fee
              in connection with the
              acquisition of Pivotal, $56,180
              recorded as acquisition costs. 100,000 shares  $1.10 per share  Sept 2007

     Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and accounted for in a manner consistent with the underlying reason the warrants were issued. Charges to operations in connection with warrants were $25,358 in fiscal 2004. There were no charges to operations in connection with warrants in fiscal 2006 or 2005. All of these warrants were fully vested at the grant date.

                                    -- 65 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE I - CERTAIN CAPITAL TRANSACTIONS (CONTINUED)

     On October 19, 2004, the Company issued 250,000 warrants to purchase shares of common stock of the Company, exercisable at $1.15 and expiring ten years from the date first issued, to a lender in connection with a long term debt transaction (see next to last item in the above table). Under the terms of the warrant agreement, future issuances of equity resulting in a dilutive transaction will require the Company to adjust shares issuable under the Warrant Agreement. The additional shares issuable is determined by performing the following calculation: divide the non-dilutive price of a warrant share then in effect multiplied by the number of warrant shares then issuable hereunder, by the weighted average per share value. In addition, the warrant also provides for a put right that provides for the right of the holder to put the warrant shares back to the Company during any put period, as defined, provided that the Company does not have reserved and available for issuance and delivery, sufficient shares to permit the exercise in full of this warrant, and each period:
commencing on the earlier of: a) maturity of the debt agreement, b) the occurrence of a value event, c) occurrence of any event of default, and d) the payment date. The put period is limited to the earlier of the expiration date of the warrant or the 60th calendar day after the commencement of the put period.

     The Company analyzed this financial instrument in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 and Emerging Issues Task Force ("EITF") Issue No. 00-19 to determine if this hybrid contract has embedded derivatives that must be bifurcated. The Company evaluated the put rights in accordance with SFAS No. 150. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. The Company determined that it has within its control the ability to limit the effects of the dilution provision thereby not requiring the Company to issue an indeterminable number of common shares which would exceed its authorized capital, and the Company concluded that they do have sufficient available and unissued shares and, therefore, physical share settlement is within the control of the Company. The Company also evaluated the put rights and concluded they are not a liability under SFAS 150.

     The Company initially recorded the warrants as debt discount of $167,185 at the date of issuance and recorded as interest expense of $55,728 and $41,796 in the years ended June 30, 2006 and 2005, respectively. (See the Company's report on form 8-K, filed with the Securities and Exchange commission on October 22, 2004, for additional information regarding this transaction).

     During the fiscal year ended June 30, 2006, the Company acquired 17,360 shares of Class A common stock for $36,613 from a former employee.

     During the fiscal year ended June 30, 2006, 121,409 warrants were exercised resulting in $52,450 in proceeds. Included in the above total are 60,909 warants exercised using a cashless exercise feature resulting in the issuance of 37,973 common shares.

NOTE J - BUSINESS SEGMENT INFORMATION

     The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment.

                                    -- 66 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE J - BUSINESS SEGMENT INFORMATION(CONTINUED)

The Company's segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company's segment data:

                          Behavioral
                            Health
                           Treatment   Pharmaceutical   Contract    Administrative
                           Services    Study Services   Services       Services      Eliminations     Total
                         _______________________________________________________________________________________
 For the Year ended
   June 30, 2006
Revenues-external
   customers             $27,861,701    $5,799,815      $4,351,576   $       --    $       --      $38,013,092
Revenues - intersegment       38,750            --          88,875    3,264,000    (3,391,625)              --
Segment net income
(loss)                     3,172,699       972,973       1,636,408   (1,950,045)           --        4,045,482
Total assets              10,399,918     5,584,753         844,784    6,093,650            --       21,984.987
Capital expenditures         603,152        51,628         144,636       65,291            --          864,707
Depreciation &
   amortization              436,488       170,167          62,220       61,139            --          730,014
Goodwill                     969,099     1,695,544              --           --            --        2,664,643
Interest expense             485,589        67,528           5,048       48,728            --          606,893
Income tax expense
(benefit)                    210,231         3,840          34,860   (2,497,152)           --       (1,310,103)

   For the Year ended
     June 30, 2005
Revenues-external
   customers             $26,087,088    $4,509,338      $3,466,832   $       --    $       --      $34,063,258

Revenues - intersegment        5,940            --          62,707    2,724,000    (2,792,647)              --
Segment net income
(loss)                     4,543,372       180,820       1,243,514   (2,811,806)           --        3,155,900
Total assets               9,333,260     5,596,917         669,229    2,296,242            --       17,895,648
Capital expenditures         365,644        18,336          38,057       61,425            --          483,462
Depreciation &
   amortization              233,734       144,010           7,899      139,295            --          524,938
Goodwill                     969,099     1,679,110              --           --            --        2,648,209
Interest expense             469,384        65,651              --      119,836            --          654,871
Income tax expense(benefit)  105,400            --          25,800     (204,623)           --         (73,423)

 For the Year ended
     June 30, 2004
Revenues-external
   customers             $22,418,355    $1,246,013      $2,984,477   $       --    $       --      $26,648,845
Revenues - intersegment      197,780            --           4,140    3,234,840    (3,436,760)              --
Segment net income
(loss)                     1,822,642       (68,870)        706,817   (2,717,592)           --         (257,003)
Total assets               7,799,709     3,620,676         283,666    1,607,518            --       13,311,569
Capital expenditures         126,848         2,208           5,973       58,156            --          193,185
Depreciation &
   amortization              175,810        28,325           4,371      113,329            --          321,835
Goodwill                     969,099       447,020              --           --            --        1,416,119
Interest expense             378,163         2,307              --      151,094            --          531,564
Income tax expense            10,000         1,294              --           --            --           11,294


NOTE K - ACQUISITIONS

     On April 30, 2004, the Company acquired Phoenix-based Pivotal Research Centers, LLC, ("Pivotal") significantly expanding the Company's clinical research capabilities and geographic presence. As part of the acquisition, one

                                    -- 67 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE K - ACQUISITIONS(CONTINUED)

of the former owners and CEO signed a three-year employment and non-compete agreements.

     Pivotal, at the time of the acquisition, performed all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites. When acquired, Pivotal had approximately 22 enrolling studies and an additional 31 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research.

     The Company paid $1.5 million in cash and $500,000 in PHC, Inc. Class A Common Stock based on the closing market price of $1.17. The value of the Class A Common Stock was determined in accordance with EITF 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." Additionally, the Company agreed to three performance-based promissory notes (Notes A, B and C) which are staged during the next five years based on future profitability and secured by all the assets of Pivotal as well as by PHC, Inc.'s ownership interest in Pivotal.

     Promissory note A is a secured note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2005. The outstanding principal was adjusted in the first and second years of the note based on adjusted EBITDA as defined in the agreement of $780,000. When adjusted EBITDA was greater then $780,000 for the period the note value increased by the difference and when adjusted EBITDA was less than $780,000 for the period the note value decreased by the difference. Quarterly payments are then made based on the adjusted value of the promissory notes. The first adjustment of $169,832 was made on February 1, 2005. The Company recorded the value of Note A of $1,169,832 as additional purchase price during fiscal 2005. The second adjustment of ($39,746) was made on April 1, 2006. As of June 30, 2006, $728,218 is due under Note A.

     Promissory note B is a secured note with a face value of $500,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2007. The outstanding principal will be adjusted on February 1, 2007 based on annual adjusted EBITDA as defined in the agreement of $780,000 for the adjustment period of January 1, 2006 through December 31, 2006. Where adjusted EBITDA greater then $780,000 for the adjustment period increases the note value by the difference and adjusted EBITDA of less than $780,000 for the adjustment period will decrease the note value by the difference. Quarterly payments are then made based on the adjusted value of the promissory notes. As of June 30, 2006, no amounts have been recorded under promissory note B.

     Promissory note C is a secured note with a face value of $1,000,000, a maturity date of March 31, 2009 and annual payments commencing on March 31, 2005. Note payment amounts will be determined based on the adjusted EBITDA as defined in the agreement of the non-Pivotal Research business for each payment period beginning at the effective date of the agreement and ending on December 31, 2004 and each year thereafter multiplied by .35. In addition this promissory note provides for the issuance of up to $200,000 in PHC, Inc. Class A Common Stock, should the total of the five note payments be less than the $1,000,000 face value of the note. The value of the $200,000 stock minimum value less imputed interest at 6% was recorded at the time of acquisition.

     Since all but $200,000 of these promissory notes is contingent on future earnings, only $200,000, less imputed interest, was recorded as of June 30, 2004 as stipulated in SFAS No. 141. At June 30, 2006 the balance on this note is $169,648.

                                    -- 68 --

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006

NOTE K - ACQUISITIONS (CONTINUED)

         The purchase price was allocated as follows:

                                           2006          2005           2004
                                           ____          ____           ____

   Property and equipment               $      --    $       --     $   85,000
   Intangible assets                       16,434     1,209,832      2,847,020
   Accrued expenses                            --            --        (40,000)
   Accrued acquisition costs                   --            --       (149,016)
   Warrants issued in lieu of cash
     payment for acquisition(
     costs                                (56,180)           --        (51,307)
   Cash paid for purchase                                            2,191,697
   Note recorded for earn-out              39,746    (1,209,832)            --
                                       __________     __________    ___________
   Fair value of stock issued           $      --    $       --     $  500,000
                                       ===========   ===========    ===========

     The fair value assigned to customer relationships was determined by the Company based on information provided by the former owners.

     The acquisition of Pivotal is accounted for as a purchase under SFAS No. 141, "Business Combinations". Accordingly, the operating results of Pivotal have been included in the Company's consolidated statements of operations since the acquisition date. Goodwill generated from this acquisition is deductible for tax purposes over a period of 15 years. The Company estimates the useful lives of

                                    -- 69 --
customer relationships to be twenty years.

NOTE L - QUARTERLY INFORMATION (Unaudited)

     The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2006 and 2005.

                          1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
                          ___________   ___________   ___________  ___________
 2006
 Revenue                   $8,944,826    $8,702,513    $9,953,959   $10,411,794
 Income from operations       601,404       549,060     1,112,980       920,982
 Net income available to
   common shareholders        384,207       346,782       950,549     2,363,944

 Earnings per share:
   Basic                   $     0.02    $     0.02    $     0.05   $      0.13
   Diluted                 $     0.02    $     0.02    $     0.05   $      0.12

 2005
 Revenue                   $7,957,515    $8,069,201    $8,763,682   $ 9,272,860
 Income from operations       884,835       679,895       982,872     1,039,810
 Net income available to
   common shareholders        775,628       408,804       880,456     1,091,012

 Earnings per share:
   Basic                   $     0.04    $     0.02    $     0.05   $      0.06
   Diluted                 $     0.04    $     0.02    $     0.05   $      0.06

     The Company has reassessed its recoverability of its deferred tax assets in the fourth quarter. Based upon all information available to the Company, it has concluded that no valuation allowance is necessary except for it's State net operating loss carryforwards. The Company has reduced its valuation allowance by $2,416,200 and has recorded a federal income tax benefit of $1,638,713 as of June 30, 2006.

                                    -- 70 --

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended June 30, 2006, the Company changed independent registered public accounting firms from BDO Seidman, LLP, to Eisner, LLP. This change was not made as a result of any disagreements between the accountants and the management of the Company. See the Company's report on form 8-K and 8-K/A filed with the Securities and Exchange Commission on March 10, 2006 and March 23, 2006, respectively.

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

Change in Internal Controls

     During the quarter ended June 30, 2006, the Company became aware of a loss from a theft of funds by an individual in our smallest in-patient facility who had the responsibility for the collection of patient payments. The Company investigated further and has identified approximately $20,000 in missing or misappropriated funds. Corrections have been made to the patient accounts to reflect the correct receivables as discrepancies were discovered. As of June 30, 2006 $2,500 in loss from this theft was recorded. The Company has increased its reserve by $20,000 to account for additional amounts discovered after year end. The Company believes it has identified the full extent of the theft and all infractions of the policies. The Company has put systems in place to prevent recurrence of the problem. The Company does not believe the total amount to be material.

     Except as noted above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.

                                    -- 71 --

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of the date of the Company's Annual Report on Form 10-K are as follows:

  Name                           Age           Position
__________________________       ___  ____________________________________

Bruce A. Shear                   51   Director, President and Chief
                                       Executive Officer
Robert H. Boswell                58   Senior Vice President
Paula C. Wurts                   57   Treasurer, Chief Financial Officer
                                       and Clerk
Donald E. Robar (1)(2)(3)        69   Director
Howard W. Phillips               76   Director
William F. Grieco (1)(2)(3)      52   Director
David E. Dangerfield (1)(3)      65   Director

(1) Member of Audit Committee. (2) Member of Compensation Committee.
(3) Member of the Nominating/Governance Committee

     Directors may be nominated by the Board of Directors or by stockholders in accordance with the Company's Amended and Restated Articles of Incorporation and Bylaws. All of the directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. The primary duties of the various committees of the Board are shown below. There are no family relationships among any of the directors or officers of the Company.

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

     PAULA C. WURTS has served as the Controller of the Company since 1989, as Assistant Clerk from January 1996 until February 2006, when she became Clerk, as Assistant Treasurer from 1993 until April 2000 when she became Treasurer. Ms. Wurts served as the Company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received a Master's Degree in Accounting from Western New England College in 1996.



                                    -- 72 --

     DONALD E. ROBAR has served as a Director of the Company since 1985 and as the Treasurer from February 1996 until April 2000. He served as the Clerk of the Company from 1992 to 1996. Dr. Robar has been a professor of Psychology at Colby-Sawyer College in New London, New Hampshire from 1967 to 1997 and is now Professor Emeritus. Dr. Robar received an Ed.D. (Counseling) from the University of Massachusetts in 1978, an M.A. in Clinical Psychology from Boston College in 1968 and a B.A. from the University of Massachusetts in 1960.

     HOWARD W. PHILLIPS has served as a Director of the Company since August 1996 and has been employed by the Company as a public relations specialist since August 1995. From 1982 until 1995, Mr. Phillips was the Director of Corporate Finance for D.H. Blair Investment Corp. From 1969 until 1981, Mr. Phillips was associated with Oppenheimer & Co. where he was a partner and Director of Corporate Finance.

     WILLIAM F. GRIECO has served as a Director of the Company since February 1997. Mr. Grieco is the Vice President and General Counsel of American Science and Engineering, Inc., an X-Ray inspection technology company. Prior to that, from 1999 to 2005, he was Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization servicing science and technology companies. From 2001 to 2002, he also served as Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology Company. From 1995 to 1999 he was Senior Vice President and General Counsel for Fresenius Medical Care North America. Prior to that, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm. Mr. Grieco received a B.S. from Boston College in 1975, an M.S. in Health Policy and Management from Harvard University in 1978 and a J.D. from Boston College Law School in 1981.

     DAVID E. DANGERFIELD has served as a Director of the Company since December 2001. Since 1977, he has served as the Chief Executive Officer for Valley Mental Health in Salt Lake City, Utah. Since 1974, Mr. Dangerfield has been a partner for Professional Training Associates (PTA). In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services. David Dangerfield serves as a Board member of the Mental Health Risk Retention Group and Utah Alliance for the Mentally Ill, an advocacy organization of family and friends of the mentally ill, which are privately held corporations, and the Utah Hospital Association, which is a trade organization in Utah. Mr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.

Meetings of the Board of Directors

     During fiscal 2006, the Board of Directors held a total of four meetings and took action by written consent five times. Each director attended all of the meetings of the Board and committees of the Board on which such director served.

Audit Committee

     The Board of Directors has appointed an audit committee to assist the Board in the oversight of the financial reports, internal controls, accounting policies and procedures. The primary responsibilities of the Audit Committee are as follows:

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



                                    -- 73 --

          o Any serious difficulties or disputes with management encountered during the course of the audit.
          o Anything else about the audit procedures or findings that GAAS requires the auditors to discuss with the committee.
     o Consider and review with management and a designated accounting staff member:
          o Any significant findings during the year and management's responses to them.
          o Any difficulties an accounting staff member encountered while conducting audits, including any restrictions on the scope of their work or access to required information.
          o Any changes to the planned scope of management's internal audit plan that the committee thinks advisable.
     o Review the annual filings with the SEC and other published documents containing the company's financial statements and consider whether the information in the filings is consistent with the information in the financial statements.
     o Review the interim financial reports with management, the independent registered public accounting firm and an accounting staff member.
     o Prepare a letter for inclusion in the annual report that describes the committee's composition and responsibilities and how the responsibilities were fulfilled.
     o Review the audit committee charter at least annually and modify as needed.

     During fiscal 2006 the Audit Committee consisted of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco. As required by the SEC, all members of the audit committee are "independent" as such term is defined pursuant to applicable SEC rules and regulations. Dr. Dangerfield serves as the chairman and is the audit committee financial expert. The Audit Committee met five times during fiscal 2006. All of the committee members attended the meetings.

Nominating and Corporate Governance Committee

     The Nominating and Corporate Governance Committee was established in October, 2005. This committee is appointed by the Board of Directors for the purpose of identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company's stockholders, and developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. The Nominating and Corporate Governance Committee consists of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco.

Compensation Committee

     The Board of Directors has appointed the members of the Compensation Committee to review and approve officer's compensation, formulate bonuses for management and administer the Company's equity compensation plans. During fiscal 2006 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco. The Compensation Committee met once during fiscal 2006. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary. All members of the compensation committee are independent under Rule 4200(a)(15) of the NASD Manual.

Code of Ethics

     The Company maintains a Corporate Compliance Plan, which incorporates our code of ethics that is applicable to all employees, including all officers. The Corporate Compliance Plan incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, it incorporates our guidelines pertaining to topics such as health and safety compliance, diversity and non-discrimination, patient care and privacy.
[
     The full text of our Corporate Compliance Plan is published on our website at www.phc-inc.com. We will post any amendments to the Corporate Compliance Plan, as well as any waivers that are required to be disclosed by the rules of the SEC, on our website.

                                    -- 74 --

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

     During a review of these filings the Company found that Robert H. Boswell failed to file a Form 4 reporting the sale of 7,000 shares on May 25, 2006. These shares were reported on an amended Form 5 filed on July 27, 2006 when the oversight was discovered. Based on the review of the filings and written representations from the Company's directors and executive officers, except as noted, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year have been filed on a timely basis.

Item 11.    Executive Compensation

Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company owns and is the beneficiary on a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

Executive Compensation

     Three executive officers of the Company received compensation in the 2006 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2006, 2005 and 2004:

                           Summary Compensation Table
                                                                Long Term
                                                               Compensation
                              Annual Compensation                 Awards
                              ___________________              ____________
 (a)                   (b)     (c)       (d)        (e)            (g)           (i)
                                                   Other        Securities
Name and                                           Annual       Underlying    All Other
Principal              Year   Salary    Bonus    Compensation   Options/SARs  Compensation
Position                       ($)       ($)          ($)            (#)         ($)
___________________________________________________________________________________________
Bruce A. Shear         2006   $393,515   $70,000   $27,458 (1)   105,000       $124,800
  President and Chief  2005   $383,965   $45,000   $62,498 (2)    60,000       $ 37,050
  Executive Officer    2004   $345,416   $25,147   $15,395 (3)        --       $     --

Robert H. Boswell      2006   $176,878   $40,000   $14,701 (4)    28,750       $ 33,488
  Senior Vice          2005   $164,590   $10,000   $29,016 (5)    25,000       $ 15,750
  President            2004   $155,417   $32,794   $15,582 (6)        --       $     --

Paula C. Wurts         2006   $152,878   $35,000   $15,029 (7)    27,500       $ 32,300
  Chief Financial      2005   $140,586   $10,000   $35,009 (8)    25,000       $ 15,750
  Officer, Clerk       2004   $129,125   $17,647   $13,901 (9)        --       $     --
  and Treasurer


(1) This amount represents $8,910 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $13,648 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $864 in club membership dues paid by the Company for the benefit of Mr. Shear, and $4,036 personal use of a Company car held by Mr. Shear.

                                    -- 75 --

(2) This amount represents $7,789 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $7,541 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $2,805 in club membership dues paid by the Company for the benefit of Mr. Shear, $4,027 personal use of a Company car held by Mr. Shear and $40,336 based on the intrinsic value of the repricing of options held by Mr. Shear.

(3) This amount represents $5,063 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $5,532 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $912 in club membership dues paid by the Company for the benefit of Mr. Shear, $3,888 personal use of a Company car held by Mr. Shear.

(4) This amount represents a $6,000 automobile allowance, $8,172 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell and $529 in benefit derived from the purchase of shares through the employee stock purchase plan.

(5) This amount represents a $6,000 automobile allowance, $6,656 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $1,020 in benefit derived from the purchase of shares through the employee stock purchase plan, and $15,340 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(6) This amount represents a $6,000 automobile allowance, $4,650 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $428 in membership dues paid by the Company for the benefit of Mr. Boswell, $699 in benefit derived from the purchase of shares through the employee stock purchase plan, and $3,805 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(7) This amount represents a $4,800 automobile allowance, $10,053 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $176 in benefit derived from the purchase of shares through the employee stock purchase plan.

(8) This amount represents a $4,800 automobile allowance, $8,392 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $340 in benefit derived from the purchase of shares through the employee stock purchase plan and $21,477 based on the intrinsic value of the repricing of options held by Ms. Wurts.

(9) This amount represents a $4,800 automobile allowance, $5,063 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $233 in benefit derived from the purchase of shares through the employee stock purchase plan and $3,805 based on the intrinsic value of the repricing of options held by Ms. Wurts.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive $10,000 stipend per year and $2,500 for each Board meeting they attend. The Audit Committee Chairperson receives an annual stipend of $5,000, members of the audit committee receive an annual stipend of $3,000 and compensation committee and nominating/governance committee receive an annual stipend of $2,000. In addition, Directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan").

Compensation Committee Interlocks and Insider Participation

     During fiscal 2006 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco, neither of which was an officer or employee of the


                                    -- 76 --

Company during the 2006 fiscal year. Mr. Robar served as the Company's Treasurer from February 1996 until April 2000. During the 2006 fiscal year, none of our executive officers served on our Compensation Committee (or equivalent), or board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the Company's first stock option plan on August 26, 1993. This stock option plan has expired however, options to purchase 358,000 shares remain outstanding under the plan. On September 22, 2003 the Board of Directors adopted the Company's current stock option plan and the stockholders of the Company approved the plan on December 31, 2003. The Stock Plan provides for the issuance of a maximum of 1,300,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

     During the fiscal year ended June 30, 2006, the Company issued additional options to purchase 408,750 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $1.45 to $2.73. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

     A total of 277,750 options were exercised during the fiscal year ended June 30, 2006, of which 11,250 options were exercised at $1.05, 25,900 options were exercised at $.79, 2,000 options were exercised at $.22 and 230,500 were exercised at $.30.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan"), which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan. On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan which expired on October 18, 2005. The new plan is identical to the old plan and expires on January 31, 2016.

     As of June 30, 2006, a total of 157,034 shares of Class A Common Stock have been issued under the 1995 plan. Fourteen employees are participating in the current offering period under the new plan, which began on February 1, 2006 and will end on January 31, 2007.

Non-Employee Director Stock Plan

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2006, options for 145,500 shares were granted under


                                    -- 77 --
the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors' stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. A total of 40,000 options were issued under the plan on January 6, 2005. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval.

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

     During the fiscal year ended June 30, 2006, 60,000 options were issued under the new plan. As of June 30, 2006 no options have been exercised under the original plan; however, 5,500 options expired unexercised.

     The following table provides information about options granted to the named executive officers during fiscal 2006 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                           Individual Grants

(a)                 (b)           (c)            (d)         (e)            (h)
                    Number of     % of Total                               Alternative
                    Securities    Options/SARs     Exercise                to (f) and
                    Underlying    Granted to       or Base                 (g) Grant
                    Options/SARs  Employees        Price     Expiration    Date
Name                Granted (#)   in Fiscal Year   ($/Share)*   Date       Value
_____________________________________________________________________________________

Bruce A. Shear      15,000            3.67%         2.68      09/20/2010     18,300
                    75,000           18.35%         2.68      09/20/2010     91,500
                    15,000            3.67%         2.20      05/22/2011     15,000

Robert H. Boswell   20,000            4.89%         2.73      09/22/2010     24,800
                     1,250            0.31%         1.95      02/16/2011      1,188
                     7,500            1.83%         2.20      05/22/2011      7,500

Paula C. Wurts      20,000            4.89%         2.73      09/22/2010     24,800
                     7,500            1.83%         2.20      05/22/2011      7,500

     * Exercise Price of options at issue date was equal to or greater than the fair market value.

     The Company utilized the Black-Scholes valuation model for estimating the Grant Date Value with no adjustments for non-transferability or risk of forfeiture. The assumptions used are as follows:

       Risk free interest rate                      4.5%
       Expected dividend yield                      0.0%
       Expected lives                               5
       Expected volatility                          5.0%



                                    -- 78 --

     The following table provides information about options exercised by the named executive officers during fiscal 2006 and the number and value of options held at the end of fiscal 2006.

(a)                (b)      (c)         (d)               (e)
                                        Number of
                                        Securities         Value of
                                        Underlying         Unexercised
                   Shares               Unexercised        In-the-Money
                   Acquired             Options/SARs       Options/SARs at
                   on        Value      at FY-End (#)      FY-End ($)
Name               Exercise  Realized   Exercisable/       Exercisable/
                   (#)       ($)        Unexercisable      Unexercisable
_______________    ______    ________   ______________     ________________

Bruce A. Shear     67,000    $127,300   146,250/78,750     $140,950/$199,238
Robert H. Boswell  36,000    $ 68,400   82,188/21,562      $  98,078/$54,533
Paula C. Wurts     36,000    $ 68,400   81,875/20,625      $  98,000/$52,181

     On June 30, 2005, the Company accelerated the vesting on the 326,250 of outstanding unvested options held by employees. This resulted in a non-cash charge to compensation of $9,875 and $27,025 in the fiscal years ended June 30, 2006 and 2005, respectively.

                                    -- 79 --

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of August 10, 2006 by each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group. Shares of common stock subject to stock options vesting on or before October 9, 2006 (within 60 days of August 10, 2006) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:

                       Name and Address        Amount and Nature        Percent
Title of Class         of Beneficial Owner   of Beneficial Owner (11)  of Class
____________________   ___________________   ________________________  ________
Class A Common Stock   Bruce A. Shear              661,245(1)            3.7%
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       Robert H. Boswell           248,754(2)            1.4%
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       Paula C. Wurts              202,106(3)            1.1%
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       Howard W. Phillips          178,750(4)            1.0%
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       Donald E. Robar             137,232(5)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       William F. Grieco           142,750(6)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       David E. Dangerfield         55,000(7)            *
                       c/o PHC, Inc.
                       200 Lake Street
                       Peabody, MA   01960
                       All  Directors  and
                         Officers as             1,625,837(8)            8.9%
                         a Group (7 persons)

                       Marathon Capital Mgmt,
                         LLC                     1,302,750               7.3%
                       P. O. Box 771
                       Hunt Valley, MD  21030



                                    -- 80 --

Class B Common        Bruce A. Shear
  Stock (9)           c/o PHC, Inc.               721,259(10)           93.0%
                      200 Lake Street
                      Peabody, MA   01960
                      All Directors and Officers
                       as a Group
                      (7 persons)                 721,259               93.0%

*    Less than 1%
1. Includes 146,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.55 to $2.68 per share.
2. Includes 82,188 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.45 to $2.73 per share.
3. Includes 81,875 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.45 to $2.73 per share.
4. Includes 75,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.35 to $2.11 per share.
5. Includes 82,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $3.50 per share.
6. Includes 82,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.50 per share.
7. Includes 50,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $ .55 to $2.11 per share.
8. Includes an aggregate of 605,813 shares of Class A Common Stock issuable pursuant to currently exercisable stock options. Of those options, 4,000 have an exercise price of $3.50 per share, 10,000 have an exercise price of $2.73 per share, 22,500 have an exercise price of $2.68 per share, 15,000 have an exercise price of $2.38 per share, 7,500 have an exercise price of $2.20, 20,000 have an exercise price of $2.11 per share, 4,000 have an exercise price of $2.06 per share, 313 have an exercise price of $1.25 per share, 40,000 have an exercise price of $1.48 per share, 50,000 have an exercise price of $1.41 per share, 15,000 have an exercise price of $1.37 per share, 40,000 have an exercise price of $1.33 per share, 15,000 have an exercise price of $1.21, 4,000 have an exercise price of $1.03 per share, 4,000 have an exercise price of $.81 per share, 130,000 have an exercise price of $.75 per share, 40,000 have an exercise price of $.74 per share, 15,000 have an exercise price of $.69 per share, 120,500 have an exercise price of $.55 per share, 15,000 have an exercise price of $.45 per share, 30,000 have an exercise price of $.35 per share and 4,000 have an exercise price of $.22 per share.
9. Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer or at any time at the option of the holder.
10. Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
11. "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors).

     By virtue of the fact that Mr. Shear owns 93% of the class B shares and the class B shareholders have the right to elect all of the directors except the two directors elected by the class A shareholders, Mr. Shear has the right to elect the majority of the members of the board of directors and may be deemed to be in control of the Company.

                                    -- 81 --

     Based on the number of shares listed under the column headed "Amount and Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 10, 2006:

                Bruce A. Shear ........................................19.59%
                All Directors and Officers as a Group
                   (7 persons).........................................23.53%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS as of JUNE 30, 2006

                              (a)            (b)               (c)
    PLAN                       Number of                       Number of
                               securities                      securities
                               to be                           remaining
                               issued         Weighted-        available for
                               upon           average          further issuance
                               exercise       exercise         under equity
                               of             price of         compensation
                               outstanding    outstanding      plans (excluding
                               options,       options          securities
                               warrents       warrents and     reflected
                               and rights     rights           in column (a))
                              _________________________________________________

 1993 Option plan               358,000          $0.64
 2003 Option plan               636,250          $1.94            623,750
 2006 Employee stock Purchase
   plan                              --          $0               500,000
 1995 Director plan             140,000          $0.99                 --
 2005 Director plan             100,000          $1.86            250,000
                              __________     __________         ____________
   Total Shares and Options
     authorized               1,234,250          $1.45          1,373,750
                              ==========     =========          =========

All equity compensation plans were approved by the security holders.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
                                         None

Item 14.  Principal Accountant Fees and Services

     The Company changed independent registered public accounting firms during the fiscal year ended June 30, 2006. The following table presents fees for professional audit services rendered by BDO Seidman, LLP and Eisner, LLP for the Company's annual financial statements and quarterly review services and other related services for the fiscal years ended June 30, 2006 and 2005:

                                             2006                2005
                                             ____                ___

         Audit Fees                       $ 186,600           $ 125,500
         All other fees                       5,000                  --
                                          __________           _________
              Total fees                  $ 191,600           $ 125,500
                                          =========           =========

     In fiscal 2006, BDO Seidman, billed the Company an additional $5,000 in connection with the review of the company's S-8. This amount is listed as "All other fees" in the above table and relate to services traditionally provided by auditors, which are compatible with BDO Seidman, LLP's independence. The
Company's Audit Committee considered the non-audit services rendered by BDO Seidman, LLP during fiscal 2006 and determined that such services were

                                    -- 82 --
compatible with BDO Seidman, LLP's independence. Firms other than BDO Seidman, LLP, and Eisner, LLP, provide tax and other accounting services.

     Neither BDO Seidman, LLP nor Eisner, LLP directly or indirectly, operate, or supervise the operation of, the Company's information systems or manage the Company's local area network, nor did they design or implement a hardware or software system that aggregates source data underlying the financial statements of the Company or generates information that is significant to the Company's financial statements taken as a whole.

     The charter of the Audit Committee provides that the Audit Committee must pre-approve all auditing and non-auditing services to be provided by the auditor. In addition, any services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. All services shown in the table above were pre-approved by the Audit Committee.

                                    -- 83 --

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K.

1)   Consolidated Financial Statements:                              Page Number
     o    Report of Independent Registered Public Accounting Firms      F-2-F3
     o    Consolidated balance sheets                                   F-4
     o    Consolidated statements of operations F-5
     o    Consolidated statements of changes in stockholders' equity    F-6
     o    Consolidated statements of cash flows                         F-7-F-8
     o    Notes to consolidated financial statements                    F-9-F-32
2)   Financial   Statement   Schedules:   All  schedules  are  included  in  the
     Consolidated financial statements and footnotes thereto
3) The following exhibits are filed as part of or furnished with this Form 10-K as applicable:

       (b)  Exhibits

Exhibit No.                Description

3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994).
3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995.)
4.1 Warrant Agreement issued to CapitalSource Finance, LLC to purchase 250,000 Class A Common shares dated October 19, 2004. (Filed as exhibit 4.14 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
4.2 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.17 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
4.3 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.19 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
4.4 Form of Subscription Agreement and Warrant. (Filed as exhibit 4.20 to the Company's report on Form 8-K filed with the Securities and Exchange Cmmission on May 13, 2004. Commission file number 0-22916).
10.1 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.1 to Form SB-2 dated March 2, 1994). Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994).
10.2 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.2 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.3 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.4 to the Company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)

                                    -- 84 --

Exhibit No.                Description

10.4 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.5 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).
10.5 The Company's 1993 Stock Purchase and Option Plan, as amended December 2002. (Filed as exhibit 10.23 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.6 The Company's 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (Filed as exhibit 10.24 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.7 The Company's 1995 Employee Stock Purchase Plan, as amended December 2002. (Filed as exhibit 10.25 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.8 Membership Purchase Agreement between PHC, Inc. and Pivotal Research Centers, LLC and its Sellers Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci dated April 30, 2004. (Filed as exhibit 10.27 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.9 Pledge Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit
     10.28 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.10 Security Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit 10.29 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.11 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note A). (Filed as exhibit 10.30 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.12 Secured Promissory Note dated April 30, 2004 in the amount of $500,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note B). (Filed as exhibit 10.31 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.13 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note C). (Filed as exhibit 10.32 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.14 Kirby Employment and Non-Compete Agreement. (Filed as exhibit 10.33 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.15 Colombo Employment and Non-Compete Agreement. (Filed as exhibit 10.34 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.16 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.35 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.17 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.36 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).

                                    -- 85 --

Exhibit No.                   Description

10.18 Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. (Filed as exhibit 10.38 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.19 Term Loan Note, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada,
     Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $1,400,000. (Filed as exhibit 10.39 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.20 Revolving Note dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada,
     Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $3,500,000. (Filed as exhibit 10.40 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.21 One of two (2) Revolving Credit Notes in the amount of $1,500,000 issued to replace the $3,500,000 note signed in favor of CapitalSource Finance, LLC dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point - Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC. (Filed as exhibit 10.47 to the Company's report on Form 10-QSB dated May 13, 2005. Commission file number 0-22916).
10.22 One of two (2) Revolving Credit Notes in the amount of $2,000,000 issued to replace the $3,500,000 note signed in favor of CapitalSource Finance, LLC dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point - Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC. (Filed as exhibit 10.48 to the Company's report on Form 10-QSB dated May 13, 2005. Commission file number 0-22916).
10.23 Agreement to purchase licensed software by and between PHC, Inc., and Medical Information Technology, Inc., dated March 31, 2006. (Filed as exhibit 10.49 to the Company's report on Form 10-QSB dated May 22, 2006. Commission file number 0-22916).
 10.24 Master lease agreement by and between PHC, Inc., and Banc of America Leasing & Capital, LLC, dated April 20, 2006, effective April 1, 2006, in the amount of $662,431. (Filed as exhibit 10.50 to the Company's report on Form 10-QSB dated May 22, 2006. Commission file number 0-22916).
*10.25 First Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. , adjusting the covenants for census and EBITDAM.
*10.26 Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. , extending the term of the agreement through October 19, 2008.
*14.1 Code of Ethics
 21.1 List of Subsidiaries.
*23.1 Consent of Eisner, LLP, an independent registered public accounting firm. *23.2 Consent of BDO Seidman, LLP, an independent registered public accounting firm.

                                    -- 86 --

23.3 Consent of Wood & Dwyer, P.L.C. accountants for the acquired company. (Filed as exhibit 23.1 to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 29, 2004. Commission file number 0-22916).
*31.1 Certification  of Chief Executive  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002.
*31.2 Certification  of the Chief Financial  Officer  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith

                                    -- 87 --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PHC, INC.


Date:    October 12, 2006                By:  /S/ BRUCE A. SHEAR
                                                __________________________
                                                  Bruce A. Shear, President
                                                  and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                TITLE(S)                     DATE

/s/ BRUCE A. SHEAR           President, Chief              October 12, 2006
_________________________    Executive Officer and
    Bruce A. Shear           Director  (principal
                             executive officer)


/s/ PAULA C. WURTS           Chief Financial Officer      October 12, 2006
_________________________    Treasurer and Clerk
    Paula C. Wurts           (principal  financial
                             and accounting officer)


/s/ DONALD E. ROBAR          Director                      October 12, 2006
_________________________
         Donald E. Robar


/s/ HOWARD PHILLIPS          Director                      October 12, 2006
_________________________
      Howard Phillips


 /s/ WILLIAM F. GRIECO       Director                      October 12, 2006
_________________________
     William F. Grieco


/S/ DAVID E. DANGERFIELD     Director                     October 12, 2006
_________________________
    David E. Dangerfield




                                    -- 88 --