Form 10-Q
period 2006-09-30
PHC INC /MA/
filed 2006-11-14
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
    Large accelerated filer ____ Accelerated filer___- Non accelerated filer X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                             Yes  ____    No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares outstanding of each class of common equity, as of October 30, 2006:

         Class A Common Stock       17,814,365
         Class B Common Stock          775,760

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets - September 30, 2006 (unaudited) and June 30, 2006.

         Condensed Consolidated Statements of Operations (unaudited) - Three months ended September 30, 2006 and September 30, 2005.

         Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended September 30, 2006 and September 30, 2005.

         Notes to Condensed  Consolidated  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 6.  Exhibits

         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,      June 30,
              ASSETS                               2006             2006
                                                (unaudited)
              _______                          _____________     __________
Current assets:
   Cash and cash equivalents                   $ 1,774,410       $1,820,105
   Accounts receivable, net of allowance
     for doubtful accounts of
     $3,155,365 at September 30, 2006 and
     $3,100,586 at June 30, 2006                 7,167,055        6,955,475
   Pharmaceutical receivables                    1,474,353        1,470,019
   Prepaid expenses                                948,474          490,655
   Other receivables and advances                  907,769          751,791
   Deferred income tax asset                     2,960,768        3,110,000
                                               _____________     __________
       Total current assets                     15,232,829       14,598,045
   Accounts receivable, non-current                 35,000           40,000
   Other receivable                                 47,680           53,457
   Property and equipment, net                   1,943,734        1,799,888
   Deferred financing costs, net of
     amortization of $115,661 at September
     30, 2006 and $106,422 June 30, 2006           107,785          117,023
   Customer relationships, net of amortization
     of $290,000 at September
     30, 2006 and $260,000 at June 30, 2006      2,110,000        2,140,000
   Goodwill                                      2,664,643        2,664,643
   Other assets                                    555,377          571,931
                                               _____________     __________
       Total assets                            $22,697,048     $ 21,984,987

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $ 1,831,519     $  1,518,615
   Current maturities of long-term debt            872,518          909,057
   Revolving credit note                         1,777,931        1,603,368
   Deferred revenue                                246,286          385,742
   Current portion of obligations under capital
    leases                                         146,660           57,881
   Accrued payroll, payroll taxes and benefits   1,632,449        1,619,672
   Accrued expenses and other liabilities        1,052,408        1,026,419
                                               _____________     __________
       Total current liabilities                 7,559,771        7,120,754
   Long-term debt                                  890,997        1,021,546
   Obligations under capital leases                 47,075           61,912
   Deferred tax liability                          325,000          325,000
                                               _____________     __________
       Total liabilities                         8,822,843        8,529,212
                                               _____________     __________
Stockholders' equity:
   Preferred Stock, 1,000,000 shares
     authorized, none issued or outstanding             --               --
   Class A common stock, $.01 par value,
      30,000,000 shares authorized,
     17,953,463 and 17,874,966 shares issued
     at September 30, 2006 and
     June 30, 2006, respectively                   179,535          178,749
   Class B common stock, $.01 par value,
     2,000,000 shares authorized,
     775,760  issued and outstanding at
     September 30, 2006 and  June 30,
     2006, respectively, each convertible
     into one share of Class A common
     Stock                                           7,758            7,758
   Additional paid-in capital                   23,852,558       23,718,197
   Treasury stock, 199,098 shares of Class A
     common stock at September 30,
     2006 and June 30, 2006, at cost              (191,700)        (191,700)
Accumulated deficit                             (9,973,946)     (10,257,229)
                                               _____________     __________

Total stockholders' equity                      13,874,205       13,455,775
                                               _____________     __________
Total liabilities and stockholders' equity     $22,697,048      $21,984,987
                                               =============    ===========

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                           September 30,
                                                      2006               2005
                                                   ____________________________

  Revenues:
    Patient care, net                             $ 7,876,432      $ 6,712,980
    Pharmaceutical studies                          1,051,383        1,306,009
    Contract support services                       1,134,391          925,837
                                                   ___________      ___________
     Total revenues                                10,062,206        8,944,826
                                                   ___________      ___________
  Operating expenses:
     Patient care expenses                          3,955,652        3,261,911
     Patient care expenses, pharmaceutical            486,937          563,154
     Cost of contract support services                838,555          597,795
     Provision for doubtful accounts                  452,525          656,887
     Administrative expenses                        3,095,455        2,629,676
     Administrative expenses, pharmaceutical          679,108          633,999
                                                   ___________      ___________
       Total operating expenses                     9,508,232        8,343,422
                                                   ___________      ___________

  Income from operations                              553,974         601,404
                                                   ___________      ___________
       Other income (expense):
       Interest income                                 32,849          22,864
       Other (expense)income                             (943)         10,785
       Interest expense                              (119,830)       (155,218)
                                                   ___________      ___________

           Total other expenses, net                  (87,924)       (121,569)
                                                   ___________      ___________

  Income before provision for taxes                   466,050          479,835
  Provision for income taxes                          182,767           95,628
                                                   ___________      ___________
  Net income                                         $283,283         $384,207

  Basic net income per common share               $      0.02      $      0.02
                                                   ___________      ___________

  Basic weighted average number of shares
    outstanding                                    18,514,142        18,099,342
                                                   ___________      ___________

  Diluted net income per common share             $      0.01      $       0.02
                                                   ___________      ___________

  Diluted diluted weighted average number of
    shares outstanding                             19,296,638        19,270,164
                                                   ___________      ___________


            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                          September 30
                                                       2006           2005
                                                   ____________________________
Cash flows from operating activities:
  Net income                                        $  283,283      $  384,207
  Adjustments to reconcile net income
     to net cash provided by
    operating activities:
      Depreciation and amortization                    170,591         135,976
      Non-cash interest expense                         16,489          13,932
      Deferred income tax asset                        149,232              --
      Non-cash stock-based compensation                 70,781          75,497
      Change in allowance for doubtful accounts         54,779         753,851
  Changes in:
       Accounts receivable                            (415,894)        589,090
       Prepaid expenses and other current assets      (457,819)       (465,900)
       Other assets                                     (1,188)        (33,769)
       Accounts payable                                312,904       1,282,177
       Accrued expenses and other liabilities         (100,690)      (641,447)
                                                    ___________      __________
Net cash provided by operating activities               82,468         915,434
                                                    ___________      __________

Cash flows from investing activities:
      Acquisition of property and equipment           (152,959)       (369,848)
                                                    ___________      __________
Net cash used in investing activities                 (152,959)       (369,848)
                                                    ___________      __________
Cash flows from financing activities:
     Revolving debt, net                               174,563         188,078
     Proceeds from borrowings on long-term debt             --          13,932
     Principal payments on long-term debt             (214,132)       (192,420)
     Proceeds from issuance of common stock, net        64,365          50,424
     Purchase of treasury stock                             --         (18,533)
                                                    ___________      __________
Net cash provided by financing activities               24,796          41,481
                                                    ___________      __________

Net (decrease) increase in cash and cash equivalents   (45,695)         587,067
Beginning cash and cash equivalents                   1,820,105         917,630
                                                    ___________      __________
Ending cash and cash equivalents                     $1,774,410     $ 1,504,697
                                                    ___________      __________

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                        $ 171,548      $  155,218
     Income taxes                                      116,384         108,300

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in cashless exercise
  of warrants                                        $      30      $       --
Obligations under capital leases                       104,497              --

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006

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

(3) Call center and help line services (contract services), including two call centers, one operating in Midvale, Utah and one in Detroit, Michigan provides help line services through contracts with major railroads and a call center contract with Wayne County Michigan. The call centers both operate under the brand name Wellplace; and

(4) Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website, Wellplace.com.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The accompanying financial statements should be read in conjunction with the June 30, 2006 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on October 13, 2006.

Revenue Recognition

The Company bills for its behavioral healthcare services at its inpatie nt and outpatient facilities using different software platforms for each type of service; however, in all cases the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals. This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals which are estimated at the time of admission based on information received from the individual. Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

The Company's policy is to collect estimated co-payments and deductibles at the time of admission. Payments are made by way of cash, check or credit card. If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company's policy is to allow payment to be made in three installments- one third due upon admission, one third due upon discharge and the balance due 30 days after discharge. At times the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement. In this case the Company will make arrangements with the patient once his or her condition is stabilized. At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined. Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

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

The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 86 days for the three months ended September 30, 2006 and 92 days the fiscal year ended June 30, 2006. The table below shows the DSO by segment for the same periods.

          Period         Treatment       Pharmaceutical          Contract
            End            Services          Services              Services

        09/30/2006           84                129                    64
        06/30/2006           91                 93                    51

This increase in the Pharmaceutical Services DSO's is related to the high DSO's normally associated with research receivables coupled with the recent start up of a large research contract. Contract Services DSO's fluctuate dramatically by the delay in payment of a few days for any of our large contracts. There was such a delay in payments for the Michigan call center at the end of the quarter ended September 30, 2006, inflating the DSO's for the period.

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

At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there was no unrecognized expense for options issued prior to June 30, 2005. The expense recorded in the three months ended September 30, 2006, $70,781, is for the vesting of options issued during the September quarter in fiscal 2006. Under the provisions of SFAS 123R, the Company recorded $70,781 and $75,497 of stock-based compensation on its consolidated condensed statement of operations for the three months ended September 30, 2006 and 2005, respectively, which is included in administrative expenses as follows:

                                   Three Months Ended     Three Months Ended
                                   September 30, 2006     September 30, 2005

       Employee compensation             $70,781               $75,497
                                         _______               _______
                   Total                 $70,781               $75,497
                                         =======               =======

The Company had the following activity in its stock option plans for the three months ended September 30, 2006:

                                  Number     Weighted-Average   Intrinsic Value
                                    of       Exercise Price           at
                                  Shares       Per Share      September 30, 2006
                               __________    ________________ _________________

 Balance - June 30, 2006        1,234,250        $1.45
 Granted                              --         $  --
 Exercised                       (75,500)        $0.85
 Expired                          (2,000)        $3.50
                                _________
 Balance - September 30, 2006   1,156,750        $1.48           $ 771,256
                                =========                        =========
 Exercisable                      912,688        $1.25            $821,418
                                =========                        =========

The total intrinsic value of options exercised during the three-months ended September 30, 2006 was $103,245.

The following summarizes the activity of the Company's stock options that have not vested for the three months ended September 30, 2006.

                                     Number      Weighted-
                                       of          Average
                                     Shares      Fair Value
                                    _______      __________

 Nonvested at July 1, 2006          302,812         $1.16
 Granted                                  0            --
 Expired                                  0            --
 Vested                               58,750        $1.21
                                     _______
 Nonvested at September 30, 2006     244,062        $1.15
                                     =======

The compensation cost related to the fair value of these shares of $281,241 will be recognized when these options vest over the next three years.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. There were no options issued in the quarter ended September 30, 2006. The weighted-average fair values of the options granted under the stock option plans for the three months ended September 30, 2005 was $1.21, using the following:

                                 Three Months Ended      Three Months Ended
                                 September 30, 2006      September 30, 2005
                                 __________________      __________________

 Average risk-free interest              --                   4.50%
   rate
 Expected dividend yield                 --                   None
 Expected life                           --                   4 years
 Expected volatility                     --                   45.0%

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

Note D- Reclassifications

Certain September 30, 2005 amounts have been reclassified to be consistent with the September 30, 2006 presentation.

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

                             Treatment   Pharmaceutical  Contract  Administrative
                             Services    Study Services  Services    Services    Eliminations     Total
                            ___________  ______________  ________  ______________ ___________ __________

For the three months ended:
     September 30, 2006
Revenues - external
  customers                  $7,876,432   $1,051,383      $1,134,391   $     --      $    --   $10,062,206
Revenues - intersegment           4,500           --          21,640    924,000      950,140)           --
Segment Net income (loss)     1,073,638     (126,767)        255,565   (919,153)          --       283,283
Capital Expenditures            105,468       21,268           1,565     21,268           --       152,959
Depreciation & Amortization      88,764       37,367          13,444     11,309           --       150,884


Interest Expense                 87,397       16,605           1,278     14,550           --       119,830
Income tax expense              138,498           --          40,343      3,926           --       182,767
Identifiable assets          11,163,908    5,594,180       1,006,661  4,932,299           --    22,697,048
Goodwill                        969,099    3,805,544              --         --           --     4,774,643


Note E - Business Segment Information (continued)

                             Treatment   Pharmaceutical  Contract  Administrative
                             Services    Study Services  Services     Services    Eliminations    Total
                            ___________  ______________  ________  ______________ ____________  _________

   September 30, 2005
Revenues - external          $6,712,980   $1,306,009      $ 925,837    $    --       $    --   $ 8,944,826
  customers
Revenues - intersegment           2,750           --             --     816,000      (818,750)          --
Segment Net income (loss)       684,935       92,828        336,500    (730,056)           --      384,207
Capital Expenditures            333,348       15,495          6,170      14,835            --      369,848
Depreciation & Amortization      86,503       39,863          2,304       7,306            --      135,976
Interest Expense                119,479       16,028             --      19,711            --      155,218
Income tax expense               81,071           --         14,557          --            --       95,628


Note F - Debt covenants

For the quarter ended September 30, 2006, the Company was not in compliance with its long term debt covenants related Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company's annual projections, which we failed to meet for the quarter. The first quarter tends to be less profitable than the third and fourth quarters each year because of lower adolescent census during the summer months. CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period.

Note G - Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Net Contractual adjustments recorded in the quarter ended September 30, 2006 for revenue booked in prior years resulted in an increase in net revenue of approximately $21,400. Net contractual adjustments recorded in fiscal 2006 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $343,700.

During the fiscal year ended June 30, 2006, a Medicare cost report settlement of $158,100 was received. No cost report settlements were received or recorded during the three months ended September 30, 2006.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of September 30, 2006, 2005 and June 30, 2006, for our treatment services segment.

                                        Net Revenue by Payor (in thousands)

                For the Three Months Ended  For the Three Months Ended   For the Twelve Months Ended
                     September 30, 2006           September 30, 2005           June 30, 2006
                  Amount       Percentage   Amount          Percentage   Amount           Percentage
              ___________________________  ___________________________   ___________________________

Private Pay     $   340           4%       $   311             5%       $ 1,207               5%
Commercial        4,881          62%         4,470            67%        17,572              63%
Medicare *          359           5%           292             4%           946               3%
Medicaid          2,296          29%         1,640            24%         8,137              29%
               ________          ___       ________           ___       _______              ___

Net Revenue     $ 7,876                    $ 6,713                      $27,862
               ________                    _______                      _______

     * includes Medicare settlement revenue as noted above

    Accounts Receivable Aging (Net of allowance for bad debts- in thousands)


  Quarter Ended September 30, 2006
                           Over   Over   Over   Over   Over   Over   Over
Payor         Current       30     60    90     120    150    270    360    Total
_____         _______     _____   ____   ____   ____   ____   ____   ____   _____

Private Pay   $  420     $  333   $280   $158   $136  $  736   $ 42   $ 18   $2,123
Commercial     1,617        603    259    195    166     514    110    111    3,575
Medicare         202         23      6      2     11      73     --     --      317
Medicaid         784        101     41     34     40     187     --     --    1,187
              _______     _____   ____   ____   ____  ______   ____   ____   ______
   Total      $3,023     $1,060   $586   $389   $353  $1,510   $152   $129   $7,202

     Fiscal Year Ended June 30, 2006

                           Over   Over   Over   Over   Over   Over   Over
Payor         Current       30     60    90     120    150    270    360    Total

Private Pay   $  113     $  119   $106   $113   $ 84  $  593   $ 33   $ 23   $1,184
Commercial     1,499        595    364    284    229     836    126     92    4,025
Medicare         133         38      6     17     18      73     --     --      285
Medicaid         971        152     69     32     34     243     --     --    1,501
              _______     ______  ____   ____   ____  ______   ____   ____   _______
   Total      $2,716     $  904   $545   $446   $365  $1,745   $159   $115   $6,995

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

Results of Operations

The following table illustrates our consolidated results of operations for the quarters ended September 30, 2006 and 2005 (in thousands):

                                         2006                2005
                                     (in thousands)
  Statements of Operations Data:
                                      Amount       %       Amount         %
  Revenue                            $10,062    100.0%     $8,945      100.0%
                                     _______    ______     _______      ______
  Cost and Expenses:
    Patient care expenses              4,442     44.2%      3,825       42.8%
    Contract expenses                    839      8.3%        598        6.7%
    Administrative expenses            3,774     37.5%      3,264       36.5%
    Provision for bad debts              453      4.5%        657        7.3%
    Interest expense                     120      1.2%        155        1.7%
    Other (income) expenses, net         (32)    -0.3%        (34)      -0.4%
                                     _______    ______     ______      _______
  Total expenses                       9,596     95.4%      8,465       94.6%

  Income before income taxes             466      4.6%        480        5.4%

  Provision for income taxes             183      1.8%         96        1.1%
                                     _______    ______     ______      _______

  Net income                         $   283      2.8%     $  384        4.3%
                                     _______    ______     ______      _______
Results of Operations

Total net revenue from operations increased 12.5% to $10,062,206 for the three months ended SepFtember 30,2006 from $8,944,826 for the three months ended September 30, 2005.

Net patient care revenue increased 17.3% to $7,876,432 for the three months ended September 30, 2006 from $6,712,980 for the three months ended September 30, 2005. This increase in revenue is due primarily to the addition of the 20 adjudicated juvenile beds at Detroit Behavioral Institute which helped to create a 31.0% increase in patient days for the three months ended September 30, 2006 over the same period last year. Excluding Detroit Behavioral Institute, combined census in our other inpatient facilities increased 15% largely due to renewed marketing efforts.

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

Revenue from pharmaceutical studies decreased 19.5% to $1,051,383 for the three months ended September 30, 2006 from $1,306,009 for the three months ended September 30, 2005. This decrease is due to the cyclical nature of the pharmaceutical research business where the size and number of clinical trial starts and stops changes daily. As a result, revenues from pharmaceutical studies vary greatly from period to period based on the number of active studies and available qualified participants for each active study.

Contract support services revenue provided by Wellplace increased 22.5% to $1,134,391 for the three months ended September 30, 2006 from $925,837 for the three months ended September 30, 2005. This increase in revenue is due to the start of the smoking cessation contract with a government contractor in October 2005, which increased monthly revenue by approximately $70,000 per month since the executiuon of the contract.

Patient care expenses in our treatment centers increased 21.3% to $3,955,652 for the three months ended September 30, 2006 from $3,261,911 for the three months ended September 30, 2005. This increase in expenses is due primarily to the increase in patient days noted above with the majority of the increases in expenses directly related to patient census such as payroll, hospital supplies, food and pharmacy expense. Lower census in some facilities tends to result in a higher acuity requiring a higher staffing ratio and higher ancillary costs.

Patient care expenses related to our pharmaceutical or research division decreased 13.5% to $486,937 for the three months ended September 30, 2006 from $563,154 for the three months ended September 30, 2005. This is due to the decrease in the number of study patients receiving stipends for participation in studies.

Contract support services expenses increased 40.3% to $838,555 for the three months ended September 30, 2006 from $597,795 for the three months ended September 30, 2005. This increase was due to expenses incurred in the commencement of the new smoking cessation contract previously mentioned. This resulted in increased payroll and related expenses and additional depreciation cost related to new equipment purchases.

Administrative expenses increased 17.7% to $3,095,455 for the quarter ended September 30, 2006 from $2,629,676 for the quarter ended September 30, 2005. These changes are a result of the increased administrative payroll and employee benefits related to the establishment and opening of the additional beds at Detroit Behavioral Institute. Administrative payroll increased 18.5% and employee benefits increased 23.8%. Marketing expenses increased approximately 156% as we increased national marketing efforts for our facilities. Rent expense increased approximately 29% due to the increase in space at Detroit Behavioral Institute for the girls unit. Insurance expense increased 16.7% for the quarter ended September 30, 2006. Utilities increased approximately 14.4% for the quarter ended September 30, 2006.

Administrative expenses related to the research division increased 7.11% to $679,108 for the three months ended September 30, 2006 from $633,999 for the three months ended September 30, 2005. This increase is primarily due to a 21.0% increase in payroll expense, a 17.6% increase in advertising, a 23.2% increase in telephone expense and a 9.9% increase in office expense as the study business is rebuilding.

Provision for doubtful accounts decreased 31.1% to $452,525 for the three months ended September 30, 2006 from $656,887 for the three months ended September 30, 2005. The Company's policy is to maintain reserves based on the age of its receivables. This decrease in the provision for doubtful accounts is largely attributable to the additional provision amount last year because of the software failure at Harbor Oaks. With the software issues largely resolved the provision for doubtful accounts is leveling off at a more reasonable amount at 6% of net patient care revenue as opposed to the 10% that was recorded last year.

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy.

Interest income increased 43.7% to $32,849 for the three months ended September 30, 2006 from $22,864 for the three months ended September 30, 2005. This increase is a result of increased cash in our investment accounts resulting in higher interest payments.

Other income / expense decreased 108.7% to $(943) for the three months ended September 30, 2006 from $10,785 for the three months ended September 30, 2005. This change is due processing of the amount lost from the theft at our smallest inpatient facility. The amount the loss was offset by an insurance settlement of $10,000.

Interest expense decreased 22.8% to $119,830 for the three months ended September 30, 2006 from $155,218 for the three months ended September 30, 2005. This decrease is due to the reduction of our long term debt over the last year.

The Company's provision for income taxes of $182,767 for the three month period ended September 30, 2006 is based on an estimated combined tax rate of approximately 39% for both Federal and State taxes based on Company earnings projections. If this estimate is found to be high or low, adjustments will be made in the period of the determination. This will most likely be at year end when tax estimates can be more accurately made.

Liquidity and Capital Resources

The Company's net cash provided by operating activities was $82,468 for the three months ended September 30, 2006 compared to $915,434 for the three months ended September 30, 2005. During fiscal 2005, the amount provided was due to an increase in Accounts Payable of $1,282,177 partially offset by a decrease in Accrued expenses of $641,447 and an increase in allowance for doubtful account of $753,851 partially offset by an increse in accounts receivable of $589,090. Cash flow provided by operations in the three months ended September 30, 2006 consists of net income of $283,283 plus depreciation and amortization of $170,591, non-cash interest expense $16,489, non-cash equity based charges of $70,781, a decrease in deferred tax asset of $149,232 and an increase in net accounts payable of $312,904 less cash used for net changes in accounts receivable and other operating assets of $362,303, decreases in accrued expenses of $314,430 and an increase in prepaid expenses of $457,819.

Cash used in investing activities in the three months ended September 30, 2006 consisted of $152,959 in capital expenditures compared to $369,848 in capital expenditures during the same period last year. The Company has a lease line that is currently being used to purchase the hardware and software for the Meditech system. These assets are being put into place but will not be depreciated until fully operational which is expected to be April 2007.

Cash  provided by  financing  activities  of $24,796 in the three  months  ended
September 30, 2006 was the result of the issuance of common stock for the exercise of options, an increase in the borrowing on the revolving credit facility offset by the repayment of long term debt for a total net reduction in debt of $39,569.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of September 30, 2006, accounts receivable from patient care, net of allowance for doubtful accounts, increased 2% to $7,202,055 from $6,995,475 on June 30, 2005. This minimal increase is a result of increased revenue. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem. Over the years, we have increased staff, standardization of some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. The Company has begun the process of changing its software related to the recording, billing and collecting of Accounts Receivable. This system will assist staff in the timely billing and collection of receivables. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2006 are as follows (in thousands):

   YEAR ENDING                                             OPERATING
   September 30,  TERM NOTES         CAPITAL LEASES *        LEASES   TOTAL

                 Principal Interest   Principal Interest

      2007       $  872    $  31      $ 181    $  73      $1,507     $2,684
      2008          392       24        195       41       1,524      2,156
      2009          135       19        168       28       1,493      1,843
      2010          223       15        111       12       1,019      1,380
      2011           47       11         97       23         369        547
      2012           52        5         --       --          73        130
      Thereafter     44        2         --       --          --         46
                 ______    _____      _____    _____      ______     ______
      Total      $1,765    $ 108      $ 752    $ 177      $5,985     $8,786

     * This amount includes scheduled payments on the Master lease for the hardware and software which has not yet been recorded as debt.

In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of June 30, 2006. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $669,908 which represents the earn out for the Pivotal acquisition through December 31, 2005 net of payments made through September 30, 2006. No payment is due on the $500,000 note as earn-out requirements have not been attained. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $172,205 is included in the schedule above.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000, with a balance of $564,272 at September 30, 2006, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, twelve monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table.

The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of September 30, 2006 was $1,777,931. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of September 30, 2006 is not included in the above table.

During the fiscal year ended June 30, 2006, the Company amended the above agreement on two separate occasions, first to modify the required covenants to more closely reflect the fluctuations in the Company's normal business flow and second to extend the period of the agreement for an additional year through October 19, 2008.

For the quarter ended September 30, 2006, the Company was not in compliance with its long term debt covenants related Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company's annual projections, which we failed to meet for the quarter. The first quarter tends to be less profitable than the third and fourth quarters each year because of lower adolescent census during the summer months. CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period.

The Company has operated ongoing operations profitably for twenty-three consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

Off Balance Sheet Arrangements

The Company has no off-balance-sheet arrangements, except the contingent notes disclosed in contractual obligations, that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

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

     Financial Risk

     o Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $5,850.
     o Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

     Operating Risk

     o Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $7,202,055 at September 30, 2006, $6,995,475 at June 30, 2006 and $6,330,381 at June
          30, 2005. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more conservative reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at September 30, 2006 and June 30, 2006, respectively, and Bad Debt Expense for the quarter ended September 30, 2006 and the year ended June 30, 2006:

                                   Accounts      Allowance for      Bad Debt
                                 Receivable    Doubtful Accounts     Expense
                                 ___________   _________________   _________
          September 30, 2006     $10,357,420    $ 3,155,365        $ 452,525
          June 30, 2006           10,096,061      3,100,586        1,912,516

     o The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs. We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of our total revenue is derived from these clients. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

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

PART II OTHER INFORMATION

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


                                                  PHC, Inc.
                                                  Registrant


Date:  November 14, 2006                      /s/  Bruce A. Shear
                                                   Bruce A. Shear
                                                   President
                                                   Chief Executive Officer




Date:  November 14, 2006                      /s/  Paula C. Wurts
                                                   Paula C. Wurts
                                                   Treasurer
                                                   Chief Financial Officer