Form 10-Q
period 2006-12-31
PHC INC /MA/
filed 2007-02-14
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2006.

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

                                                               Yes  X      No___


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer __ Accelerated filer __ Non accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               Yes  ____   No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares outstanding of each class of common equity, as of January 29, 2007:

         Class A Common Stock       19,047,327

         Class B Common Stock          775,760

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets - December 31, 2006 (unaudited) and June 30, 2006.

         Condensed Consolidated Statements of Operations (unaudited) - Three and six months ended December 31, 2006 and December 31, 2005.

         Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended December 31, 2006 and December 31, 2005.

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits

         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     December 31,     June 30,
            ASSETS                                     2006             2006
                                                   (unaudited)
Current assets:
   Cash and cash equivalents                       $ 4,150,210      $ 1,820,105
   Accounts receivable, net of allowance for
    doubtful accounts of $3,389,836 at December
    31, 2006 and $3,100,586 at June 30, 2006         6,736,235        6,955,475
   Pharmaceutical receivables                        1,466,484        1,470,019
   Prepaid expenses                                    863,292          490,655
   Other receivables and advances                      853,165          751,791
   Deferred income tax asset                         2,918,779        3,110,000
                                                   ___________       __________
       Total current assets                         16,988,165       14,598,045
   Accounts receivable, non-current                     35,000           40,000
   Other receivable                                     47,680           53,457
   Property and equipment, net                       2,018,990        1,799,888
   Deferred financing costs, net of amortization
    of $124,899 at December 31, 2006 and $106,422
   June 30, 2006                                        98,546          117,023
   Customer relationships, net of amortization of
    $320,000 at December 31, 2006 and $260,000 at
    June 30, 2006                                    2,080,000        2,140,000
   Goodwill                                          3,164,643        2,664,643
   Other assets                                        828,190          571,931
                                                   ___________      ___________
       Total assets                                $25,261,214      $21,984,987
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable (includes short term notes
    payable of $336,683 and $5,000)                $ 1,903,578      $ 1,518,615
   Current maturities of long-term debt              1,120,998          909,057
   Revolving credit note                             1,105,949        1,603,368
   Deferred revenue                                    388,967          385,742
   Current portion of obligations under
    capital leases                                     203,401           57,881
   Accrued payroll, payroll taxes and benefits       1,510,571        1,619,672
   Accrued expenses and other liabilities            1,248,154        1,026,419
                                                   ___________       __________
       Total current liabilities                     7,481,618        7,120,754
   Long-term debt                                    1,006,783        1,021,546
   Obligations under capital leases                     74,619           61,912
   Deferred tax liability                              325,000          325,000
                                                   ___________      ___________
       Total liabilities                             8,888,020        8,529,212
                                                   ___________      ___________
Stockholders' equity:
   Preferred Stock, 1,000,000 shares authorized,
    none issued or outstanding Class A common
    stock, $.01 par value, 30,000,000 shares
    authorized, 19,175,592 and 17,874,966 shares
    issued at December 31, 2006 and June
    30, 2006, respectively                             191,756          178,749
   Class B common stock, $.01 par value, 2,000,000
    shares authorized, 775,760 issued and outstanding
    at December 31, 2006 and  June 30, 2006,
    respectively, each convertible into one share of
    Class A common sTOCK                                 7,758            7,758
   Additional paid-in capital                       26,078,238       23,718,197
   Treasury stock, 199,098 shares of Class A common
    stock at December 31, 2006 and June 30, 2006, at
    cost                                              (191,700)        (191,700)
Accumulated deficit                                 (9,712,858)     (10,257,229)
                                                   ___________      ___________
Total stockholders' equity                          16,373,194       13,455,775
Total liabilities and stockholders' equity         $25,261,214      $21,984,987
                                                   ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                   Three Months Ended         Six Months Ended
                                      December 31,                December 31,
                                _______________________   _____________________
                                  2006         2005         2006           2005
                               __________   __________   __________     __________
Revenues:
   Patient care, net          $ 7,946,670   $ 6,465,356   $15,823,102   $13,178,336
   Pharmaceutical studies         873,920     1,084,084     1,925,303     2,390,093
   Contract support services    1,131,770     1,153,073     2,266,161     2,078,910
                              ___________   ___________   ___________   __________
      Total revenues            9,952,360     8,702,513    20,014,566    17,647,339

Operating expenses:
   Patient care expenses        4,243,531     3,292,393     8,199,183     6,554,304
   Patient care expenses,
    pharmaceutical                421,549       510,834       908,486     1,073,988
   Cost of contract support
    services                      687,174       587,067     1,525,729     1,184,862
   Provision for doubtful
    accounts                     347,458        475,768       799,983     1,132,655
   Administrative expenses      3,118,099     2,749,100     6,213,554     5,378,776
   Administrative expenses,
    pharmaceutical                529,555       538,291     1,208,663     1,172,290
                              ___________   ___________   ___________   ___________
      Total operating
       expenses                 9,347,366     8,153,453     8,855,598    16,496,875
                              ___________   ___________   ___________   ___________

Income from operations            604,994       549,060     1,158,968     1,150,464
                              ___________   ___________   ___________    __________
   Other income (expense):
    Interest income                33,808        15,397        66,657        38,261
    Other income (expense)         (3,135)       21,263        (4,078)       32,048
    Interest expense             (212,441)     (174,338)     (332,271)     (329,556)
                               ___________   ___________   __________    __________

      Total other expenses,
       net                       (181,768)     (137,678)     (269,692)     (259,247)
                               ___________   ___________   __________     _________
Income before provision for
  taxes                           423,226       411,382       889,276       891,217
Provision for income taxes        162,138        64,600       344,905       160,228
                               ___________   ___________   __________     _________

Net income                    $   261,088   $   346,782   $   544,371   $   730,989
                              ===========   ===========   ===========   ===========

Basic net income per common
 share                        $      0.01   $      0.02   $      0.03   $      0.04
                              ===========   ===========   ===========   ===========

Basic weighted average number
 of shares outstanding         18,758,151    18,159,188    18,636,146    18,125,265
                              ===========   ===========    ==========    ==========

Fully diluted net income per
 common share                 $      0.01   $      0.02   $      0.03   $      0.04
                              ===========   ===========   ===========   ===========

Fully diluted weighted
 average number of shares
 outstanding                   19,409,232    19,301,486    19,280,727    19,302,592
                              ===========   ===========   ===========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      For the Six Months Ended
                                                            December 31,
                                                        2006           2005
                                                   __________       ________
Cash flows from operating activities:
  Net income                                        $ 544,371        $730,989
  Adjustments to reconcile net income to
   net cash provided by
    operating activities:
      Depreciation and amortization                    34,924         331,319
      Non-cash interest expense                       113,018          27,864
      Deferred income taxes                           191,221         (23,670)
      Non-cash stock-based compensation                91,684          90,872
        Change in allowance for doubtful accounts     289,250       1,216,020
  Changes in:
       Accounts receivable                           (157,072)     (1,515,378)
       Prepaid expenses and other current assets      (35,954)        (67,975)
       Other assets                                  (272,301)        (28,685)
       Accounts payable                                48,280         668,460
       Accrued expenses and other liabilities         115,859        (556,073)
                                                    __________     ___________
Net cash provided by operating activities           1,263,280         873,743
                                                    __________     ___________
Cash flows from investing activities:
      Acquisition of property and equipment          (217,580)       (627,776)
                                                    __________     ___________
Net cash used in investing activities                (217,580)       (627,776)
                                                    __________     ___________
Cash flows from financing activities:
     Revolving debt, net                             (497,419)        137,406
     Principal payments on long-term debt            (499,540)       (288,880)
     Proceeds from issuance of common stock, net    2,281,364          53,100
     Purchase of treasury stock                            --         (36,613)
                                                    __________     ___________

Net cash provided by financing activities           1,284,405        (134,987)
                                                    __________     ___________

Net  increase in cash and cash equivalents          2,330,105         110,980
Beginning cash and cash equivalents                 1,820,105         917,630
                                                    __________     ___________
Ending cash and cash equivalents                   $4,150,210      $1,028,610
                                                   ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                      $  268,612      $  329,556
     Income taxes                                     118,561         235,171

SUPPLEMENTAL DISCLOSURE OF NONCASH
OPERATING INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in cashless
 exercise of warrants                              $       30      $   24,242
Obligations under capital leases                      241,927              --
Pivotal acquisition Note B recorded                   500,000
Issuance of common stock in cashless exercise
 of options                                                --          18,577
Value of warrants issued in connection with the
 Pivotal acquisition                                       --          51,860
Short Term Note payable                               500,873         508,039

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006

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

     (2) Pharmaceutical research study services, including three clinic study sites: two in Arizona, in Peoria and Mesa and one in Midvale, Utah. The Company closed its research site in Royal Oak, Michigan at the end of last quarter. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research;

     (3) Call center and help line services (contract services), including two call centers, one operating in Midvale, Utah and one in Detroit, Michigan, provides help line services through contracts with major railroads and a call center contract with Wayne County, Michigan. The call centers both operate under the brand name Wellplace; and

     (4) Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website, Wellplace.com.

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The accompanying financial statements should be read in conjunction with the June 30, 2006 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on October 13, 2006.

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

     The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 76 days for the six months ended December 31, 2006 and 65 days the fiscal year ended June 30, 2006. The table below shows the DSO by segment for the same periods.

           Period          Treatment        Pharmaceutical        Contract
             End           Services            Services           Services
          __________       _________        ______________        ________

          12/31/2006           78                140                 60
          06/30/2006           91                 93                 51

     This increase in the Pharmaceutical Services DSO's is related to the high DSO's normally associated with research receivables coupled with the recent start up of a large research contract. Contract Services DSO's may fluctuate dramatically by the delay in payment of a few days for any of our large contracts. There was such a delay in payments for the Michigan call center at the end of the quarter ended December 31, 2006, inflating the DSO's for the period.

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

     Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company's stock compensation is accounted for as an equity instrument and there have been no liability awards granted. Any income tax benefit related to stock compensation is shown under the financing section of the Cash Flow Statement. Based on the Company's historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

     At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there was no unrecognized expense for options issued prior to June 30, 2005. The expense recorded in the three months ended December 31, 2006, $20,903, is the Black-Scholes value of the vested number of options issued during the period. The expense recorded in the six months ended December 31, 2006 also includes $70,781 for the vesting of options previously issued based on the terms of the agreements. Under the provisions of SFAS 123R, the Company recorded $20,903 and $5,500 of stock-based compensation on its consolidated condensed statement of operations for the three months ended December 31, 2006 and 2005, respectively, and $91,684 and $75,338 for the six months ended December 31, 2006 and 2005, respectively.

     The Company had the following activity in its stock option plans for the six months ended December 31, 2006:

                                  Number    Weighted-Average    Intrinsic Value
                                    Of       Exercise Price           At
                                  Shares       Per Share       December 31, 2006
                                 _______________________________________________

   Balance - June 30, 2006        1,234,250         $1.45
   Granted                           56,250         $2.07
   Exercised                       (104,500)        $0.75
   Expired                          (12,000)        $2.30
                                  __________
   Balance - December 31, 2006    1,174,000         $1.53         $1,935,045
                                  __________        _____         __________

       Exercisable                  899,000         $1.29         $1,700,689
                                  __________        _____         __________

     The total intrinsic value of options exercised during the six-months ended December 31, 2006 was $169,545.

     The following summarizes the activity of the Company's stock options that have not vested for the six months ended December 31, 2006.

                                     Number         Weighted-
                                       Of            Average
                                     Shares         Fair Value
                                     ______         ___________

   Nonvested at July 1, 2006         300,938          $1.17
   Granted                            56,250           1.10
   Expired/Forfeited                  (2,500)          1.24
   Vested                            (79,688)          1.15
                                     ________         ______

     Nonvested at December 31, 2006   275,000         $1.16
                                     ________         ______

     The compensation cost related to the fair value of these shares of $276,320 will be recognized when these options vest over the next three years.

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2006 was $1.10 and the weighted-average fair value of the options granted for the six months ended December 31, 2006 and 2005 was $1.10 and $1.12, using the following assumptions:

                           Three Months   Three Months   Six Months   Six Months
                           Ended          Ended          Ended        Ended
                           December       December       December     December
                           31, 2006       31, 2005       31, 2006     31, 2005
                           ____________   ____________   __________   _________
  Average risk-free
   interest RATE              4.60%        4.50%          4.60%        4.50%
  Expected dividend yield     None         None           None         None
  Expected life               5 years      4 years        5 years      4 years
  Expected volatility         48.0%        45.0%          48.0%        45.0%

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

Note D- Reclassifications

     Certain December 31, 2005 amounts have been reclassified to be consistent with the December 31, 2006 presentation.

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

                           Treatment   Pharmaceutical   Contract   Administrative
                           Services    Study Services   Services     Services     Eliminations     Total
                           ___________________________________________________________________________________
For the three months
 ended:
  December 31, 2006
Revenues - external
  customers               $7,946,670    $ 873,920    $1,131,770    $       --     $       --     $9,952,360
Revenues - intersegment           --           --        19,470       924,000       (943,470)            --
Net income (loss)            968,831     (168,603)      375,829      (914,969)            --        261,088
Capital Expenditures          49,393        4,040            --        11,188            --         64,621
Depreciation & Amortization   88,563       40,010        13,278        12,574            --        154,425
Interest Expense             105,566       91,419         1,115        14,341            --        212,441
Income tax expense            94,859           --        68,462        (1,183)           --        162,138

Note E - Business Segment
 Information (continued
 December 31, 2005
                           Treatment   Pharmaceutical   Contract   Administrative
                           Services    Study Services   Services     Services     Eliminations     Total
                           ___________________________________________________________________________________
Revenues - external
 customers                $ 6,465,356  $1,084,084    $1,153,073    $       --   $       --    $ 8,702,513
Revenues - intersegment        23,900          --        21,265       816,000     (861,165)            --
Net income (loss)             544,426      (2,356)      557,577      (752,865)          --        346,782
Capital Expenditures          124,355      10,797        78,974        43,803           --        257,929
Depreciation &
 Amortization                 123,698      40,947        16,943        12,842           --        194,430
Interest Expense              136,371      33,475         2,429         2,063           --        174,338
Income tax expense             51,160       3,840         6,000         3,600           --         64,600

For the six months ended:
    December 31, 2006

Revenues - external
 customers                $15,823,102  $1,925,303    $2,266,161    $       --    $       --    $20,014,566
Revenues - intersegment         4,500          --        41,110     1,848,000    (1,893,610)            --
Net income (loss)           2,042,469    (295,370)      631,394    (1,834,122)           --        544,371
Capital Expenditures          154,861      25,308         1,565        35,846            --        217,580
Depreciation &
 Amortization                 177,327      77,377        37,858        23,883            --        316,445
Interest Expense              192,963     108,024         2,393        28,891            --        332,271
Income tax expense            233,357          --         2,743            --            --        344,905
Identifiable assets        10,538,634   6,078,733     1,019,944     7,623,903            --     25,261,214
Goodwill and customer
   relationships              969,099   4,275,544            --            --            --      5,244,643

    December 31, 2005
Revenues - external
 customers                $13,178,336  $2,390,093    $2,078,910    $       --    $       --    $17,647,339
Revenues - intersegment        35,650          --        44,280     1,632,000    (1,711,930)            --
Net income (loss)           1,252,376      90,472       871,062    (1,482,921)           --        730,989
Capital Expenditures          457,703      26,291        85,144        58,638            --        627,776
Depreciation &
 Amortization                 191,791      80,810        19,247        20,148            --        311,996
Interest Expense              255,850      49,503         2,429        21,774            --        329,556
Income tax expense            132,231       3,840        20,557         3,600            --        160,228

At June 30, 2006:
Identifiable assets        10,399,918    5,584,753      844,784     5,155,532            --     21,984,987

Goodwill and customer
 relationships                969,099    1,695,544           --            --            --      2,664,643

Note F - Debt covenants

     For the period and quarter ended December 31, 2006, the Company was not in compliance with its long term debt covenants related Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company's annual projections, which we failed to meet for the quarter ended December 31, 2006. The first and second quarters of each year tend to be less profitable than the third and fourth quarters each year because of lower adolescent census during the summer months and lower Chemical Dependency census during November and December. CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period and has agreed to modify these covenants, restructure the debt and lower interest rates. The Company expects to execute a new agreement by the end of the current quarter.

Note G - Private Placement

     On December 19, 2006, the Company entered into an agreement pursuant to which the Company sold $2,000,000 in unregistered Class A Common Stock to a single investor to provide the equity component for the build-out of the Company's Las Vegas hospital project, Seven Hills.

     The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which is the average selling price per share over the 20 trading days prior to the sale, minus 4%. In addition to providing a certificate evidencing the 961,539 unregistered shares within three business days from the close of the transaction, the Company is also obligated to file a Registration Statement with the Securities and Exchange Commission within 90 days of the close of the transaction to register the shares issued, to put forth it's best efforts to cause the Registration Statement to brought effective within 120 days of the close of the transaction and to maintain the Registration Statement's current status for a period of two years from the date of the close of the transaction.

     If the Company fails to meet such 120 day deadline, it would be required to pay to the investor, in cash or shares (at the Company's option), 1% of the aggregate purchase price for each monthly period or pro rata portion thereof in which the Company is not in compliance with its registration obligations.

     The total amount of consideration that the Company could be required to transfer under this registration payment arrangement would be $480,000. If the Company was to exercise its option to settle the above liability using its Common Stock, the Company potentially could have to issue 230,769 shares based upon the per share purchase price of $2.08.

     At December 31, 2006, the Company has not recorded a liability in its accompanying financial statements based on its assessment of the likelihood of default under any of these provisions. (For additional information see the Company's current report filed with the Securities and Exchange Commission on Form 8-K dated December 20, 2006).

Note H - Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an
interpretation of FASB Statement No. 109, (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements,

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

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

Note I - Subsequent Events

     Subsequent to December 31, 2006, through it's subsidiary Harmony Healthcare, the Company finalized an agreement with Behavioral Healthcare Options (BHO), a subsidiary of Sierra Health Services, Inc., to operate four clinics in the BHO network in Las Vegas and northwest Arizona. Harmony Healthcare will provide a full array of services including inpatient hospitalization, utilization and case management, outpatient services including individual and group therapy, medication management, psychological testing, as well as crisis and triage care for all Sierra members accessing BHO services. Harmony will operate four clinics, two in greater Las Vegas and two in northwest Arizona, formerly operated by BHO.

     Also, subsequent to December 31, 2006, the Company, through it's Seven Hills Hospital, Inc. subsidiary, entered into an agreement to purchase a 15.24% membership interest, for $400,000, in the Seven Hills Psych Center, LLC. Seven Hills Psych Center, LLC is the corporation that owns the property and will own the building that will house our Seven Hills Hospital operations in Las Vegas. The Company anticipates the opening of this hospital by the end of the calendar year.

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

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital, a residential treatment facility and six outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company's internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah and Arizona.

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

     The Company currently has one "at-risk" contract. The contract calls for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under this contract are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contract is considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded. Subsequent to quarter end, the Company entered into an additional "at-risk" contract with Behavioral Healthcare Options (BHO), a subsidiary of Sierra Health Services, Inc., to operate four clinics in the BHO network in Las Vegas and northwest Arizona formerly operated by BHO. Harmony Healthcare will provide a full array of services including inpatient hospitalization, utilization and case management, outpatient services including individual and group therapy, medication management, psychological testing, as well as crisis and triage care for all Sierra members accessing BHO services. This contract mirrors the above referenced contract with a greater number of members resulting in an expected higher utilization of services.

     All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Net Contractual adjustments recorded in the six months ended December 31, 2006 for revenue booked in prior years resulted in an increase in net revenue of approximately $12,122. Net contractual adjustments recorded in fiscal 2006 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $343,700.

     During the fiscal year ended June 30, 2006, a Medicare cost report settlement of $158,100 was received. During the quarter ended December 31, 2006 a cost report settlement of $53,446 from Medicare and $98,400 from Blue Cross were received and recorded during the three months ended December 31, 2006.

     Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of December 31, 2006, 2005 and June 30, 2006, for our treatment services segment.

                                 Net Revenue by Payor (in thousands)_

               For the Three Months     For the Six Months              For the Twelve
                Ended December 31,       Ended December 31,              Months Ended
                  2006          2005         2006          2005         June 30, 2006
             ________________________________________________________________________________
                 $     %        $    %        $     %       $     %     Amount     Percentage

Private Pay   $  343   4    $  287   4    $   682   4     $  598   5    $ 1,207        5
Commercial     4,933   62    4,128   64     9,815   62     8,599   65    17,572        63
Medicare *       322   4       264   4        681   4        556   4        946        3
Medicaid       2,349   30    1,786   28     4,645   30     3,425   26     8,137        29
              _______       ______        _______         ______       ________
Net Revenue   $ 7,947       $6,465        $15,823         $13,178      $ 27,862
              =======       =======       =======         =======      ========

     * includes Medicare settlement revenue as noted above

    Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

  As of December 31, 2006
                        Over   Over   Over   Over   Over    Over   Over
Payor        Current     30     60     90    120    180     270    360    Total
             ______     _____   _____   ___   ___   ______  ____  ____   ______

Private Pay     247       242    205    135    92     693     66    25   $1,705
Commercial    1,302       627    281    246   189     565     95   159    3,464
Medicare        122        15     34     25     5      54     --    --      255
Medicaid        902       126     90     22    41     166     --    --    1,347
             ______     _____   _____   ___   ___   ______   ____  ____  ______
   Total      2,573     1,010    610    428   327   1,478    161   184   $6,771


  Fiscal Year Ended June 30, 2006
                       Over   Over   Over   Over   Over     Over   Over
Payor        Current     30     60     90    120    180     270    360   Total
             ______     _____   _____   ___   ___   ______   ____  ____  ______
Private Pay  $  113    $  119   $106   $113   $ 84  $  593  $ 33  $ 23   $1,184
Commercial    1,499       595    364    284    229     836   126    92    4,025
Medicare        133        38      6     17     18      73    --    --      285
Medicaid        971       152     69     32     34     243    --    --    1,501
             ______     _____   _____  ____   ____   ______  ____ ____   ______
   Total     $2,716    $  904   $545   $446   $365  $1,745  $159  $115   $6,995

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

Income Taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. During the fourth quarter of fiscal year ended June 30, 2006, the Company recognized 100% of its federal deferred tax benefit based on past profitability and future projections. The total tax benefit recorded was $1,638,713.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets are reviewed by the Company, at least annually, and represent fair values. Such valuations require the Company to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment. During the quarter ended December 31, 2006 the Company recorded an additional $500,000 in goodwill as a result of the Pivotal acquisition earn-out.

Results of Operations

     The following table illustrates our consolidated results of operations for the three and six months ended December 31, 2006 and 2005 (in thousands):

                                 For the Three Months Ended           For the Six Months ended
                                         December 31,                        December 31,
                                  2006                2005              2006               2005
                           ______________________________________________________________________________
                                                        (in thousands)
Statements of
 Operations Data:
                            Amount     %        Amount     %      Amount      %     Amount      %
Revenue                     $9,952   100.0      $8,703   100.0    $20,015   100.0   $17,647   100.0
                            ______   ______     ______   ______   _______   ______   _______   _____
Cost and Expenses:
   Patient care
    expenses                 4,665    46.87      3,803    43.70     9,108   45.51     7,628   43.23
   Contract expenses           687     6.90        587     6.75     1,526    7.62     1,185    6.71
   Administrative
    expenses                 3,649    36.66      3,288    37.77     7,422   37.08     6,550   37.12
   Provision for bad
    debts                      347     3.49        476     5.47       800    4.00     1,133    6.42
   Interest expense            212     2.14        174     2.00       332    1.66       330    1.87
   Other (income)expenses,
    net                        (31)   -0.31        (37)   -0.42       (63)  -0.31       (70)  -0.40
                            ______   ______     ______   ______   _______   ______   _______   _____
Total expenses               9,529    95.75      8,291    95.27    19,125   95.56    16,756   94.95
                            ______   ______     ______   ______   _______   ______   _______   _____

Income before income taxes     423     4.25        412     4.73       889    4.44       891    5.05

Provision for income taxes     162     1.63         65     0.74       345    1.72       160    0.91
                            ______   ______     ______   ______   _______   ______   _______   _____

Net income                     261     2.62         47     3.98   $   544    2.72   $   731    4.14
                            ______   ______     ______   ______   _______   ______   _______   _____

Results of Operations

     Total net revenue from operations increased 14.4% to $9,952,360 for the three months ended December 31, 2006 from $8,702,513 for the three months ended December 31, 2005 and 13.4% to 20,014,566 for the six months ended December 31, 2006 from $17,647,339 for the six months ended December 31, 2005.

     Net patient care revenue increased 22.9% to $7,946,670 for the three months ended December 31, 2006 from $6,465,356 for the three months ended December 31, 2005 and 20.1% to $15,823,102 for the six months ended December 31, 2006 from

$13,178,336 for the six months ended December 31, 2005. This increase in revenue is due primarily to the addition of the 20 adjudicated juvenile beds at Detroit Behavioral Institute which helped to create a 12.2% and 16.8% increase in patient days for the three months and six months ended December 31, 2006, respectively, over the same periods last year. Excluding Detroit Behavioral Institute, combined census in our other inpatient facilities increased 1.1% and 2.1% for the same periods.

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

     Revenue from pharmaceutical studies decreased 19.4% to $873,920 for the three months ended December 31, 2006 form $1,084,084 for the three months ended December 31, 2005 and 19.5% to $1,925,303 for the six months ended December 31, 2006 from $2,390,093 for the six months ended December 31, 2005. This decrease is due to the cyclical nature of the pharmaceutical research business, where the size and number of clinical trial starts and stops changes daily. As a result, revenues from pharmaceutical studies vary greatly from period to period based on the type of study, the number of active studies and available qualified participants for each active study.

     Contract support services revenue provided by Wellplace decreased 1.9% to $1,131,770 for the quarter ended December 31, 2006 from $1,153,073 for the three months ended December 31, 2005 and increased 9.0% to $2,266,161 for the six months ended December 31, 2006 from $2,078,910 for the six months ended December 31, 2005. This increase in revenues is due to the start of the smoking cessation contract with a government contractor in October 2005.

     Patient care expenses in our treatment centers increased 28.9% to $4,243,531 for the three months ended December 31, 2006 from $3,292,393 for the three months ended December 31, 2005 and 25.1% to $8,199,183 for the six months ended December 31, 2006 from 6,554,304 for the six months ended December 31, 2005. This increase in expenses is due primarily to the increase in patient days noted above with the majority of the increases in expenses directly related to patient census such as payroll, nursing and medical agency fees, hospital supplies, food lab and pharmacy expense. Lower census in some facilities tends to result in a higher acuity requiring a higher staffing ratio and higher ancillary costs.

     Patient care expenses related to our pharmaceutical or research division decreased 17.5% to $421,549 for the three months ended December 31, 2006 from $510,834 for the three months ended December 31, 2005 and 15.4% to 908,486 for the six months ended December 31, 2005 from 1,073,988 for the six months ended December 31, 2005. This is due to the decrease in the number of study patients receiving stipends for participation in studies and a decrease in the professional fees related to study services.

     Contract support services expenses increased 17.1% to $687,174 for the three months ended December 31, 2006 from $587,067 for the three months ended December 31, 2005 and 28.8% to $1,525,729 for the six months ended December 31, 2006 from $1,184,862 for the six months ended December 31, 2005. This increase was due to expenses incurred in the commencement of the new smoking cessation contract previously mentioned. This resulted in increased payroll and related expenses and additional depreciation cost related to new equipment purchases and amortization of software designed specifically for our smoking cessation program.

     Administrative expenses increased 13.4% to $3,118,099 for the three months ended December 31, 2006 from $2,749,100 for the three months ended December 31, 2005 and 15.5% to $6,213,554 for the six months ended December 31, 2006 from $5,378,776 for the six months ended December 31, 2005. These changes are a result of the increased administrative payroll and employee benefits related to the establishment and opening of the additional beds at Detroit Behavioral Institute. Administrative payroll increased 11.7% and employee benefits increased 21.5%, for the three months ended December 31, 2006, partially due to the increase in expense attributable to stock based compensation and the increase in staffing in preparation for the new contract implemented at Harmony on January 1, 2007. Office expense increased 37% during the quarter related to housing the Meditech hardware in a hosted environment. Rent expense increased approximately 111% due to the increase in space at Detroit Behavioral Institute for the girls unit and insurance expense increased 121% for the six months ended December 31, 2006.

     Administrative expenses related to the research division decreased 1.6% to $529,555 for the three months ended December 31, 2006 from $538,291 for the three months ended December 31, 2006 and increased 3.1% to $1,208,663 for the six months ended December 31, 2006 from $1,172,290 for the six months ended December 31, 2005. These minimal changes in Administrative expenses are due to tight expense controls maintained while the study census is low with the majority of the increase in Advertising and Marketing expenses.

     Provision for doubtful accounts decreased 27.0% to $347,458 for the three months ended December 31, 2006 from 475,768 for the three months ended December 31, 2005 and 29.4% to 799,983 for the six months ended December 31, 2006 from $1,132,655 for the six months ended December 31, 2005. The Company's policy is to maintain reserves based on the age of its receivables. This decrease in the provision for doubtful accounts is largely attributable to the additional provision amount last year because of the software failure at Harbor Oaks. With the software issues largely resolved the provision for doubtful accounts is leveling off at a more reasonable amount of approximately 5% to 6% of net patient care revenue as opposed to the 10% or higher that was recorded last year.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy.

     Interest income increased 119.6% to $33,808 for the three months ended December 31, 2006 form $15,397 for the three months ended December 31, 2005 and 74.22% to $66,657 for the six months ended December 31, 2006 from $38,261 for the six months ended December 31, 2005. This increase is a result of increased cash in our investment accounts resulting in higher interest earnings.

     Other income / expense decreased 114.7% to $(3,135) for the three months ended December 31, 2006 from $21,263 for the three months ended December 31, 2005 and 112.7% to ($4,078) for the six months ended December 31, 2006 from $32,048 for the six months ended December 31, 2005. This change is due to processing of the amount lost from the theft at our smallest inpatient facility. The amount of the loss was partially offset by an insurance settlement of $10,000.

     Interest expense increased 21.9% to $212,441 for the three months ended December 31, 2006 from $174,338 for the three months ended December 31, 2005 and increased 0.8% to $332,271 for the six months ended December 31, 2006 from $329,556 for the six months ended December 31, 2005. This increase is due to the recording of $80,000 of interest on an earn-out note issued at the time of the Pivotal acquisition. As required by GAAP, this Note B and none of the interest due on the Note B was booked since the entire principle balance of the Note was contingent on future earnings.

     The Company's provision for income taxes of $162,138 for the three month period ended December 31, 2006 and $344,905 for the six months ended December 31, 2006 is based on an estimated combined tax rate of approximately 39% for both Federal and State taxes based on Company earnings projections. If this estimate is found to be high or low, adjustments will be made in the period of the determination. This will most likely be at year end when tax estimates can be more accurately made.

Liquidity and Capital Resources

     The Company`s net cash provided by operating activities was $1,263,280 for the six months ended December 31, 2006 compared to $873,743 for the six months ended December 31, 2005. Cash flow provided by operations in the six months ended December 31, 2006 consists of net income of $544,371 plus depreciation and amortization of $334,924, non-cash interest expense $113,018, non-cash equity based charges of $91,684, a decrease in deferred taxes of $191,221 and an increase in net accounts payable of $384,963, an increase in accrued expenses of $115,859 and a decrease in net accounts receivable of $157,072, less cash used in other operating assets of $272,301 and an increase in prepaid expenses of $372,637.

     Cash used in investing activities in the six months ended December 31, 2006 consisted of $217,580 in capital expenditures compared to $627,776 in capital expenditures during the same period last year. The Company has a lease line that is currently being used to purchase the hardware and software for the Meditech system. These assets are being put into place but will not be depreciated until fully operational which is expected to be April 2007. Leased equipment is listed as supplemental information on the cash flow statement.

     Cash provided by financing activities of $1,284,405 in the six months ended December 31, 2006 was the result of $2,281,364 in net proceeds from the issuance of common stock in a private placement and for the exercise of warrants and options, offset by a reduction in the revolving credit debt of $497,419 and repayments on long term debt of $499,540.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of December 31, 2006, accounts receivable from patient care, net of allowance for doubtful accounts, decreased 3.2% to $6,771,235 from $6,995,475 on June 30, 2006. This decrease is a result of increased collection efforts. The Company monitors accounts receivable closely. Over the years, we have increased staff, standardization of some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. The Company has begun the process of changing its software related to the recording, billing and collecting of Accounts Receivable. This system will assist staff in the timely billing and collection of receivables. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2006 are as follows (in thousands):


 YEAR ENDING                       CAPITAL                 OPERATING
 December 31.     TERM NOTES       LEASES *                 LEASES      TOTAL
_____________  ___________________  _____________________   ________  ______

              Principal  Interest    Principal   Interest
   2007        $1,121      $27        $203        $ 49      $1,523       $2,923
   2008           599       23         184          33       1,531        2,370
   2009           228       18         147          19       1,477        1,889
   2010            48       14         113          10         871        1,056
   2011            48       10          51           2         356          467
   2012            53        5          --          --          --           58
   Thereafter      30        1          --          --          --           31
               ______      ___        ____        ____       ______       ______
    Total      $2,127      $98        $698        $113      $5,758       $8,794

     * This amount includes scheduled payments on the Master lease for the hardware and software which has not yet been recorded as debt.

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of June 30, 2006. The liability for the second Note was recorded as of December 31, 2006. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $588,145 which represents the earn out for the Pivotal acquisition through December 31, 2005 net of payments made through December 31, 2006. On December 31, 2006 the earn-out requirements on the $500,000 Note were attained, therefore the $500,000 balance plus accrued interest of $80,000 was recorded and is included in Term notes in the above table. Note repayment began on the $500,000 Note on January 1, 2007. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $174,802 is included in the schedule above.

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000, with a balance of $440,704 at December 31, 2006, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

     The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, twelve monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table.

     The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of

December 31, 2006 was $1,105,949. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of December 31, 2006 is not included in the above table.

     During the fiscal year ended June 30, 2006, the Company amended the above agreement on two separate occasions, first to modify the required covenants to more closely reflect the fluctuations in the Company's normal business flow and second to extend the period of the agreement for an additional year through October 19, 2008.

     For the quarter ended December 31, 2006, the Company was not in compliance with its long term debt covenants related Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company's annual projections, which we failed to meet for the quarter. The first and second quarters tend to be less profitable than the third and fourth quarters each year because of lower adolescent census during the summer months and lower chemical dependency census during November and December. CapitalSource, the Company's lender, has provided the Company with a waiver of the covenants for the period.

     The Company has operated ongoing operations profitably for twenty-four consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

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

     Financial Risk

     o Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $2,340.

     o Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

     Operating Risk

     o Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,771,235 at December 31, 2006, $6,995,475 at June 30, 2006 and $6,330,381 at June
          30, 2005. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a conservative reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at December 31, 2006 and June 30, 2006, respectively, and Bad Debt Expense for the six months ended December 31, 2006 and the year ended June 30, 2006:

                                              Allowance for
                               Accounts         Doubtful
                               Receivable       Accounts      Bad Debt Expense
                               ___________   _______________  ________________

          December 31, 2006    $10,161,071   $3,389,836          $  799,983
          June 30, 2006         10,096,061    3,100,586           1,912,516

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on December 20, 2006. In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the shareholders voted to ratify the selection of Eisner, LLP, Registered Public Accounting firm, to audit the Company's books and records for the fiscal year ending June 30, 2007. No other matters were brought before the shareholders.



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


                                               PHC, Inc.
                                               Registrant


Date:  February 14, 2007                       /s/  Bruce A. Shear
                                               _______________________________
                                                    Bruce A. Shear
                                                    President
                                                    Chief Executive Officer




Date:  February 14, 2007                       /s/  Paula C. Wurts
                                               _______________________________
                                                    Paula C. Wurts
                                                    Treasurer
                                                    Chief Financial Officer

                                    -- 23 --