Form 10-Q
period 2007-03-31
PHC INC /MA/
filed 2007-05-15
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ______


 Commission file number  0-22916
                         _______

                                    PHC, INC.
             (Exact name of registrant as specified in its charter)

      Massachusetts                                           04-2601571
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization) No.)                          Identification

200 Lake Street, Suite 102, Peabody MA                          01960
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ____Accelerated filer____Non accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                   Yes ____ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity, as of May 4, 2007:

         Class A Common Stock       19,233,422
         Class B Common Stock          775,760

                                    PHC, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

          Condensed Consolidated Balance Sheets - March 31, 2007 (unaudited) and June 30, 2006.

          Condensed Consolidated Statements of Operations (unaudited) - Three and nine months ended March 31, 2007 and March 31, 2006.

          Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended March 31, 2007 and March 31, 2006.

          Notes to Condensed Consolidated Financial Statements - March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

Item 4.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 6.   Exhibits

          Signatures

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,       June 30,
             ASSETS                                    2007             2006
                                                   ___________       __________
                                                   (unaudited)
Current assets:
   Cash and cash equivalents                       $ 4,250,075      $ 1,820,105
   Accounts receivable, net of allowance for
     doubtful accounts of $3,393,907 at March
     31, 2007 and $3,100,586 at June 30, 2006        6,974,749        6,955,475
   Pharmaceutical receivables                        1,926,604        1,470,019
   Prepaid expenses                                    647,252          490,655
   Other receivables and advances                      722,484          751,791
   Deferred income tax asset                         2,605,645        3,110,000
                                                   ___________       __________
       Total current assets                         17,126,809       14,598,045
   Accounts receivable, non-current                     35,000           40,000
   Other receivable                                     47,680           53,457
   Property and equipment, net                       2,312,231        1,799,888
   Deferred financing costs, net of amortization
     of $134,138 at March 31, 2007 and $106,422
     June 30, 2006                                      89,307          117,023
   Customer relationships, net of amortization
     of $350,000 at March 31, 2007  and
     $260,000 at June 30, 2006                       2,050,000        2,140,000
   Goodwill                                          3,508,576        2,664,643
   Other assets                                      1,703,529          571,931
                                                   ___________      ___________
       Total assets                                $26,873,132      $21,984,987
                                                   ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable (includes short term
    notes payable of $166,646 and $8,956)          $ 1,832,105      $ 1,518,615
   Current maturities of long-term debt              1,156,028          909,057
   Revolving credit note                             1,256,127        1,603,368
   Deferred revenue                                    500,716          385,742
   Current portion of obligations under capital
     leases                                            210,945           57,881
   Accrued payroll, payroll taxes and benefits       2,173,886        1,619,672
   Accrued expenses and other liabilities            1,367,111        1,026,419
                                                   ___________      ___________
       Total current liabilities                     8,496,918        7,120,754
   Long-term debt                                    1,010,498        1,021,546
   Obligations under capital leases                    168,763           61,912
   Deferred tax liability                              325,000          325,000
                                                   ___________      ___________
       Total liabilities                            10,001,179        8,529,212
                                                   ___________      ___________

Stockholders' equity:
   Preferred Stock, 1,000,000 shares authorized,
     none issued or outstanding                             --               --
   Class A common stock, $.01 par value, 30,000,000
     shares authorized, 19,369,833 and 17,874,966
     shares issued at March 31, 2007 and June 30,
     2006, respectively                                193,698          178,749
   Class B common stock, $.01 par value, 2,000,000
     shares authorized, 775,760  issued and
     outstanding at March 31, 2007 and  June 30,
     2006, respectively, each convertible into one
     share of Class A common Stock                       7,758            7,758
   Additional paid-in capital                       26,259,276       23,718,197
   Treasury stock, 199,098 shares of Class A
     common stock at March 31, 2007 and June 30,
     2006,  at cost                                   (191,700)        (191,700)
Accumulated deficit                                 (9,397,079)     (10,257,229)
                                                   ___________      ___________
Total stockholders' equity                          16,871,953       13,455,775
Total liabilities and stockholders' equity         $26,873,132      $21,984,987
                                                   ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended        Nine Months Ended
                                        March 31,                March 31,
                                  2007           2006        2007            2006
                               ______________________________________________________
Revenues:
   Patient care, net            $10,022,611   $7,292,804   $25,845,713   $20,471,140
   Pharmaceutical studies         1,164,195    1,523,277     3,089,498     3,913,370
   Contract support services      1,131,237    1,137,878     3,397,398     3,216,788
                                ___________   __________   ___________   ___________
     Total revenues              12,318,043    9,953,959    32,332,609    27,601,298
                                ___________   __________   ___________   ___________
Operating expenses:
   Patient care expenses          4,978,321    3,787,166    13,177,504    10,341,470
   Patient care expenses,
     pharmaceutical                 601,737      552,477     1,510,223     1,626,465
   Cost of contract support
     services                       776,893      713,438     2,302,622     1,898,300
   Provision for doubtful
     accounts                       426,812      334,248     1,226,795     1,466,903
   Administrative expenses        4,298,040    2,815,164    10,511,594     8,193,940
   Administrative expenses,
     pharmaceutical                 598,085      638,486     1,806,748     1,810,776
                                ___________   __________   ___________   ___________
     Total operating expenses    11,679,888    8,840,979    30,535,486    25,337,854
                                ___________   __________   ___________   ___________
Income from operations              638,155    1,112,980     1,797,123     2,263,444
                                ___________   __________   ___________   ___________
   Other income (expense):
   Interest income                   52,775       11,281       119,432        49,542
   Other income (expense)            (3,430)      25,309        (7,508)       57,357
   Interest expense                (168,797)    (153,594)     (501,068)     (483,150)
                                ___________   __________   ___________   ___________
     Total other expenses, net     (119,452)    (117,004)     (389,144)     (376,251)
                                ___________   __________   ___________   ___________

Income before provision for
  taxes                             518,703      995,976     1,407,979     1,887,193
Provision for income taxes          202,924       45,427       547,829       205,655
                                ___________   __________   ___________   ___________
Net income                      $   315,779   $  950,549   $   860,150   $ 1,681,538
                                ===========   ==========   ===========   ===========

Basic net income per common
  share                         $      0.02   $     0.05   $      0.05   $      0.09
                                ===========   ==========   ===========   ===========

Basic weighted average number
   of shares outstanding         19,858,979   18,187,750    19,037,806    18,145,789
                                 ==========   ==========    ==========    ==========

Fully diluted net income per
   common share                $      0.02   $     0.05   $      0.04   $     0.09
                                ===========   ==========   ===========   ===========

Fully diluted weighted
   average number of shares
   outstanding                  20,626,118   19,212,589     19,644,201    19,242,777
                                ==========   ==========     ==========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                              March 31
                                                         2007           2006
                                                    ___________________________
Cash flows from operating activities:
  Net income                                          $  860,150     $1,681,538
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization                       526,912        543,991
     Non-cash interest expense                           129,585         41,796
     Deferred income tax provision                       504,355        (23,670)
     Non-cash stock-based compensation                   163,766        118,286
     Change in allowance for doubtful
      accounts                                           293,321      1,160,263
  Changes in:
       Accounts receivable                              (729,096)    (2,026,900)
       Prepaid expenses and other current assets        (156,597)      (374,309)
       Other assets                                     (151,939)      (103,277)
       Accounts payable                                  313,490        711,379
       Accrued expenses and other liabilities          1,009,880       (156,861)
                                                       __________    ___________
Net cash provided by operating activities              2,763,827      1,572,236

Cash flows from investing activities:
      Acquisition of property and equipment             (675,953)      (753,933)
      Equity investment in unconsolidated subsidiary    (400,000)            --
      Construction in Progress                          (431,377)            --
                                                      ___________    ___________
Net cash used in investing activities                 (1,507,330)      (753,933)
                                                       __________    ___________
Cash flows from financing activities:
     Revolving debt, net                                (347,241)      (345,024)
     Proceeds from borrowings on long-term debt               --          7,309
     Principal payments on long-term debt               (871,548)      (462,895)
     Deferred financing costs                                 --        (15,000)
     Costs related to issuance of capital stock          (34,800)           --
     Issuance of common stock                          2,427,062         73,727
     Purchase of treasury stock                               --        (36,613)
                                                       __________    ___________
Net cash provided by (used in) financing
     activities                                        1,173,473       (778,496)
                                                       __________    ___________
Net increase in cash and cash equivalents              2,429,970         39,807
Beginning cash and cash equivalents                    1,820,105        917,630
                                                       __________    ___________
Ending cash and cash equivalents                      $4,250,075     $  957,437
                                                       ==========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                          $  369,522    $  483,150
     Income taxes                                         295,931       253,109

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Pivotal Acquisition Note B earn out consideration
  recorded                                             $  843,933    $      --
Obligations under capital leases                          393,867           --
Issuance of common stock in cashless exercise of
   warrants                                                63,333        24,242
Issuance of common stock in cashless exercise of
   options                                                 29,940        18,577
Value of warrants issued in connection with the
   Pivotal acquisition                                         --        51,860

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007

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

Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and twelve psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed psychiatric facility dedicated to adjudicated juveniles located in Detroit, Michigan and ten outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, five in Las Vegas, Nevada and one in Bullhead City, Arizona, operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The accompanying financial statements should be read in conjunction with the June 30, 2006 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on October 13, 2006.

Estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reports amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid and the realization of deferred tax benefits represent a significant portion of the estimates made by management.

Revenue Recognition

The Company bills for its behavioral healthcare services at its inpatient and outpatient facilities using different software platforms for each type of service; however, in all cases the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals. This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals, which are estimated at the time of admission based on information received from the individual. Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

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

The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 76 days for the nine months ended March 31, 2007 and 65 days the fiscal year ended June 30, 2006. The table below shows the DSO by segment for the same periods.

           Period           Treatment       Pharmaceutical           Contract
             End            Services           Services              Services

         03/31/2007           74                 171                    52
         06/30/2006           91                  93                    51

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

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and stock purchase plans. The Company follows the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), using the Statement's modified prospective application method. Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company's stock compensation is accounted for as an equity instrument and there have been no liability awards granted. Any income tax benefit related to stock compensation is shown under the financing section of the Cash Flow Statement. Based on the Company's historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

The expense recorded in the three months ended March 31, 2007 of $68,501, is the Black-Scholes value of the vested portion of the options issued during the period and the Black-Scholes value of new vesting during the period of previously issued options. The expense recorded in the nine months ended March 31, 2007 includes $91,684 for the vesting of options previously issued based on the terms of the agreements. Under the provisions of SFAS 123R, the Company recorded $72,083 and $27,413 of stock-based compensation on its consolidated condensed statement of operations for the three months ended March 31, 2007 and 2006, respectively, and $163,766 and $112,625 for the nine months ended March 31, 2007 and 2006, respectively.

The Company had the following activity in its stock option plans for the nine months ended March 31, 2007:

                                Number      Weighted-Average   Intrinsic Value
                                  Of         Exercise Price         At
                                Shares         Per Share        March 31, 2007
                               ________________________________________________

    Balance - June 30, 2006      1,234,250        $1.45
    Granted                        152,500        $2.77
    Exercised                     (172,000)       $0.77
    Expired                        (26,000)       $2.65
                                 __________
    Balance - March 31, 2007     1,188,750        $1.69           $ 1,854,770
                                __________        _____           ___________
              Exercisable          865,312        $1.36           $ 1,622,520
                                ==========                        ===========

The total intrinsic value of options exercised during the nine-months ended March 31, 2007 was $345,685.

The following summarizes the activity of the Company's stock options that have not vested for the nine months ended March 31, 2007.


                                    Number          Weighted-
                                     of              Average
                                    Shares         Fair Value
                                   ________        __________

    Nonvested at July 1, 2006      300,938           $1.17
    Granted                        152,500            1.58
    Expired/Forfeited               (7,500)           1.24
    Vested                        (122,500)           1.31
                                   ________         _______
   Nonvested at March 31, 2007     323,438           $1.31
                                   =======          ======

The compensation cost related to the fair value of these unvested options of $444,384 will be recognized when these options vest over the next three years.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2007 and March 31, 2006 was $1.86 and $1.29, respectively and the weighted-average fair value of the options granted for the nine months ended March 31, 2007 and March 31, 2006 was $1.58 and $1.19, using the following assumptions:

                         Three Months    Three Months   Nine Months      Nine Months
                            Ended            Ended        Ended           Ended
                        March 31, 2007   March 31, 2006 March 31, 2007   March 31, 2006
                        ________________________________________________________________
   Average risk-free
    interest rate            4.60%           4.50%         4.60%          4.44%
   Expected dividend
    yield                    None            None          None           None
   Expected life             8.12 years      8.52 years    6.97 years     5.87 years
   Expected volatility       48.0%           50.0%         48.0%          47.8%

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

Note D- Reclassifications

Certain March 31, 2006 amounts have been reclassified to be consistent with the March 31, 2007 presentation.

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

                              Treatment     Pharmaceutical    Contract   Administrative
                              Services      Study Services    Services      Services      Eliminations    Total
                              __________________________________________________________________________________
For the three months ended:
March 31, 2007
Revenues - external
  customers                   $10,022,611    $1,164,195      $1,131,237   $       --      $      --   $12,318,043
Revenues - intersegment                --           --           18,645      924,000       (942,645)           --
Segment net income (loss)       1,151,444        (80,203)       288,880   (1,044,342)            --       315,779
Capital Expenditures              242,834           224          12,264       17,208             --       272,530
Depreciation & Amortization       103,483        38,231          14,038       13,826             --       169,578
Interest Expense                   98,456        44,721           1,071       24,549             --       168,797
Income tax expense                138,839            --          66,829       (2,744)            --       202,924

Note E - Business Segment Information (continued):
                              Treatment     Pharmaceutical    Contract   Administrative
                              Services      Study Services    Services      Services      Eliminations    Total
                              __________________________________________________________________________________
For the three months ended:
March 31, 2006
Revenues - external
  customers                    $7,292,804    $1,523,277      $1,137,878   $       --      $      --   $9,953,959
Revenues - intersegment            16,600            --          22,615      816,000       (855,215)          --
Segment net income (loss)       1,129,901       317,240         416,891     (913,483)             --     950,549
Capital Expenditures               52,939        14,738          53,474        5,006              --     126,157
Depreciation & Amortization       121,764        42,738          19,304       13,513              --     197,319
Interest Expense                  123,801        15,074           1,246       13,473              --     153,594
Income tax expense                 39,000            --           6,303          124              --      45,427
For the nine months ended:
March 31, 2007
Revenues - external
  customers                   $25,845,713    $3,089,498      $3,397,398   $       --      $       --    $32,332,609
Revenues - intersegment             4,500            --          59,755    2,772,000      (2,836,255)             --
Segment net income (loss)       3,159,463      (380,073)        959,224   (2,878,464)             --        860,150
Capital Expenditures              397,695        25,532          13,829       53,054              --        490,110
Depreciation & Amortization       280,810       115,608          65,069       37,709              --        499,196
Interest Expense                  291,419       152,745           3,464       53,440              --        501,068
Income tax expense                372,196            --         175,634           (1)             --        547,829
Identifiable Assets            10,946,514     6,813,658       1,014,280    8,577,680              --     27,352,132
Goodwill                          969,098     2,539,478              --           --              --      3,508,576

    March 31, 2006
Revenues - external
  customers                   $20,471,140    $3,913,370      $3,216,788   $       --      $       --    $ 27,601,298
Revenues - intersegment            34,250            --          66,895    2,448,000      (2,549,145)             --
Segment net income (loss)       2,382,277       407,712       1,287,953   (2,396,404)             --       1,681,538
Capital Expenditures              510,642        41,029         138,618       63,644              --         753,933
Depreciation & Amortization       313,555       123,548          38,551       68,337              --         543,991
Interest Expense                  379,651        64,577           3,675       35,247              --         483,150
Income tax expense                171,231         3,840          26,860        3,724              --         205,655

For the period ended
June 30, 2006
Identifiable assets            10,399,918     5,584,753         844,784    5,155,532              --      21,984,987
Goodwill                          969,099     1,695,544              --           --              --       2,664,643

Note F - Debt covenants

For the period and quarter ended March 31, 2007, the Company was not in compliance with its long term debt covenants related TO Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company's annual projections, which we failed to meet for the quarter ended March 31, 2007. We experienced high expenses related to the start of the new contract in Nevada. CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period and has agreed to modify these covenants, restructure the debt and lower interest rates. The Company expects to execute a new agreement before the end of the fiscal year.

Note G - Equity investment in unconsolidated subsidiary

During the quarter, the Company, through it's Seven Hills Hospital, Inc. subsidiary, purchased a 15.24% membership interest, for $400,000, in the Seven Hills Psych Center, LLC. is the corporation that owns the property and will own the building that will house our Seven Hills Hospital operations in Las Vegas. This amount is included in Other assets on the accompanying balance sheet.

Note H - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an
interpretation  of  FASB  Statement  No.109,   (FIN  48),  which  prescribes  a
recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements,

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

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

Note I - Subsequent Events

Subsequent to quarter end, the Company's registration statement on form S-3 was brought effective by the Securities and Exchange Commission on April 2, 2007. This registration statement was required by the private placement of Class A Common Stock issued by the Company to Camden Partners Limited Partnership on December 19, 2006. (See the Company's report on 8-K filed with the Securities and Exchange Commission on December 21, 2006 for more information regarding this transaction.)

Also subsequent to March 31, 2007, the Company invested $1,362,000 in the construction in progress on the Seven Hills Hospital in Las Vegas. The Company anticipates the opening of this hospital early in calendar year 2008.

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

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals and ten outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. Contract start up costs are generally included as administrative expenses and may cause unusual spikes in this amount as a percentage of revenue. Although the Company has changed the focus and reduced expenses of its internet operation, Behavioral Health Online, Inc. continues to provide behavioral health information through its web site at Wellplace.com but its primary function is technology and internet support for the Company's other subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. Contract Support services are provided by the Company through two call centers located in Utah and Michigan. Services provided include employee assistance programs for major railroads, smoking cessation services, credentialing services for professionals and mental health registration and reference services for the residents of Wayne County, Michigan. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illness through its clinics in Arizona, Michigan and Utah.

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. The extent of any future regulatory changes and their impact on the Company's business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act). If passed, this legislation will improve access to and reimbursement for the Company's programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services. The Government Medicare Program's prospective payment system, although not fully implemented, has increased the reimbursement rates for behavioral health care. The Company has one Medicare facility, Harbor Oaks Hospital and is exploring the possibility of becoming a Medicare provider at its other in-patient facilities.

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

The Company currently has two "at-risk" contracts. The contracts call for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier's enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under these contracts are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contract is considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Net Contractual adjustments recorded in the nine months ended March 31, 2007 for revenue booked in prior years resulted in an increase in net revenue of approximately $13,503. Net contractual adjustments recorded in fiscal 2006 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $343,700.

During the fiscal year ended June 30, 2006, a Medicare cost report settlement of $158,100 was received. During the quarter ended March 31, 2007 a cost report settlement of $103,800 from Medicare was received and recorded during the three months ended March 31, 2007. During the nine months ended March 31, 2007 a total of $255,646 in cost report settlements were received and recorded.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of March 31, 2007, 2006 and June 30, 2006, for our treatment services segment.

                      Net Revenue by Payor (in thousands)

                   For the Three                   For the Nine              For the Twelve
                    Months Ended                    Months Ended              Months Ended
                      March 31,                       March 31,                June 30,
                  2007           2006         2007             2006                 2006
                 $       %        $    %       $        %        $     %     Amount       Percentage
              _______________________________________________________________________________________

Private Pay   $   481    5    $  331   5    $ 1,164     4    $   928   5     $ 1,207         5
Commercial      6,925   69     4,755   65    16,739    65     13,354   65     17,572        63
Medicare *        320    3       219   3      1,001     4        776   4         946         3
Medicaid        2,297   23     1,988   27     6,942    27      5,413   26      8,137        29

Net Revenue   $10,023   --    $7,293        $25,846          $20,471          $27,862
              =======         =======       =======          =======          ========

     * includes Medicare settlement revenue as noted above

    Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

        As of March 31, 2007

Payor         Current    Over   Over   Over   Over     Over   Over   Over
                          30     60     90    120      150    270    360     Total
___________________________________________________________________________________

Private Pay    $  158   $  143   $138   $ 82   $ 62   $  727   $ 31   $  5   $1,346
Commercial      1,575      916    399    163    157      368    117    122    3,817
Medicare           98       44     39      1     --       50     --     --      232
Medicaid        1,121      126     43     33     26      266     --     --    1,615
               ______   ______   _____  _____  _____  ______   ____   ____   ______
   Total       $2,952   $1,229   $619   $279   $245   $1,411   $148   $127   $7,010

     Fiscal Year Ended June 30, 2006

 Payor         Current    Over   Over   Over   Over     Over   Over   Over
                           30     60     90    120      150    270    360     Total
___________________________________________________________________________________

Private Pay    $  113   $ 119    $106   $113   $ 84   $  593   $ 33   $23    $1,184
Commercial      1,499     595     364    284    229      836    126    92     4,025
Medicare          133      38       6     17     18       73     --    --       285
Medicaid          971     152      69     32     34      243     --    --     1,501
               ______   ______   _____  _____  _____  ______   ____   ____   ______
   Total       $2,716   $ 904    $545   $446   $365   $1,745   $159  $115    $6,995

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

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets are reviewed by the Company, at least annually, and represent fair values. Such valuations require the Company to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment. During the quarter ended March 31, 2007 and December 31. 2006, the Company recorded an additional $343,933 and $500,000, respectively, in goodwill as a result of the Pivotal acquisition earn-out.

Results of Operations
         The following table sets forth for the periods indicated, our operating results (dollars in thousands):

Selected Statements of Income Data:

                              For the three months ended       For the nine months ended
                                      March 31,                        March 31,
                              2007              2006            2007                   2006
                              Amount     %      Amount    %      Amount        %    Amount      %
                             _____________________________________________________________________
Revenue                      $12,318   100.0   $9,954   100.0   $32,333    100.0   $27,601  100.0
Cost and Expenses:
Patient care expenses          5,580    45.3    4,340    43.6    14,688     45.4    11,968   43.4
Contract expenses                777     6.3      713     7.2     2,303      7.1     1,898    6.9
Administrative expenses        4,896    39.7    3,454    34.7    12,318     38.1    10,005   36.3
Provision for bad debts          427     3.5      334     3.4     1,227      3.8     1,467    5.3
Interest expense                 169     1.4      154     1.5       501      1.5       483    1.7
Other (income) expenses, net     (49)   (0.4)     (37)   (0.4)     (112)    (0.3)     (107)  (0.4)
Total Expenses                11,799    95.8    8,958    90.0    30,925     95.6    25,714   93.2
Income before provision for
    taxes                        519     4.2      996    10.0     1,408      4.4     1,887    6.8

Provision for income taxes       203     1.6       45     0.5       548      1.7       205    0.7
Net income                     $ 316     2.6    $ 951     9.5   $   860      2.7   $ 1,682    6.1

Results of Operations

Revenue by category

Total net revenue from operations increased 23.8% to $12,318,043 for the three months ended March 31, 2007 from $9,953,959 for the three months ended March 31, 2006 and 17.1% to $32,332,609 for the nine months ended March 31, 2007 from $27,601,298 for the nine months ended March 31, 2006.

Net patient care revenue increased 37.4% to $10,022,611 for the three months ended March 31, 2007 from $7,292,804 for the three months ended March 31, 2006 and 26.3% to $25,845,713 for the nine months ended March 31, 2007 from $20,471,140 for the nine months ended March 31, 2006. This increase in revenue is due to a 3.4% increase in patient days at our in patient facilities and the additional revenue produced by the BHO contract which was effective January 1, 2007.

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

Revenue from pharmaceutical studies decreased 23.6% to $1,164,195 for the three months ended March 31, 2007 from $1,523,277 for the three months ended March 31, 2006 and decreased 21.1% to $3,089,498 for the nine months ended March 31, 2007 from $3,913,370 for the same period last year. This decrease is due to the cyclical nature of the pharmaceutical research business, where the size and number of clinical trial starts and stops changes daily. As a result, revenues from pharmaceutical studies vary greatly from period to period based on the type of study, the number of active studies and available qualified participants for each active study. We have experienced an increase in study starts and study participants in the current quarter.

Contract support services revenue provided by Wellplace remained stable with a minimal decrease of 0.6% to $1,131,237 for the three months ended March 31, 2007 from $1,137,878 for the three months ended March 31, 2006 and increased 5.6% to $3,397,398 for the nine months ended March 31, 2007 from $3,216,788 for the nine months ended March 31, 2006. Since all revenue related to Wellplace is based on fixed contract rates, the revenue will fluctuate minimally from quarter to quarter without the introduction of a new contract or additional services on an existing contract. There were no additional contracts started in the current period.

Operating expenses by category

Patient care expenses increased by 31.5% to $4,978,321 for the three months ended March 31, 2007 from $3,787,166 for the three months ended March 31, 2006 and 27.4% to $13,177,504 for the nine months ended March 31, 2007 from $10,341,470 for the nine months ended March 31, 2006. The increases in expenses for the quarter is due to the addition of the contract entered into with Behavioral Healthcare Options (BHO), a subsidiary of Sierra Health Services, Inc., to operate four clinics in the BHO network in Las Vegas and northwest Arizona, which began January 1, 2007.

Patient care expenses related to our pharmaceutical research division increased 8.9% to $601,737 for the three months ended March 31, 2007 from $552,477 for the three months ended March 31, 2006 and decreased 7.2% to $1,510,223 for the nine months ended March 31, 2007 from $1,626,465 for the nine months ended March 31, 2006. This decrease is due to the decline in study activity and directly relates to the decrease in research revenue.

Contract support services expenses increased 8.9% to $776,893 for the three months ended March 31, 2007 from $713,438 for the three months ended March 31, 2006 and 21.3% to $2,302,622 for the nine months ended March 31, 2007 from $1,898,300 for the nine months ended March 31, 2006. This increase was due to expenses incurred in the commencement of the smoking cessation contract mentioned in previous filings. This resulted in increased payroll and related expenses and additional depreciation cost related to new equipment purchases and amortization of software designed specifically for our smoking cessation program. The software was designed to accommodate any future Smoking cessation contract needs.

Provision for doubtful accounts increased 27.7% to $426,812 for the three months ended March 31, 2007 from $334,248 for the three months ended March 31, 2006, primarily due to the 37.4% increase in net patient care revenue, and decreased 16.4% to $1,226,795 for the nine months ended March 31, 2007 from $1,466,903 for the nine months ended March 31, 2006. The Company's policy is to maintain reserves based on the age of its receivables. This decrease in the provision for doubtful accounts is largely attributable to the additional provision amount last year because of the software failure at Harbor Oaks. With the software issues largely resolved the provision for doubtful accounts is leveling off at a more reasonable amount of approximately 5% to 6% of net patient care revenue as opposed to the 10% or higher that was recorded last year. In the current quarter, although the provision increased over the same quarter last year, the Company recorded approximately 4% of net patient care revenue as the provision for doubtful accounts which is below the expected percentage of revenue because of the large increase in patient care revenue.

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy.

Administrative expenses increased 52.7% to $4,298,040 for the three months ended March 31, 2007 from $2,815,164 for the three months ended March 31, 2006 and 28.3% to $10,511,594 for the nine months ended March 31, 2007 from $8,193,940 for the nine months ended March 31, 2006. These increases are primarily due to the addition of the contract entered into with Behavioral Healthcare Options
(BHO), a subsidiary of Sierra Health Services, Inc., to operate four clinics in the BHO network in Las Vegas and northwest Arizona, which began January 1, 2007. The most significant increases include a 34% increase in administrative payroll, largely due to the additional staff and time required to put systems in place to process the volume created by the contract, and a 22% increase in related payroll taxes a 36% increase in Office expenses and a 43% increase in rent expense. We also continue to train on the Meditech software which also creates the need for additional staff time to cover normal operations. This amount also includes a $65,000 one time listing fee for the American Stock Exchange.

Administrative expenses related to the research division decreased 6.3% to $598,085 for the three months ended March 31, 2007 from $638,486 for the three months ended March 31, 2006 and 0.2% to $1,806,748 for the nine months ended March 31, 2007 from $1,810,776 for the nine months ended March 31, 2006. This decrease is primarily due to the reduction in salary expenses related to the elimination of the Michigan location and the reduction in the accrued bonuses.

Other income and expenses by category

Interest income increased 367.8% to $52,775 for the three months ended March 31, 2007 from $11,281 for the three months ended March 31, 2006 and 141.1% to $119,432 for the nine months ended March 31, 2007 from $49,542 for the nine months ended March 31, 2006. This increase is a result of increased cash in our investment accounts resulting in increased interest earnings.

Other income (expense) decreased 113.6% to $(3,430) for the three months ended March 31, 2007 from $25,309 for the three months ended March 31, 2006 and 113.1% to $(7,508) for the nine months ended March 31, 2007 from $57,357 for the nine months ended March 31, 2006. This change is due to recording of the losses from theft, which was partially offset by insurance payments.

Interest expense increased 9.9% to $168,797 for the three months ended March 31, 2007 from $153,594 for the three months ended March 31, 2006 and 3.7% to $501,068 for the nine months ended March 31, 2007 from $483,150 for the same period last year. This increase is due to the recording of $80,000 of interest on an earn-out note issued at the time of the Pivotal acquisition and the monthly interest now being recorded for the note. As required by GAAP, this Note and none of the interest due on the Note B was booked since the entire principle balance of the Note was contingent on future earnings.

The Company's provision for income taxes of $202,924 for the three month period ended March 31, 2007 and $547,829 for the nine months ended March 31, 2007 is based on an estimated combined tax rate of approximately 39% for both Federal and State taxes based on Company earnings projections. For the nine months ended March 31, 2006, the estimated combined tax rate of 10.5% reflected a full valuation on the Federal net operating loss carry forwards. If this estimate is found to be high or low, adjustments will be made in the period of the determination. This will most likely be at year end when tax estimates can be more accurately made.

Liquidity and Capital Resources

The Company's net cash provided by operating activities was $2,763,827 for the nine months ended March 31, 2007 compared to $1,572,236 for the same period last year. Cash flow from operations in the nine months ended March 31, 2007 consists of net income of $860,150 plus depreciation and amortization of $526,912, non-cash interest expense of $129,585, non-cash stock based compensation of $163,766, a $293,321 increase in allowance for doubtful accounts, a $504,355 decrease in deferred tax asset, a $1,009,880 increase in accrued expenses and other liabilities and a $313,490 increase in accounts payable, offset by an $729,096 increase in accounts receivable, $156,597 increase in prepaid expenses and a $151,939 decrease in other assets.

Cash used in investing activities in the nine months ended March 31, 2007 consisted of $1,507,330 in capital expenditures compared to $753,933 in capital expenditures in the same period last year. Included in investing activities for the current fiscal year is $675,953 in property and equipment acquisition, which includes $185,843 in deferred expenses related to the software installation, $431,377 related to the Seven Hills construction in progress and $400,000 which was invested in the Seven Hills Psych Center, LLC, an unconsolidated subsidiary, during the current quarter. The Company has a lease line that is currently being used to purchase the hardware and software for the Meditech system. These assets are being put into place but will not be depreciated until fully operational which is expected to be July 2007. Leased equipment is listed as supplemental information on the cash flow statement.

Cash provided by financing activities of $1,173,473 in the nine months ended March 31, 2007 was the result of $2,392,262 in net proceeds from the issuance of common stock in a private placement and for the exercise of warrants and options, offset by a reduction in the revolving credit debt of $347,241 and repayments on long term debt of $871,548.

The Company's expansion in the Las Vegas area is expected to negatively impact its cash flow from operations as we invest in the build-out of the new office space at Seven Hills and the construction of the Seven Hills Hospital until the construction is complete, the new facility is opened, the staff is on board and fully trained, census is stabilized and cash flow from the services provided is realized.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of March 31, 2007, accounts receivable from patient care, net of allowance for doubtful accounts, increased less than one percent to $7,009,749 from $6,995,475 on June 30, 2006. The total amount of accounts receivable outstanding over 150 days as of March 31, 2007, decreased $333,000 or 16% from the total of June 30, 2006. This minimal increase in receivables and considerable decrease in aging of receivables is the result of increased collection efforts. The Company monitors accounts receivable closely. Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. The Company has begun the process of changing its software related to the recording, billing and collecting of Accounts Receivable. This system will assist staff in the timely billing and collection of receivables. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2007 are as follows (in thousands):

YEAR ENDING                                              OPERATING
 March 31         TERM NOTES          CAPITAL LEASES *    LEASES      TOTAL
              Principal  Interest  Principal   Interest
   2008         $1,156    $ 26       $ 211      $ 45       $1,532     $2,970
   2009            791      21         174        29        1,540      2,555
   2010             55      17         131        16        1,367      1,586
   2011             46      13         114         8          754        935
   2012             49       9          18         1          234        311
   2013             54       4          --        --           --         58
   Thereafter       16       0          --        --           --         16
                ______    ____       _____      ____       ______     ______
       Total    $2,167    $ 90       $ 648      $ 99       $5,427     $8,431

     * This amount includes scheduled payments on the Master lease for the hardware and software which has not yet been recorded as debt.

In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for only one of these notes was recorded as of June 30, 2006. The liability for the second Note was recorded as of December 31, 2006. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $514,628 which represents the earn out for the Pivotal acquisition through December 31, 2005 net of payments made through March 31, 2006. On December 31, 2006 the earn-out requirements on the $500,000 Note were attained, therefore the $500,000 balance plus accrued interest of $80,000 was recorded. On February 1, 2007 an additional $343,934 was recorded as the earn-out for the twelve months ended December 31, 2006. The total amount of $851,434 is also included in Term notes in the above table. Note repayment began on Note B on January 1, 2007. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $177,437 is included in the schedule above.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. The agreement includes a term loan in the amount of $1,400,000, with a balance of $292,136 at March 31, 2007, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000, including $900,000 available as an overline for growth.

The term loan note carries interest at prime plus 3.5%, but not less than 9%, with twelve monthly principal payments of $25,000, twelve monthly principal payments of $37,500, and eleven monthly principal payments of $50,000 beginning November 1, 2004 with balance due at maturity, on October 1, 2007 and is included in the above table.

The revolving credit note carries interest at prime plus 2.25%, but not less than 6.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of March 31, 2007 was $1,256,128. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of March 31, 2007 is not included in the above table.

During the fiscal year ended June 30, 2006, the Company amended the above agreement on two separate occasions, first to modify the required covenants to more closely reflect the fluctuations in the Company's normal business flow and second to extend the period of the agreement for an additional year through October 19, 2008.

For the quarter ended March 31, 2007, the Company was not in compliance with its long term debt covenants related Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company's annual projections, which we failed to meet for the quarter. We experienced high expenses related to the start up of the new contract in Nevada, and the hospital at Seven Hills in Nevada. CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period and has agreed to modify these covenants, restructure the debt and lower interest rates. The Company expects to execute a new agreement before the end of the fiscal year.

The Company has operated ongoing operations profitably for twenty-five consecutive quarters with the exception of the litigation settlement and related legal costs incurred in the third quarter of fiscal year 2004. While it is difficult to project whether the current positive business environment towards behavioral health treatment and the new business opportunities will continue, it gives us confidence to foresee continued improved results.

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

Financial Risk

     o Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 2.25% and prime plus 3.5%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $3,940.

     o Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk

     o Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $7,009,749 at March 31, 2007, $6,995,475 at June 30, 2006 and $6,330,381 at June 30,
          2005. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a conservative reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at March 31, 2007 and June 30, 2006, respectively, and Bad Debt Expense for the nine months ended March 31, 2007 and the year ended June 30, 2006:

                                             Allowance
                             Accounts       for Doubtful      Bad Debt
                             Receivable      Accounts         Expense

          March 31, 2007    $10,403,656      $3,393,907       $1,226,795
          June 30, 2006      10,096,061       3,100,586        1,912,516

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

As of  the  end of  the  period  covered  by  this  report,  we  carried  out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures to meet the criteria referred to above. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter we became aware of a loss from a theft of funds by an individual who had the responsibility for processing the payroll at one of our facilities. We immediately began an investigation to determine the extent of the theft and to gauge the adequacy of our internal controls. We do not believe the total amount of the theft to be material. To date we have recorded approximately $20,000 in loss related to this theft. While the investigation was being conducted, in order to avoid any similar event, we have strengthened our internal controls as they relate to payroll at all facilities by establishing additional review requirements at both the facility level and the corporate level.

Change in Internal Controls

There were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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


                                            PHC, Inc.
                                            Registrant


Date:  May 15, 2007                         /s/  Bruce A. Shear
                                            ________________________________
                                                 Bruce A. Shear
                                                 President
                                                 Chief Executive Officer


Date:  May 15, 2007                         /s/  Paula C. Wurts
                                            _______________________________
                                                 Paula C. Wurts
                                                 Treasurer
                                                 Chief Financial Officer