Form 10-K
period 2007-06-30
PHC INC /MA/
filed 2007-09-28
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-33323
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

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

                Securities registered under Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 Yes ___   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 Yes ___   No X

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                   Yes ___ No X

As of December 31, 2006 the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $57.2 million.

As of September 24, 2007, 19,272,978 shares of the registrant's Class A Common Stock and 775,760 shares of the issuer's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Table of Contents

                                                  Index                   Page
PART I
Item 1.  Description of Business                                            2
Item 1A. Risk Factors                                                      16
Item 2.  Description of Property                                           20
Item 3.  Legal Proceedings                                                 20
Item 4.  Submission of Matters to a Vote of Security Holders               21
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                           22
Item 6.  Selected Financial Data                                           23
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       36
Item 8.  Financial Statements and Supplementary Data                       37
           Index to financial statements                                  F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          70
Item 9A.  Controls and Procedures                                          70
PART III
Item 10. Directors, Executive Officers and Corporate Governance            71
Item 11. Executive Compensation                                            74
Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     79
Item 13. Certain Relationships and Related Transactions and
         Director Independence                                             81
Item 14. Principal Accountant Fees and Services                            81
PART IV
Item 15. Exhibits and Financial Statement Schedules                        83
Signatures                                                                 87

PART I

     All references in this Annual Report on Form 10-K to "Pioneer," "PHC," "the Company," "we," "us," or "our" mean, unless the context otherwise requires, PHC, Inc. and its consolidated subsidiaries.


Item 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

     Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries. Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, four outpatient psychiatric facilities in Nevada one outpatient psychiatric facility in Arizona and two inpatient psychiatric facilities in Michigan. We provide management, administrative and help line services through contracts with major railroads, a call center contract with Wayne County, Michigan and a smoking cessation contract with a major government contractor. Through another subsidiary, at three sites, we conduct studies on the effects of psychiatric pharmaceuticals on a controlled population through contracts with the manufacturers of these pharmaceuticals. These three sites include two sites in Arizona acquired in fiscal 2004 through the membership purchase of Pivotal Research Centers, LLC. We also operate a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.

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

     The Company believes that because of the apparent unmet need for certain clinical and medical services, and its continued expansion into various modalities of the care of the chemically dependant that its strategy has been successful despite national trends towards shorter inpatient stays and rigorous scrutiny by managed care organizations.

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

     The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation's workforce. For example, The Drug Free Workplace Act of 1988 requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options as an alternative to termination of employment.

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

     HIGHLAND RIDGE - Highland Ridge is a 41-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984. The hospital increased its bed capacity to 41 from 32 in November 2003 and expanded medical staff to include psychiatric care in its treatment plans. Its focus remains substance abuse and is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by The Joint Commission on Accreditation of Healthcare Organizations ("The Joint Commission") and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

     Although Highland Ridge does provide services to individuals from all of the States through contracts with the Railroads and other major employers, most patients at this facility are from Utah and surrounding states. Individuals typically access Highland Ridge's services through professional referrals, family members, employers, employee assistance programs or contracts between the Company and health maintenance organizations located in Utah.

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

     MOUNT REGIS - Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The Company acquired the center in 1987. It is the oldest of its kind in the Roanoke Valley. Mount Regis is accredited by The Joint Commission and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. In addition, Mount Regis operates Changes, an outpatient clinic, at its Salem, Virginia location. The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

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

     The Company offers inpatient and partial hospitalization psychiatry services and residential treatment to adjudicated juveniles through Harbor Oaks Hospital. The Company also provides residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc. The Company also currently operates nine outpatient psychiatric facilities.

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

     HARBOR OAKS - The Company acquired Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Community Health, Medicare certified and accredited by The Joint Commission. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has treated clients from Macomb, Oakland and St. Clair counties and has expanded its coverage area to include Wayne, Sanilac and Livingston counties.

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

     Harbor Oaks Hospital also operates a 20-bed residential unit serving adolescents with substance abuse problems and co-existing mental disorders who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and regularly thereafter, to determine if additional treatment is required. In June of 2007 the Company received State approval to expand the number of beds in the program to 26. This expansion is expected to be completed in the first quarter of Fiscal 2008.

     In the fourth quarter of fiscal 2005, Harbor Oaks began operating an outpatient site near New Baltimore, Michigan. Its close proximity to the hospital allows for a continuum of care for patients after discharge.

     DETROIT BEHAVIORAL INSTITUTE - Detroit Behavioral Institute operates a 50-bed residential facility, located in downtown Detroit, serving adolescents with a substance abuse problem and a co-existing mental disorder who have been adjudicated to have committed criminal acts and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The facility includes two Units, a thirty bed male unit that opened in November 2004 and a twenty bed female unit that opened in October 2005. The patients in the program range from 12 to 18 years of age, with a minimum IQ of 70. The program provides individual, group and family therapy sessions for medication orientation, anger management, impulse control, grief and loss, family interactions, coping skills, stress management, substance abuse, discharge and aftercare planning (home visits and community reintegration), education, recreation therapy and sexual/physical abuse counseling as required. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and each subsequent six-month period thereafter, to determine if additional treatment is required. During the fiscal year ended June 2007 the Company was approved by the State to operate a school for the education of its residents. This allows the company to integrate the residents' education with their treatment and provide the best education possible without transporting the individuals to another site. The Company expects the approval to continue for the foreseeable future.

     HARMONY HEALTHCARE - Harmony Healthcare, which consists of five psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large gaming companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day and seven days a week. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through capitated rate behavioral health carve-outs with Behavioral Health Options and PacifiCare Insurance. The agreement with Behavioral Health Options is a significant contract which began in January 2007 and caused a major expansion of Harmony from two locations to five locations to better serve the contract population.

     NORTH POINT-PIONEER, INC. - North Point consists of three outpatient clinical offices strategically and geographically located to serve a large and populous region in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings. In the first fiscal quarter of 2005, North Point was awarded a contract with Macomb County Office of Substance Abuse (MCOSA) to provide behavioral health outpatient and intensive outpatient services for indigent and Medicaid clients residing in Macomb County. The contract is renewable annually with an estimated value of $55,000 annually.

Call Center Operations

     WELLPLACE, INC. - In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, formerly known as Pioneer Development Support Services, or PDS2, shown as contract support services on the accompanying statement of operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of June 30, 2007. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital. Wellplace also contracts with Wayne County Michigan to operate its call center. This call center is located in downtown Detroit, Michigan. In the second fiscal quarter of 2005, this contract was expanded to provide credentialing services to Detroit Wayne County Community Mental Health Carve-out providers and Agency staff. During fiscal 2006, Wellplace signed an agreement with a major government contractor to operate a smoking cessation quit line with internet access. Wellplace has been providing services under this agreement since November 2005 and was recently notified that the contract would be renewed for an additional year. Wellplace's primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

Research Operations

     PIVOTAL RESEARCH CENTERS, INC. - Pivotal Research Centers works with major pharmaceutical companies to assist in the study of the effects of certain investigational medication in the treatment of specific illnesses. In April 2004, the Company acquired 100% of the membership interest in Pivotal Research Centers, LLC, thereby expanding the Company's research operations. Pivotal performs all phases of clinical research for Phase I-IV drugs under development through three dedicated research sites, including a psychiatric research site. Pivotal recently expanded its Phase I capabilities to a new 15-bed facility. Pivotal currently has approximately 27 enrolling studies and an additional 47 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research. With a current client base including Amgen, AstraZeneca, Bristol Myers Squibb, Cephalon, Forest, GlaxoSmithKline, Hisamitsu, Lilly, Merck, Mylan, Novartis, Organon, Sepracor and Wyeth, the Company currently has protocols in Alzheimer's disease, ADHD, Diabetes Type II, Fibromyalgia, Generalized Anxiety Disorder, Insomnia, Major Depressive Disorder, Obesity, Parkinson's Disease, Restless leg syndrome and Diabetic Peripheral Neuropathy. Pivotal currently operates at three sites, two in Arizona and one in Utah.

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

                                                   Year Ended June 30,
                                                   ___________________
                                                      (unaudited)
                              2007          2006          2005         2004           2003
                              ____          ____          ____         ____           ____
   Inpatient
   Net patient service
   revenues
                            $21,508,417   $18,775,198   $18,469,578   $14,845,163   $14,430,069
   Net revenues per
   patient day (1)          $       395   $       382   $       436   $       414   $       417
   Average occupancy rate         83.0%         77.7%         78.8%         76.7%         77.7%
    (2)
   Total number of
     licensed beds at the
     end of the period              180           180           160           130           122
   Source of Revenues:
        Private (3)               50.2%        54.30%        61.79%        61.62%        62.20%
        Government (4)            49.8%        45.70%        38.21%        38.38%        37.80%
   Partial Hospitalization
   and  Outpatient
   Net Revenues:
        Individual          $ 6,518,115   $ 6,734,627   $ 5,557,298   $ 5,647,752   $ 4,865,392
        Contract            $ 7,995,997   $ 2,351,876   $ 2,060,212   $ 1,925,440   $ 1,947,716
   Sources of revenues:
        Private                   98.6%         98.0%         97.2%         97.7%         98.0%
        Government                 1.4%          2.0%          2.8%          2.3%          2.0%
   Other  Services:
   Wellplace(5)             $ 4,540,634   $ 4,351,576   $ 3,466,832    $2,984,477   $ 1,649,374
      Pharmaceutical

            Studies (6)     $ 4,564,314   $ 5,799,815   $ 4,509,338   $ 1,246,013   $   940,772

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

     The Company employs six individuals dedicated to marketing the Company's facilities, two of whom are in the research division. Each facility performs marketing activities in its local region. The Senior Vice President of the Company coordinates the Company's national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. "At risk" contracts require that the Company provide all the clinically necessary behavioral health services for a group of people for a set fee per person per month. The Company currently has two at risk contracts with large insurance carriers, which require the Company to provide behavioral health services to a large number of its insured for a fixed fee. This at risk contract represents less than 15% of the Company's total gross revenues. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company's internal professional standards.

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

     The Company provides services to employees of a variety of corporations including: Boyd Gaming Corporation, CSX Corporation, Cigna Behavioral Health, MGM Mirage, Union Pacific Railroad, Union Pacific Railroad Hospital Association and others.

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

     The Company's pharmaceutical research operations compete for studies with other research companies located in the same areas as our research offices in Arizona and Utah.

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

     The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company was 56, 65, and 90 days for the fiscal years ended June 30, 2007, 2006, and 2005 respectively. The change in pharmaceutical studies active in the year caused the day's outstanding to increase significantly in that segment of our business. This increase was offset by the large decrease in the DSO for the treatment services division which resulted from the large capitated contract which started in January and it paid within 45 days and the increased revenue from contract services which payment is typically received prior to month end or within thirty days. Contract Services DSO's fluctuate dramatically by the delay in payment of a few days for any of our large contracts. There was such a delay in payments for the Michigan call center at the end of fiscal 2005, artificially inflating the DSO's for the period.

           DSO's for each year for each business segment are as follows:

             Fiscal          Treatment       Pharmaceutical           Contract
            Year End         Services           Services              Services
            ________         ________        ______________           ________

           06/30/2007           66                155                    41
           06/30/2006           91                 93                    51
           06/30/2005           89                114                    62


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

Quality Assurance and Utilization Review

     The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, The Joint Commission surveys and accredits the Company's inpatient facilities, except Detroit Behavioral Institute, and the Company's outpatient facilities comply with the standards of National Commission on Quality Assurance ("NCQA") although the facilities are not NCQA certified. The Company's outpatient facilities in Michigan are certified by the American Osteopathic Association ("AOA"), which is a nationally accepted accrediting body, recognized by payors as the measure of quality in outpatient treatment. The Company's professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility's own internal quality assurance criteria. Accreditation for DBI was sought through the Council on Accreditation ("COA"). The process was initiated in 2006 and final accreditation is pending with COA's Accreditation Commission. A decision is expected by the first calendar quarter of 2008. In the interim, the facility adheres to the COA standards and guidelines format adopted by the facility for operational purposes and approved by the Executive Committee. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally. In each facility, continuing quality improvement (CQI) activity is reviewed quarterly by the Company's corporate compliance unit and quality assurance activities are approved by the executive committee.

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

Government Regulation

     The Company's business and the development and operation of the Company's facilities are subject to extensive federal, state and local government regulation. In recent years, an increasing number of legislative proposals have been introduced at both the national and state levels that would affect major reforms of the health care system if adopted. Among the proposals under consideration are reforms to increase the availability of group health insurance, to increase reliance upon managed care, to bolster competition and to require that all businesses offer health insurance coverage to their employees. Some States have already instituted laws that mandate employers offer health insurance plans to their employees. The Company cannot predict whether additional legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the Company's business.

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

Medicare Reimbursement

     Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2007, 14.9% of revenues for Harbor Oaks were derived from Medicare programs. Revenue from Harbor Oaks accounted for 26.0% of the Company's total net patient care revenues.

     Effective for fiscal years beginning after January 1, 2005, the prospective payment system ("PPS") was brought into effect for all Psychiatric services paid through the Medicare program. For the fiscal year ended June 30, 2007, Medicare reimbursements rates were based 50% on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare and 50% on the new prospective payment rates. The Company will continue to file cost reports to Medicare to determine the new TEFRA portion of the rate for the following year. These cost reports are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 24%, 23%, and 21% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2007, 2006, and 2005 respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. To date, settlement adjustments have not been material.

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

Medicaid Reimbursement

     Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks and Detroit Behavioral
Institute. A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state's portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state. For the period ended June 30, 2007, 26.5% of total net patient revenues of the Company were derived from Medicaid programs.

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

     The Company has an active compliance program in place with a corporate compliance officer and compliance liaisons at each facility and a toll free compliance hotline. Compliance in-services and trainings are conducted on a regular basis. Information on our compliance program and our hot line number is available to our employees on our intranet and to the public on our website at www.phc-inc.com.

Employees

     As of August 31, 2007, the Company had 580 employees of which six were dedicated to marketing, 191 (46 part time) to finance and administration and 377 (119 part time and 49 contingent) to patient care.

     The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation. In December 2004, the Company and the Union reached a collective bargaining agreement, which was ratified by the employees on December 8, 2004 and signed by the Union and the Company in January 2005. This agreement was renewed and will expire in December 2010. As of June 30, 2007, approximately 88% of the total number of employees were covered by the collective bargaining agreement. In addition, in January, 2007 the Company's largest out-patient facility, Harmony Healthcare, with approximately 43 union eligible employees, voted for union (Teamsters) representation. In April, 2007 the Company and the Union reached a collective bargaining Agreement, which was signed by the Union on April 26, 2007 and the Company on April 30, 2007 to be effective January 1, 2007 and expiring on January 1, 2010. As of June 30, 2007, approximately 36% of the total number of employees were covered by the collective bargaining agreement.

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

Insurance

     Each of the Company's subsidiaries maintains separate professional liability insurance policies. Harbor Oaks, Highland Ridge Hospital, Mount Regis Center, North Point, Detroit Behavioral Institute, Harmony Healthcare and Pivotal, Inc. each have coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition, the Company has maintained the insurance coverage, which was in place for Pivotal Research Centers, LLC by its former owners of $3,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage, Wellplace and Highland Ridge maintain a $1,000,000 umbrella policy, Harbor Oaks and Detroit Behavioral Institute collectively maintain a $5,000,000 umbrella policy, Harmony and Mount Regis Center maintain a $2,000,000 umbrella policy. In addition, each of these entities maintains general liability insurance coverage in similar amounts.

     The Company maintains $1,000,000 of directors' and officers' liability insurance coverage, general liability coverage of $1,000,000 per claim and $2,000,000 in aggregate. The Company believes, based on its experience, that its insurance coverage is adequate for its business and, although cost has escalated in recent years, that it will continue to be able to obtain adequate coverage.

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

Item 1A. RISK FACTORS

OPERATING RISKS

AGING  OF  ACCOUNTS   RECEIVABLE  COULD  RESULT  IN  OUR  INABILITY  TO  COLLECT
RECEIVABLES REQUIRING US TO INCREASE OUR DOUBTFUL ACCOUNTS RESERVE WHICH WOULD DECREASE OUR NET INCOME AND WORKING CAPITAL

     As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,559,387 at June 30, 2007 compared with $6,995,475 at June 30, 2006. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. Because the behavioral health industry is typically a difficult collection environment, we have focused on better accounts receivable management through, increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable, Allowance for Doubtful Accounts at June 30, 2007, 2006 and 2005, respectively and Bad Debt Expense for the fiscal years ended June 30, 2007, 2006 and 2005:

                                              Allowance for           Bad Debt
                      Accounts Receivable     doubtful accounts       Expense

   June 30, 2007       $ 10,323,972             $3,764,585          $ 1,933,499
   June 30, 2006         10,096,061               3,100,586           1,912,516
   June 30, 2005         8,287,365                1,956,984           1,272,037

NEGATIVE CASH FLOW COULD ARISE AS A RESULT OF SLOW GOVERNMENT PAYMENTS WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME, WORKING CAPITAL AND LIQUIDITY

     The concentration of accounts receivable due from government payors could create a severe cash flow problem should these agencies fail to make timely payment. We had substantial receivables from Medicaid and Medicare of approximately $1,811,600 at June 30, 2007 and $1,786,000 at June 30, 2006, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments. This would result in lower net income for the same services provided and lower earnings per share.

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

     In December 2004, the Company's largest facility voted for UAW representation. Approximately 75% of the staff of the facility are members of the Union and could vote to strike when the contract comes up for renewal in December 2010. In April 2007, the Company's largest outpatient operations voted for Teamsters representation. Approximately 40% of the staff of the facility are members of the Union and could vote to strike when the contract comes up for renewal in January 2010. A strike vote on the part of either of these operations would negatively impact profitability by requiring the Company to transfer patients to competing facilities or providers or pay high short term staffing rates. This could also negatively impact the Company's reputation in the community.

RELIANCE ON KEY CLIENTS, THE LOSS OF ANY OF WHICH WOULD REDUCE OUR NET REVENUES AND OUR NET INCOME

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and provide patients for our outpatient operations and our employee assistance programs. The loss of any of such contracts would impact our ability to meet our fixed costs. We have entered into relationships with large employers, health care institutions, insurance companies and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of our total revenue is derived from these clients. No one of these large employers, health care institutions, insurance companies or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

GOVERNMENT REGULATION COULD RESTRICT OUR ABILITY TO EXPAND, REDUCE THE ALLOWABLE REIMBURSEMENT TO THE COMPANY AND REDUCE OUR NET INCOME

     Control of the healthcare industry exercised by federal, state and local regulatory agencies can increase costs, establish maximum reimbursement levels and limit expansion. Our Company and the health care industry are subject to rapid regulatory change with respect to licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, the addition of new services, compliance with physical plant safety and land use requirements, implementation of certain capital expenditures, reimbursement for services rendered and periodic government inspections. Governmental budgetary restrictions have resulted in limited reimbursement rates in the healthcare industry including our Company. As a result of these restrictions we cannot be certain that payments under government programs will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states, including the State of Michigan where the majority of our Medicaid Revenue is generated, are considering reductions in state Medicaid budgets, which may be reflected through more limited access, lower rates, and higher State imposed utilization assessment fees.

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

INABILITY TO RETAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM COULD AFFECT OUR CLIENT RELATIONS AND THUS REDUCE OUR REVENUE AND NET INCOME

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

        In April 2004, the Company acquired Pivotal Research Centers, LLC, which is engaged in clinical drug testing. Dr. Louis Kirby, the founder and medical director of Pivotal, has key relationships with the pharmaceutical companies that provide contracts for the research business. Dr. Kirby signed an employment and non-compete agreement at the time of the acquisition, which was renewed and is scheduled to expire on December 31, 2007.

     We do not anticipate any key member of management will leave the Company but do have key man life insurance policies on Mr. Shear and Dr. Kirby.

MARKET RISKS

THE COMPANY EXPECTS ITS STOCK PRICE TO BE VOLATILE

     The market price of the Company's common stock has been volatile in the past. The shares have sold at prices varying between a low of $1.75 and a high of $3.78 from July 2005 through June 2007. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

o    quarterly variations in operating results;

o    new products, services and strategic developments by us or our competitors;

o    developments in our relationships with our key clients;

o    regulatory developments; and

o    changes in our revenues, expense levels or profitability.


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

Item 2.           DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are located in Peabody, Massachusetts. The Company's lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2009. The current annual payment under the lease is $92,000. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health and located in Midvale, Utah. The lease is for a six-year term expiring December 31, 2009, which provides for monthly rental payments of approximately $22,000. Changes in rental payments each year are based on increases or decreases in the Consumer Price Index. The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.

Mount Regis Center

     The Company owns the Mount Regis facility, which consists of a three-story building located on an approximately two-acre site in Salem, Virginia. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $270,000 as of June 30, 2007. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

     The Company owns or leases premises for each of its psychiatric facilities. Detroit Behavioral Institute, Harmony, North Point-Pioneer and Pivotal Research lease their premises. The Company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary. The Company believes that all of these premises are adequate for its current and anticipated needs.

Harbor Oaks Hospital

     The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $289,000 mortgage on this property as of June 30, 2007. The Company believes that these premises are adequate for its current and anticipated needs.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Class A Common Stock has been listed on the American Stock Exchange since February 2007 under the symbol "PHC". Prior to that date it was quoted on the Over-the-Counter Bulletin Board under the symbol "PIHC-BB." The following table sets forth the high and low sales price of the Company's Class A Common Stock, as reported.
                                                               HIGH       LOW
                                                               ____      ____
2006
        First Quarter (July 1, 2005 - September 30, 2005)      $2.95     $2.26
        Second Quarter (October 1, 2005 - December 31, 2005)   $2.90     $1.90
        Third Quarter (January 1, 2006 - March 31, 2006)       $2.40     $1.75
        Fourth Quarter (April 1, 2006 - June 30, 2006)         $2.39     $1.95
2007
        First Quarter (July 1, 2006 - September 30, 2006)      $2.39     $2.00
        Second Quarter (October 1, 2006 - December 31, 2006)   $3.18     $2.00
        Third Quarter (January 1, 2007 - March 31, 2007)       $3.78     $2.76
        Fourth Quarter (April 1, 2007 - June 30, 2007)         $3.32     $2.77

     On August 15, 2007, there were 683 holders of record of the Company's Class A Common Stock and 300 holders of record of the Company's Class B Common Stock. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during fiscal 2007.

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

MARKET RISKS

      The market price of the Company's common stock has been volatile in the past. The shares have sold at prices varying between a low of $1.75 and a high of $3.78 from July 2005 through June 2007. Trading prices may continue to fluctuate in response to changes in the Company's results of operations from quarter.

     Our right to issue convertible preferred stock may adversely affect the rights of the common stock. Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock. During the twelve month period ended June 30, 2007, the Company did not issue any preferred stock; however, it did issue 961,539 shares of unregistered Class A common stock in a private placement with the requirement to register the common stock which was done in February 2007. (See the Company's report on form 8-K filed with the Securities and Exchange Commission on December 20, 2007 for additional details regarding this transaction).

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of our Company. The selected consolidated financial data as of June 30, 2007 and 2006 and for each of the three years in the period ended June 30, 2007 should be read with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by Eisner LLP, with respect to the period ended June 30, 2007 and 2006 and BDO Seidman, LLP, with respect to June 30, 2005. Each of these firms is an independent registered public accounting firm. The selected consolidated financial data as of and for the years ended June 30, 2004 and 2003 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP, independent registered public accounting firm.

     The historical results are not necessarily indicative of the results to be expected for any future period.

                                    PHC, Inc.
                             Selected Financial Data
                     As of and for the Years Ended June 30,

                                        2007           2006             2005          2004         2003
                                        ____           ____             ____          ____         ____
                                        (in thousands, except share and per share data)
    Statements of Operations Data:
Revenues                              $    45,127    $   38,013    $   34,063    $   26,649    $    23,833
Cost and Expenses:
   Patient care expenses                   21,965        16,512        14,582        12,422         11,676
   Contract expenses                        3,103         2,676         2,198         2,392          1,399
   Administrative expenses                 15,116        13,727        12,424        10,333          8,204
   Provision for doubtful accounts          1,934         1,913         1,272         1,356          1,108
   Interest expense                          649            607           655           532            542
   Other (income) expenses including
     interest income, net                   (469)         (158)          (150)         (140)          (129)
                                       __________      ________   ___________    ___________   ___________
Total expenses                               42,298      35,278        30,981        26,895         22,801
                                        __________     ________   ___________    ___________   ___________
Income (loss) before income taxes            2,829        2,735         3,082          (246)         1,032

Provision for (benefit from) income
  taxes                                      1,147       (1,310)         (74)            11             54
                                       __________      ________    __________     __________   ____________

Net income (loss)                            1,682        4,045         3,156          (257)           978
                                                --           --            --            --             --
                                        __________     ________    __________     ___________   ___________
Dividends net income (loss
  applicable) to
  common shareholders                  $    1,682    $    4,045    $    3,156    $     (257)   $       978
                                       ==========    ==========    ==========    ===========   ===========

Basic income (loss) per common share   $     0.09    $     0.22    $     0.18    $    (0.02)   $      0.07
                                       ==========    ==========   ===========    ===========   ===========

Basic weighted average number of
   shares outstanding                  19,287,665    18,213,901    17,574,678    14,731,395     13,944,047
                                      ===========    ============  ===========   ===========   ===========

Diluted income (loss) per common
  share                                $     0.09    $     0.21   $      0.17    $    (0.02)   $      0.07
                                       ==========   ===========   ===========    ============   ==========

Diluted weighted average number of
   shares outstanding                  19,704,697    19,105,193    18,364,076     14,731,395    14,564,078
                                       ==========   ===========    ===========   ===========    ===========



                                        2007           2006             2005          2004         2003
                                        ____           ____             ____          ____         ____

Balance Sheet Data:
Cash and cash equivalents              $    3,395    $    1,820   $       918    $       595   $       495
Working capital                             7,546         7,208         4,106            241           736

Long-term debt and obligations under
   capital leases                           2,398         2,059         2,712          2,285         3,002
Total stockholders' equity                 18,250        13,455         9,102          5,367         1,935
Total assets                               27,290        21,715        17,896         13,312         9,412

                                       24

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

     The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2007, 2006 and 2005. It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital, a residential treatment facility and nine outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company's internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah, Michigan and Arizona.

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

     The Company currently has two "at-risk" contracts. The contracts call for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier's enrollees in a specified area for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under these contracts are recorded as incurred. The Company provides as much of the outpatient care directly and, through utilization review, monitors closely, all inpatient and outpatient services not provided directly. The contracts are considered "at-risk" because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

     All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Net contractual adjustments recorded in fiscal 2007 for revenue booked in prior years resulted in an increase in net revenue of approximately $26,430. Net contractual adjustments recorded in fiscal 2006 for revenue booked in prior years resulted in an increase in net revenue of approximately $343,700.

     During the fiscal year ended June 30, 2007, a Medicare cost report settlement of $255,600 was received and in the fiscal year ended June 30, 2006, a Medicare cost report settlement of approximately $158,100 was received. No cost report settlements were received during the fiscal year ended June 30, 2005. For the fiscal years ended June 30, 2007, 2006 and 2005, no third party cost report settlements were expected or recorded.

     Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of June 30, 2007, June 30, 2006 and June 30, 2005 for our treatment services segment.


                       Net Revenue by Payor (in thousands)
                           For the Twelve Months Ended
                       ____________________________________
                  June 30, 2007         June 30, 2006         June 30, 2005
                  _____________         _____________         ______________
                 Amount    Percent     Amount    Percent     Amount    Percent
                 ______    _______     ______    _______     ______    _______
Private Pay      $ 1,632     5%       $ 1,207       5%      $ 1,212       5%
Commercial        23,477    65%        17,572      63%       17,608      67%
Medicare*          1,379     4%           946       3%          999       4%
Medicaid           9,535    26%         8,137      29%        6,268      24%
                 _______              _______               _______

    Net Revenue  $ 36,023             $ 27,862              $ 26,087
                 ========             ========              ========

       * includes Medicare cost report settlement revenue as noted above

    Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

     Fiscal Year Ended June 30, 2007
                        Over    Over    Over    Over   Over   Over   Over
Payor         Current    30      60      90     120    150    270    360     Total
_____        ________   ____    ____    ____    ____   ____   ____   ____    _____

Private Pay   $  102   $ 119    $151    $108    $121   $ 77   $178   $ 36   $  892
Commercial     1,608     974     616     197     105    100    160     96    3,856
Medicare         134      69       4      15      24     28     --     --      274
Medicaid       1,030     143      68      42      24    230     --     --    1,537
               _____   ______   ____    ____    ____   ____    ____  ____   ______
   Total      $2,874  $1,305    $839    $362    $274   $435   $338   $132   $6,559
              ======   ======   ====    ====    ====   =====  ====   ====   ======

     Fiscal Year Ended June 30, 2006
                         Over    Over    Over    Over   Over   Over   Over
Payor         Current    30      60      90      120    150    270    360     Total
_____        ________   ____    ____    ____    ____   ____   ____   ____    _____

Private Pay   $  113   $ 119    $106    $113    $ 84   $593   $ 33   $ 23   $1,184
Commercial     1,499     595     364     284     229    836    126     92    4,025
Medicare         133      38       6      17      18     73     --     --      285
Medicaid         971     152      69      32      34    243     --     --    1,501
               _____   ______   ____    ____    ____   ____    ____  ____  ______
   Total      $2,716   $ 904    $545    $446    $365 $1,745   $159   $115   $6,995
              ======   =====    ====    ====    ==== ======   ====   ====   ======

     Fiscal Year Ended June 30, 2005
                         Over    Over    Over    Over   Over   Over   Over
Payor         Current    30      60      90      120    150    270    360     Total
_____        ________   ____    ____    ____    ____   ____   ____   ____    _____

Private Pay   $  247   $  139   $ 98    $ 64    $ 75   $154   $127   $ 32    $ 936
Commercial     1,708      645    389     239     216    379    208     26    3,810
Medicare         121       16      7      --      --      1     --     --      145
Medicaid         556      277     94      74      96    342     --     --    1,439
               _____   ______   ____    ____    ____   ____    ____  ____    _____
   Total      $2,632   $1,077  $588     $377    $387   $876    $335  $ 58   $6,330
              ======   ======  ====     ====    ====   ====    ====  ====   ======

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

Income Taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. During the fourth quarter of fiscal year ended June 30, 2006, the Company recognized 100% of its federal deferred tax benefit based on past profitability and future projections. The total tax benefit recorded was $1,638,713. During fiscal 2007 the company recorded a provision for tax expense of $1,147,000 a blended state and federal tax rate of approximately 40.5%.

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

Investment in Seven Hills

     Included in other assets of June 30, 2007 in the Company's investment in Seven Hills Psych Center, LLC of $400,000. This LLC holds the assets of the Seven Hills Hospital currently being built and expected to be complete in the early part of calendar year 2008. Aslo included in the escrow deposit of $1,362,000 the Company has made toward the leasehold improvement for the anticipated leasing arrangement upon completion of the construction of the building.

Results of Operations

     During the fiscal year ended June 30, 2007 the Company experienced a significant decrease in the revenues in the research division due to delays in study starts. This change in the research division is not evident in the table below because of large increases in the Company's core business. The decrease in the research division results are outlined below and detailed in Note I to the financial statements accompanying this report under the heading "Pharmaceutical Study Services".

     The following table illustrates our consolidated results of operations for the years ended June 30, 2007, 2006 and 2005 (in thousands):

                                         2007                   2006                2005
                                        _____                   ____                ____
Statements of Operations Data:                            (in thousands)
                                    Amount     %        Amount       %       Amount       %

Revenue                            $45,127    100.0%    $38,013    100.0%    $34,063    100.0%
                                   _______    ______    _______    ______    _______    ______

Costs and expenses:
   Patient care expenses             21,965    48.7%     16,512     43.5%     14,582     42.8%
   Contract expenses                  3,103     6.9%      2,676      7.0%      2,198      6.5%
   Administrative expenses           15,117    33.5%     13,727     36.1%     12,424     36.5%
   Provision for bad debts            1,933     4.3%      1,913      5.0%      1,272      3.7%
   Interest expense                     649     1.4%        607      1.6%        655      1.9%
   Other (income) expenses, net        (469)   -1.0%      (158)     -0.4%      (150)     -0.4%
                                   _______    ______    _______    ______    _______    ______
Total expenses                       42,298    93.7%     35,278     92.8%     30,981     91.0%
                                   _______    ______    _______    ______    _______    ______

Income before income taxes            2,829     6.5%      2,735      7.2%      3,082      9.0%
Benefit from (provision for) income
     taxes                           (1,147)   -2.7%      1,310      3.4%         74      0.2%
                                   _______    ______    _______    ______    _______    ______

Net income                          $ 1,682     3.4%    $ 4,045     10.6%    $ 3,156      9.3%
                                   =======    ======    =======    ======    =======    ======

Year ended June 30, 2007 as compared to year ended June 30, 2006

     The Company's income from its operations decreased 5.48% to $3,009,904 for the fiscal year ended June 30, 2007 from $3,184,426 the fiscal year ended June 30, 2006. Net income, decreased 58.4% to $1,682,283 for the fiscal year ended June 30, 2007 from $4,045,482 for the fiscal year ended June 30, 2006. This decrease is the result of $1,147,000 in provision for tax expense recorded in fiscal 2007 as compared to $1,310,103 in net income tax benefit recorded in fiscal 2006. Income before taxes increased 3.43% to $2,829,283 for the fiscal year ended June 30, 2007 from $2,735,379 for the fiscal year ended June 30, 2006. This increase was primarily due to the two new contracts added during the year that are projected to increase gross revenues by $10,000,000 annually, once fully implemented, and increased patient census . This increase is significant since it includes start-up costs of these contracts of approximately $100,000 and uncapitalizable costs of the Meditech software implementation in progress and the construction in progress of the Seven Hills Hospital. We also experienced a down-turn in the pharmaceutical revenue as it is dependent on unpredictable study starts and largely volatile as shown in "Note I - Segment Information" in the accompanying financial statements for the period ended June 30, 2007, 2006 and 2005.

     Total revenues increased 18.72% to $45,127,477 for the year ended June 30, 2007 from $38,013,092 for the year ended June 30, 2006.

     Total net patient care revenue from all facilities increased 29.29% to $36,022,529 for the year ended June 30, 2007 as compared to $27,861,701 for the year ended June 30, 2006. Patient days increased over 5,291 days for the fiscal year ending June 30, 2007 over the fiscal year ended June 30, 2006. In October 2005 the Company opened 20 additional residential beds, increasing our available beds from 160 to 180. These additional available beds accounted for approximately 74% of the increase in patient days for the fiscal year ended June 30, 2007. The contracted rate for these residential beds is lower than that of our other facilities, which negatively impacts our revenue per patient day without positive changes in our census and payor mix at our other facilities. Net inpatient care revenue from inpatient psychiatric services increased 14.56% to $21,508,417 for the year ended June 30, 2007 from $18,775,198 the fiscal year ended June 30, 2006. This increase is due to a change in payor mix to payors with more favorable approved rates and from the increase in residential treatment beds. Net partial hospitalization and outpatient care revenue increased 59.7% to $14,514,112 for the year ended June 30, 2007 from $9,086,503 for the year ended June 30, 2006. This increase is primarily due to the new capitated contract and high usage of these step-down programs by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue decreased 21.3% to $4,564,314 for the year ended June 30, 2007 from $5,799,815 for the year ended June 30, 2006. This decrease is largely due to the delay in the start of some significant studies that were expected to start in the first quarter of the year but did not start until the fourth quarter of fiscal 2007 and a large study that ran in the last half of fiscal 2006. Revenues increased in our contract support services division, Wellplace. Wellplace revenues increased 4.3% to $4,540,634 for the year ended June 30, 2007 from $4,351,576 for the year ended June 30, 2006. This increase in revenue is primarily due to increases in contract rates. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

     Patient care expenses, excluding research, increased by $5,512,891, or 38.6%, to $19,782,431 for the year ended June 30, 2007 from $14,269,540 for the year ended June 30, 2006 due to the increase in available beds contributing to the increase in patient census at our inpatient facilities and the increased utilization of our out-patient services as a result of the new capitated rate contract. Inpatient census increased by 5,291 patient days, 10.7%, for the year ended June 30, 2007 compared to the year ended June 30, 2006. Contract expense, which includes the cost of outside service providers for our capitated contracts increased 650.6% to $1,785,697 for the year ended June 30, 2007 from $237,899 for the year ended June 30, 2006 due to the new capitated rate contract effective January 1, 2007. This contract has an expected annual gross revenue of approximately $8,000,000 and calls for the Company to provide behavioral health care for approximately 325,000 members. Payroll and payroll related expenses increased 28.3% to $15,096,827 for the year ended June 30, 2007 from $11,764,978 for the year ended June 30, 2006, food and dietary expense increased 1.0% to $776,796 for the year ended June 30, 2007 from $769,367 for the year ended June 30, 2006, hospital supplies expense increased 30.3% to $93,204 for the year ended June 30, 2007 from $71,539 for the year ended June 30, 2006, agency nursing expense increased 138.1% to $395,319 for the year ended June 30, 2007 from $166,047 for the year ended June 30, 2006 and other patient related expenses increased to 7.5% to $101,277 for the year ended June 30, 2007 from $94,218 for the year ended June 30, 2006. All of these increases were a result of increased patient census and increased utilization of our out patient services. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and out patient visits. (see "Operating Statistics"
Part I, Item 1).

     Patient care expenses for the research division decreased 2.7% to $2,182,357 for the year ended June 30, 2007 from $2,242,900 for the year ended June 30, 2006. This decrease is due to the delay in the start of studies. Payroll and related direct care expenses decreased 17.0% to $1,463,009 for the year ended June 30, 2007 from $1,763,308 for the year ended June 30, 2006. Patient supplies expense decreased 36.0% to $24,830 for the year ended June 30, 2007 from $38,770 for the year ended June 30, 2006. Other patient related expenses increased 53.0% to $694,518 for the year ended June 30, 2007 from $453,822 for the year ended June 30, 2006. This increase is primarily due to the increased advertising to gear up for the new studies started in the fourth quarter of the 2007 fiscal year.

     Cost of contract support services related to Wellplace increased 15.9% to $3,102,551 for the year ended June 30, 2007 from $2,676,340 for the year ended June 30, 2006. This increase is due to the increased staffing to support the smoking cessation contract which started in November 2005 and increases in related employee expenses and the increased cost related to the smoking cessation software maintenance. Payroll and payroll related expenses increased 23.6% to $1,576,061 for the year ended June 30, 2007 from $1,274,937 for the year ended June 30, 2006.

     Provision for doubtful accounts increased 1.1% to $1,933,499 for the fiscal year ended June 30, 2007 from $1,912,516 for the fiscal year ended June 30, 2006. This increase is a result of increases in accounts receivable in line with increases in revenue. The policy of the Company is to provide an allowance for doubtful accounts based on the age of receivables resulting in higher bad debt expense as receivables age. The goal of the Company, given this policy, is to keep any increase in the provision for doubtful accounts in line with increases in revenue.

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable. The Company's gross receivables from direct patient care has increased 2.3% to $10,323,972 for the year ended June 30, 2007 from $10,096,061 for the year ended June 30, 2006, the Company believes its reserve of approximately 36% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with higher contractual adjustments and a higher rate of denials requiring and higher reserves.

     Total administrative expenses, excluding research, increased 13.1% to $12,677,933 for the year ended June 30, 2007 from $11,210,296 for the year ended June 30, 2006. Administrative salaries increased 20.6% to $4,232,863 for the year ended June 30, 2007 from $3,508,980 for the year ended June 30, 2006. Payroll tax expense increased 16.9% to $354,229 for the year ended June 30, 2007 from $302,932 for the year ended June 30, 2006. Employee benefits increased 16.1% to $676,464 for the year ended June 30, 2007 from $582,785 for the year ended June 30, 2006. Other employee benefits increased 93.1% to $239,555 for the year ended June 30, 2007 from $124,035 for the year ended June 30, 2006. All of these increases in payroll and employee related expenses are a result of an increase of approximately 200% in the staff at our Las Vegas out patient location to service the new capitated rate contract and greater competition for experienced health care administrative staff resulted in these increased salaries. General insurance expense increased 17.9% to $760,338 for the year ended June 30, 2007 from $644,882 for the year ended June 30, 2006 due to general increases in property and liability insurance and the addition of three additional out patient sites, two in Las Vegas and one in Arizona. Rent expense increased 28.9% to $1,440,342 for the year ended June 30, 2007 from $1,117,098 for the year ended June 30, 2006. This increase is due to the three additional clinics opened this year and normal CPI increases included in our property leases. Transfer fee expense increased 255.6% to $91,932 for the year ended June 30, 2007 from $25,856 for the year ended June 30, 2006 as a result of the initial American Stock Exchange listing fee.

     Total administrative expenses for the research division decreased 3.1% to $2,438,802 for the year ended June 30, 2007 from $2,517,074 for the year ended June 30, 2006. Administrative payroll and taxes was the most significant of the change as it decreased 5.7% to $974,695 for the year ended June 30, 2007 from $1,033,160 for the year ended June 30, 2006 due to the closing of the Michigan office and the decrease in study activity. Advertising expense decreased 25.4% to $216,953 for the year ended June 30, 2007 from $290,673 for the year ended June 30, 2006. This decrease was also a result of the decrease in study activity.

     Interest expense increased 7.0% to $649,166 for the year ended June 30, 2007 from $606,893 for the year ended June 30, 2006. This increase is due to the amortization of $55,728 and the write off of $13,932 debt discount on the old debt to interest and amortization of $4,868 on the new debt discount as a part of the debt refinancing in June 2007.

     The Company's provision for income taxes of $1,147,000 for the year ended June 30, 2007 represents a blended state and federal tax rate of approximately 40.5% compared to the prior years tax provision excluding the tax benefit of $328,610 for the year ended June 30, 2006, which was significantly below the Federal statutory rate of 34% primarily due to the utilization of net operating loss carry-forwards. In the fiscal year ended June 30, 2006, the Company reduced the valuation allowance due to its evaluation of the future likelihood of realization based on past profitability and future expectations of profitability, and recognized 100% of its available federal tax benefit of $1,638,713 and eliminated the valuation allowance against the deferred tax asset for federal purposes.

Year ended June 30, 2006 as compared to year ended June 30, 2005

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

     Patient care expenses, excluding research, increased by $1,364,254, or 10.6%, to $14,269,540 for the year ended June 30, 2006 from $12,905,286 for the year ended June 30, 2005 due to the increase in available beds and resulting increase in patient census at our inpatient facilities. Inpatient census increased by 6,861 patient days, 16%, for the year ended June 30, 2006 compared to the year ended June 30, 2005. Direct patient care payroll and payroll related expenses increased 9.7% to $11,764,978 for the year ended June 30, 2006 from

$10,727,317 for the year ended June 30, 2005, food and dietary expense increased 21.4% to $769,367 for the year ended June 30, 2006 from $633,869 for the year ended June 30, 2005, hospital supplies expense increased 37.9% to $71,539 for the year ended June 30, 2006 from $51,863 for the year ended June 30, 2005, laboratory fees increased 36.4% to $219,063 for the year ended June 30, 2006 from $160,603 for the year ended June 30, 2005, agency nursing expense increased 38.8% to $166,047 for the year ended June 30, 2006 from $119,672 for the year ended June 30, 2005 and other patient related expenses increased to $94,218 for the year ended June 30, 2006 from $45,481 for the year ended June 30, 2005. All of these increases were a result of increased patient census and increased needs of the patients based on the severity of their illness and the start up of the additional 20 bed residential unit in October 2005. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census. (see "Operating Statistics" Part I, Item 1).

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

     The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable. The Company's gross receivables from direct patient care has increased 21.8% to $10,096,061 for the year ended June 30, 2006 from $8,287,365 for the year ended June 30, 2005. The Company believes its reserve of approximately 31% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with a higher rate of denials requiring higher contractual adjustments and higher reserves.

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

     The Company's provision for income taxes exclusive of deferred income tax benefits of $328,610 and $135,969 for the years ended June 30, 2006 and June 30, 2005, respectively, are significantly below the Federal statutory rate of 34% primarily due to the utilization of net operating loss carry-forwards. Total provision for income tax expense for fiscal 2006 and 2005 represents state income taxes for certain subsidiaries with no available net operating loss carry-forwards. In the past, the Company has provided a significant valuation allowance against its deferred tax asset and recognized a tax benefit of $209,392 in the fiscal year ended June 30, 2005, based on the estimated taxable income for the fiscal year ended June 30, 2006. In the fiscal year ended June 30, 2006, the Company reduced the valuation allowance due to its evaluation of the future likelihood of realization based on past profitability and future expectations of profitability, and recognized 100% of its available tax benefit and eliminated the valuation allowance against the deferred tax asset for federal purposes.

Liquidity and Capital Resources

     As of June 30, 2007, the Company had working capital of $7,545,549, including cash and cash equivalents of $3,395,173, compared to working capital of $7,208,291, including cash and cash equivalents of $1,820,105 at June 30, 2006.

     Cash provided by operating activities was $3,543,597 for the year ended June 30, 2007, compared to $3,134,306 for the year ended June 30, 2006. Cash provided by operations in fiscal 2007 consists of the net income of $1,682,283, offset by an increase in total increase in accounts receivable of $855,237, an increase in prepaid expenses of $197,945, an increase in other assets of $229,885 and a decrease in accounts payable of $247,818. These uses of cash from operations were offset by a $735,933 increase in accrued expenses and other liabilities and further offset by non-cash items including depreciation and amortization of $744,206, non-cash interest expense of $164,994, change in deferred tax expense asset of $863,000, a change in allowance for bad debt of $663,999 and stock based compensation of $220,067.

     Cash used in investing activities in fiscal 2007 consisted of $1,246,798 in capital expenditures for the acquisition of property and equipment, $400,000 investment in the Seven Hills Hospital LLC and $1,719,623 in advances on the construction in progress for the Seven Hills Hospital, compared to $710,638 in capital expenditures for property and equipment in the fiscal year ended June 30, 2006. Other than Seven Hills related investments, the increase was primarily due the purchase and implementation of the Meditech software and the upgrade of hardware to accommodate the software Company wide.

     Cash provided by financing activities in fiscal 2007 consisted of $925,451 in net debt repayments, $83,664 in deferred financing costs, and $64,783 in private placement costs offset by $2,501,798 received from the issuance of common stock.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2007 accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 6% to $6,559,387 on June 30, 2007 from $6,995,475 on June 30,
2006. This decrease is due to an increase in the allowance for bad debt and the faster turn around of receivables related to the new capitatated contract. The Company's goal is to reduce receivables or to have any increases result from higher revenues and timing of receivables collection. Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment. Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectible. The Company's collection policy calls for early contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. The Company's collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     In order to facilitate the equity component for the build-out of the Company's Las Vegas hospital project, Seven Hills, on December 19, 2006, the Company entered into an agreement pursuant to which the Company sold $2,000,000 in unregistered Class A Common Stock to a single investor. The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which is the average selling price per share over the 20 trading days prior to the sale, minus 4%. (For additional details regarding this transaction see the Company's current report on form 8-K filed with the Securities and Exchange Commission on December 20, 2007.)

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2007 are as follows (in thousands):

 YEAR
ENDING                                                OPERATING
June 30    TERM NOTES           CAPITAL LEASES        LEASES         TOTAL**
           __________           ______________        _________      ________

       Principal   Interest   Principal   Interest    Payments
  2008   $1,134      $ 25       $206        $ 41      $2,088         $3,494
  2009      625        20        170          25       2,072          2,912
  2010       53        16         45          14       1,764          1,892
  2011       46        12         11           6         721            796
  2012       51         8         --          --         304            363
  2013       57         3         --          --         261            321
         ______      ____       _____       ____      ______        _______
 Total   $1,966      $ 84       $432       $  86      $7,210         $9,778
         ======      ====       =====      =====      ======         =======

* The Meditech Lease - The total Capital Lease amount above includes the Meditech Lease, which was previously listed separately since almost the total amount on the lease has been advanced and we have begun the implementation process as of July 1, 2007.

** Total does not include the amount due under the revolving credit note of $1,518,742. This amount represents an accounts receivable funding described below and is shown as a current note payable in the accompanying Financial Statements.

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, two totaling $1,500,000, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for these notes was only recorded after the required revenue targets were met. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $441,109 which represents the earn out for the Pivotal acquisition through December 31, 2005 net of payments made through June 30, 2007. Earn-out requirements have been met on the $500,000 note which resulted in the recording of this earn-out note in the amount of $923,934 which includes $80,000 in accrued interest. The above table includes the outstanding balance on this note of $729,801. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $180,112 is included in the schedule above. (See Note K to the consolidated financial statements included in this report for additional details on the Pivotal acquisition)

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company's current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $289,143 at June 30, 2007, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of class A common stock at $3.09 per share valued at $455,000. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

     The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.

     The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of June 30, 2007 was $1,518,742. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of June 30, 2007 is not included in the above table.

     Off Balance Sheet Arrangements

     The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

     Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,559,387 at June 30, 2007 compared with $6,995,475 at June 30, 2006. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2007 and 2006, respectively, and Bad Debt Expense for the years ended June 30, 2007 and 2006:

                           Accounts       Allowance for           Bad Debt
                           Receivable     doubtful accounts        Expense

      June 30, 2007       $10,323,972       $ 3,764,585           $ 1,933,499
      June 30, 2006        10,096,061         3,100,586             1,912,516

     The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs. We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 30% of our total revenue is derived from these clients. No one of these large employers, health care institutions or labor unions individually accounts for 15% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

Recent accounting pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an
interpretation of FASB Statement No. 109, (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements,

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon adoption SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2009 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

     In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company's financial position and results of operations.

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

Financial Risk

o Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $4,460.

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


                                                                    PAGE

Index                                                               F-1
Reports of Independent Registered Public Accounting Firms           F2 - F-3
Consolidated balance sheets                                         F-4
Consolidated statements of income                                   F-5
Consolidated statements of changes in stockholders' equity          F-6
Consolidated statements of cash flows                               F-7 - F-8
Notes to consolidated financial statements                          F-9 - F-32



                                       38
                                                                           F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
PHC, Inc.

We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2007 and June 30, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits b.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2007 and June 30, 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Eisner LLP


New York, New York
September 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
PHC, Inc.:

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of PHC, Inc. and subsidiaries for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PHC, Inc. and subsidiaries for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.





                                                           /s/ BDO Seidman, LLP


Boston, Massachusetts
August 23, 2005

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets


June 30,
                                                           2007        2006
                                                           ____        ____
ASSETS (Note A)
 Current assets:
     Cash and cash equivalents
                                                         $3,395,173  $1,820,105
    Accounts receivable, net of allowance for doubtful
     accounts of $3,764,583 and $3,100,586  at June 30,
     2007 and 2006, respectively                          6,524,387   6,955,475
    Pharmaceutical research receivables                   1,942,268   1,470,019
    Prepaid expenses                                        688,600     490,655
    Other receivables and advances                          868,628     751,791
    Deferred tax assets                                   2,015,000   2,841,000
                                                          _________   _________

         Total current assets                            15,434,056  14,329,045
                                                          _________   _________
Accounts receivable, non-current                             35,000      40,000
Other receivables                                            93,697      53,457
Property and equipment, net                               2,121,191   1,799,888
Deferred financing costs, net of amortization of
   $150,124 and $106,422 at June 30, 2007 and 2006,
   respectively                                             613,865     117,023
Customer relationships, net of amortization of
   $380,000 and $260,000 at June 30, 2007 and 2006,
   respectively                                           2,020,000   2,140,000
Goodwill                                                  3,508,576   2,664,643
Other assets                                              3,465,356     571,931
                                                          _________   _________

      Total assets                                      $27,289,741 $21,715,987
                                                       ============ ===========
LIABILITIES
Current liabilities:
    Accounts payable                                    $ 1,261,841  $1,509,659
    Current maturities of long-term debt                  1,134,300     918,013
    Revolving credit note                                 1,518,742   1,603,368
    Deferred revenue                                        433,301     385,742
    Current portion of obligations under capital leases     205,858      57,881
    Accrued payroll, payroll taxes and benefits           1,631,693   1,619,672
    Accrued expenses and other liabilities                1,702,772   1,026,419
                                                          _________   _________
         Total current liabilities                        7,888,507   7,120,754

Long-term debt, less current maturities                     831,387   1,021,546
Obligations under capital leases                            226,706      61,912
Deferred tax liabilities                                     93,000      56,000
                                                          _________   _________
         Total liabilities                                9,039,600   8,260,212

Commitments and contingent liabilities (Notes D, G, H, I and K)

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, none
  issued or outstanding                                          --          --
Class A Common Stock, $.01 par value; 30,000,000
  shares authorized, 19,622,076 and 17,874,966
  shares issued at June 30, 2007 and 2006, respectively     196,221     178,749
Class B common stock, $.01 par value; 2,000,000 shares
  authorized, 775,760 and 775,760 issued and outstanding
  at June 30, 2007 and 2006, respectively, each
  convertible into one share of Class A Common Stock          7,758       7,758
Additional paid-in capital                               26,812,808  23,718,197
Treasury stock, 199,098 and 199,098 class A common
  shares at cost at June 30, 2007 and 2006,
  respectively.                                            (191,700)   (191,700)
Accumulated deficit                                      (8,574,946)(10,257,229)
                                                          _________  ___________

         Total stockholders' equity                      18,250,141  13,455,775
                                                         __________  __________
         Total liabilities and stockholders' equity     $27,289,741 $21,715,987
                                                       =========== ===========


See accompanying notes to consolidated financial statements.              F-4

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Income

                                                          For the Years Ended June 30,
                                                  2007              2006             2005
                                                  ____              ____             ____
Revenues:
     Patient care, net                         $36,022,529       $27,861,701      $26,087,088
     Pharmaceutical study                        4,564,314         5,799,815        4,509,338
     Contract support services                   4,540,634         4,351,576        3,466,832
                                               ___________       ___________      ___________
         Total revenues                         45,127,477        38,013,092       34,063,258
                                               ___________       ___________      ___________
Operating expenses:
     Patient care expenses                      19,782,431        14,269,540       12,905,286
     Patient care expenses, pharmaceutical       2,182,357         2,242,900        1,676,749
     Cost of contract support services           3,102,551         2,676,340        2,197,518
     Provision for doubtful accounts             1,933,499         1,912,516        1,272,037
     Administrative expenses                    12,677,933        11,210,296        9,667,138
     Administrative expenses, pharmaceutical     2,438,802         2,517,074        2,757,118
                                               ___________       ___________      ___________

         Total operating expenses               42,117,573        34,828,666       30,475,846
                                               ___________       ___________      ___________

Income from operations                           3,009,904         3,184,426        3,587,412
                                               ___________       ___________      ___________
Other income (expense):
     Interest income                               159,946            68,397           73,176
     Interest expense                             (649,166)         (606,893)        (654,871)
     Other income, net                             308,599            89,449           76,760
                                               ___________       ___________      ___________

              Total other expense, net            (180,621)         (449,047)        (504,935)
                                               ___________       ___________      ___________

Income before income taxes                       2,829,283         2,735,379        3,082,477
Benefit from (provision for) income taxes       (1,147,000)        1,310,103           73,423
                                               ___________       ___________      ___________
              Net income                       $ 1,682,283       $ 4,045,482      $ 3,155,900
                                               ===========       ===========      ===========

Basic net income per common share              $      0.09       $      0.22           $ 0.18
                                               ===========       ===========      ===========
Basic weighted average number of shares
       outstanding                              19,287,665        18,213,901       17,574,678
                                               ===========        ==========      ===========
Fully diluted net income  per common
       share                                   $      0.09            $ 0.21           $ 0.17
                                               ===========        ==========      ===========
Fully diluted weighted average number of
      shares outstanding                        19,704,697        19,105,193       18,364,076
                                               ===========        ==========      ===========

See accompanying notes to consolidated financial statements.                F-5


                                       42

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Notes A, G, H, I and
K)

                                             Class A             Class B       Additional
                                          Common Stock        Common Stock      Paid-in
                                      Shares       Amount      Shares  Amount   Capital

Balance - June 30, 2004              16,744,848  $167,448     776,991  $7,770   $22,791,637
 related to private placements                                                      (30,000)
 Issuance of shares for options
    exercised                           104,750     1,048                           102,365
 Non-cash value of warrant issued
    in connection with long term                                                    167,185
    debt
 Non-cash value of shares issued
    for employee bonuses                  9,472        95                             9,140
 Issuance of shares for warrants
 exercised                              626,768     6,267                           302,337
 Issuance of employee stock
    purchase    plan shares               4,980        50                             7,370
 Purchase of shares from former
    employee
 Value of acceleration of certain
    stock options
 Net income year ended June 30, 2005                                                 27,025
                                     __________   ________    _______   _______   __________
Balance - June 30, 2005              17,490,818   174,908     776,991   7,770    23,377,059

Stock options issued for                                                            116,425
compensation
Purchase of treasury shares from
   former employee
Issuance of shares for warrants
    exercised                            98,473       984                            51,466
Issuance of shares for options
    exercised                           269,827     2,698                            81,379
Common shares issued as
    compensation                          2,000        20                             5,640
Disgorgement                                                                            112
Value of acceleration of certain
   stock options                                                                      9,875
Non-cash value of warrant issued
   in connection with an
   acquisition                                                                        56,180
Conversion from Class B to Class A        1,231        12      (1,231)    (12)
Issuance of employee stock
   purchase plan shares                  12,617       127                             20,061
Net income year ended June 30, 2006
                                     __________   ________    _______   _______ ___________
Balance - June 30, 2006              17,874,966  $ 178,749    775,760   $ 7,758 $23,718,197

Costs related to private                                                           (64,783)
placements
Fair value of options                                                              214,606

Issuance of shares for warrants
    exercised                          543,089         5,431                       330,692
Issuance of shares for options
    exercised                          231,627         2,316                       143,060
Issuance of shares in a private
    placement                          961,539         9,616                     1,990,384
Non-cash value of warrant issued
   in connection with a                                                            456,880
   refinancing
Issuance of employee stock              10,855           109                        23,772
   purchase    plan shares
Net income year ended June 30,
   2007
                                     __________   _________    _______   _______   __________

Balance - June 30, 2007             19,622,076     $ 196,221  775,760   $ 7,758 $ 26,812,808
                                     __________    ________    _______   _______   __________

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (continued)
Consolidated Statements of Changes In Stockholders' Equity (Notes A, G, H, I and
K)
                                             Class A
                                         Treasury Stock        Accumulated
                                      Shares       Amount        Deficit      Total
                                      ______       ______      ___________    _____

Balance - June 30, 2004                168,136   (141,207)    (17,458,611)    5,367,037

Costs related to private                                                        (30,000)
   placements
Issuance of shares for options
   exercised                                                                    103,413
Non-cash value of warrant issued
   in connection with long term                                                 167,185
   debt
Non-cash value of shares issued
   for employee bonuses                                                           9,235
Issuance of shares for warrants
   exercised                                                                    308,604
Issuance of employee stock
   purchase plan shares                                                           7,420
Purchase of shares from former
   employee                             13,602    (13,880)                      (13,880)
Value of acceleration of certain
   stock options                                                                 27,025
Net income-year ended June 30, 2005                             3,155,900     3,155,900
                                    ____________________________________________________
Balance - June 30, 2005                181,738   (155,087)    (14,302,711)    9,101,939

Stock options issued as                                                         116,425
compensation
Purchase of treasury shares from
   former employee                      17,360    (36,613)                      (36,613)
Issuance of shares for warrants
    exercised                                                                    52,450
Issuance of shares for options                                                   84,077
    exercised
Common shares issued as                                                           5,660
    compensation
Disgorgement                                                                        112
Value of acceleration of certain                                                  9,875
   stock options
Non-cash value of warrant issued                                                 56,180
   in connection with an
   acquisition                                                                       --
Conversion from Class B to Class A
Issuance of employee stock                                                       20,188
   purchase    plan shares
Net income year ended June 30, 2006                            4,045,482     4,045,482
                                     ____________________________________________________

Balance - June 30, 2006                199,098  $(191,700)  $(10,257,229)   $13,455,775

Costs related to private                                                        (64,783)
placements
Fair value of options                                                           214,606
Issuance of shares for warrants
    exercised                                                                   336,123
Issuance of shares for options
    exercised                                                                   145,376
Issuance of shares in a private
    placement                                                                 2,000,000
Non-cash value of warrant issued
   in connection with a                                                         456,880
   refinancing
Issuance of employee stock
   purchase    plan shares                                                       23,881
Net income year ended June 30, 2007                            1,682,283      1,682,283
                                    ____________________________________________________

Balance - June 30, 2007                199,098   (191,700)    (8,574,946)    18,250,141
                                       =======  ==========  =============     ===========

See accompanying notes to consolidated financial statements.               F-6

                                       44

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                           For the Years Ended June 30,
                                                          2007          2006        2005
                                                          ____          ____        ____
Cash flows from operating activities:
   Net income                                          $1,682,283   $4,045,482   $3,155,900
   Adjustments to reconcile net income to net cash
           provided by operating activities:
     Depreciation and amortization                        744,206      777,419      511,211
     Non-cash interest expense                            164,994       65,583       51,080
     Deferred income taxes                                863,000   (1,638,713)    (303,994)
     Stock based compensation                             220,067      134,988      105,681
     Change in allowance for doubtful accounts            663,999    1,143,602      (68,904)
   Changes in operating assets and liabilities:
           Accounts and other receivables                (855,237)  (1,946,547)  (2,183,027)
           Prepaid expenses and other current assets     (197,945)    (343,667)      21,554
           Other assets                                  (229,885)    (186,817)     (92,044)
           Accounts payable                              (247,818)     611,046     (754,011)
           Accrued expenses and other liabilities         735,933      471,930      540,020
                                                      ____________  __________   __________
             Net cash provided by operating
               activities                               3,543,,597   3,134,306      983,466
                                                      ____________  __________   __________
  Cash flows from investing activities:
      Acquisition of property and equipment              (955,459)    (710,638)    (483,462)
      Equity investment in unconsolidated subsidiary     (400,000)          --           --
      Construction in progress ($1,362,000 in escrow
         for improvements)                             (1,719,623)          --           --
 Costs related to business acquisition                          --          --      (62,258)
                                                      ____________  __________   ___________

             Net cash used in investing activities     (3,075,082)    (710,638)    (545,720)
                                                      ____________  __________   __________
Cash flows from financing activities:
      (Repayment) Proceeds on revolving debt, net         (84,626)   (782,261)      671,249
          Proceeds from borrowings on long term debt           --      17,551     1,430,154
          Principal payments on long-term deBT         (1,162,172)   (858,669)   (2,307,709)
       Deferred financing costs                           (83,664)    (15,000)     (208,445)
      Purchase of treasury stock                               --     (36,613)      (13,880)
      Proceeds from issuance of common stock, net       2,437,015     153,799       313,692
                                                      ____________  __________   __________

             Net cash provided by (used in)
               financing activities                     1,106,553  (1,521,193)    (114,939)
                                                      ____________  __________   __________

Net increase in cash and cash equivalents               1,575,068      902,475     322,807
Cash and cash equivalents, beginning of year            1,820,105      917,630     594,823
                                                      ____________  __________   __________

Cash and cash equivalents, end of year                $ 3,395,173  $ 1,820,105   $ 917,630
                                                      ===========   ==========   ==========

Supplemental cash flow information:
    Cash paid during the period for:
           Interest                                   $ 472,169    $  606,893    $ 652,582
           Income taxes                               $ 354,777    $  296,100    $ 123,150

See accompanying notes to consolidated financial statements.                F-7

 PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                          For the Years Ended June 30,
                                                          2007          2006        2005
                                                          ____          ____        ____

  Supplemental disclosures of non-cash investing and
       financing activities:
     Conversion of debt into common stock             $     --     $       --    $  14,250
     Issuance of common stock in cashless exercise of
        options                                            299            186           --
     Issuance of common stock in cashless exercise
        of warrants                                      2,239            380        3,229
     Pivotal Acquisition Note A earn out adjustments
        recorded                                       843,934        (39,746)   1,169,832
     Value of warrants issued with debt recorded as
        deferred financing costs                       456,880             --      167,185
     Value of warrants issued in connection with the
        Pivotal Acquisition                                 --         56,180           --
     Obligations under capital leases                  497,014        154,069           --
     Dispoal of fully depreciated equipment             15,928             --           --

See accompanying notes to consolidated financial statements.               F-8

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

     PHC, Inc. (the "Company") is incorporated in the state of Massachusetts. The Company is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

(1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed residential facility and six outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, four in Las Vegas, Nevada and one in Bullhead City, Arizona, operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

 Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In January 2007, the Company purchased a 15.24% membership interest in the Seven Hills Psych Center, LLC, the entity that will be the landlord of the Seven Hills Hospital subsidiary once the facility is built. This investment is included in other assets on the consolidated balance sheet as this is an unconsolidated subsidiary. (Note D)

Revenues and accounts receivable:

     Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third party payor

PHC, INC. AND
SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Revenues and accounts receivable (continued):

agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the period of settlement. The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

     Medicaid reimbursements are based on established rates depending on the level of care provided and are adjusted prospectively. Effective for fiscal years beginning after January 1, 2005, the prospective payment system ("PPS") was brought into effect for all Psychiatric services paid through the Medicare program. The new system changed the TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to the new variable per diem-based system. The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from "Center for Medicare and Medicaid Services, ("CMS's"), administrative data base (cost reports and claims data). Patient-specific characteristics include, but are not limited to, principal diagnoses, comorbid conditions, and age. Facility specific variables include an area wage index, rural setting, and the extent of teaching activity. This change is being phased in over three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates, 75/25, 50/50, and 25/75, respectively. During fiscal 2007 we were operating in the second stage at 50/50. In the current fiscal year we are in the third and final phase of the conversion to PPS.

     For the fiscal year ended June 30, 2007, Medicare reimbursements rates were based 25% on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare and 75% on the new prospective payment rates. The Company will continue to file cost reports to Medicare to determine the new TEFRA portion of the rate for the following year. These cost reports are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 24%, 23%, and 21% of the Company's total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2007, 2006 and 2005, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. The Company is unable to estimate any future adjustment at this time but past adjustments have not been material to the financial statement.

     Patient care revenue is recognized as services are rendered, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Pre -admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient. Revenue is not recognized for emergency provision of services for indigent patients until authorization for the services can be obtained. As of June 30, 2007, the Company has no outstanding balance in other receivables, due as a result of cost report settlements.

     Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Each study calls for a participant to complete a specific number of visits in order to validate the study. While some studies require all visits to be complete before any services can be billed, most studies will allow billing for each visit once the participant is randomized, or identified as meeting all study criteria, even if the participant does not complete the study. Where a contract requires

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and accounts receivable (continued):

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

     Long-term assets include accounts receivable non-current, other receivables and other assets. Accounts receivable, non-current consists of amounts due from former patients for service. This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the Company or its collection agencies, entered into because of the patients' inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Reserves are provided for accounts of former patients that do not comply with these supplemental payment agreements and accounts are written off when deemed unrecoverable. Other receivables included as long-term assets include the non-current portion of loans provided to employees and amounts due on a contractual agreement. Charity care amounted to approximately $231,702, $150,511, and $242,385 for the years ended June 30, 2007, 2006 and
2005, respectively. Patient care revenue is presented net of charity care in the accompanying consolidated statements of operations.

     The Company had accounts receivable from Medicaid and Medicare of approximately $1,811,000 at June 30, 2007 and $1,786,000 at June 30, 2006.
Included in accounts receivable in approximately $450,000 and $284,000 in unbilled receivables at June 30, 2007 and 2006, respectively.

Allowance for doubtful accounts

     The Company records an allowance for uncollectible accounts which reduces the stated value of receivables on the balance sheet. This allowance is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance. These percentages vary by facility based on each facility's experience in and expectations for collecting older receivables. The Company compares this required reserve amount to the current "Allowance for doubtful accounts" to determine the required bad debt expense for the period. This method of determining the required "Allowance for doubtful accounts" has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance.

Estimates and assumptions:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those

                                                                           F-11

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates and assumptions: (continued)

     estimates. Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid and the realization of deferred tax benefits, which represents a significant portion of the estimates made by management.

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

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using straight-line methods. The estimated useful lives are as follows:

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

Other assets:

     Other assets consists of deposits, deferred expenses advances, construction in progress, investment in Seven Hills LLC, licensure fees, internally developed and acquired software which is being amortized over three to seven years based on it's estimated useful life.
                                                                           F-12

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2007.

Fair value of financial instruments:

     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses and approximate fair value based on their short-term maturity and long term debt at prevailing market variable interest rates. The carrying value of long term debt, which have variable interest rates, approximates fair value.

Basic and diluted income per share:

     Income per share is computed by dividing the income applicable to common shareholders, by the weighted average number of shares of both classes of common stock outstanding for each fiscal year. Class B common stock has additional voting rights. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2007, 2006 and 2005 using the treasury stock method.

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                   Years Ended June 30,
                                           2007           2006         2005
                                           ____           ____         ____
 Weighted average shares outstanding -
   basic                                 19,287,665    18,213,901    17,574,678
 Employee stock options                     397,428       510,731       530,896
 Warrants                                    19,604       380,561       258,502
                                          _________    __________    __________
 Weighted average shares outstanding  -
  fully diluted                          19,704,697    19,105,193    18,364,076
                                         ==========    ==========    ==========

     The following table summarizes securities outstanding as of June 30, 2007, 2006 and 2005, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                                    Years Ended June 30,
                                            2007          2006         2005
                                           ____           ____         ____

 Employee stock options                    190,000        253,500        32,500
 Warrants                                       --             --       471,360
                                          _________     _________      _________
      Total                                190,000        253,500       503,860
                                          =========     =========      =========

     In August 2007, the Company repurchased 150,000 shares of its Class A common stock (See Note M). If this transaction had been completed prior to year end it would not have had an impact on earinings per share.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance. As a result of this assessment, during fiscal 2006, the Company eliminated 100% of the Federal deferred tax valuation allowance.

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

     At June 30, 2005, the Company accelerated the vesting on all previously granted options. Therefore, as of the date of adoption there was no unrecognized expense of these options and the expense recorded in the year ended June 30, 2006 is for options issued and vested during that period. The unrecognized expense of awards not yet vested will be recognized in net income in the periods in which they vest. Under the provisions of SFAS 123R, the Company recorded $214,606 and $126,300 of stock-based compensation on its consolidated statements of income for the years ended June 30, 2007 and 2006, respectively, which is included in administrative expenses as follows:

                                          Year ended June     Year ended June
                                             30, 2007             30, 2006
                                          _______________     _______________
              Directors fees                 $ 47,088            $ 21,000
              Employee compensation           167,518             105,300
                                             ________            ________
                  Total                      $214,606            $126,300
                                             ========           =========

                                                                          F-14

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the years ended June 30, 2007, 2006 and 2005 were calculated using the following assumptions:

                                                         Year ended June 30,
                                                   2007         2006        2005
                                                   ____         ____        ____

   Risk free interest rate                         4.60%        4.45%        4.00%
   Expected dividend yield                            --             --         --
   Expected lives                                  5-10 years   5-10 years   5-10 years
   Expected volatility                             48.0%        47.27%       45%
   Weighted average value of grants per share      $1.54        $2.42        $.63
   Weighted average remaining contractual life of
    options outstanding (years)                     3.56         3.65        3.70

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

     For the years ended June 30, 2005 in the accompanying financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FIN No. 44. The Company had elected to use the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"; and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated as follows:

                                                                           F-15

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)
                                                              Year Ended
                                                             June 30, 2005
                                                                 ____
   Net income, as reported                                   $ 3,155,900
   Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                        105,681
   Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related taxes               (298,084)
                                                             _____________
   Pro forma net income (loss)                         s      $ 2,963,497

   Earnings (loss) per share:
     Basic - as reported                                     $      0.18
                                                             ===========
     Basic - pro forma                                       $      0.17
                                                             ===========
     Diluted - as reported                                   $      0.17
                                                             ===========
     Diluted - pro forma                                     $      0.16
                                                             ===========

Advertising Expenses:

     Advertising costs are expensed when incurred. Advertising expense for the year ended June 30, 2007, 2006 and 2005 were $184,678, $455,806 and $378,899, respectively.

Reclassifications:

     Certain June 30, 2006 amounts have been reclassified to be consistent with the June 30, 2007 presentation.

Recent accounting pronouncements:

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

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. Adopting SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

                                                                           F-16

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements: (continued)

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2009 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

     In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company's financial position and results of operations.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

                                                          As of June 30,
                                                    2007                2006
                                                    ____                ____

Land                                              $  69,259          $  69,259
Buildings                                         1,136,963          1,136,963
Furniture and equipment                           2,614,274          2,048,006
Motor vehicles                                      178,478            174,302
Leasehold improvements                            1,462,260          1,224,624
                                                  _________          _________
                                                  5,461,234          4,653,154
Less accumulated depreciation and amortization    3,340,043          2,853,266
                                                  _________          _________
Property and equipment, net                     $ 2,121,191        $ 1,799,888
                                                ===========        ===========

Total depreciation expense was $502,705, $580,933 and $314,394 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS:

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

     Customer relationships, acquired as a part of the assets acquired in the membership interest purchase of Pivotal Research Centers, LLC, are used to acquire new studies on an ongoing basis. Since there is no true "consumption" of the relationship that can be defined, the asset is being amortized, using the straight-line method, over an estimated useful life of twenty years. Amortization expense of intangible assets, which amounted to $120,000, $120,000 and $120,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, is included in administrative expenses in the accompanying consolidated statement of operations. The following is a summary of expected amortization expense of intangible assets for the succeeding fiscal years and thereafter as of June 30, 2007: Year Ending June 30, Amount

                                    2008                 $120,000
                                    2009                  120,000
                                    2010                  120,000
                                    2011                  120,000
                                    2012                  120,000
                                    Thereafter          1,420,000
                                                        _________
                                                       $2,020,000

Goodwill:

     SFAS No. 142, "Goodwill and Other Intangible Assets", requires, among other things, that companies not amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 required that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

     The Company's goodwill of $969,099 relating to the treatment services reporting unit of the Company and $2,539,477 related to the research study services reporting unit of the Company were evaluated under SFAS No. 142 as of June 30, 2007. As a result of the evaluation, the Company determined that no impairment exists. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS No. 142.

     On April 30, 2004, the Company acquired Phoenix-based Pivotal Research Centers, LLC, ("Pivotal") significantly expanding the Company's clinical research capabilities and geographic presence. As part of the acquisition, one of the former owners and CEO signed a three-year employment and non-compete agreements.

     Pivotal, at the time of the acquisition, performed all phases of clinical research for Phase I-IV drugs under development through two dedicated research sites. When acquired, Pivotal had approximately 22 enrolling studies and an additional 31 ongoing studies with approximately 75-80 percent of Pivotal's research activity in central nervous system (CNS) research.


                                                                         F-18

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS: (CONTINUED)

     The Company paid $1.5 million in cash and $500,000 in PHC, Inc. Class A Common Stock based on the closing market price of $1.17. The value of the Class A Common Stock was determined in accordance with EITF 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." Additionally, the Company agreed to three performance-based promissory notes (Notes A, B and C) which were staged during the next five years based on future profitability and secured by all the assets of Pivotal as well as by PHC, Inc.'s ownership interest in Pivotal.

     Promissory Note A is a secured note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2005. Note A was subject to adjustment in the first and second years of the note based on adjusted EBITDA as defined in the agreement. Quarterly payments are then made based on the adjusted value of the promissory notes. The first adjustment of $169,832 was made on February 1, 2005. The Company recorded the value of Note A of $1,169,832 as additional purchase price during fiscal 2005. The second adjustment of ($39,746) was made on April 1, 2006. As of June 30, 2007, $441,109 is due under Note A.

     Promissory Note B is a secured note with a face value of $500,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2007. This note was recorded in December 2006 as EBITDA targets defined in the agreement were met. An earn-out of $343,934 was recorded on February 1, 2007 as stipulated in the agreement. Eight quarterly payments are due on this note with a maturity date of December 31, 2008. As of June 30, 2007, the principal balance due on this note is $729,801.

     Promissory Note C is a secured note with a face value of $1,000,000, a maturity date of March 31, 2009 and annual payments commencing on March 31, 2005. Note payment amounts will be determined based on the adjusted EBITDA as defined in the agreement of the non-Pivotal Research business for each payment period beginning at the effective date of the agreement and ending on December 31, 2004 and each year thereafter multiplied by .35. In addition, this promissory note provides for the issuance of up to $200,000 in PHC, Inc. Class A Common Stock, should the total of the five note payments be less than the $1,000,000 face value of the note. The value of the $200,000 stock minimum value less imputed interest at 6% was recorded at the time of acquisition.

     Since all but $200,000 of these promissory notes is contingent on future earnings, only $200,000, less imputed interest, was recorded as of June 30, 2004 as stipulated in SFAS No. 141. As of June 30, 2007, the balance on Note C is $180,112.

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

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE D - OTHER ASSETS

     Included in other assets as of June 30, 2007 is the Company's investment in Seven Hills LLC of $400,000. This LLC holds the assets of the Seven Hills Hospital currently being built and expected to be complete in the early part of calendar year 2008. Also included is the escrow deposit of $1,362,000 the Company has made toward the leasehold improvements for the anticipated leasing arrangement upon completion of the constructiuon of the building.

     The following  table lists amounts  included in other assets:

                                                         As of June 30
                                                       2007         2006
         Description

        Construction in progress ($1,362,000 in
         escrow for improvements)                   $1,719,623    $     --
        Licensure fees                                 701,220     158,271
        Investment in unconsolidated subsidiary        400,000          --
        Deferred Expense                               319,842     153,507
        Deposits                                       314,671     250,153
        Excess of cost over book value                  10,000      10,000
                                                     __________   ________
                            Total                   $3,465,356    $571,931


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt is summarized as follows:

                                                           As of June 30,
                                                          2007          2006
                                                          ____          ____
Pivotal acquisition note (Note A) due in sixteen
   quarterly principal installments, plus interest
   at 6% per annum, beginning January 2005.
   Current quarterly payments are $73,518 plus
   accumulated interest at 6% per annum.  No further
   adjustment to Note A are required.                   $ 441,109     $728,218
Pivotal acquisition note (Note B) due in eight
   quarterly principal installments, plus intrest at
   6% per annum beginning January 2007.  Current
   quarterly payments are $121,633 plus
   accumulated interset at 6% per annum.  No further
   adjustments to Note B are required.                    729,801           --
Pivotal acquisition  note (Note  B) due in eight
   quarterly principal installments, plus interest
   at 6% per annum,  beginning  January  2007.
   Current quarterly  payments are $121,633 plus
   accumulated interest at 6% per annum.                  729,801           --
Note payable (Note C) in conjunction with the
  earn out of the Pivotal Research Centers, LLC
  acquisition. Minimum payment amount $200,000
  in common stock due March 2009 with interest
  imputed at 6%.                                          180,112      169,648
Term mortgage note payable with monthly principal
  installments of $50,000 beginning July 1, 2007
  increasing to $62,500 July 1, 2009 until the
  loan terminates.  The note bears interest at
  prime (8.25% at June 30, 2007) plus 0.75% and
  is collateralized by all of the assets of the
  Company and its material subsidiaries except
  Pivotal Research Centers, Inc.  At June 30,
  2007 the Company had $2,710,857 available
  credit on the term loan.                                289,143       732,500
9% mortgage note due in monthly installments of
  $4,850 including interest through July 1, 2012,
  when the remaining principal balance is payable,
  collarteralized by a first mortgage on the PHC,
  Inc. of Virginia, Inc. Mount Regis Center
  facility.                                               269,986      302,273

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Notes payable and long-term debt is summarized as follows:

                                                           As of June 30,
                                                          2007          2006
                                                          ____          ____

Note payable due in monthly  installments  of $578
  including  interest at 5.9% through May 2010.           18,058         23,746
Note payable due in monthly  installments  of $555
  including  interest at 3.9% through March 2010.         17,327         23,180
Note payable due in monthly  installments  of $775
  including  interest at 3.9% through October 2008.       12,061         20,698
Unamortized debt discount in connection with the
  Term loan                                                   --        (69,660)
Insurance installment notes renewed annually               8,090          8,956
                                                       _________    __________

                                    Total              1,965,687      1,939,559
Less current maturities                                1,134,300        918,013

Long-term portion                                      $ 831,387    $ 1,021,546
                                                       =========    ===========

Maturities of notes payable and long-term debt are as follows as of June 30, 2007:

                           Year Ending
                           June 30,            Amount
                          ___________          ______
                           2008              $ 1,134,300
                           2009                  624,870
                           2010                   52,817
                           2011                   46,244
                           2012                   50,582
                           Thereafter             56,874
                                             ____________
                                              $1,965,687

     In October 2004, the Company refinanced its revolving credit note under which a maximum of $3,500,000 may be outstanding at any time. The outstanding balance on this note was $1,518,742 and $1,603,368 at June 30, 2007 and 2006, respectively. This agreement was amended on June 13, 2007 to modify the terms of the agreement. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (8.25% at June 30, 2007) plus 0.25%, but not less than 4.75%. The average rate paid during the fiscal year ended June 30, 2007 was 14.28% which icluded the amoritzation of deferred financing costs related to the initial financing. The amended term of the agreement is for two years, renewable for two additional one year terms. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company's subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC. The Company paid $32,500 in commitment fees and issued a warrant to purchse 250,000 shares of Class A common stock at $3.09 expiring on June 13, 2027.

     As of June 30, 2008, the Company was in compliance with all of its financial covenants under the revolving line of credit note. These covenants were modified with the refinancing of the debt in June 2007 to include only a debt converage ratio of 1:1 and a decreased minumum EBITDA.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     As of June 30, 2007, the Company was in compliance with all of its financial covenants under the revolving line of credit note. These covenants were modified with the refinancing of the debt in June 2007 to include only a debt coverage ratio of 1:1 and a decreased minimum EBITDA.

NOTE F - CAPITAL LEASE OBLIGATION

     At June 30, 2007, the Company was obligated under various capital leases for equipment providing for aggregate monthly payments of approximately $14,765 and terms expiring from June 2008 through June 2011.

     The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

                                                     June 30,
                                               2007           2006
                                               ____           ____

         Equipment and software   s          $  784,114    $ 287,099

         Less accumulated amortization         (225,055)    (168,869)
                                             ___________   __________
                                             $  559,059    $ 118,230
                                             ===========   ==========

     Amortization expense for the years labeled June 30, 2007 and 2006 over $56,186 and $73,423, respectively.

     Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2007:

           Year Ending June 30,
           2008                                         $246,475
           2009                                          195,777
           2010                                           58,483
           2011                                           17,786
                                                        ________
           Future minimum lease payments                 518,521
           Less amount representing interest              85,957
                                                        ________
           Total future principle payments               432,564
           Less current portion                          205,858
                                                        ________
           Long-term obligations under capital leases   $226,706
                                                        ========

NOTE G - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                           June 30
                                                       2007             2006
                                                       ____             ____

                Accrued professional fees          $  896,874      $  249,260
                Accrued operating expenses            630,898         522,063
                Income tax payable                    175,000         255,096
                                                     ________        ________

                                           Total   $1,702,772      $1,026,419
                                                   ===========     ===========

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE H - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                      Years Ended June 30,
                                                      2007           2006
                                                      ____           ____
   Deferred tax asset:
     Allowance for doubtful accounts                $1,430,000     $1,179,000
     Depreciation                                      332,000        261,000
     Difference between book and tax bases of
      intangible assets                                  7,000          8,000
     Operating loss carryforward                       585,000      1,837,000
                                                    __________     __________
     Gross deferred tax asset                        2,354,000      3,285,000
                                                    __________     __________
     Less:
       Valuation allowance                                  --       (175,000)
                                                    __________     __________
       Deferred tax asset                            2,354,000      3,110,000
                                                     __________     __________
       Current portion                               2,015,000      2,841,000
                                                    __________     __________
       Long-term portion                               339,000        269,000
                                                    ==========     ==========

       Deferred tax liability:
         Difference between book and tax bases of
          intangible assets                           (432,000)      (325,000)
                                                    __________     __________
        Net deferred tax liability                  $ ( 93,000)    $ ( 56,000)
                                                    ==========     ==========

     The components of the income tax provision (benefit) for the years ended June 30, 2007, 2006 and 2005 are as follows:

                                           2007         2006            2005
                                           ____         ____            ____
     Current
      Federal                          $   68,000      $ 78,399       $     --
      State                               216,000       250,211        230,571
                                        _________      ________        _______
                                          284,000       328,610        230,571
                                        _________      ________        _______
     Deferred
      Federal                             811,000    (1,467,302)      (235,595)
      State                                52,000      (171,411)       (68,399)
                                        _________      ________        _______
                                          863,000    (1,638,713)      (303,994)
                                        _________      ________        _______

      Income tax provision (benefit)   $1,147,000   ($1,310,103)     $ (73,423)
                                       ==========   ============      ==========

                                                                           F-23

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

     NOTE H - INCOME TAXES (CONTINUED)

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2007, 2006 and 2005 is as follows:

                                                     2007     2006      2005
                                                     ____     ____      ____

   Income tax provision at federal statutory rate    34.0%    34.0%    34.0%
   Increase (decrease) in tax resulting from:
     State tax provision, net of federal benefit     10.4%     4.7%     4.5%
     Non-deductible expenses                          2.6%     1.7%     1.0%
     Other, net                                         --       --     1.5%
     Valuation allowance                             (6.5%)   (88.3%) (43.0%)
                                                     ______   _______ _______
   Effective income tax rate                          40.5%   (47.9%)  (2.0%)
                                                    =======   ======  ======

     At June 30, 2007, the Company had a federal net operating loss carryforward amounting to approximately $1,181,000. The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Federal carryforward expires beginning in 2011 through 2024. The Company's state net operating loss carryforwards of $4,209,841 have expired. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset except as described above, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance changed by ($175,000), ($2,416,200) and ($2,076,994) for the years ended June 30, 2007, 2006 and 2005, respectively.

     In the past, the Company had provided a significant valuation allowance against its deferred tax asset based on the projections for the next fiscal year. During the fiscal year ended June 30, 2006, the Company recognized 100% of the tax benefit associated with the federal loss carry forwards based on the Company's future projections.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

     The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2014. Rent expense for the years ended June 30, 2007, 2006 and 2005 was approximately $2,026,000, $1,695,000 and $1,484,000, respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2007 are as follows:

                          Year Ending
                            June 30,             Amount

                          2008                 $ 2,087,819
                          2009                   2,071,512
                          2010                   1,763,949
                          2011                     721,268
                          2012                     304,084
                          Thereafter               260,510
                                              _____________
                                               $ 7,209,142

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     In addition to the above leases, on June 24, 2006, the Company entered into a lease agreement to lease the Seven Hills Hospital property, a 60-bed psychiatric hospital located in Las Vegas, Nevada, with initial rent payments of approximately $70,000 per month beginning upon completion of the building estimated to be in the quarter ending March 31, 2008. In addition to the 10-year lease on the property, the Company has also purchased approximately 15% membership interest in the entity that owns the property.

Contingent Notes Payable:

     In conjunction with the acquisition of Pivotal Research Centers,  LLC (Note
C), the Company signed three notes, A, B and C, respectively, with face amounts of $1,000,000, $500,000 and $1,000,000. The ultimate amount payable under these notes are based on the future earnings of the acquired entity. Since all but $200,000 was contingent on future earnings, only $200,000 less imputed interest was recorded as a liability as of June 30, 2004 as stipulated in SFAS No. 141. As of June 30, 2007 $180,112 has been recorded on Note C. In December 2004 the first earn-out period ended and resulted in the recording of $1,209,832, (including $40,000 in interest), as a liability on Note A. On April 1, 2006 the second earn-out adjustment was made on Note A. This adjustment resulted in the net reduction of the liability of $39,746 as earn-out targets were not met for the calendar year ended December 31, 2005. Note B was recorded in December 2006 at its face value of $500,000 as earnings targets were met for the calendar year ended December 31, 2006. The total amount recorded on February 1, 2007 as earn-out under this Note B was $343,934. The earn-outs are recorded as a change in the purchase price and affect goodwill. (See Note C for discussion of the terms of these notes.)

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

Other:

     On December 20, 2004, Harbor Oaks Hospital experienced a loss due to a flood at the facility. The physical damage was repaired quickly and the claim for the damage paid. The Company subsequently filed a claim for lost business income as allowed by the insurance policy. During the fourth quarter of fiscal 2007 this claim was settled for $325,000, which is included in the consolidated statements of income as other income, net of legal fees of $25,000.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE J - STOCK HOLDERS' EQUITY AND STOCK PLANS

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

     All of the outstanding shares of Class A common stock are fully paid and nonassessable.

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

                                                                           F-26

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE J - STOCK HOLDERS' EQUITY AND STOCK PLANS (CONTINUED)

Private Placement

     On December 19, 2006, the Company entered into an agreement pursuant to which the Company sold $2,000,000 in unregistered Class A Common Stock to a single investor to provide the equity component for the build-out of the Company's Las Vegas hospital project, Seven Hills Behavioral Institute.

     The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which was the average selling price per share over the 20 trading days prior to the sale, minus 4%. In addition to providing a certificate evidencing the 961,539 unregistered shares within three business days from the close of the transaction, the Company is also obligated to file a Registration Statement with the Securities and Exchange Commission within 90 days of the close of the transaction to register the shares issued, to put forth its best efforts to cause the Registration Statement to be brought effective within 120 days of the close of the transaction and to maintain the Registration Statement's current status for a period of two years from the date of the close of the transaction. The Registration Statement was declared effective on April 2, 2007.

Stock Plans

     The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors' stock option plan, and three expired plans, the 1993 Employee and Directors Stock Option plan, the 1995 Non-employee Directors' stock option plan and the 1995 Employee Stock Purchase Plan.

     The stock option plan, dated December 2003 and expiring in December 2013, provides for the issuance of a maximum of 1,300,000 shares of Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options. As of June 30, 2007, 744,687 options were granted under this plan.

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan"), which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period to encourage stock ownership by all eligible employees. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan. On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan which expired on October 18, 2005. A maximum of 500,000 shares may be issued under the January 2006 plan. As of June 30, 2007, 10,855 shares have been issued under this plan. The new plan is identical to the old plan and expires on January 31, 2016. As of June 30, 2007, a total of 157,034 shares of Class A Common Stock have been issued under the 1995 plan. Thirteen employees are participating in the current offering period under the new plan, which began on February 1, 2007 and will end on January 31, 2008. There are 489,145 shares available for issue under the January 2006 plan.


                                                                           F-27

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE J - STOCK HOLDERS' EQUITY AND STOCK PLANS (CONTINUED)

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2007, options for 145,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors' stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. As of June 30, 2007, a total of 160,000 options were issued under the new plan. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval.

     Under the above plans, at June 30, 2007, 1,234,458 shares were available for future grant or purchase.

     The Company had the following activity in its stock option plans for fiscal 2007, 2006 and 2005:

                                                           Weighted-
                                               Number      Average   Remaining   Aggregate
                                                 of        Exercise  Contractual Intrinsic
                                               Shares      Price       Term       Value

Outstanding balance - June 30, 2004             945,000     $0.64
Granted                                         320,000     $1.30
Exercised                                     (104,750)     $0.33
Expired                                        (22,000)     $0.76
                                              __________    _____
Outstanding balance - June 30, 2005           1,138,250     $0.85
Granted                                         408,750     $2.42
Exercised                                      (277,750)    $0.39
Expired                                         (35,000)    $1.84
                                              __________    _____
Outstanding balance - June 30, 2006           1,234,250     $1.45
Granted                                         177,500     $2.64
Exercised                                      (241,687)    $0.74
Expired                                         (74,063)    $1.94
                                              __________    _____
Outstanding balance - June 30, 2007           1,096,000     $1.76      3.56      $1,413,840
                                              =========     =====      ====      ===========
    Exercisable at June 30, 2007                791,626     $1.46      3.04      $1,258,685
                                              =========     =====      ====      ===========

     Of the options granted during the fiscal year ended June 30, 2007, 39,688 were vested and the remaining options will vest over the next three to five years. The fair value of the options vested was $1.50 per option.

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

     In February 2007, 10,855 shares of common stock were issued under the employee stock purchase plan. The Company recorded as share based compensation expenses of $3,582.

     During the fiscal year ended June 30, 2007, 241,687 options were exercised resulting in $145,376 in proceeds. Included in the above balance, 40,000 options were exercised using a cashless exercise feature resulting in the issuance of 29,940 common shares.
                                                                           F-29

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE J - STOCK HOLDERS' EQUITY AND STOCK PLANS (CONTINUED)

     The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2007, 2006 and 2005 was $1.54, $1.17 and $2.33,
respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $522,921, $517,917 and $188,243,
respectively.

     As  of  June  30,  2007  and  2006,   there  were  $323,313  and  $357,459,
respectively, in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the next four years.

     In addition to the outstanding options under the Company's stock plans, the Company has the following warrants outstanding at June 30, 2007:

   Date of                                            Number of        Exercise     Expiration
  Issuance           Description                        Shares           Price          Date
  ________           ___________                      _________        ________      _________

04/01/2003     Warrants issued for consulting
                services $3,185 charged
                to professional fees.               10,000 shares  $1.00 per share   April 2008
09/22/2003     Warrants issued for consulting
                services $6,261 charged
               to professional fees                 20,000 shares  $ .90 per share   Sept 2008
06/13/2007     Warrants issued in conjunction with
                long-term debt transaction, $456,880
                recorded as deferred financing
                costs.                             250,000 shares  $3.09 per share   June 2017

     Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and accounted for in a manner consistent with the underlying reason the warrants were issued. Charges to operations in connection with warrants were $1,880 in fiscal 2007. There were no charges to operations in connection with warrants in fiscal 2006 or 2005. All of these warrants were fully vested at the grant date.

       The Company had the following warrant activity during fiscal 2007:


                     Outstanding balance - June 30, 2006            708,453
                     Warrants issued                                250,000
                     Exercised                                      675,953
                     Expired                                          2,500
                                                                    _______
                     Outstanding balance - June 30, 2007            280,000
                                                                    =======

     During fiscal 2007, the Company issued warrants to purchase 250,000 shares of Class A common stock to the Company's lender as part of the refinancing of its term loan. The relative fair value of the warrant of $456,880 was recorded as deferred financing costs and will be amortized as non-cash interest expense over the period of the loan of two years.

     During the fiscal year ended June 30, 2006, the Company acquired 17,360 shares of Class A common stock for $36,613 from a former employee.

     During the fiscal year ended June 30, 2007, 675,953 warrants were exercised resulting in $336,123 in proceeds. Included in the above total are 356,750 warrants exercised using a cashless exercise feature resulting in the issuance of 223,886 common shares.
                                                                           F-30

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE K - BUSINESS SEGMENT INFORMATION

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

                          Behavioral
                            Health
                           Treatment   Pharmaceutical  Contract  Administrative
                           Services    Study Services  Services    Services     Eliminations     Total
   For the year ended
     June 30, 2007
Revenues-external
   customers              $36,022,529   $4,564,314   $4,540,634   $       --   $        --    $45,127,477
Revenues - intersegment       182,700           --       79,390    3,696,000    (3,958,090)            --
Segment net income          4,425,346    (232,604)    1,111,787   (3,622,246)           --      1,682,283
(loss)
Total assets               10,624,784    6,792,439      807,361    9,065,157            --     27,289,741
Capital expenditures          522,790       48,402       15,964      368,303            --        955,459
Depreciation &
   amortization               391,960      156,536      106,427       52,328            --        707,251
Goodwill                      969,099    2,539,477           --           --            --      3,508,576
Interest expense              395,445      172,804        4,236       76,681            --        649,166
Income tax expense
(benefit)                     845,156        3,100      368,441      (69,697)           --      1,147,000

   For the year ended
     June 30, 2006
Revenues-external
   customers              $27,861,701   $5,799,815   $4,351,576   $       --   $        --   $38,013,092

Revenues - intersegment        38,750           --       88,875    3,264,000    (3,391,625)           --
Segment net income          3,172,699      972,973    1,636,408   (1,736,598)           --     4,045,482
(loss)
Total assets               10,399,918    5,584,753      844,784    4,886,532            --    21,984,987
Capital expenditures          603,152       51,628      144,636       65,291            --       864,707
Depreciation &
   amortization               436,488      170,167       62,220       61,139            --       730,014
Goodwill                      969,099    1,695,544           --           --            --     2,664,643
Interest expense              485,589       67,528        5,048       48,728            --       606,893
Income tax expense
(benefit)                     210,231        3,840       34,860   (1,559,034)           --    (1,310,103)

   For the year ended
     June 30, 2005
Revenues-external
   customers              $26,087,088   $4,509,338   $3,466,832   $       --   $        --   $34,063,258

Revenues - intersegment         5,940           --       62,707    2,724,000    (2,792,647)             --
Segment net income          4,543,372      180,820    1,243,514   (2,811,806)           --      3,155,900
(loss)
Total assets                9,333,260    5,596,917      669,229    2,296,242            --     17,895,648
Capital expenditures          365,644       18,336       38,057       61,425            --        483,462
Depreciation &
   amortization               233,734      144,010        7,899      139,295            --        524,938
Goodwill                      969,099    1,679,110           --           --            --      2,648,209
Interest expense              469,384       65,651           --      119,836            --        654,871
Income tax expense
   (benefit)                  105,400           --       25,800    (204,623)            --       (73,423)

                                                                           F-31

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE K - BUSINESS SEGMENT INFORMATION (CONTINUED)

     All revenues from contract services provided for the treatment services segment and treatment services provided to other facilities included in the treatment services segment are elimated in the consolidation and shown on the table above under the heading "Revenues Intersegment".

     The Company has one customer in its Behavioral Health Treatment Services segment whose revenues approximate 26% of its total external revenues for the segment or $9,500,000 for the yaear ended June 30, 2007. For the years ended June 30, 2006 and 2005, the total revenues for this payor were 27% and 17% or $7,661,431 and $4,440,274 respectively.

NOTE L - QUARTERLY INFORMATION (Unaudited)

     The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2007 and 2006.

                                 1st Quarter   2nd Quarter  3rd Quarter    4th Quarter
                                 ___________   ___________  __________     ___________
     2007
     Revenue                     $10,062,206   $9,952,360   $12,318,043   $12,794,868
     Income from operations          553,974      604,994       638,155     1,212,781
     Net income available to
       common shareholders           283,283      261,088       315,779       822,133

     Earnings per share:
        Basic                    $      0.02   $     0.01   $      0.02   $      0.04
        Diluted                  $      0.01   $     0.01   $      0.02   $      0.04

     2006
     Revenue                     $8,944,826    $8,702,513   $9,953,959    $10,411,794
     Income from operations         601,404       549,060    1,112,980        920,982
     Net income available to
        common shareholders         384,207       346,782      950,549      2,363,944

     Earnings per share:
        Basic                    $     0.02    $     0.02   $     0.05    $      0.13
        Diluted                  $     0.02    $     0.02   $     0.05    $      0.12

NOTE M - SUBSEQUENT EVENT

     In September 2006, the Board approved the acquisition of up to $2,000,000 in treasury stock without further communication. In August, 2007, the Company purchased 150,000 shares of Class A common stock at a total price of $394,515 which included $4,515 in broker fees.

                                                                           F-32

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended June 30, 2006, the Company changed independent registered public accounting firms from BDO Seidman, LLP, to Eisner, LLP. This change was not made as a result of any disagreements between the accountants and the management of the Company. See the Company's reports on form 8-K and 8-K/A filed with the Securities and Exchange Commission on March 10, 2006 and March 23, 2006, respectively.

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

     At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures to meet the criteria referred to above. During the preparation of the financial statements to be included in the 2007 Form 10-K, a material weakness in internal control over financial reporting was identified relating to timely reconciliation of certain balance sheet items, primarily cash, accrued expenses and other accouts receivable, resulting from staffing turnover in the accounting area. As a result, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were ineffective due to the identified material weakness.

     Upon identification of the material weakness the Audit Committee was advised of the issues encountered and key decisions reached by management relating to the remediation efforts. Under the direction of its Chief Executive Officer and Chief Financial Officer, PHC developed a comprehensive plan to remediate the material weakness. The Audit Committee reviewed, advised and concurred with the plan of remediation.

     Although this material weakness over financial controls existed at year end, PHC believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, PHC's financial condition as of June 30, 2007 and 2006, and results of its operations and cash flows for the years ended June 30, 2007, 2006 and 2005, in conformity with U. S. generally accepted accounting principles (GAAP).

     The Company anticipates that this remediation action will represent ongoing improvement measures and, although the Company has taken steps to remediate the material weakness additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that will be performed after the first quarter close at September 30, 2007.

Change in Internal Controls

     During the quarter ended March 31, 2007, the Company became aware of a loss from a theft of funds by an individual at one of our facilities that had the responsibility for payroll processing. The Company investigated further and identified approximately $41,000 in misdirected funds. Corrections have been made to the employee accounts affected by this theft. An insurance claim has been filed and paid in the amount of $25,000. The Company has put systems in place with additional review to prevent recurrence of the problem.

     Except as noted above, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company as of the date of the Company's Annual Report on Form 10-K are as follows:

      Name                    Age                 Position
      ____                    ___                 _________
Bruce A. Shear                52   Director, President and Chief Executive
                                    Officer
Robert H. Boswell             59   Senior Vice President
Paula C. Wurts                58   Treasurer, Chief Financial Officer and Clerk
Donald E. Robar (1)(2)(3)     70   Director
Howard W. Phillips            77   Director
William F. Grieco (1)(2)(3)   53   Director
David E. Dangerfield (1)(3)   66   Director

(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of the Nominating/Governance Committee.

     Directors may be nominated by the Board of Directors or by stockholders in accordance with the Company's Amended and Restated Articles of Incorporation and Bylaws. All of the directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. The primary duties of the various committees of the Board are shown below. The board appoints officers of the Company for undefined terms. There are no family relationships among any of the directors or officers of the Company.

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

     PAULA C. WURTS has served as the Chief Financial Officer and Controller of the Company since 1989, as Assistant Clerk from January 1996 until February 2006, when she became Clerk, as Assistant Treasurer from 1993 until April 2000 when she became Treasurer. Ms. Wurts served as the Company's Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate's degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from

Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received a Master's Degree in Accounting from Western New England College in 1996.

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

     DAVID E. DANGERFIELD has served as a Director of the Company since December 2001. Mr. Dangerfield formerly served as the Chief Executive Officer for Valley Mental Health in Salt Lake City, Utah. Since 1974, Mr. Dangerfield has been a partner for Professional Training Associates (PTA). In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services. David Dangerfield serves as a Board member of the Mental Health Risk Retention Group and Utah Alliance for the Mentally Ill, an advocacy organization of family and friends of the mentally ill, which are privately held corporations, and the Utah Hospital Association, which is a trade organization in Utah. Mr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.

Meetings of the Board of Directors

     During fiscal 2007, the Board of Directors held a total of four meetings and took action by written consent seven times. Each director attended all of the meetings of the Board and committees of the Board on which such director served.

Audit Committee

     The Board of Directors has appointed an audit committee to assist the Board in the oversight of the financial reports, internal controls, accounting policies and procedures. The primary responsibilities of the Audit Committee are as follows:

o Hire, evaluate and, when appropriate, replace the Company's independent registered public accounting firm, whose duty it is to audit the books and accounts of the Company and its subsidiaries for the fiscal year in which it is appointed.
o    Approve all audit fees in advance of work performed.
o Approve any accounting firm and fees to be charged for taxes or any other non-audit accounting fees.
o Review internal controls over financial reporting with the independent accountant and a designated accounting staff member.
o    Review with  managementh and the registered  public  accounting firm:
     o The independent accountant's audit of and report on the financial statements. 72

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

     During fiscal 2007 the Audit Committee consisted of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco. As required by the SEC, all members of the audit committee are "independent" as such term is defined pursuant to applicable SEC rules and regulations and as required under AMEX listing standard
Section 121. Dr. Dangerfield serves as the chairman and is the audit committee financial expert. The Company reviewed Dr. Dangerfield's extensive experience managing the budget and operations for large Behavioral Healthcare organizations and determined that this industry experience qualifies him to act as the financial expert in accordance with SEC requirements. The Audit Committee met four times during fiscal 2007. All of the committee members attended the meetings.

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

Compensation Committee

     The Board of Directors has appointed the members of the Compensation Committee to review and approve officer's compensation, formulate bonuses for management and administer the Company's equity compensation plans. The Compensation Committee is a chartered committee made up of independent members of the Board of Directors. During fiscal 2007 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco. The Compensation Committee met once during fiscal 2007. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

     Based on the review of the filings and written representations from the Company's directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year have been filed on a timely basis.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

     The Board of Directors, the Compensation Committee and senior management share responsibility for establishing, implementing and continually monitoring our executive compensation program, with the Board making the final determination with respect to executive compensation. The goal of our executive compensation program is to provide a competitive total compensation package to our executive management team through a combination of base salary, quarterly cash incentive bonuses, long-term equity incentive compensation in the form of stock options and benefits programs. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and one of our other most highly-compensated executive officers as determined in accordance with applicable SEC rules, which are collectively referred to in this report as the Named Executive Officers.

Objectives of our Executive Compensation Program

     Our executive compensation program is designed to achieve the following objectives:

o to attract and retain talented and experienced executives necessary to achieve our strategic objectives in the highly competitive industry in which we compete;
o to motivate and reward executives whose knowledge, skills and performance are critical to our success;
o to align the interest of our executives and stockholders by motivating executives to increase stockholder value by increasing our Company's long-term profitability;
o to provide a competitive compensation package in which a significant portion of total compensation is determined by Company and individual results and the creation of stockholder value; and,
o to foster a shared commitment among executives by coordinating their Company and individual goals.

Role of the Compensation Committee

     Our Compensation Committee oversees all aspects of executive compensation. The committee plays a critical role in establishing our compensation philosophy and in setting and amending elements of the compensation package offered to our named executive officers.

     The members of our Compensation Committee during fiscal 2007 were Donald Robar and William Grieco. Each current member of our Compensation Committee is an independent, non-employee director. During fiscal 2007, the Compensation Committee met one time.

     On an annual basis, or in the case of promotion or hiring of an executive officer, the Compensation Committee reviews and makes recommendations to the Board of Directors regarding the compensation package to be provided to our named executive officers. On an annual basis, the Compensation Committee undertakes a review of the base salary and bonus targets of each of our named executive officers and evaluates their respective compensation based on the committee's overall evaluation of their performance toward the achievement of our financial, strategic and other goals, with consideration given to each executive officer's length of service and to comparative executive compensation data. Based on its review, from time to time the Compensation Committee has increased the salary and/or potential bonus amounts for our executive officers.

                          COMPENSATION COMMITTEE REPORT

     The compensation committee report below is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not incorporated by reference in any of our filings under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.

     The Compensation Committee comprised solely of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with management. Based on this review and discussions, the committee recommended to the Board of Directors, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in the Company's annual report on Form 10-K.

Compensation Committee
Donald E. Robar
William F. Grieco

Elements of Executive Compensation

     Compensation for our named executive officers generally consists of the following elements:

o    base salary;
o    cash bonuses;
o    stock-based awards;
o    health, dental and life insurance and disability and retirement plans; and
o    severance and change-in-control arrangements.

     The Company does not have a policy or target for allocating compensation between long-term and short-term compensation. Instead the Compensation Committee determines subjectively what it believes to be the appropriate level and mix of various compensation components. The Compensation Committee's objective in allocating between annual and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for out Company and its stockholders.

Base Salary

     Salary for our executives is generally set by reviewing compensation levels for comparable positions in the market and the historical compensation levels of our executives. Salaries may then be adjusted from time to time, based upon market changes, actual corporate and individual performance and changes in responsibilities.

Bonuses

     Bonuses are based on actual corporate and individual performances compared to targeted performance criteria and various subjective performance criteria. Targeted financial performance for the Company is set annually by the compensation committee for each fiscal quarter. In considering bonuses the Compensation Committee does not rely on a formula that assigns a pre-determined value to each of the criteria, but instead evaluates each executive officer's contribution in light of all relevant criteria. Individual performance targets are used less frequently but may include completion of specific projects. There were no individual performance targets specified in the prior or current fiscal years meetings of the compensation committee.

Stock Based Awards

     Compensation for executive officers also includes the long-term incentives afforded by stock options and other equity-based awards. Our stock option program is designed to align the long-term interests of our employees and our stockholders and assist in the retention of executives. The size of stock-based awards is generally intended to reflect the executive's position and the executive's expected contributions. Although some awards may be provided as part of the hiring agreement of new executives, in general these stock-based awards follow the same benchmarks as the executive bonus element of the named executive's compensation. Options are generally granted with installment-vesting over a period of three years.

     Because of the direct relationship between the value of an option and the market price of our common stock, the compensation committee believes that stock options are an effective method of motivating the named executive officers to manage our Company in a manner that is consistent with the interests of our Company and our Stockholders.

     In addition the named executives are also eligible to participate in the Company's Employee Stock purchase plan as long as all other criteria of the plan are met.

Insurance and Other Employee Benefits

     We maintain insurance benefits for all employees that include health, dental and life insurance. The company bears one hundred percent of the cost of these benefits for the named executives. In addition the company provides a company vehicle or an auto allowance, additional supplemental life insurance and other supplemental taxable fringe benefits for the named executive officers. In addition, the company provides a disability pool for the named executives based on the number of years of service. The number of days of pay under the disability plan increases incrementally until it reaches a maximum accrual of 730 days. This disability pool has no cash value and is not payable upon termination of employment. The Company also provides an Executive Retirement plan, which allows for the use of the accrued disability plan bank to be distributed as an annuity over a four year period at the named executive's retirement providing the minimum term of employment of twenty years of service has been met. For the fiscal year ended June 30, 2007, no accrual has been made for this retirement plan as each of the named executives have waived their right to the retirement plan based on the Company's financial position at the time that the plan was approved.

Severance and Change-in-Control Arrangement

     The company has not entered into any severance agreements with any of the named executive officers; however, compensation for the named executive officers does include change-in-control arrangements. These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly situated officers and in a manner we believe is likely to attract and retain high quality executive talent. The plan calls for the named executive officers, in the event of a change in control, to receive payment of their average annual salary for the past five years times a multiplier based on their number of years of service in the position at the effective date as shown below.

                  Name and position                             Multiplier

                  Bruce A. Shear, Chief Executive Officer          2.99
                  Robert H. Boswell, Senior Vice President         2.00
                  Paula C. Wurts, Chief Financial Officer          2.00


Changes in Executive Compensation for Fiscal 2007

     In September 2006, the Compensation Committee met to discuss the compensation of the named executive officers. The meeting resulted in a proposal to the Board of Directors to increase the base salary of the named executive officers and change the net earnings targets for the named executive officers to earn cash and stock based compensation for each quarter of fiscal 2007. The Board of Directors accepted the proposals of the Committee and salary increases were affected and bonus and stock-based compensation targets were set. The named executive officers met the bonus and stock-based compensation targets in the fourth fiscal quarter of 2007.

Accounting for Executive Compensation

     We account for equity based compensation paid to our employees under the rules of Statement of Financial Accounting Standards No. 123R (SFAS 123R), which requires us to measure and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Employment agreements

     The Company has not entered into any employment agreements with its executive officers. The Company owns and is the beneficiary on a $1,000,000 key man life insurance policy on the life of Bruce A. Shear.

     Three executive officers of the Company received compensation in the 2007 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2007, 2006 and 2005:

                                                Summary Compensation Table
    Name and
    Principal                                                         Option       All Other
    Position                 Year    Salary     Bonus       Awards  Compensation     Total
                                       ($)       ($)          ($)        ($)          ($)

            (a)              (b)       (c)        (d)         (f)        (i)         (j)

Bruce A. Shear               2007    $420,957    $40,000    $38,013    $21,833(1)   $520,803
  President and Chief        2006    $393,515    $70,000   $124,800    $27,458(2)   $615,773
  Executive Officer          2005    $383,965    $45,000    $37,050    $62,498(3)   $528,513

Robert H. Boswell            2007    $196,538    $20,000    $11,778    $14,901(4)   $243,217
  Senior Vice President      2006    $176,878    $40,000    $33,488    $14,701(5)   $265,067
                             2005    $164,590    $10,000    $15,750    $29,016(6)   $219,356

Paula C. Wurts               2007    $170,231    $20,000    $11,481    $76,563(7)   $278,275
   Chief Financial Officer,  2006    $152,878    $35,000    $32,300    $15,029(8)   $235,207
   Treasurer and Clerk       2005    $140,586    $10,000    $15,750    $35,009(9)   $201,345

     * The named executive officers did not forfeit any stock options during any of the fiscal years presented. For information regarding the assumptions used to value these stock options, see "Note A THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Stock-based compensation" in the financial statements included in this report.

(1) This amount represents $9,019 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $9,152 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear and $3,662 personal use of a Company car held by Mr. Shear.

(2) This amount represents $8,910 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $13,648 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $864 in club membership dues paid by the Company for the benefit of Mr. Shear, and $4,036 personal use of a Company car held by Mr. Shear.

(3) This amount represents $7,789 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Shear, $7,541 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $2,805 in club membership dues paid by the Company for the benefit of Mr. Shear, $4,027 personal use of a Company car held by Mr. Shear and $40,336 based on the intrinsic value of the repricing of options held by Mr. Shear.

(4) This amount represents a $6,000 automobile allowance, $8,001 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell and $900 in benefit derived from the purchase of shares through the employee stock purchase plan

(5) This amount represents a $6,000 automobile allowance, $8,172 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell and $529 in benefit derived from the purchase of shares through the employee stock purchase plan.

(6) This amount represents a $6,000 automobile allowance, $6,656 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Mr. Boswell, $1,020 in benefit derived from the purchase of shares through the employee stock purchase plan, and $15,340 based on the intrinsic value of the repricing of options held by Mr. Boswell.

(7) This amount represents a $4,800 automobile allowance, $9,505 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $218 in benefit derived from the purchase of shares through the employee stock purchase plan and $62,040 realized on the exercise of options.

(8) This amount represents a $4,800 automobile allowance, $10,053 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts and $176 in benefit derived from the purchase of shares through the employee stock purchase plan.

(9) This amount represents a $4,800 automobile allowance, $8,392 contributed by the Company to the Company's Executive Employee Benefit Plan on behalf of Ms. Wurts, $340 in benefit derived from the purchase of shares through the employee stock purchase plan and $21,477 based on the intrinsic value of the repricing of options held by Ms. Wurts.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive $10,000 stipend per year and $2,500 for each Board meeting they attend. The Audit Committee Chairperson receives an annual stipend of $5,000, members of the audit committee receive an annual stipend of $3,000 and compensation committee and nominating/governance committee receive an annual stipend of $2,000. In addition, Directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). The following table presents Director compensation for the fiscal year ended June 30, 2007.

                              DIRECTOR COMPENSATION
                     Fees Earned
                      or Paid       Option        All Other
  Name              in Cash        Awards       Compensation   Total
                        ($)             ($)           ($)         ($)
     (a)                (b)             (d)           (g)         (h)

  Donald Robar          $27,000       $22,525        $    --       $42,696
  William Grieco        $27,000       $22,525        %    --       $42,696
  David Dangerfield     $27,000       $22,525        %    --       $42,696
  Howard W. Phillips*   $    --       $16,550        $50,586       $67,136

* Mr. Phillips is an employee of the Company, serving as a Public Relations Specialist. Other than his salary as an employee he receives no additional compensation as a director.

     As of June 30, 2007 each member of the Board of Directors had the following options outstanding: Donald Robar, 117,500 (87,500 vested); William Grieco, 117,500 (87,500 vested); David Dangerfield, 50,000 (20,000 vested); and, Howard Phillips, 117,500 (87,500 vested).

Compensation Committee Interlocks and Insider Participation

     During fiscal 2007 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco, neither of which was an officer or employee of the Company during the 2007 fiscal year. Mr. Robar served as the Company's Treasurer from February 1996 until April 2000. During the 2007 fiscal year, none of our executive officers served on our Compensation Committee (or equivalent), or board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

OPTION PLANS

Stock Plan

     The Board of Directors adopted the Company's first stock option plan on August 26, 1993. This stock option plan has expired, however, options to purchase 195,000 shares remain outstanding under the plan. On September 22, 2003 the Board of Directors adopted the Company's current stock option plan and the stockholders of the Company approved the plan on December 31, 2003. The Stock Plan provides for the issuance of a maximum of 1,300,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

     During the fiscal year ended June 30, 2007, the Company issued additional options to purchase 177,500 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $2.06 to $3.35. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

Employee Stock Purchase Plan

     On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the "Plan"), which became effective February 1, 1996. The price per share was to be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan. On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan, which expired on October 18, 2005. The new plan is identical to the old plan and expires on January 31, 2016.

     A total of 157,034 shares of Class A Common Stock were issued under the 1995 plan before it's expiration and 10,855 shares have been issued under the 2005 plan. Thirteen employees are participating in the current offering period under the new plan, which began on February 1, 2007 and will end on January 31, 2008.

Non-Employee Director Stock Plan

     The non-employee directors' stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2007, options for 145,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors' stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval. As of June 30, 2007, 160,000 options have been issued under the plan.

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

Options Exercised

     During the fiscal year ended June 30, 2007, a total of 241,687 options were exercised under the plans, of which 41,000 options were exercised at prices ranging from $0.22 to $0.45, 152,000 options were exercised at prices ranging from $0.55 to $0.81, 42,000 options were exercised at prices ranging from $1.03 to $1.48 and 6,687 options were exercised at prices ranging from $2.01 to 2.53.

     The following table provides information about options granted to the named executive officers during fiscal 2007 under the Company's Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

                                        GRANTS OF PLAN-BASED AWARDS

                                 All Other Option    Exercise or   Grant Date
                                 Awards Number of    Base Price   Fair Value of
  Name            Grant Date       Securities        of Option     Stock and
                                  Underlying           Awards       Option
                                    Options         ($/Share)*      Awards
______            __________     _________________  ____________   ___________
                                       (#)
  (a)               (b)                (j)              (k)           (l)

Bruce A. Shear     10/31/2006        15,000             $2.06         $16,350

Robert H. Boswell  10/31/2006         7,500             $2.06         $ 8,175

Paula C. Wurts     10/31/2006         7,500             $2.06         $ 8,175


     These options were issued under the Executive bonus plan based on the Company's performance in fiscal 2006. The Company utilized the Black-Scholes valuation model for estimating the Grant Date Value with no adjustments for non-transferability or risk of forfeiture. The assumptions used are as follows:

       Risk free interest rate                  4.60%
       Expected dividend yield                   0.0%
       Expected lives                              5
       Expected volatility                      48.0%

     The following table provides information about options outstanding, held by the named executive officers at the end of fiscal 2007.

                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                  Number of       Number of
                  Securities      Securities
                  Underlying      Underlying       Option
                  Unexercised     Unexercised     Exercise        Option
                   Options         Options          Price     Expiration Date
  Name            Exerciseable    Unexerciseable
                  ____________    ______________

 (a)                   (b)             (c)            (e)           (f)

Bruce A. Shear       40,000                --      $0.75         09/30/2007
                     15,000                --      $0.69         01/06/2008
                     15,000                --      $1.37         11/04/2009
                     15,000                --      $1.21         11/04/2009
                     15,000                --      $2.38         06/16/2010
                      7,500             7,500      $2.68         09/20/2010
                     37,500            37,500      $2.68         09/20/2010
                     11,250             3,750      $2.20         05/22/2011
                      3,750            11,250      $2.06         10/31/2011
Robert H. Boswell    25,000                --      $0.75         09/30/2007
                     25,000                --      $1.41         12/21/2009
                     10,000            10,000      $2.73         09/22/2010
                        625               625      $1.95         02/16/2011
                      5,625             1,875      $2.20         05/22/2011
                      1,875             5,625      $2.06         10/31/2011
Paula C. Wurts       25,000                --      $0.75         09/30/2007
                     25,000                --      $1.41         12/21/2009
                     10,000            10,000      $2.73         09/22/2010
                      5,625             1,875      $2.20         05/22/2011
                      1,875             5,625      $2.06         10/31/2011

     On June 30, 2005, the Company accelerated the vesting on the 326,250 of outstanding unvested options held by employees. This resulted in a non-cash charge to compensation of $9,875 and $27,025 in the fiscal years ended June 30, 2006 and 2005, respectively. No charge was made for these repriced options in the fiscal year ended June 30, 2007.

                       OPTIONS EXERCISED AND STOCK VESTED

     The following table provides information about options exercised, held by the named executive officers during the fiscal year ended June 30, 2007.

                                             Option Awards
            Name                      Number of        Value
                                        Shares         Realized
                                      Acquired           On
                                      on Exercise     Exercise
                                         (#)             ($)

           (a)                          (b)             (c)

       Bruce A. Shear                  20,000        $ 51,000

       Robert H. Boswell               25,000          59,625

       Paula C. Wurts                  25,000          69,250

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of shares of the Company's Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of August 15, 2007 by each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group. Shares of common stock subject to stock options vesting on or before October 14, 2007 (within 60 days of August 15, 2007) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:

Beneficial Owners 5% (Non affiliate)
                                                       Amount and
                                                       Nature of
                      Name and Address                Beneficial     Percent of
Title of Class        of Beneficial Owner              Owner (11)       Class
______________        ___________________             ___________    __________

Class A Common Stock   Marathon Capital Mgmt, LLC        1,498,865        7.7%
                       P. O. Box 771
                       Hunt Valley, MD  21030

                       Camden Partners Capital           1,657,177        8.5%
                       Management LLC
                       500 East Pratt Street,
                       Suite 1200
                       Baltimore, MD 21202

                       Boston Partners Asset             1,508,370        7.8%
                       Management, LLC
                       28 State Street, 20th Floor
                       Boston, MA 02109

Beneficial Ownership of Named Executives and Directors
                                                       Amount and
                                                       Nature of
                      Name and Address                Beneficial     Percent of
Title of Class        of Beneficial Owner              Owner (11)       Class
______________        ___________________             ___________    __________

Class A Common Stock   Bruce A. Shear                    687,495(1)       3.5%
                       Robert H. Boswell                 243,186(2)       1.2%
                       Paula C. Wurts                    189,622(3)       1.0%
                       Howard W. Phillips                188,750(4)       1.0%
                       Donald E. Robar                   135,232(5)         *
                       William F. Grieco                 150,750(6)         *
                       David E. Dangerfield               25,000(7)         *
                       All  Directors and
                         Officers as                   1,649,975(8)        8.3%
                       a Group (7 persons)
Class B Common
  Stock (9)            Bruce A. Shear                    721,259(10)      93.0%

                       All Directors and
                         Officers as                     721,259          93.0%
                         a Group (7 persons)
  *    Less than 1%

1. Includes 152,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.69 to $2.68 per share.
2. Includes 64,375 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $.75 to $2.73 per share.
3. Includes 63,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.75 to $2.73 per share.
4. Includes 55,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.74 to $3.18 per share.
5. Includes 90,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $3.18 per share.
6. Includes 90,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.18 per share.
7. Includes 25,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $
     1.48 to $3.18 per share.
8. Includes an aggregate of 541,625 shares of Class A Common Stock issuable pursuant to currently exercisable stock options. Of those options, 20,000 have an exercise price of $3.18, 20,000 have an exercise price of $2.73 per share, 45,000 have an exercise price of $2.68 per share, 15,000 have an exercise price of $2.38 per share, 7,500 have an exercise price of $2.20, 40,000 have an exercise price of $2.11 per share, 11,500 have an exercise price of $2.06 per share, 625 have an exercise price of $1.95 per share, 40,000 have an exercise price of $1.48 per share, 50,000 have an exercise price of $1.41 per share, 15,000 have an exercise price of $1.37 per share, 30,000 have an exercise price of $1.33 per share, 15,000 have an exercise price of $1.21, 4,000 have an exercise price of $1.03 per share, 4,000 have an exercise price of $.81 per share, 120,000 have an exercise price of $.75 per share, 30,000 have an exercise price of $.74 per share, 15,000 have an exercise price of $.69 per share, 35,000 have an exercise price of $.55 per share, 20,000 have an exercise price of $.35 per share and 4,000 have an exercise price of $.22 per share.
9. Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer or at any time at the option of the holder.
10. Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear's brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother's stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.
11. "Amount and Nature of Beneficial Ownership". Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company's Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company's Board of Directors).

     By virtue of the fact that Mr. Shear owns 93% of the class B shares and the class B shareholders have the right to elect all of the directors except the two directors elected by the class A shareholders, Mr. Shear has the right to elect the majority of the members of the board of directors and may be deemed to be in control of the Company.

     Based on the number of shares listed under the column headed "Amount and
       Nature of Beneficial Ownership," the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 2007:

             Bruce A. Shear ........................................18.31%
             All Directors and Officers as a Group
             (7 persons)............................................22.04%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS as of JUNE 30, 2007
                              (a)              (b)                 c)

                                                              Number of
                                                              securities
                             Number of                        remaining
                             securities      Weighted-        availabl for
                             to be           average          future issuance
                             issued upon     exercise         under equity
                             exercise of     price of         compensation
                             outstanding     outstanding      plans excluding
                             options,        options,         securities
                             warrants and    warrants         reflected in
  PLAN                       rights          and rights       column (a))
                             ____________    ___________      _______________

   1993 Option plan            195,000         $0.70                   --
   2003 Option plan            675,000         $2.03              555,313
   2006 Employee stock
     Purchase plan                  --         $0.00              489,145
   1995 Director plan           76,000         $0.85                   --
   2005 Director plan          150,000         $2.41              190,000
                               _______         _____              _______
   Total Shares and
     Options authorized      1,096,000         $1.76            1,234,458
                             =========         =====            =========

All equity compensation plans were approved by the security holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     For the periods presented in this Annual Report on Form 10-K to date, the Company has had no related party transactions. Before entering into any contract or agreement involving a related party the Board of Directors reviews and approves the transaction. In the event one of the related parties is a member of the Board of Directors, that member of the Board recuses himself from participation in the discussion or approval of the transaction.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to PHC, Inc.'s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K.

     1)   Consolidated Financial Statements:                        Page Number

     o    Reports of Independent Registered Public Accounting Firms   F-2 - F-3

     o    Consolidated balance sheets                                 F-4

     o    Consolidated statements of income                           F-5

     o    Consolidated statements of changes in stockholders' equity  F-6

     o    Consolidated statements of cash flows                       F-7 - F-8

     o    Notes to consolidated financial statements                  F-9 - F-32

2)   Financial   Statement   Schedules:   All  schedules  are  included  in  the
     Consolidated financial statements and footnotes thereto.

3) The following exhibits are filed as part of or furnished with this Form 10-K as applicable:

(b) Exhibits

Exhibit No.        Description

3.1 Restated Articles of Organization of the Registrant, as amended. (Filed as exhibit 3.1 to the Company's Registration Statement on March 2, 1994).
3.2 By-laws of the Registrant, as amended. (Filed as exhibit 3.2 to the Company's Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form SB-2 under the Securities Act of 1933 dated November 13, 1995.)
4.1 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.17 to the Company's quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).
4.2 Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.19 to the Company's report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).
4.3 Form of Subscription Agreement and Warrant. (Filed as exhibit 4.20 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
*4.4 Warrant  Agreement  issued to  CapitalSource  Finance,  LLC to purchase
     250,000 Class A Common shares dated June 13, 2007.
10.1 Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.1 to Form SB-2 dated March 2, 1994).
10.2 Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to Form 10-KSB on September 28, 1994).
10.3 Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.2 to the Company's Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).
10.4 Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.4 to the Company's report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)
10.5 Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.5 to the Company's report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916). Exhibit No. Description

Exhibit No.        Description

10.6 The Company's 1993 Stock Purchase and Option Plan, as amended December 2002. (Filed as exhibit 10.23 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.7 The Company's 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (Filed as exhibit 10.24 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.8 The Company's 1995 Employee Stock Purchase Plan, as amended December 2002. (Filed as exhibit 10.25 to the Company's report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.9 Membership Purchase Agreement between PHC, Inc. and Pivotal Research Centers, LLC and its Sellers Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci dated April 30, 2004. (Filed as exhibit 10.27 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.10 Pledge Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit
     10.28 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.11 Security Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit 10.29 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.12 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note A). (Filed as exhibit 10.30 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.13 Secured Promissory Note dated April 30, 2004 in the amount of $500,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note B). (Filed as exhibit 10.31 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.14 Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note C). (Filed as exhibit 10.32 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.15 Kirby Employment and Non-Compete Agreement. (Filed as exhibit 10.33 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.16 Colombo Employment and Non-Compete Agreement. (Filed as exhibit 10.34 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.17 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.35 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.18 First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.36 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).
10.19 Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. (Filed as exhibit 10.38 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).

Exhibit No.          Description

10.20 Term Loan Note, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada,
     Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $1,400,000. (Filed as exhibit 10.39 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.21 Revolving Note dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada,
     Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $3,500,000. (Filed as exhibit 10.40 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).
10.22 One of two (2) Revolving Credit Notes in the amount of $1,500,000 issued to replace the $3,500,000 note signed in favor of CapitalSource Finance, LLC dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point - Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC. (Filed as exhibit 10.47 to the Company's report on Form 10-QSB dated May 13, 2005. Commission file number 0-22916).
10.23 One of two (2) Revolving Credit Notes in the amount of $2,000,000 issued to replace the $3,500,000 note signed in favor of CapitalSource Finance, LLC dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point - Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC. (Filed as exhibit 10.48 to the Company's report on Form 10-QSB dated May 13, 2005. Commission file number 0-22916).
10.24 Agreement to purchase licensed software by and between PHC, Inc., and Medical Information Technology, Inc., dated March 31, 2006. (Filed as exhibit 10.49 to the Company's report on Form 10-QSB dated May 22, 2006. Commission file number 0-22916).
10.25 Master lease agreement by and between PHC, Inc., and Banc of America Leasing & Capital, LLC, dated April 20, 2006, effective April 1, 2006, in the amount of $662,431. (Filed as exhibit 10.50 to the Company's report on Form 10-QSB dated May 22, 2006. Commission file number 0-22916).
10.26 First Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC., adjusting the covenants for census and EBITDAM.
10.27 Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. , extending the term of the agreement through October 19, 2008.
*10.28 Amendment to Revolving Credit,  Term Loan and Security  Agreement,  dated
     October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc., Severn Hills Hospital, Inc. and CapitalSource Finance, LLC. modifying the agreement to increase the amount available under the term loan, extend the agreement through June 13, 2010, reduce the interest rates on the notes and adjusting the covenants under the agreement.
14.1 Code of Ethics
*21.1 List of  Subsidiaries.
*23.1 Consent of Eisner, LLP, an independent registered public accounting firm. *23.2 Consent of BDO Seidman, LLP, an independent registered public accounting firm.

Exhibit No.        Description

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


                                              PHC, INC.

Date:    September 28, 2007                   By:   /S/ BRUCE A. SHEAR
                                                        __________________
                                                    Bruce A. Shear, President
                                                    and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE               TITLE(S)                         DATE


/s/ BRUCE A. SHEAR              President, Chief            September 28, 2007
___________________             Executive Officer and
    Bruce A. Shear              Director  (principal
                                executive officer)


/s/ PAULA C. WURTS             Chief Financial Officer,     September 28, 2007
___________________            Treasurer and Clerk
    Paula C. Wurts             (principal  financial
                               and accounting officer)


/s/ DONALD E. ROBAR             Director                    September 28, 2007
___________________
    Donald E. Robar



/s/ HOWARD PHILLIPS            Director                     September 28, 2007
___________________
    Howard Phillips



 /s/ WILLIAM F. GRIECO         Director                     September 28, 2007
___________________
     William F. Grieco


/S/ DAVID E. DANGERFIELD       Director                     September 28, 2007
___________________
    David E. Dangerfield