Form 10-K/A
period 2007-06-30
PHC INC /MA/
filed 2007-10-05
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                __ __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ___  Accelerated Filer ___    Non-Accelerated Filer X
                                                                           ___

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

Table of Contents

                     Index                                              Page

Explanatory Note                                                          3
10-K Table of Contents                                                    4
PART II
Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters                                    5
Item 6.   Selected Financial Data                                         7
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9
Item 8.   Financial Statements and Supplementary Data                     22
            Index to financial statements                                 F-1
PART III
Item 10.  Directors, Executive Officers and Corporate Governance          54
Item 11.  Executive Compensation                                          57
PART IV
Item 15.  Exhibits and Financial Statement Schedules                      66
List of   Exhibits included in this report on form 10-K/A                 66
Signatures                                                                67

Explanatory Note

     This amendment to the Company's report on Form 10-K, filed with the Commission on September 28, 2007, is being filed to correct information in the original filing as follows:

     Table of Contents

     The original table of contents is being corrected to show the correct page numbers for the report on Form 10-K as originally filed.

      PART II

     Item 5, Market for Registrant's Common Equity and related Stockholder Matters, is being amended to correct the date of the referenced 8-K filing from December 20, 2007 to December 20, 2006 and to include the market performance graph as required in the annual report to shareholders.

     Item  6,   Selected   Financial   Data,  is  being  amended  to  correct  a
typographical error in the amount shown as Administrative Expenses for 2006 from $13,727 to $13,728.

     Item 7, Management's Discussion and analysis of Financial Condition and Results of Operations:

     Results of Operations, Statements of Operations Data table to correct the 2007 percentages of Income before income taxes, Benefit from (provision for) income taxes, and Net Income; to correct the amount of total patient care and administrative expenses and related percentages; and, to change the footnote reference from Note I to Note K - Segment Information.

     Year ended June 30, 2007 compared to June 30, 2006 to correct comparisons of patient care expenses to more accurately reflect the accounts included; to correct the patient care and administive expense comparisons to reflect the reallocation of these expenses in the Income Statement; and, to change the footnote reference from Note I to Note K - Segment Information.

     Liquidity and Capital Resources is being amended to correct the amount shown as capital expenditures and net debt repayments to reflect the correct amounts as shown in the Statement of Cash flows; to correct the name of the LLC the Company invested in, to Seven Hills Psych Center, LLC; to correct the filing date of the referenced 8-K filing from December 20, 2007 to December 20, 2006; to include the average interest rate paid on our revolving credit line of credit and additional information regarding the refinancing of our long term debt in June 2007 and to correct the precentage of revenue derived from a single client from 15% to 10%.

     Item 8, Financial Statements and Supplementary Data, is being amended to correct the page numbers of the financial reports from F-27 through F-31; to correct a typographical error on the balance sheet under the heading Other receivables 2007 which was filed as $93,697 but should be $91,697; to reclassify amounts on the income statement under the heading Patient care expenses 2007 to Administrative Expenses 2007; to correct the name of the LLC the Company invested in, to Seven Hills Psych Center, LLC: to eliminate information duplicated in NOTE E which includes the information on the Pivotal acquisition note (Note B) at $729,801 and the information regarding the Company's compliance with its financial covenants and to correct the segment net income allocation for the year ended June 30, 2007 and the total assets from $21,984,987 to $21,715,987 for the year ended June 30, 2006 in Note K.

     PART III

     Item 10, Directors, Executive Officers, Promoters and Control Persons, is being amended to correct the number of meetings of the Compensation Committee held during 2007 to include telephonic meetings.

     Item  11,  Executive   Compensation,   is  being  amended  to  correct  the
compensation to directors previously reported incorrectly.

     PART IV

     Item 15, Exhibits and Financial Statement Schedules, is being amended to correct the final page number of the Notes to the consolidated financial statements.

     This Form 10-K/A does not amend, update or change any other items or any other disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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
                                                               HIGH      LOW
                                                               ____      ___
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

     Our right to issue convertible preferred stock may adversely affect the rights of the common stock. Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock. During the twelve month period ended June 30, 2007, the Company did not issue any preferred stock; however, it did issue 961,539 shares of unregistered Class A common stock in a private placement with the requirement to register the common stock which was done in February 2007. (See the Company's report on form 8-K filed with the Securities and Exchange Commission on December 20, 2006 for additional details regarding this transaction).

STOCK PERFORMANCE GRAPH

     The following table depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Composite-US Index and the Nasdaq Health Services Index (which includes both U.S. and foreign companies), an index published by the University of Chicago's Center for Research in Security Prices. The table assumes the investment of $100 on June 30, 2002.

          Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                                    PHC, Inc.

             Prepared by the Center for Research in Security Prices
               Produced on 09/27/2007 including data to 06/29/2007

Company Index:        CUSIP         Ticker      Class         Sic      Exchange

                     69331510        PHC          A           8082       AMEX

                          Fiscal Year-end is 06/30/2007

Market Index:  Nasdaq Stock Market (US Companies)

     Peer Index:            Nasdaq              Health Services Stocks
                             SIC                8000-8099 US & Foreign


         Date         Company Index        Market Index            Peer Index

      06/28/2002         100.000               100.000                 100.000
      07/31/2002          83.544                90.869                  90.624
      08/30/2002          96.203                89.904                  88.230
      09/30/2002          94.937                80.235                  87.980
      10/31/2002          94.937                91.195                  89.481
      11/29/2002          87.342               101.362                  89.865
      12/31/2002         103.797                91.534                  85.991
      01/31/2003         101.266                90.545                  88.801
      02/28/2003         100.000                91.817                  82.374
      03/31/2003         117.722                92.081                  85.353
      04/30/2003         106.329               100.450                  87.320
      05/30/2003          94.937               109.270                  98.341
      06/30/2003          97.468               111.023                 105.272
      07/31/2003         106.329               118.673                 112.688
      08/29/2003         102.532               123.849                 114.804
      09/30/2003         108.861               122.239                 118.153
      10/31/2003         111.392               132.080                 125.005
      11/28/2003         156.962               134.038                 131.553
      12/31/2003         175.949               136.863                 131.497
      01/30/2004         193.671               140.920                 141.880
      02/27/2004         158.228               138.268                 146.977
      03/31/2004         170.886               135.913                 146.220
      04/30/2004         145.570               131.409                 150.293
      05/28/2004         130.380               135.773                 150.496
      06/30/2004         140.506               139.945                 156.311
      07/30/2004         146.835               129.263                 142.018
      08/31/2004         132.911               126.099                 136.695
      09/30/2004         153.165               129.860                 138.118
      10/29/2004         172.152               135.125                 141.260
      11/30/2004         192.405               143.451                 156.938
      12/31/2004         182.278               148.944                 165.721
      01/31/2005         206.329               141.194                 162.956
      02/28/2005         232.911               140.391                 170.209
      03/31/2005         254.430               136.821                 180.643
      04/29/2005         253.165               131.844                 181.097
      05/31/2005         251.899               142.037                 186.528
      06/30/2005         320.253               141.461                 197.526
      07/29/2005         367.089               150.488                 202.057
      08/31/2005         306.329               148.101                 206.869
      09/30/2005         360.759               148.219                 209.084
      10/31/2005         322.785               146.315                 212.473
      11/30/2005         302.532               154.296                 230.843
      12/30/2005         263.291               152.110                 227.863
      01/31/2006         278.481               158.826                 242.328
      02/28/2006         272.152               157.247                 235.339
      03/31/2006         291.139               161.346                 238.946
      04/28/2006         275.949               160.077                 229.412
      05/31/2006         278.481               150.420                 227.725
      06/30/2006         278.481               150.417                 226.575
      07/31/2006         298.734               144.682                 227.431
      08/31/2006         265.823               151.106                 229.161
      09/29/2006         272.152               156.308                 219.257
      10/31/2006         259.494               163.962                 209.430
      11/30/2006         282.278               168.248                 216.406
      12/29/2006         402.532               167.115                 227.554
      01/31/2007         392.405               170.371                 230.059
      02/28/2007         474.684               166.886                 233.926
      03/30/2007         411.392               167.357                 239.310
      04/30/2007         398.734               174.615                 251.628
      05/31/2007         417.722               179.974                 267.219
      06/29/2007         386.076               179.305                 265.692

             The index level for all series was set to 100.0 on 06/28/2002

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

                                    PHC, Inc.
                             Selected Financial Data
                     As of and for the Years Ended June 30,

                                            2007          2006          2005         2004          2003
                                            ____          ____          ____         ____          ____
                                         (in thousands, except share and per share data)
    Statements of Operations Data:
Revenues                               $    45,127   $    38,013   $    34,063  $    26,649   $     23,833
Cost and Expenses:
   Patient care expenses                    21,965        16,512        14,582       12,422         11,676
   Contract expenses                         3,103         2,676         2,198        2,392          1,399
   Administrative expenses                  15,116        13,728        12,424       10,333          8,204
   Provision for doubtful accounts           1,934         1,913         1,272        1,356          1,108
   Interest expense                            649           607           655          532            542
   Other (income) expenses including
     interest income, net                     (469)         (158)         (150)        (140)          (129)
                                       ____________   ___________    __________ ____________  ____________
Total expenses                              42,298        35,278        30,981       26,895         22,801
                                       ____________   ___________    __________ ____________  ____________
Income (loss) before income taxes            2,829         2,735         3,082         (246)         1,032

Provision for (benefit from) income          1,147        (1,310)          (74)          11             54
  taxes                                 ____________   ___________    __________ ____________  ___________

Net income (loss)                            1,682         4,045         3,156         (257)           978
                                       ____________   ___________    __________ ____________   ___________
Net income (loss) applicable to
 common shareholders                   $     1,682   $     4,045   $     3,156  $      (257)   $       978
                                       ===========   ===========   ===========  ============   ===========

Basic income (loss) per common share   $      0.09   $      0.22   $      0.18  $     (0.02)   $      0.07
                                       ===========   ===========   ===========  ============    ==========
Basic weighted average number of
   shares outstanding                   19,287,665    18,213,901    17,574,678   14,731,395     13,944,047
                                        ==========   ===========    ==========  ===========     ==========
Diluted income (loss) per common
  share                                $      0.09   $      0.21   $      0.17  $    (0.02)    $      0.07
                                       ===========   ===========    ==========  ===========    ===========
Diluted weighted average number of
   shares outstanding                   19,704,697    19,105,193    18,364,076   14,731,395     14,564,078
                                        ==========    ==========   ===========  ===========     ==========

                                            2007          2006          2005         2004          2003
                                            ____          ____          ____         ____          ____

Balance Sheet Data:
Cash and cash equivalents              $     3,395   $     1,820   $       918  $       595    $       495
Working capital                              7,546         7,208         4,106          241            736

Long-term debt and obligations under
   capital leases                            2,398         2,059         2,712        2,285          3,002
Total stockholders' equity                  18,250        13,455         9,102        5,367          1,935
Total assets                                27,290        21,715        17,896       13,312          9,412


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

                Net Patient Care Revenue by Payor (in thousands)

                          For the Twelve Months Ended

                      June 30, 2007    June 30, 2006       June 30, 2005
                      _____________    _____________       _____________
                   Amount   Percent   Amount   Percent    Amount   Percent
                   ______   _______   ______   _______    ______   _______
Private Pay       $ 1,632     5%      $ 1,207     5%      $ 1,212     5%
Commercial         23,477    65%       17,572    63%       17,608    67%
Medicare*           1,379     4%          946     3%          999     4%
Medicaid            9,535    26%        8,137    29%        6,268    24%
                  _______             _______             _______
   Net Revenue    $36,023             $27,862             $26,087
                  ========            ========            ========

* includes Medicare cost report settlement revenue as noted above

    Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

     Fiscal Year Ended June 30, 2007
                        Over    Over  Over    Over    Over   Over     Over
Payor         Current    30      60    90      120     150    270      360     Total
_____         ______   ______  ____   ____   ____   ______    ____    ____    _____

Private Pay   $  102   $  119   $151   $108   $121   $   77   $178     $ 36   $  892
Commercial     1,608      974    616    197    105      100    160       96    3,856
Medicare         134       69      4     15     24       28     --      --       274
Medicaid       1,030      143     68     42     24      230     --      --     1,537
              ______   ______   ____   ____   ____   ______    ____    ____   ______
   Total      $2,874   $1,305   $839   $362   $274   $  435    $338    $132   $6,559
              ======   =======  ====   ====   ====   =======   ====    ====   ======

     Fiscal Year Ended June 30, 2006
                        Over    Over  Over    Over    Over   Over     Over
Payor         Current    30      60    90      120     150    270      360     Total
_____         ______   ______  ____   ____   ____   ______    ____    ____    ______

Private Pay   $  113   $  119   $106   $113   $ 84   $  593    $ 33    $ 23   $1,184
Commercial     1,499      595    364    284    229      836     126      92    4,025
Medicare         133       38      6     17     18       73      --      --      285
Medicaid         971      152     69     32     34      243      --      --    1,501
              ______   ______   ____   ____   ____   ______    ____    ____   ______
   Total      $2,716   $  904   $545   $446   $365   $1,745    $159    $115   $6,995
              ======   ======   ====   ====   ====  =======    ====    ====   =======

     Fiscal Year Ended June 30, 2005
                        Over    Over  Over    Over    Over   Over     Over
Payor         Current    30      60    90      120     150    270      360     Total
_____         ______   ______  ____   ____   ____   ______    ____    ____   _____

Private Pay   $  247   $   139  $ 98   $ 64   $ 75   $  154    $127    $ 32   $  936
Commercial     1,708       645   389    239    216      379     208      26    3,810
Medicare         121        16     7     --     --        1      --      --      145
Medicaid         556       277    94     74     96      342      --      --    1,439
              ______   ______   ____   ____   ____   ______    ____    ____   ______
   Total      $2,632    $1,077  $588   $377   $387   $  876    $335    $ 58   $6,330
              ======    ======  ====   ====   ====   ======    ====    ====   ======

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

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The Company makes significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company's business plans for the acquired businesses in determining the value ascribed to the assets acquired. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and
(ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

Investment in Seven Hills

     Included in other assets as of June 30, 2007 is the Company's investment in Seven Hills Psych Center, LLC of $400,000. This LLC holds the assets of the Seven Hospital currently being built and expected to be complete in the early part of calendar year 2008. Also included is the escrow deposit of $1,362,000 the Company has made toward the leasehold improvements for the anticipated leasing arrangement upon completion of the construction of the building.

Results of Operations

     During the fiscal year ended June 30, 2007 the Company experienced a significant decrease in the revenues in the research division due to delays in study starts. This change in the research division is not evident in the table below because of large increases in the Company's core business. The decrease in the research division results are outlined below and detailed in Note K to the financial statements accompanying this report under the heading "Pharmaceutical Study Services".

     The following table illustrates our consolidated results of operations for the years ended June 30, 2007, 2006 and 2005 (in thousands):

                                        2007                2006              2005
                                        ____                ____              ____
Statements of Operations Data:                   (in thousands)
                                   Amount     %       Amount      %     Amount     %
Revenue                           $45,127   100.0%   $38,013   100.0%   $34,063  100.0%
                                  _______   ______   _______   ______   _______  ______
Costs and expenses:
   Patient care expenses           21,921    48.6%    16,512    43.5%    14,582   42.8%
   Contract expenses                3,103     6.9%     2,676     7.0%     2,198    6.5%
   Administrative expenses         15,161    33.6%    13,727    36.1%    12,424   36.5%
   Provision for bad debts          1,933     4.3%     1,913     5.0%     1,272    3.7%
   Interest expense                   649     1.4%       607     1.6%       655    1.9%

   Other (income)expenses, net      (469)    -1.0%      (158)   -0.4%     (150)   -0.4%
                                  _______   ______   _______   ______   _______  ______
Total expenses                     42,298    93.7%    35,278    92.8%    30,981   91.0%
                                  _______   ______   _______   ______   _______  ______
Income before income taxes          2,829     6.3%     2,735     7.2%     3,082    9.0%
Benefit from (provision for)
  income taxes                     (1,147)   -2.5%     1,310     3.4%        74    0.2%
                                  _______   ______   _______   ______   _______  ______
Net income                        $ 1,682     3.8%   $ 4,045    10.6%    $3,156    9.3%
                                  =======     ====    =======   =====    =======  =====

Year ended June 30, 2007 as compared to year ended June 30, 2006

     The Company's income from its operations decreased 5.48% to $3,009,904 for the fiscal year ended June 30, 2007 from $3,184,426 for the fiscal year ended June 30, 2006. Net income, decreased 58.4% to $1,682,283 for the fiscal year ended June 30, 2007 from $4,045,482 for the fiscal year ended June 30, 2006. This decrease is the result of $1,147,000 in provision for tax expense recorded in fiscal 2007 as compared to $1,310,103 in net income tax benefit recorded in fiscal 2006. Income before taxes increased 3.43% to $2,829,283 for the fiscal year ended June 30, 2007 from $2,735,379 for the fiscal year ended June 30, 2006. This increase was primarily due to the two new contracts added during the year that are projected to increase gross revenues by $10,000,000 annually, once fully implemented, and increased patient census . This increase is significant since it includes start-up costs of these contracts of approximately $100,000 and uncapitalizable costs of the Meditech software implementation in progress and the construction in progress of the Seven Hills Hospital. We also experienced a down-turn in the pharmaceutical revenue as it is dependent on unpredictable study starts and largely volatile as shown in "Note K - Segment Information" in the accompanying financial statements for the period ended June 30, 2007, 2006 and 2005.

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

     Patient care expenses, excluding research, increased by $5,468,817, or 38.3%, to $19,738,357 for the year ended June 30, 2007 from $14,269,540 for the year ended June 30, 2006 due to the increase in available beds contributing to the increase in patient census at our inpatient facilities and the increased utilization of our out-patient services as a result of the new capitated rate contract. Inpatient census increased by 5,291 patient days, 10.7%, for the year ended June 30, 2007 compared to the year ended June 30, 2006. Contract expense, which includes the cost of outside service providers for our capitated contracts increased 650.6% to $1,785,697 for the year ended June 30, 2007 from $237,899 for the year ended June 30, 2006 due to the new capitated rate contract effective January 1, 2007. This contract has an expected annual gross revenue of approximately $8,000,000 and calls for the Company to provide behavioral health care for approximately 325,000 members. Payroll and service related consultant including agency nursing increased 31.6% to $14,579,031 for the year ended June 30, 2007 from $11,075,774 for the year ended June 30, 2006, Food and dietary expense increased 1.0% to $776,796 for the year ended June 30, 2007 from $769,367 for the year ended June 30, 2006, hospital supplies expense increased 30.3% to $93,204 for the year ended June 30, 2007 from $71,539 for the year ended June 30, 2006, and other patient related expenses increased to 7.5% to $101,277 for the year ended June 30, 2007 from $94,218 for the year ended June 30, 2006. All of these increases were a result of increased patient census and increased utilization of our out patient services. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and out patient visits. (see "Operating Statistics" Part I, Item 1).

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

     Total administrative expenses, excluding research, increased 13.5% to $12,722,007 for the year ended June 30, 2007 from $11,210,296 for the year ended June 30, 2006. Administrative salaries increased 20.6% to $4,232,863 for the year ended June 30, 2007 from $3,508,980 for the year ended June 30, 2006. Payroll tax expense increased 16.9% to $354,229 for the year ended June 30, 2007 from $302,932 for the year ended June 30, 2006. Employee benefits increased 16.1% to $676,464 for the year ended June 30, 2007 from $582,785 for the year ended June 30, 2006. Other employee benefits increased 93.1% to $239,555 for the year ended June 30, 2007 from $124,035 for the year ended June 30, 2006. All of these increases in payroll and employee related expenses are a result of an increase of approximately 200% in the staff at our Las Vegas out patient location to service the new capitated rate contract and greater competition for experienced health care administrative staff resulted in these increased salaries. General insurance expense increased 17.9% to $760,338 for the year ended June 30, 2007 from $644,882 for the year ended June 30, 2006 due to general increases in property and liability insurance and the addition of three additional out patient sites, two in Las Vegas and one in Arizona. Rent expense increased 28.9% to $1,440,342 for the year ended June 30, 2007 from $1,117,098 for the year ended June 30, 2006. This increase is due to the three additional clinics opened this year and normal CPI increases included in our property leases. Transfer fee expense increased 255.6% to $91,932 for the year ended June 30, 2007 from $25,856 for the year ended June 30, 2006 as a result of the initial American Stock Exchange listing fee.

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

     Cash used in investing activities in fiscal 2007 consisted of $955,459 in capital expenditures for the acquisition of property and equipment, $400,000 investment in the Seven Hills Psych Center, LLC and $1,719,623 in advances on the construction in progress for the Seven Hills Hospital compared to $710,638 in capital expenditures for property and equipment in the fiscal year ended June 30, 2006. Other than Seven Hills related investments, the increase was primarily due the purchase and implementation of the Meditech software and the upgrade of hardware to accommodate the software Company wide.

     Cash provided by financing activities in fiscal 2007 consisted of $1,246,798 in net debt repayments, $83,664 in deferred financing costs, and $64,783 in private placement costs offset by $2,501,798 received from the issuance of common stock.

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

     In order to facilitate the equity component for the build-out of the Company's Las Vegas hospital project, Seven Hills, on December 19, 2006, the Company entered into an agreement pursuant to which the Company sold $2,000,000 in unregistered Class A Common Stock to a single investor. The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which is the average selling price per share over the 20 trading days prior to the sale, minus 4%. (For additional details regarding this transaction see the Company's current report on form 8-K filed with the Securities and Exchange Commission on December 20,
2006).

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2007 are as follows (in thousands):

  YEAR                                                  OPERATING
 ENDING         TERM NOTES          CAPITAL LEASES        LEASES      TOTAL**
_______         __________          _____________       _________     _______
June 30
            Principal  Interest   Principal   Interest   Payments
  2008       $1,134     $ 25        $ 206      $ 41       $2,088      $3,494
  2009          625       20          170        25        2,072       2,912
  2010           53       16           45        14        1,764       1,892
  2011           46       12           11         6          721         796
  2012           51        8           --        --          304         363
  2013           57        3           --        --          261         321
             ______     ____        _____      ____       ______      ______
  Total      $1,966     $ 84        $ 432      $ 86       $7,210      $9,778
             ======     ====        =====      =====      =======     =======

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

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for these notes was only recorded after the required revenue targets were met. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $441,109 which represents the earn out for the Pivotal acquisition through December 31, 2005 net of payments made through June 30, 2007. Earn-out requirements have been met on the $500,000 note which resulted in the recording of this earn-out note in the amount of $923,934 which includes $80,000 in accrued interest. The above table includes the outstanding balance on this note of $729,801. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $180,112 is included in the schedule above. (See Note C to the consolidated financial statements included in this report for additional details on the Pivotal acquisition)

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company's current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $289,143 at June 30, 2007, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of class A common stock at $3.09 per share valued at $456,880. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

     The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan. As of June 30, 2007 the Company had $2,710,857 available under the term loan.

     The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of June 30, 2007 was $1,518,742. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of June 30, 2007 for the revolving credit note is not included in the above table. The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 14.28%.

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

                                          Allowance for
                Accounts Receivable     doubtful accounts     Bad Debt Expense

   June 30, 2007    $10,323,972            $3,764,585           $1,933,499
   June 30, 2006     10,096,061             3,100,586            1,912,516

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


                                                                     PAGE

Index                                                                F-1
Reports of Independent Registered Public Accounting Firms            F-2 - F-3
Consolidated balance sheets                                          F-4
Consolidated statements of income                                    F-5
Consolidated statements of changes in stockholders' equity           F-6
Consolidated statements of cash flows                                F-7 - F-8
Notes to consolidated financial statements                           F-9 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
PHC, Inc.



We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Eisner LLP


New York, New York
September 27, 2007
                                                                             F-2

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





                                                  /s/ BDO Seidman, LLP


Boston, Massachusetts
August 23, 2005
                                                                             F-3

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
                                                               June 30,
                                                           2007        2006
                                                           ____        ____
ASSETS (Note A)
 Current assets:
     Cash and cash equivalents
                                                         $3,395,173  $1,820,105
    Accounts receivable, net of allowance for doubtful
     accounts of $3,764,583 and $3,100,586  at June 30,
     2007 and 2006, respectively                          6,524,387   6,955,475
    Pharmaceutical research receivables                   1,942,268   1,470,019
    Prepaid expenses                                        688,600     490,655
    Other receivables and advances                          868,628     751,791
    Deferred tax assets                                   2,015,000   2,841,000
                                                          _________   _________

         Total current assets                            15,434,056  14,329,045
                                                          _________   _________
Accounts receivable, non-current                             35,000      40,000
Other receivables                                            91,697      53,457
Property and equipment, net                               2,121,191   1,799,888
Deferred financing costs, net of amortization of
   $150,124 and $106,422 at June 30, 2007 and 2006,
   respectively                                             613,865     117,023
Customer relationships, net of amortization of
   $380,000 and $260,000 at June 30, 2007 and 2006,
   respectively                                           2,020,000   2,140,000
Goodwill                                                  3,508,576   2,664,643
Other assets                                              3,465,356     571,931
                                                          _________   _________

      Total assets                                      $27,289,741 $21,715,987
                                                       ============ ===========
LIABILITIES
Current liabilities:
    Accounts payable                                    $ 1,261,841  $1,509,659
    Current maturities of long-term debt                  1,134,300     918,013
    Revolving credit note                                 1,518,742   1,603,368
    Deferred revenue                                        433,301     385,742
    Current portion of obligations under capital leases     205,858      57,881
    Accrued payroll, payroll taxes and benefits           1,631,693   1,619,672
    Accrued expenses and other liabilities                1,702,772   1,026,419
                                                          _________   _________
         Total current liabilities                        7,888,507   7,120,754

Long-term debt, less current maturities                     831,387   1,021,546
Obligations under capital leases                            226,706      61,912
Deferred tax liabilities                                     93,000      56,000
                                                          _________   _________
         Total liabilities                                9,039,600   8,260,212

Commitments and contingent liabilities (Notes D, G, H, I and K)

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, none
  issued or outstanding                                          --          --
Class A Common Stock, $.01 par value; 30,000,000
  shares authorized, 19,622,076 and 17,874,966
  shares issued at June 30, 2007 and 2006, respectively     196,221     178,749
Class B common stock, $.01 par value; 2,000,000 shares
  authorized, 775,760 and 775,760 issued and outstanding
  at June 30, 2007 and 2006, respectively, each
  convertible into one share of Class A Common Stock          7,758       7,758
Additional paid-in capital                               26,812,808  23,718,197
Treasury stock, 199,098 and 199,098 class A common
  shares at cost at June 30, 2007 and 2006,
  respectively                                             (191,700)   (191,700)
Accumulated deficit                                      (8,574,946)(10,257,229)
                                                          _________  ___________

         Total stockholders' equity                      18,250,141  13,455,775
                                                         __________  __________
         Total liabilities and stockholders' equity     $27,289,741 $21,715,987
                                                       =========== ===========


See accompanying notes to consolidated financial statements.                F-4

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Income

                                                          For the Years Ended June 30,
                                                  2007              2006             2005
                                                  ____              ____             ____
Revenues:
     Patient care, net                         $36,022,529       $27,861,701      $26,087,088
     Pharmaceutical study                        4,564,314         5,799,815        4,509,338
     Contract support services                   4,540,634         4,351,576        3,466,832
                                               ___________       ___________      ___________
         Total revenues                         45,127,477        38,013,092       34,063,258
                                               ___________       ___________      ___________
Operating expenses:
     Patient care expenses                      19,738,357        14,269,540       12,905,286
     Patient care expenses, pharmaceutical       2,182,357         2,242,900        1,676,749
     Cost of contract support services           3,102,551         2,676,340        2,197,518
     Provision for doubtful accounts             1,933,499         1,912,516        1,272,037
     Administrative expenses                    12,722,007        11,210,296        9,667,138
     Administrative expenses, pharmaceutical     2,438,802         2,517,074        2,757,118
                                               ___________       ___________      ___________

         Total operating expenses               42,117,573        34,828,666       30,475,846
                                               ___________       ___________      ___________

Income from operations                           3,009,904         3,184,426        3,587,412
                                               ___________       ___________      ___________
Other income (expense):
     Interest income                               159,946            68,397           73,176
     Interest expense                             (649,166)         (606,893)        (654,871)
     Other income, net                             308,599            89,449           76,760
                                               ___________       ___________      ___________

              Total other expense, net            (180,621)         (449,047)        (504,935)
                                               ___________       ___________      ___________

Income before income taxes                       2,829,283         2,735,379        3,082,477
Benefit from (provision for) income taxes       (1,147,000)        1,310,103           73,423
                                               ___________       ___________      ___________
              Net income                       $ 1,682,283       $ 4,045,482      $ 3,155,900
                                               ===========       ===========      ===========

Basic net income per common share              $      0.09       $      0.22           $ 0.18
                                               ===========       ===========      ===========
Basic weighted average number of shares
       outstanding                              19,287,665        18,213,901       17,574,678
                                               ===========        ==========      ===========
Fully diluted net income  per common
       share                                   $      0.09            $ 0.21           $ 0.17
                                               ===========        ==========      ===========
Fully diluted weighted average number of
      shares outstanding                        19,704,697        19,105,193       18,364,076
                                               ===========        ==========      ===========

See accompanying notes to consolidated financial statements.                F-5

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity

                                             Class A             Class B       Additional
                                          Common Stock        Common Stock      Paid-in
                                      Shares       Amount      Shares  Amount   Capital

Balance - June 30, 2004              16,744,848  $167,448     776,991  $7,770   $22,791,637
Costs related to private placements                                                 (30,000)
 Issuance of shares for options
    exercised                           104,750     1,048                           102,365
 Non-cash value of warrant issued
    in connection with long term
    debt                                                                            167,185
 Non-cash value of shares issued
    for employee bonuses                  9,472        95                             9,140
 Issuance of shares for warrants
 exercised                              626,768     6,267                           302,337
 Issuance of employee stock
    purchase plan shares                  4,980        50                             7,370
 Purchase of shares from former
    employee
 Value of acceleration of certain
    stock options                                                                    27,025
 Net income year ended June 30, 2005
                                     __________   ________    _______   _______   __________
Balance - June 30, 2005              17,490,818   174,908     776,991   7,770    23,377,059

Stock options issued for
compensation                                                                        116,425
Purchase of treasury shares from
   former employee
Issuance of shares for warrants
    exercised                            98,473       984                            51,466
Issuance of shares for options
    exercised                           269,827     2,698                            81,379
Common shares issued as
    compensation                          2,000        20                             5,640
Disgorgement                                                                            112
Value of acceleration of certain
   stock options                                                                      9,875
Non-cash value of warrant issued
   in connection with an
   acquisition                                                                        56,180
Conversion from Class B to Class A        1,231        12      (1,231)    (12)
Issuance of employee stock
   purchase plan shares                  12,617       127                             20,061
Net income year ended June 30, 2006
                                     __________   ________    _______   _______ ___________
Balance - June 30, 2006              17,874,966  $ 178,749    775,760   $ 7,758 $23,718,197

Costs related to private
placements                                                                        (64,783)
Fair value of options                                                              214,606
Issuance of shares for warrants
    exercised                          543,089         5,431                       330,692
Issuance of shares for options
    exercised                          231,627         2,316                       143,060
Issuance of shares in a private
    placement                          961,539         9,616                     1,990,384
Non-cash value of warrant issued
   in connection with a
   refinancing                                                                     456,880
Issuance of employee stock
   purchase plan shares                 10,855           109                        23,772
Net income year ended June 30, 2007
                                    __________   _________    _______   _______   __________
Balance - June 30, 2007             19,622,076     $ 196,221  775,760   $ 7,758 $ 26,812,808
                                     __________    ________    _______   _______   __________

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (continued)
Consolidated Statements of Changes In Stockholders' Equity
                                             Class A
                                         Treasury Stock        Accumulated
                                      Shares       Amount        Deficit      Total
                                      ______       ______      ___________    _____

Balance - June 30, 2004                168,136   (141,207)    (17,458,611)    5,367,037

Costs related to private
   placements                                                                   (30,000)
Issuance of shares for options
   exercised                                                                    103,413
Non-cash value of warrant issued
   in connection with long term
   debt                                                                         167,185
Non-cash value of shares issued
   for employee bonuses                                                           9,235
Issuance of shares for warrants
   exercised                                                                    308,604
Issuance of employee stock
   purchase plan shares                                                           7,420
Purchase of shares from former
   employee                             13,602    (13,880)                      (13,880)
Value of acceleration of certain
   stock options                                                                 27,025
Net income-year ended June 30, 2005                             3,155,900     3,155,900
                                    ____________________________________________________
Balance - June 30, 2005                181,738   (155,087)    (14,302,711)    9,101,939

Stock options issued as
  compensation                                                                  116,425
Purchase of treasury shares from
   former employee                      17,360    (36,613)                      (36,613)
Issuance of shares for warrants
    exercised                                                                    52,450
Issuance of shares for options
    exercised                                                                    84,077
Common shares issued as
    compensation                                                                  5,660
Disgorgement                                                                        112
Value of acceleration of certain
   stock options                                                                  9,875
Non-cash value of warrant issued
   in connection with an
   acquisition                                                                   56,180
Conversion from Class B to Class A
Issuance of employee stock
   purchase plan shares                                                          20,188
Net income year ended June 30, 2006                            4,045,482      4,045,482
                                     ____________________________________________________
Balance - June 30, 2006                199,098  $(191,700)  $(10,257,229)   $13,455,775

Costs related to private
placements                                                                     (64,783)
Fair value of options                                                           214,606
Issuance of shares for warrants
    exercised                                                                   336,123
Issuance of shares for options
    exercised                                                                   145,376
Issuance of shares in a private
    placement                                                                 2,000,000
Non-cash value of warrant issued
   in connection with a
   refinancing                                                                  456,880
Issuance of employee stock
   purchase plan shares                                                          23,881
Net income year ended June 30, 2007                            1,682,283      1,682,283
                                    ____________________________________________________
Balance - June 30, 2007                199,098   (191,700)    (8,574,946)    18,250,141
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
                                                          ____          ____        ____

  Supplemental disclosures of non-cash investing and
       financing activities:
     Conversion of debt into common stock             $     --     $       --    $  14,250
     Issuance of common stock in cashless exercise of
        options                                            299            186           --
     Issuance of common stock in cashless exercise
        of warrants                                      2,239            380        3,229
     Pivotal Acquisition Note A earn out adjustments
        recorded                                       843,934        (39,746)   1,169,832
     Value of warrants issued with debt recorded as
        deferred financing costs                       456,880             --      167,185
     Value of warrants issued in connection with the
        Pivotal Acquisition                                 --         56,180           --
     Obligations under capital leases                  497,014        154,069           --
     Disposal of fully depreciated equipment            15,928             --           --

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

     The Company had accounts receivable from Medicaid and Medicare of approximately $1,811,000 at June 30, 2007 and $1,786,000 at June 30, 2006.
Included in accounts receivable is approximately $450,000 and $284,000 in unbilled receivables at June 30, 2007 and 2006, respectively.

Allowance for doubtful accounts:

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

Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using straight-line methods. The estimated useful lives are as follows:

                                      Estimated
         Assets                       Useful Life
    Buildings                         39 years
    Furniture and equipment           3 through 10 years
    Motor vehicles                    5 years
    Leasehold improvements            Lesser of useful life or term of lease
                                       (2 to 10 years)

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

Fair value of financial instruments:

     The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity. The carrying value of long term debt, which have variable interest rates, approximates fair value.

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

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                 Years Ended June 30,
                                                 ____________________
                                         2007          2006          2005
                                         ____         _____          ____
    Weighted average shares
      outstanding - basic             19,287,665     18,213,901    17,574,678
    Employee stock options               397,428        510,731       530,896
    Warrants                              19,604        380,561       258,502
                                      __________     __________    __________
    Weighted average shares
      outstanding - fully diluted     19,704,697     19,105,193    18,364,076
                                     ===========     ==========    ==========

     The following table summarizes securities outstanding as of June 30, 2007, 2006 and 2005, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                                   Years Ended June 30,
                                                   ____________________
                                         2007          2006          2005
                                         ____         _____          ____

    Employee stock options               190,000        253,500        32,500
    Warrants                                  --             --       471,360
                                      __________     __________    __________
                        Total            190,000        253,500       503,860
                                     ===========     ==========    ==========

     In August 2007, the Company repurchased 150,000 shares of its Class A common stock (See Note M). If this transaction had been completed prior to year end it would not have had an impact on earnings per share.

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

                                 Year ended June 30,     Year ended June 30,
                                 ___________________      __________________
                                      2007                      2006
                                      ____                      ____

    Directors fees                   $ 47,088                $ 21,000
    Employee compensation             167,518                 105,300
                                     ________                ________
      Total                          $214,606                $126,300
                                     ========                ========
                                                                            F-14

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

                                                                           F-15

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)
                                                            Year Ended
                                                            __________
                                                             June 30,
                                                             ________
                                                               2005
                                                             _________

    Net income, as reported                                  $3,155,900
    Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                       105,681
    Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related taxes              (298,084)
                                                            ____________
     Pro forma net income (loss)                             $2,963,497
     Earnings (loss) per share:
       Basic - as reported                                   $     0.18
                                                             ==========
       Basic - pro forma                                     $     0.17
                                                             ==========
       Diluted - as reported                                 $     0.17
                                                             ==========
       Diluted - pro forma                                   $     0.16
                                                             ==========

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

                                              As of June 30,
                                              ______________
                                         2007               2006
                                         ____               ____
Land                                   $   69,259         $   69,259
Buildings                               1,136,963          1,136,963
Furniture and equipment                 2,614,274          2,048,006
Motor vehicles                            178,478            174,302
Leasehold improvements                  1,462,260          1,224,624
                                       __________         __________
                                        5,461,234          4,653,154
Less accumulated depreciation and
   amortization                         3,340,043          2,853,266
                                       __________         __________
Property and equipment, net            $2,121,191        $ 1,799,888
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

                          Year Ending
                            June 30,               Amount
                           _________            __________
                             2008                 $120,000
                             2009                  120,000
                             2010                  120,000
                             2011                  120,000
                             2012                  120,000
                             Thereafter          1,420,000
                                                ___________
                                                 $2,020,000
Goodwill:

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

                                                                           F-19

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE D - OTHER ASSETS

     Included in other assets as of June 30, 2007 is the Company's investment in Seven Hills Psych Center, LLC of $400,000. This LLC holds the assets of the Seven Hills Hospital currently being built and expected to be complete in the early part of calendar year 2008. Also included is the escrow deposit of $1,362,000 the Company has made toward the leasehold improvements for the anticipated leasing arrangement upon completion of the construction of the building.

         The following table lists amounts included in other assets:

           Description                                  As of June 30,
                                                        ______________
                                                      2007          2006
                                                      ____          ____
   Construction in progress ($1,362,000 in
     escrow for improvements)                     $1,719,623     $      --
   Licensure fees                                    701,220       158,271
   Investment in unconsolidated subsidiary           400,000            --
   Deferred Expense                                  319,842       153,507
   Deposits                                          314,671       250,153
   Excess of cost over book value                     10,000        10,000
                                                  __________     __________
             Total                                $3,465,356     $ 571,931
                                                  ==========     =========

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt is summarized as follows:

                                                           As of June 30,
                                                           ______________
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
Pivotal acquisition note (Note B) due in eight
   quarterly principal installments, plus interest at
   6% per annum beginning January 2007.  Current
   quarterly payments are $121,633 plus
   accumulated interset at 6% per annum.  No further
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


                                                                           F-20

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Notes payable and long-term debt is summarized as follows:

                                                           As of June 30,
                                                           ______________
                                                          2007          2006
                                                          ____          ____

Note payable due in monthly  installments  of $578
  including  interest at 5.9% through May 2010.           18,058         23,746
Note payable due in monthly  installments  of $555
  including  interest at 3.9% through March 2010.         17,327         23,180
Note payable due in monthly  installments  of $775
  including  interest at 3.9% through October 2008.       12,061         20,698
Unamortized debt discount in connection with the
  Term loan                                                   --        (69,660)
Insurance installment notes renewed annually               8,090          8,956
                                                       _________    __________
                                    Total              1,965,687      1,939,559
Less current maturities                                1,134,300        918,013
                                                       _________    ___________
Long-term portion                                      $ 831,387    $ 1,021,546
                                                       =========    ===========

Maturities of notes payable and long-term debt are as follows as of June 30, 2007:

                           Year Ending
                           June 30,            Amount
                          ___________          _________
                           2008              $ 1,134,300
                           2009                  624,870
                           2010                   52,817
                           2011                   46,244
                           2012                   50,582
                           Thereafter             56,874
                                             ___________
                                              $1,965,687

     In October 2004, the Company refinanced its revolving credit note under which a maximum of $3,500,000 may be outstanding at any time. The outstanding balance on this note was $1,518,742 and $1,603,368 at June 30, 2007 and 2006, respectively. This agreement was amended on June 13, 2007 to modify the terms of the agreement. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (8.25% at June 30, 2007) plus 0.25%, but not less than 4.75%. The average interest rate paid during the fiscal year ended June 30, 2007 was 14.28%, which includes the amortization of deferred financing costs related to the initial financing. The amended term of the agreement is for two years, renewable for two additional one year terms. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company's subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC. The Company paid $32,500 in commitment fees and issued a warrant to purchase 250,000 shares of Class A common stock at $3.09 expiring on June13, 2017.

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

     The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

                                                          June 30,
                                                          ________
                                                    2007           2006
                                                    ____           ____

         Equipment and software                  $ 784,114      $ 287,099
         Less accumulated amortization            (225,055)      (168,869)
                                                 __________      _________
                                                 $ 559,059      $ 118,230
                                                 ==========     =========

Amortization expense for the years ended June 30, 2007 and 2006 was $56,186 and $73,423, respectively.

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2007:

           Year Ending June 30,
           ____________________
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
                                                             ========

NOTE G - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                     June 30
                                                     _______
                                             2007             2006
                                             ____             ____

           Accrued professional fees       $  896,874      $  249,260
           Accrued operating expenses         630,898         522,063
           Income tax payable                 175,000         255,096
                                            _________      __________
                    Total                  $1,702,772      $1,026,419
                                           ===========     ==========

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007

NOTE H - INCOME TAXES

     The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                      Years Ended June 30,
                                                      ____________________
                                                      2007           2006
                                                      ____           ____
   Deferred tax asset:
     Allowance for doubtful accounts                $1,430,000     $1,179,000
     Depreciation                                      332,000        261,000
     Difference between book and tax bases of
      intangible assets                                  7,000          8,000
     Operating loss carryforward                       585,000      1,837,000
                                                    __________     __________
     Gross deferred tax asset                        2,354,000      3,285,000
                                                    __________     __________
     Less:
       Valuation allowance                                  --       (175,000)
                                                    __________     __________
       Deferred tax asset                            2,354,000      3,110,000
                                                     __________     __________
       Current portion                               2,015,000      2,841,000
                                                    __________     __________
       Long-term portion                               339,000        269,000
                                                    ==========     ==========

       Deferred tax liability:
         Difference between book and tax bases of
          intangible assets                           (432,000)      (325,000)
                                                    __________     __________
        Net deferred tax liability                  $ ( 93,000)    $ ( 56,000)
                                                    ==========     ==========

     The components of the income tax provision (benefit) for the years ended June 30, 2007, 2006 and 2005 are as follows:

                                           2007         2006            2005
                                           ____         ____            ____
     Current
      Federal                          $   68,000      $ 78,399       $     --
      State                               216,000       250,211        230,571
                                        _________      ________        _______
                                          284,000       328,610        230,571
                                        _________      ________        _______
     Deferred
      Federal                             811,000    (1,467,302)      (235,595)
      State                                52,000      (171,411)       (68,399)
                                        _________      ________        _______
                                          863,000    (1,638,713)      (303,994)
                                        _________      ________        _______

      Income tax provision (benefit)   $1,147,000   $(1,310,103)     $ (73,423)
                                       ==========   ============      ==========

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

                          Year Ending
                            June 30,             Amount
                           ___________           _______

                          2008                 $ 2,087,819
                          2009                   2,071,512
                          2010                   1,763,949
                          2011                     721,268
                          2012                     304,084
                          Thereafter               260,510
                                               ___________
                                               $ 7,209,142
                                               ===========
                                                                           F-24

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

     The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which was the average selling price per share over the 20 trading days prior to the sale, minus 4%. In addition to providing a certificate evidencing the 961,539 unregistered shares within three business days from the close of the transaction, the Company is also obligated to file a Registration Statement with the Securities and Exchange Commission within 90 days of the close of the transaction to register the shares issued, to put forth it's best efforts to cause the Registration Statement to be brought effective within 120 days of the close of the transaction and to maintain the Registration Statement's current status for a period of two years from the date of the close of the transaction. The Registration Statement was declared effective on April 2, 2007.

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

     The Company had the following activity in its stock option plans for fiscal 2007, 2006 and 2005:

                                                             Weighted-Average
                                               Number                 Remaining   Aggregate
                                                 of        Exercise  Contractual Intrinsic
                                               Shares      Price       Term       Value
                                             ________      ________  ___________  _________

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

                          Behavioral
                            Health
                           Treatment   Pharmaceutical  Contract  Administrative
                           Services    Study Services  Services    Services     Eliminations     Total
                          __________   ______________  ________  ______________  ____________   ________
   For the year ended
     June 30, 2007
Revenues-external
   customers              $36,022,529   $4,564,314   $4,540,634   $       --   $        --    $45,127,477
Revenues - intersegment       182,700           --       79,390    3,696,000    (3,958,090)            --
Segment net income          4,459,796     (228,104)    1,072,837   (3,622,246)           --      1,682,283
(loss)
Total assets               10,624,784    6,792,439      807,361    9,065,157            --     27,289,741
Capital expenditures          522,790       48,402       15,964      368,303            --        955,459
Depreciation &
   amortization               391,960      156,536      106,427       52,328            --        707,251
Goodwill                      969,099    2,539,477           --           --            --      3,508,576
Interest expense              395,445      172,804        4,236       76,681            --        649,166
Income tax expense
(benefit)                     845,156        3,100      368,441      (69,697)           --      1,147,000

   For the year ended
     June 30, 2006
Revenues-external
   customers              $27,861,701   $5,799,815   $4,351,576   $       --   $        --   $38,013,092

Revenues - intersegment        38,750           --       88,875    3,264,000    (3,391,625)           --
Segment net income          3,172,699      972,973    1,636,408   (1,736,598)           --     4,045,482
(loss)
Total assets               10,399,918    5,584,753      844,784    4,886,532            --    21,715,987
Capital expenditures          603,152       51,628      144,636       65,291            --       864,707
Depreciation &
   amortization               436,488      170,167       62,220       61,139            --       730,014
Goodwill                      969,099    1,695,544           --           --            --     2,664,643
Interest expense              485,589       67,528        5,048       48,728            --       606,893
Income tax expense
(benefit)                     210,231        3,840       34,860   (1,559,034)           --    (1,310,103)

   For the year ended
     June 30, 2005
Revenues-external
   customers              $26,087,088   $4,509,338   $3,466,832   $       --   $        --   $34,063,258

Revenues - intersegment         5,940           --       62,707    2,724,000    (2,792,647)             --
Segment net income          4,543,372      180,820    1,243,514   (2,811,806)           --      3,155,900
(loss)
Total assets                9,333,260    5,596,917      669,229    2,296,242            --     17,895,648
Capital expenditures          365,644       18,336       38,057       61,425            --        483,462
Depreciation &
   amortization               233,734      144,010        7,899      139,295            --        524,938
Goodwill                      969,099    1,679,110           --           --            --      2,648,209
Interest expense              469,384       65,651           --      119,836            --        654,871
Income tax expense
   (benefit)                  105,400           --       25,800    (204,623)            --       (73,423)

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and officers of the Company as of the date of the Company's Annual Report on Form 10-K are as follows:

  Name                          Age             Position
 _____                          ___             ________

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

     DAVID E. DANGERFIELD has served as a Director of the Company since December 2001. Mr Dangerfield formerly served as the Chief Executive Officer for Valley Mental Health in Salt Lake City, Utah. Since 1974, Mr. Dangerfield has been a partner for Professional Training Associates (PTA). In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services. David Dangerfield serves as a Board member of the Mental Health Risk Retention Group and Utah Alliance for the Mentally Ill, an advocacy organization of family and friends of the mentally ill, which are privately held corporations, and the Utah Hospital Association, which is a trade organization in Utah. Mr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.

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

Nominating and Corporate Governance Committee

     The Nominating and Corporate Governance Committee was established in October 2005. This committee is appointed by the Board of Directors for the purpose of identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company's stockholders, and developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. The Nominating and Corporate Governance Committee consists of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco.

Compensation Committee

     The Board of Directors has appointed the members of the Compensation Committee to review and approve officer's compensation, formulate bonuses for management and administer the Company's equity compensation plans. The Compensation Committee is a chartered committee made up of independent members of the Board of Directors. During fiscal 2007 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco. The Compensation Committee met three times during fiscal 2007, twice telephonically and once in person. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

Compensation Committee
______________________
Donald E. Robar
William F. Grieco

Elements of Executive Compensation

     Compensation for our named executive officers generally consists of the following elements: o base salary; o cash bonuses; o stock-based awards; o health, dental and life insurance and disability and retirement plans; and o severance and change-in-control arrangements.

     The Company does not have a policy or target for allocating compensation between long-term and short-term compensation. Instead the Compensation Committee determines subjectively what it believes to be the appropriate level and mix of various compensation components. The Compensation Committee's objective in allocating between annual and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and its stockholders.

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

                  Name and position                             Multiplier
                  _________________                             __________

                  Bruce A. Shear, Chief Executive Officer          2.99
                  Robert H. Boswell, Senior Vice President         2.00
                  Paula C. Wurts, Chief Financial Officer          2.00


Changes in Executive Compensation for Fiscal 2007

     In September 2006, the Compensation Committee met to discuss the compensation of the named executive officers. The meeting resulted in a proposal to the Board of Directors to increase the base salary of the named executive officers and change the net earnings targets for the named executive officers to earn cash and stock based compensation for each quarter of fiscal 2007. The Board of Directors accepted the proposals of the Committee and salary increase were affected and bonus and stock-based compensation targets were set. The named executive officers met the bonus and stock-based compensation targets in the fourth fiscal quarter of 2007.

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


                              DIRECTOR COMPENSATION
                     Fees Earned
                      or Paid       Option        All Other
  Name               in Cash        Awards       Compensation   Total
  ____               ___________    ______       ____________   ______
                        ($)             ($)           ($)         ($)
     (a)                (b)             (d)           (g)         (h)

  Donald Robar          $27,000       $22,525        $    --       $49,525
  William Grieco        $27,000       $22,525        %    --       $49,525
  David Dangerfield     $27,000       $22,525        %    --       $49,525
  Howard W. Phillips*   $    --       $16,550        $42,470       $50,020

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

                                        GRANTS OF PLAN-BASED AWARDS
                                        ____________________________

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

                  Number of       Number of
                  Securities      Securities
                  Underlying      Underlying       Option
                  Unexercised     Unexercised     Exercise        Option
                   Options         Options          Price     Expiration Date
  Name            Exerciseable    Unexerciseable
                       #               #             $
  ____            ____________    ______________   _______    ________________


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

                                           Option Awards
                                  Number of           Value
                                   Shares              Realized
                                   Acquired on         On
          Name                     Exercise            Exercise
                                      (#)                 ($)
            (a)                       (b)                 (c)


       Bruce A. Shear                20,000          $51,000

       Robert H. Boswell             25,000           59,625

       Paula C. Wurts                25,000           69,250

PART IV

   Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K.

     1)  Consolidated Financial Statements:                         Page Number
          o    Reports of Independent Registered Public
                Accounting Firms                                     F-2 - F-3
          o    Consolidated balance sheets                           F-4
          o    Consolidated statements of income                     F-5
          o    Consolidated statements of changes in stockholders'
                equity                                               F-6
          o    Consolidated statements of cash flows                 F-7 - F-8
          o    Notes to consolidated financial statements            F-9 - F-31

2)   Financial   Statement   Schedules:   All  schedules  are  included  in  the
     Consolidated financial statements and footnotes thereto.

(b) The following exhibits are filed as part of or furnished with this Form 10-K/A as applicable: Exhibits

Exhibit No.              Description

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

                                         PHC, INC.

Date:  October 4, 2007                   By:   /S/ BRUCE A. SHEAR
                                         __________________________
                                                   Bruce A. Shear, President
                                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                       TITLE(S)                         DATE


/s/ BRUCE A. SHEAR             President, Chief                October 4, 2007
_________________________      Executive Officer and
    Bruce A. Shear             Director  (principal
                               executive officer)


/s/ PAULA C. WURTS            Chief Financial Officer,         October 4, 2007
_________________________     Treasurer and Clerk
    Paula C. Wurts            (principal  financial
                              and accounting officer)

/s/ DONALD E. ROBAR           Director                         October 4, 2007
_________________________
    Donald E. Robar


/s/ HOWARD PHILLIPS           irector                          October 4, 2007
_________________________
    Howard Phillips


 /s/WILLIAM F. GRIECO         Director                         October 4, 2007
_________________________
    William F. Grieco


/S/ DAVID E. DANGERFIELD     Director                          October 4, 2007
_________________________
    David E. Dangerfield