Form 10-Q
period 2007-09-30
PHC INC /MA/
filed 2007-11-09
CIK 915127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2007.

|| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to __________


 Commission file number        1-33323



                                    PHC, INC.
             (Exact name of registrant as specified in its charter)

           Massachusetts                                   04-2601571
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

200 Lake Street, Suite 102, Peabody MA                        01960
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

          Large accelerated filer __Accelerated filer____Non accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                 Yes ____ No_X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Number of shares outstanding of each class of common equity, as of October 30, 2007:

         Class A Common Stock       19,349,820
         Class B Common Stock          775,760

                                    PHC, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets - September 30, 2007 (unaudited) and June 30, 2007.

         Condensed Consolidated Statements of Income (unaudited) - Three months ended September 30, 2007 and September 30, 2006.

         Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended September 30, 2007 and September 30, 2006.

         Notes to Unaudited Condensed Consolidated Financial Statements - September 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Item 4T. Controls and Procedures


PART II. OTHER INFORMATION

Item 6.  Exhibits


         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
                           PHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 September 30,        June 30,
       ASSETS                                        2007               2007
                                                     ____               ____
                                                  (unaudited)
Current assets:
   Cash and cash equivalents                       $ 2,759,303      $ 3,395,173
   Accounts receivable, net of allowance for
     doubtful accounts of $2,878,902 at September
     30, 2007 and $3,764,585 at June 30, 2007        6,694,412        6,524,387
   Pharmaceutical receivables                        1,723,159        1,942,268
   Prepaid expenses                                    687,390          688,600
   Other receivables and advances                      960,527          868,628
   Deferred income tax asset                         1,596,796        2,015,000
                                                   ___________     ____________
       Total current assets                         14,421,587       15,434,056
   Accounts receivable, non-current                     35,000           35,000
   Other receivable                                     85,619           91,697
   Property and equipment, net                       2,371,375        2,121,191
   Deferred financing costs, net of amortization
     of $179,136 at September 30, 2007 and
     $143,377 June 30, 2007                            578,105          613,865
   Customer relationships, net of amortization
     of $410,000 at September 30, 2007 and
     $380,000 at June 30, 2007                       1,990,000        2,020,000
   Goodwill                                          3,508,576        3,508,576
   Other assets                                      3,305,609        3,465,356
                                                   ___________     ____________
       Total assets                                $26,295,871     $ 27,289,741
                                                   ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $ 1,322,824     $  1,261,841
   Current maturities of long-term debt              1,120,110        1,134,300
   Revolving credit note                               562,496        1,518,742
   Deferred revenue                                    270,492          433,301
   Current portion of obligations under capital
    leases                                             195,024          205,858
   Accrued payroll, payroll taxes and benefits       1,744,386        1,631,693
   Accrued expenses and other liabilities            1,458,130        1,702,772
                                                   ___________     ____________
       Total current liabilities                     6,673,462        7,888,507
   Long-term debt                                      623,455          831,387
   Obligations under capital leases                    187,612          226,706
   Deferred tax liability                               93,000           93,000
                                                   ___________     ____________
       Total liabilities                             7,577,529        9,039,600
                                                   ___________     ____________
Stockholders' equity:
   Preferred Stock, 1,000,000 shares authorized,
     none issued or outstanding                             --               --
   Class A common stock, $.01 par value, 30,000,000
     shares authorized, 19,622,076 and 19,622,076
     shares issued at September 30, 2007 and
     June 30, 2007, respectively                       196,221          196,221
   Class B common stock, $.01 par value, 2,000,000
     shares authorized, 775,760  issued and
     outstanding at September 30, 2007 and  June 30,
     2007, respectively, each convertible into one
     share of Class A common stock                       7,758            7,758
   Additional paid-in capital                       26,875,513       26,812,808
   Treasury stock, 349,098 shares of Class A common
     stock at September 30, 2007 and 199,098 at
     June 30, 2007, at cost                           (586,215)        (191,700)
Accumulated deficit                                 (7,774,935)      (8,574,946)
                                                   ___________     ____________
Total stockholders' equity                          18,718,342       18,250,141
Total liabilities and stockholders' equity         $26,295,871      $27,289,741
                                                   ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                           PHC, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        2007            2006
                                                        ____            ____

        Revenues:
          Patient care, net                          $10,143,435   $ 7,876,432
          Pharmaceutical studies                       1,420,965     1,051,383
          Contract support services                    1,139,766     1,134,391
                                                     ___________   ___________
               Total revenues                         12,704,166    10,062,206
                                                      __________   ___________
        Operating expenses:
          Patient care expenses                        5,296,074     4,054,966
          Patient care expenses, pharmaceutical          609,792       486,937
          Cost of contract support services              802,648       838,555
          Provision for doubtful accounts                422,226       452,525
          Administrative expenses                      3,609,936     2,996,141
          Administrative expenses, pharmaceutical        571,856       679,108
                                                      __________   ___________
               Total operating expenses               11,312,532     9,508,232
                                                      __________   ___________
        Income from operations                         1,391,634        553,974
                                                      __________   ___________
          Other income (expense):
            Interest income                               32,535         32,849
            Other income (expense)                        14,099           (943)
            Interest expense                            (131,381)      (119,830)
                                                      __________   ___________

               Total other expenses, net                (84,747)       (87,924)
                                                      __________   ___________
        Income before provision for taxes             1,306,887        466,050
        Provision for income taxes                      506,876        182,767
                                                      __________   ___________

        Net income                                   $  800,011    $   283,283
                                                     ==========    ===========
        Basic net income per common share            $     0.04    $      0.02
                                                     ==========    ===========

        Basic weighted average number of shares
          outstanding                                20,136,781     18,514,142
                                                     ==========     ==========

        Diluted net income per common share          $     0.04    $      0.01
                                                    ============   ===========

        Diluted weighted average number of shares
          outstanding                                20,601,828     19,296,638
                                                     ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Three Months Ended
                                                           September 30
                                                         2007           2006
                                                         ____           ____
Cash flows from operating activities:
  Net income                                          $ 800,011       $ 283,283
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     240,087         170,591
      Non-cash interest expense                          38,480          16,489
      Deferred income tax expense                       418,204         149,232
      Non-cash stock-based compensation                  62,705          70,781
      Change in allowance for doubtful accounts         422,226         452,525
  Changes in:
       Accounts receivable                             (458,963)       (813,640)
       Prepaid expenses and other current assets          1,210       (457,819)
       Other assets                                      (2,712)         (1,188)
       Accounts payable                                  60,983         321,860
       Accrued expenses and other liabilities          (294,758)       (100,690)
                                                      __________      _________
Net cash provided by operating activities             1,287,473          91,424
                                                      __________      _________
Cash flows from investing activities:
      Acquisition of property and equipment            (270,897)       (152,959)
      Construction in Progress                          (26,919)             --
                                                      __________      _________
Net cash used in investing activities                  (297,816)       (152,959)
                                                      __________      _________
Cash flows from financing activities:
     Revolving debt, net                               (956,246)        174,563
     Principal payments on long-term debt              (274,766)       (223,088)
     Proceeds from issuance of common stock, net             --          64,365
     Purchase of treasury stock                        (394,515)             --
                                                      __________      _________
Net cash provided by financing activities            (1,625,527)         15,840

Net decrease in cash and cash equivalents              (635,870)        (45,695)
Beginning cash and cash equivalents                   3,395,173       1,820,105
                                                      __________      _________
Ending cash and cash equivalents                     $2,759,303      $1,774,410
                                                     ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                        $   78,141      $  171,548
     Income taxes                                       256,094         116,384

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in cashless exercise
  of warrants                                        $       --      $       30
Obligations under capital leases                             --         104,497

            See Notes to Condensed Consolidated Financial Statements.

                           PHC, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note A - The Company

     PHC, Inc. (the "Company") is incorporated in the state of Massachusetts. The Company is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

(1) Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and ten psychiatric treatment locations which include Harbor Oaks Hospital, a 64-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed residential facility and six outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada and one in Bullhead City, Arizona, operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying financial statements should be read in conjunction with the June 30, 2007 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on September 28, 2007 and 10-K/A filed on October 5, 2007.

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

     The Company's days sales outstanding ("DSO") are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 67 days for the three months ended September 30, 2007 and 56 days the fiscal year ended June 30, 2007. The table below shows the DSO by segment for the same periods.

           Period          Treatment       Pharmaceutical            Contract
             End            Services           Services              Services
           ______          _________       ______________            ________

         09/30/2007           60                110                    50
         06/30/2007           66                155                    41

     Changes in the Pharmaceutical Services DSO's are volatile as they are related to the irregular starts and stops of studies and the type of studies being conducted. Contract Services DSO's fluctuate dramatically by the delay in payment of a few days for any of our large contracts.

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

     The non-employee director's stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Under the plan a maximum of 350,000 shares may be issued. Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

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

     Under the provisions of SFAS 123R, the Company recorded $55,305 and $70,781 of stock-based compensation on its consolidated condensed statement of operations for the three months ended September 30, 2007 and 2006, respectively, which is included in administrative expenses as follows:

                                    Three Months Ended     Three Months Ended
                                    September 30, 2007     September 30, 2006

    Director compensation             $   17.944              $      --
    Employee compensation                 37,361                 70,781
                                      __________              _________
        Total                         $   55,305              $   70,781
                                      ==========              ==========

     The Company had the following activity in its stock option plans for the three months ended September 30, 2007:

                                    Number      Weighted-Average     Intrinsic Value
                                      Of         Exercise Price           At
                                    Shares          Per Share      September 30, 2007
                                    ______      ________________   __________________

   Balance - June 30, 2007         1,096,000        $1.76
   Granted                                --        $ --
   Exercised                              --        $ --
   Expired                                --        $ --
   Balance - September 30, 2007    1,096,000        $1.76            $ 1,188,207
                                   _________        _____            ___________
            Exercisable              843,500        $1.53            $ 1,089,607
                                   =========        =====            ===========

     No options were exercised during the three-months ended September 30, 2007.

     The following summarizes the activity of the Company's stock options that have not vested for the three months ended September 30, 2007.

                                                Number            Weighted-
                                                  of               Average
                                                Shares            Fair Value

      Nonvested at July 1, 2007                 304,374             $1.33
      Granted                                         0                --
      Expired                                         0                --
      Vested                                     51,874             $1.22
                                                 ______             _____
       Nonvested at September 30, 2007          252,500             $1.35
                                                =======            =======

     The compensation cost related to the fair value of these shares of $341,138 will be recognized when these options vest over the next three years.

Note D- Reclassifications

     Certain September 30, 2006 amounts have been reclassified to be consistent with the September 30, 2007 presentation.

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

                             Treatment  Pharmaceutical   Contract   Administrative
                             Services   Study Services   Services     Services    Eliminations    Total

For the three months ended:
     September 30, 2007
Revenues - external
  customers                 $10,143,435   $1,420,965    $1,139,766   $       --  $        --   $12,704,166
Revenues - intersegment          86,900           --            --    1,044,600   (1,131,500)           --
Segment net income (loss)     1,495,318      176,216       303,463   (1,174,986)          --       800,011
Capital Expenditures            224,089       11,467         2,800       59,462           --       297,818
Depreciation
 & Amortization                 128,208       40,519        28,574       42,786           --       240,087
Interest Expense                 64,107       17,482         1,144       48,648           --       131,381
Income tax expense              390,295       45,619        35,481       35,481           --       506,876
Identifiable assets          11,138,683    6,486,105       882,575    7,788,508           --    26,295,871
Goodwill and Intangible
  Assets                        969,099    4,529,477            --           --           --     5,498,576



Note E - Business Segment Information (continued)

                             Treatment  Pharmaceutical   Contract   Administrative
                             Services   Study Services   Services     Services    Eliminations    Total

     September 30, 2006
Revenues - external
  customers                 $ 7,876,432   $1,051,383    $1,134,391   $       --  $        --   $10,062,206
Revenues - intersegment           4,500           --        21,640      924,000     (950,140)           --
Segment net income (loss)     1,073,638     (126,767)      255,565     (919,153)          --       283,283
Capital Expenditures            105,468       21,268         1,565       21,268           --       149,569
Depreciation & Amortization      88,764       37,367        13,444       11,309           --       150,884
Interest Expense                 87,397       16,605         1,278       14,550           --       119,830
Income tax expense              138,498           --        40,343        3,926           --       182,767
Identifiable assets          11,163,908    5,594,180     1,006,661    4,932,299           --    22,697,048
Goodwill and Intangible
  Assets                        969,099    3,805,544            --           --           --     4,774,643

Note F - Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an
interpretation of FASB Statement No. 109, (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized tax benefits.

     We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

     Tax years 2000-2006 remain open to examination by the major taxing authorities to which we are subject.

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

Note G - Basic and diluted income per share:

     Income per share is computed by dividing the income applicable to common shareholders, by the weighted average number of shares of both classes of common stock outstanding for each fiscal year. Class B common stock has additional voting rights. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the three months ended September 30, 2007 and 2006 using the treasury stock method.

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                              Three months ended September 30,
                                                  2007                  2006
                                              _______________________________
   Weighted average shares outstanding -
    basic                                      20,136,781         18,514,142
   Employee stock options                         444,603            430,050
   Warrants                                        20,444            352,446
                                               __________         __________
   Weighted  average  shares  outstanding  -
   fully diluted                               20,601,828         19,296,638
                                               ==========         ==========

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

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital, a residential treatment facility and eight outpatient psychiatric centers (collectively called "treatment facilities"). The Company's revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company's administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company's internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company's research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah and Arizona.

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

     All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations." Net Contractual adjustments recorded in the quarter ended September 30, 2007 for revenue booked in prior years resulted in an decrease in net revenue of approximately $30,914. Net contractual adjustments recorded in fiscal 2007 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $26,430.

     During the fiscal year ended June 30, 2007, a Medicare cost report settlement of $255,600 was received. No cost report settlements were received or recorded during the three months ended September 30, 2007.

     Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of September 30, 2007, 2006 and June 30, 2007, for our treatment services segment.

                                Net Revenue by Payor (in thousands)
                  For the Three           For the Three          For the Twelve
                   Months Ended            Months Ended           Months Ended
                 September 30, 2007     September 30, 2006       June 30, 2007

                Amount   Percentage    Amount    Percentage   Amount  Percentage
                ______   __________    ______    __________   ______  __________

Private Pay    $   468       5%        $  340        4%       $ 1,632       5%
Commercial       6,742      66%         4,881       62%        23,477      65%
Medicare *         373       4%           359        5%         1,379       4%
Medicaid         2,560      25%         2,296       29%         9,535      26%

Net Revenue    $10,143                 $7,876                 $36,023

     * includes Medicare settlement revenue as noted above

    Accounts Receivable Aging (Net of allowance for bad debts- in thousands)


     Quarter Ended September 30, 2007
                        Over     Over     Over    Over   Over   Over    Over
Payor         Current    30       60       90     120    150    270    360    Total
_____________________________________________________________________________________

Private Pay    $   79   $  164    $156    $ 67   $132   $554    $ 59   $ 50   $1,261
Commercial      1,763    1,053     652     154     81    114      26     93    3,936
Medicare          113        5      14       -      8     12      --     --      152
Medicaid        1,048      133      74      46     22     57      --     --    1,380
               ______   ______    _____   ____   ____   ____   _____   ____   ______
   Total       $3,003   $1,355    $896    $267   $243   $737    $ 85   $143   $6,729

     Fiscal Year Ended June 30, 2007
      ______________________________
                        Over     Over     Over    Over   Over   Over    Over
Payor         Current     30      60       90     120    150    270    360     Total
_____________________________________________________________________________________

Private Pay    $ 102    $  119    $151    $108   $121   $ 77    $178   $ 36   $   892
Commercial     1,608       974     616     197    105    100     160     96     3,856
Medicare         134        69       4      15     24     28      --     --       274
Medicaid       1,030       143      68      42     24    230      --     --     1,537
               ______   ______    _____   ____   ____   _____   _____   ____   ______
   Total      $2,874    $1,305    $839    $362   $274   $ 435   $338    $132  $6,559
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

Income Taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. There has been no valuation allowance provided on the Company's deferred tax assets since the fourth quarter of fiscal year ended June 30, 2006.

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

Results of Operations

     The following table illustrates our consolidated results of operations for the quarters ended September 30, 2007 and 2006 (in thousands):

                                        2007                 2006
                                        ____                 ____
                                  (in thousands)
  Statements of Operations Data:
                                  Amount       %     Amount        %
  Revenue                         $12,704   100.0%   $10,062      100.0%-
  Cost and Expenses:
    Patient care expenses           5,906    46.5%     4,442       44.2%
    Contract expenses                 803     6.3%       839        8.3%
    Administrative expenses         4,182    32.9%     3,774       37.5%
    Provision for bad debts           422     3.3%       453        4.5%
    Interest expense                  131     1.0%       120        1.2%
    Other (income) expenses, net      (47)   -0.4%      (32)       -0.3%
                                   _______   _____    ______       ______

  Total expenses                   11,397    89.7%     9,596       95.4%
                                   _______   _____    ______       ______

  Income before income taxes        1,307    10.3%       466        4.6%

  Provision for income taxes          507     4.0%       183        1.8%
                                   _______   _____    ______       ______
  Net income                      $   800     6.3%   $   283        2.8%
                                  =======    =====   =======       ======

Results of Operations

     Total net revenue from operations increased 26.3% to $12,704,166 for the three months ended September 30, 2007 from $10,062,206 for the three months ended September 30, 2006.

     Net patient care revenue increased 28.8% to $10,143,435 for the three months ended September 30, 2007 from $7,876,432 for the three months ended September 30, 2006. This increase in revenue is due primarily to the new capitated contract signed by the Company in January 2007 and a 5.5% increase in census at our inpatient facilities.

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

     Revenue from pharmaceutical studies increased 35.2% to $1,420,965 for the three months ended September 30, 2007 from $1,051,383 for the three months ended September 30, 2006. This increase is due to the start of a large study in the last quarter of fiscal 2007 after being delayed for a significant period. The cyclical nature of the pharmaceutical research business, where the size and number of clinical trial starts and stops changes daily, makes revenue projections difficult and revenues vary greatly from period to period.

     Contract support services revenue provided by Wellplace remained relatively stable at $1,139,766 for the three months ended September 30, 2007 compared to

$1,134,391 for the three months ended September 30, 2006. The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and Smoking Cessation programs.

     Patient care expenses in our treatment centers increased 30.6% to $5,296,074 for the three months ended September 30, 2007 from $4,054,966 for the three months ended September 30, 2006. This increase in expenses is due to the new capitated contract mentioned above with the majority of the increases in expenses directly related to the patient care expenses related to the contract such as payroll, taxes, consultant services and contract expenses which includes payment for bed days under the contract. There were also some increases in other hospital related expenses such as food and pharmacy as a result of the higher census.

     Patient care expenses related to our pharmaceutical or research division increased 25.2% to $609,792 for the three months ended September 30, 2007 from $486,937 for the three months ended September 30, 2006. This increase is due to the increase in the number of studies and study participants.

     Contract support services expenses decreased 4.3% to $802,648 for the three months ended September 30, 2007 from $838,555 for the three months ended September 30, 2006. This decrease is marginal and is a result of designed efficiencies in operating our older contracts. We don't anticipate this trend to continue as we expect it will fluctuate with new contracts.

     Administrative expenses increased 20.5% to $3,609,936 for the quarter ended September 30, 2007 from $2,996,141 for the quarter ended September 30, 2006. These changes are a result of the increased administrative payroll and employee benefits related to new capitated contract and the increase in staff as we ramp up for the opening of the Seven Hills Hospital. Administrative payroll increased 19.1%. In addition depreciation increased 61.2% as we began using the Meditech software and related equipment in the current quarter. Rent expense increased 41.2% due to the additional offices opened to service the clients covered by the new capitated contract. Utilities increased approximately 25.9% which was also related to the opening of the new offices.

     Administrative expenses related to the research division decreased 15.8% to $571,856 for the three months ended September 30, 2007 from $679,108 for the three months ended September 30, 2006. This is the result of the closing of the Michigan office in October of last year.

     Provision for doubtful accounts decreased 6.7% to $422,226 for the three months ended September 30, 2007 from $452,525 for the three months ended September 30, 2006. The Company's policy is to maintain reserves based on the age of its receivables. This decrease in the provision for doubtful accounts is largely attributable to the change in age of the receivables.

     Interest income remained relatively stable at $32,535 for the three months ended September 30, 2007 from $32,849 for the three months ended September 30, 2006. This slight decrease is a result of changes in the overall interest rate on our investment accounts.

     Other income / expense changed to an income of $14,099 for the three months ended September 30, 2007 from an expense of $943 for the three months ended September 30, 2006. This change is due to the processing of an insurance settlement of $10,000 in the quarter.

     Interest expense increased 9.6% to $131,381 for the three months ended September 30, 2007 from $119,830 for the three months ended September 30, 2006. This increase is primarily the result of the treatment of the new warrant issued when the Company's long term debt was restructured as interest expense.

     The Company's provision for income taxes of $506,876 for the three month period ended September 30, 2007 is based on an estimated combined tax rate of approximately 39% for both Federal and State taxes based on Company earnings projections. If this estimate is found to be high or low, adjustments will be made in the period of the determination. This will most likely be at year end when tax estimates can be more accurately made.

Liquidity and Capital Resources

     The Company`s net cash provided by operating activities was $1,287,473 for the three months ended September 30, 2007 compared to $91,424 for the three months ended September 30, 2006. Cash flow provided by operations in the three months ended September 30, 2007 consists of net income of $800,011 plus depreciation and amortization of $240,087, non-cash interest expense $38,480, non-cash equity based charges of $62,705, an increase in net accounts payable of

$60,983, a decrease in deferred tax expense of $418,204, a decrease in prepaid expenses of $1,210 and a decrease in net receivables of $36,737 less cash used for an increase in other assets of $2,712 and a decrease in accrued expenses of $294,758.

     Cash used in investing activities in the three months ended September 30, 2007 consisted of $297,816 in capital expenditures including construction in progress, compared to $152,959 in capital expenditures during the same period last year.

     Cash used in financing activities of $1,625,527 in the three months ended September 30, 2007 was the result of the purchase of 150,000 shares of treasury stock and a decrease in the Company's revolving credit line of $956,246 and repayment of $274,766 on the Company's long-term debt.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of September 30, 2007, accounts receivable from patient care, net of allowance for doubtful accounts, increased 3% to $6,729,412 from $6,559,387 on June 30, 2007. This minimal increase is a result of increased revenue. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem. Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. The Company has begun the process of changing its software related to the recording, billing and collecting of Accounts Receivable. The first facility went live on the system July 1, 2007. Three additional facilities converted on October 1, 2007. This system will assist staff in the timely billing and collection of receivables. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

     Contractual Obligations

     The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2007 are as follows (in thousands):

 YEAR ENDING
 September 30,      TERM NOTES          CAPITAL LEASES *    OPERATING
               Principal   Interest   Principal   Interest   LEASES  TOTAL**
_______________________________________________________________________________
  2008          $1,120       $ 23       $ 195       $36       $2,103    $3,477
  2009             430         19         162        22        2,066     2,699
  2010              50         15          20        12        1,510     1,607
  2011              47         11           6         4          582       650
  2012              52          6          --        --          252       310
  2013              44          2          --        --          193       239
  Thereafter        --         --          --        --           --        --
                ______        ___       ______      ___       ______    ______
   Total        $1,743       $ 76       $  383      $74       $6,706    $8,982

     * The Meditech Lease - The total Capital Lease amount above includes the Meditech Lease, which was previously listed separately since almost the total amount on the lease has been advanced and we have begun the implementation process as of July 1, 2007.

     ** Total does not include the amount due under the revolving credit note of $562,496. This amount represents an accounts receivable funding described below and is shown as a current note payable in the accompanying Financial Statements.

     In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes are subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for these notes was only recorded after the required revenue targets were met. This treatment is in accordance with SFAS No. 141, "Business Combinations", which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $367,591 which represents the earn-out for the Pivotal acquisition through December 31, 2005 net of payments made through September 30, 2007. Additional earn-out requirements have been met on the $500,000 note which resulted in the recording of this earn-out note in the amount of $923,934 which includes $80,000 in accrued interest. The above table includes the outstanding balance on this note of $608,168. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $182,828 is included in the schedule above.

     In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company's current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $287,143 at September 30, 2007, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of class A common stock at $3.09 per share valued at $456,880. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

     The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan. As of September 30, 2007 the Company had $2,562,857 available under the term loan.

     The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of September 30, 2007 was $562,496. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of September 30, 2007 for the revolving credit note is not included in the above table. The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 22.24%.

        Off Balance Sheet Arrangements

     The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

        Litigation

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

     Operating Risk

     o Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,729,472 at September 30, 2007, $6,559,387 at June 30, 2007 and $6,995,475 at June
          30, 2006. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standard of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more conservative reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at September 30, 2007 and June 30, 2007, respectively, and Bad Debt Expense for the quarter ended September 30, 2007 and the year ended June 30, 2007:

                                Accounts       Allowance for        Bad Debt
                               Receivable     doubtful accounts      Expense
                               __________     _________________     _________

         September 30, 2007    $9,608,314       $ 2,878,902         $  422,226
          June 30, 2007        10,323,972         3,764,585          1,933,499

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

Item 4T. Controls and Procedures

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

     As reported in the Company's 10-K for the year ended June 30, 2007, during the preparation of the financial statements to be included in the 2007 Form
10-K, a material weakness in internal control over financial reporting was identified relating to timely reconciliation of certain balance sheet items, primarily cash, accrued expenses and other accounts receivable, resulting from staffing turnover in the accounting area. As a result, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were ineffective due solely to, and only to the extent of, the identified material weakness. During the current quarter the Company put into effect the comprehensive plan to remediate the material weakness which, based on the monthly review of account reconciliations, has been determined to be an effective method to assure timely reconciliation and adequate control over financial reporting.

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

Change in Internal Controls

     There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II OTHER INFORMATION

     Item 6. Exhibits

Exhibit List

Exhibit No.      Description


     10.49 Change-in-control supplemental benefit plan for certain executive employees.

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


                                                 PHC, Inc.
                                                 Registrant


Date:  November 9, 2007                          /s/  Bruce A. Shear
                                                 ___________________
                                                      Bruce A. Shear
                                                      President
                                                      Chief Executive Officer




Date:  November 9, 2007                          /s/  Paula C. Wurts
                                                 ___________________
                                                      Paula C. Wurts
                                                      Treasurer
                                                      Chief Financial Officer