Form 10-Q
period 2007-12-31
PHC INC /MA/
filed 2008-02-14
CIK 915127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number	1-33323

PHC, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2601571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Lake Street, Suite 102, Peabody MA	01960
(Address of principal executive offices)	(Zip Code)

978-536-2777

(Registrant’s telephone number)

_____________________________________________________________________________________________

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer _____	Accelerated filer _____	Non accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____	No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of February 1, 2008:

Class A Common Stock	19,402,030
Class B Common Stock	775,760

PHC, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2007 (unaudited) and June 30, 2007
Condensed Consolidated Statements of Income (unaudited) - Three and six months ended December 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended December 31, 2007 and December 31, 2006

Notes to Condensed Consolidated Financial Statements – December 31, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Repurchase of Treasury Stock

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2007	2007
Current assets:	(unaudited)
Cash and cash equivalents	$3,707,113	$3,395,173
Accounts receivable, net of allowance for doubtful accounts of $2,872,746 at December 31, 2007 and $3,764,583 at June 30, 2007	6,145,555	6,524,387
Pharmaceutical receivables	1,667,911	1,942,268
Prepaid expenses	486,023	688,600
Other receivables and advances	888,088	868,628
Deferred income tax asset	1,344,920	2,015,000
Total current assets	14,239,610	15,434,056
Accounts receivable, non-current	35,000	35,000
Other receivables	79,868	91,697
Property and equipment, net	2,559,369	2,121,191
Deferred financing costs, net of amortization of $208,148 and $150,124 at December 31, 2007 and June 30, 2007	542,346	613,865
Customer relationships, net of amortization of $440,000 at December 31, 2007 and $380,000 at June 30, 2007, respectively	1,960,000	2,020,000
Goodwill	3,508,576	3,508,576
Other assets	3,722,545	3,456,356
Total assets	$26,647,314	$27,289,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,385,328	$1,261,841
Current maturities of long-term debt	1,117,123	1,134,300
Revolving credit note	653,826	1,518,742
Deferred revenue	66,048	433,301
Current portion of obligations under capital leases	184,463	205,858
Accrued payroll, payroll taxes and benefits	1,646,583	1,631,693
Accrued expenses and other liabilities	1,380,078	1,702,772
Total current liabilities	6,433,449	7,888,507
Long-term debt, net of current maturities	418,345	831,387
Obligations under capital leases	288,664	226,706
Deferred tax liability	93,000	93,000
Total liabilities	7,233,458	9,039,600
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,752,728 and 19,622,076 shares issued at December 31, 2007 and June 30, 2007, respectively	197,527	196,221
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,760 issued and outstanding at December 31, 2007 and June 30, 2007, respectively, each convertible into one share of Class A common stock	7,758	7,758
Additional paid-in capital	27,124,340	26,812,808
Treasury stock, 362,698 shares and 199,098 shares of Class A common stock at December 31, 2007 and June 30, 2007, respectively, at cost	(622,666)	(191,700)
Accumulated deficit	(7,293,103)	(8,574,946)
Total stockholders’ equity	19,413,856	18,250,141
Total liabilities and stockholders’ equity	$26,647,314	$27,289,741

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Revenues:	2007	2006	2007	2006
Patient care, net	$10,131,201	$7,946,670	$20,274,636	$15,823,102
Pharmaceutical studies	1,421,853	873,920	2,842,818	1,925,303
Contract support services	1,141,376	1,131,770	2,281,142	2,266,161
Total revenues	12,694,430	9,952,360	25,398,596	20,014,566
Operating expenses:
Patient care expenses	5,472,592	4,431,765	10,768,666	8,486,731
Patient care expenses, pharmaceutical	816,814	421,549	1,426,606	908,486
Cost of contract support services	823,571	687,174	1,626,219	1,525,729
Provision for doubtful accounts	342,342	347,458	764,568	799,983
Administrative expenses	3,799,897	2,929,865	7,409,833	5,926,006
Administrative expenses, pharmaceutical	605,757	529,555	1,177,613	1,208,663
Total operating expenses	11,860,973	9,347,366	23,173,505	18,855,598

Income from operations	833,457	604,994	2,225,091	1,158,968

Other income (expense):
Interest income	52,504	33,808	85,039	66,657
Other income	18,472	(3,135)	32,571	(4,078)
Interest expense	(117,319)	(212,441)	(248,700)	(332,271)

Total other expenses, net	(46,343)	(181,768)	(131,090)	(269,692)

Income before provision for taxes	787,114	423,226	2,094,001	889,276
Provision for income taxes	305,282	162,138	812,158	344,905

Net income applicable to common shareholders	$481,832	$261,088	$1,281,843	$544,371

Basic net income per common share	$0.02	$0.01	$0.06	$0.03

Basic weighted average number of shares outstanding	20,143,636	18,758,151	20,140,208	18,636,146

Diluted net income per common share	$0.02	$0.01	$0.06	$0.03

Diluted weighted average number of shares outstanding	20,485,294	19,409,232	20,494,963	19,280,727

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,281,843	$544,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489,271	334,924
Non-cash interest expense	76,999	113,018
Deferred income tax expense	670,080	191,221
Non-cash stock based compensation	232,938	91,684
Change in allowance for doubtful accounts	(891,839)	289,250
Changes in:
Accounts receivable	1,537,397	(157,072)
Prepaid expenses and other current assets	202,577	(35,954)
Other assets	42,097	(191,468)
Accounts payable	123,487	48,280
Accrued expenses and other liabilities	(675,057)	115,859
Net cash provided by operating activities	3,089,793	1,344,113

Cash flows from investing activities:
Acquisition of property and equipment	(979,242)	(298,413)
Construction in progress	(46,419)	--
Net cash used in investing activities	(1,025,661)	(298,413)

Cash flows from financing activities:
Revolving debt, net	(864,916)	(497,419)
Principle payments on long-term debt	(536,211)	(499,540)
Proceeds from issuance of common stock, net	79,901	2,281,364
Purchase of treasury stock	(430,966)	--
Net cash (used in) provided by financing activities	(1,752,192)	1,284,405

Net increase in cash and cash equivalents	311,940	2,330,105
Beginning cash and cash equivalents	3,395,173	1,820,105
Ending cash and cash equivalents	$3,707,113	$4,150,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$145,199	$268,612
Income taxes	282,928	118,561

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in a cashless exercise of warrants	$--	$30
Issuance of common stock in a cashless exercise of options	407	--
Obligations under capital leases	141,083	241,927
Pivotal earn-out Note B recorded	--	500,000
Short term notes payable	--	500,873

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2007

Note A - The Company

PHC, Inc. (the “Company”) is incorporated in the state of Massachusetts. The Company is a national health care company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also conducts pharmaceutical research studies, operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under four business segments:

Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and nine psychiatric treatment locations which include Harbor Oaks Hospital, a 70-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed psychiatric hospital dedicated to adjudicated juveniles located in Detroit, Michigan and seven outpatient behavioral health locations (one in Chesterfield Township, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

Pharmaceutical study services, including three clinical study sites: two in Arizona, in Peoria and Mesa and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company’s research sites operate as Pivotal Research Centers;

Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads, a smoking cessation contract with a government contractor and a call center contract with the State of Michigan. The call centers both operate under the brand name Wellplace; and

Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2007 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying financial statements should be read in conjunction with the June 30, 2007 consolidated financial statements and footnotes thereto included in the Company’s 10-K filed on September 28, 2007 and 10-K/A filed on October 5, 2007.

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

The Company’s policy is to collect estimated co-payments and deductibles at the time of admission. Payments are made by way of cash, check or credit card. If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company’s policy is to allow payment to be made in three installments - one third due upon admission, one third due upon discharge and the balance due 30 days after discharge. At times the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement. In this case the Company will make arrangements with the patient once his or her condition is stabilized. At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined. Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

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

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 63 days for the six months ended December 31, 2007 and 73 days the fiscal year ended June 30, 2007. The table below shows the DSO by segment for the same periods.

Period End	Treatment Services	Pharmaceutical Services	Contract Services

12/31/2007	58	108	48
06/30/2007	66	155	41

Changes in the Pharmaceutical Services DSO’s are volatile as they are related to the irregular starts and stops of studies and the type of studies being conducted. Contract Services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.

Note C- Stock Based Compensation

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors’ stock option plan.

The stock option plan provides for the issuance of a maximum of 1,900,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. A maximum of 500,000 shares may be issued under this plan.

The non-employee director’s stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Under the plan a maximum of 350,000 shares may be issued. Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and stock purchase plans. The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted. Any income tax benefit related to stock compensation will be shown under the financing section of the Cash Flow Statement. Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of SFAS 123R, the Company recorded $151,736 and $20,903 of stock-based compensation on its consolidated condensed statement of income for the three months ended December 31, 2007 and 2006, respectively, and $207,041 and $91,684 for the six months ended December 31, 2007 and 2006 respectively, which is included in administrative expenses as follows:

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2007	2006	2007	2006

Director compensation	$58,231	$--	$76,174	$--
Employee compensation	93,505	20,903	130,867	91,684

Total	$151,736	$20,903	$207,041	$91,684

The Company had the following activity in its stock option plans for the six months ended December 31, 2007:

	Number Of Shares	Weighted-Average Exercise Price Per Share	Intrinsic Value At December 31, 2007

Balance – June 30, 2007	1,096,000	$1.76
Granted	291,000	$2.87
Exercised	145,000	$0.83
Expired	--	$--
Balance – December 31, 2007	1,242,000	$2.13	$1,096,783

Exercisable	791,875	$1.79	$958,389

The total intrinsic value of the options exercised during the six months ended December 31, 2007 was $284,124.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended December 31, 2007.

	Number Of Shares	Weighted- Average Fair Value

Nonvested at July 1, 2007	304,374	$1.33
Granted	291,000	$1.36
Expired	0	--
Vested	145,250	$1.25
Nonvested at December 31, 2007	450,125	$1.37

The compensation cost related to the fair value of these shares of $506,007 will be recognized when these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted. The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2007 and December 31, 2006 was $1.36 and $1.10, respectively, and the weighted-average fair value of the options granted for the six months ended December 31, 2007 and December 31, 2006 was $1.36 and $1.10, respectively, using the following assumptions:

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2007	2006	2007	2006

Average risk-free interest rate	4.00%	4.60%	4.00%	4.60%
Expected dividend yield	None	None	None	None
Expected life	6 years	5 years	6 years	5 years
Expected volatility	44.0%	48.0%	44.0%	48.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate on the date of grant. The expected life was calculated using the Company’s historical experience for the expected term of the option.

Note D- Reclassifications

Certain December 31, 2006 amounts have been reclassified to be consistent with the December 31, 2007 presentation.

Note E – Business Segment Information

The Company’s behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company’s segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company’s segment data:

	Treatment Services	Pharmaceutical Study Services	Contract Services	Administrative Services	Eliminations	Total

For the three months ended December 31, 2007

Revenue–external customers	$10,131,201	$1,421,853	$1,141,376	$--	$--	$12,694,430
Revenues – intersegment	118,100	--	--	1,044,600	(1,162,700)	--
Segment net income (loss)	1,583,230	(42,658)	299,171	(1,357,911)	--	481,832
Capital Expenditures	190,744	--	14,016	503,585	--	708,345
Depreciation & Amortization	135,942	41,115	29,403	42,724	--	249,184
Interest Expense	53,596	14,465	639	48,619	--	117,319
Income tax expense	235,067	27,475	21,370	21,370	--	305,282

For the three months ended December 31, 2006
Revenue–external customers	$7,946,670	$873,920	$1,131,770	$--	$--	$9,952,360
Revenues – intersegment	--	--	19,470	924,000	(943,470)	--
Segment net income (loss)	968,831	(168,603)	375,829	(914,969)	--	261,088
Capital Expenditures	49,393	4,040	--	89,971	--	143,404
Depreciation & Amortization	88,563	40,010	13,278	12,574	--	154,425
Interest Expense	105,566	91,419	1,115	14,341	--	212,441
Income tax expense	94,859	--	68,462	(1,183)	--	162,138

For the six months ended December 31, 2007
Revenue–external customers	$20,274,636	$2,842,818	$2,281,142	$--	$--	$25,398,596
Revenues – intersegment	205,000	--	--	2,089,200	(2,294,200)	--
Segment net income (loss)	$3,078,548	$133,558	$602,634	$(2,532,897)	$--	$1,281,843
Capital Expenditures	387,913	11,467	16,816	563,046	--	979,242
Depreciation & Amortization	264,150	81,634	57,977	85,510	--	489,271
Interest Expense	117,703	31,947	1,783	97,267	--	248,700
Identifiable assets	10,319,032	6,560,114	847,045	8,921,123	--	26,647,314
Goodwill and intangible assets	969,098	4,499,478	--	--	--	5,468,576

Note E – Business Segment Information (continued)

	Treatment Services	Pharmaceutical Study Services	Contract Services	Administrative Services	Eliminations	Total

For the six months ended December 31, 2006
Revenue–external customers	$15,823,102	$1,925,303	$2,266,161	$--	$--	$20,014,566
Revenues – intersegment	4,500	--	41,110	1,848,000	(1,893,610)	--
Segment net income (loss)	2,042,469	(295,370)	631,394	(1,834,122)	--	544,371
Capital Expenditures	154,861	25,308	1,565	116,679	--	298,413
Depreciation & Amortization	177,327	77,377	37,858	23,883	--	316,445
Identifiable assets as of June 30, 2007	10,624,784	6,792,439	807,361	9,065,157	--	27,289,741
Goodwill and intangible assets as of June 30, 2007	969,099	4,559,477	--	--	--	5,528,576

Note F – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company’s financial position and results of operations.

Note G – Income Tax

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

Tax years 2003-2006 remain open to examination by the major taxing authorities to which we are subject.

Note H - Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders, by the weighted average number of shares of both classes of common stock outstanding for each fiscal year. Class B common stock has additional voting rights. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the three months and six months ended December 31, 2007 and 2006 using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Weighted average shares outstanding – basic	20,143,636	18,758,151	20,140,208	18,636,146
Employee stock options	321,587	234,686	334,487	412,027
Warrants	20,071	416,395	20,268	232,554

Weighted average shares outstanding – fully diluted	20,485,294	19,409,232	20,494,963	19,280,727

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, a psychiatric hospital, a residential treatment facility and seven outpatient psychiatric centers (collectively called "treatment facilities"). The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company’s internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts. As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. The Company’s research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah and Arizona.

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company’s business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act). If passed, this legislation may improve access to the Company’s programs. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

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

Revenue recognition and accounts receivable:

Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement. Amounts due as a result of cost report settlements is recorded and listed separately on the consolidated balance sheets as “Other receivables”. The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

The Company currently has two “at-risk” contracts. The contracts call for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier’s enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under these contracts are recorded as incurred. The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contracts are considered “at-risk” because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.” Net Contractual adjustments recorded in the quarter ended December 31, 2007 for revenue booked in prior years resulted in an decrease in net revenue of approximately $28,900. Net contractual adjustments recorded in fiscal 2007 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $26,430.

During the fiscal year ended June 30, 2007, a Medicare cost report settlement of $255,600 was received. During the three months ended December 31, 2007 a cost report settlement of $292,700 was recorded.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of December 31, 2007, 2006 and June 30, 2007, for our treatment services segment.

Net Revenue by Payor (in thousands)_
	For the Three Month Ended December 31,				For the Six Months Ended December 31,				For the Twelve Months Ended
	2007		2006		2007		2006		June 30, 2007
	$	%	$	%	$	%	$	%	Amount	Percentage

Private Pay	$472	5	$343	4	$941	5	$682	4	$1,632	5
Commercial	6,793	67	4,933	62	13,535	67	9,815	62	23,477	65
Medicare *	458	4	322	4	831	4	681	4	1,379	4
Medicaid	$2,408	24	$2,349	30	$4,968	24	$4,645	30	$9,535	26

Net Revenue	$10,131		$7,947		$20,275		$15,823		$36,023

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts - in thousands)

As of December 31, 2007

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$600	$99	$51	$81	$106	$269	$57	$235	$1,498
Commercial	802	1,017	712	140	181	252	40	76	3,220
Medicare	95	14	24	5	7	8	--	--	153
Medicaid	1,096	89	36	38	1	50	--	--	1,310
Total	$2,593	$1,219	$823	$264	$295	$579	$97	$311	$6,181

As of June 30, 2007

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$102	$119	$151	$108	$121	$77	$178	$36	$892
Commercial	1,608	974	616	197	105	100	160	96	3,856
Medicare	134	69	4	15	24	28	--	--	274
Medicaid	1,030	143	68	42	24	230	--	--	1,537
Total	$2,874	$1,305	$839	$362	$274	$435	$338	$132	$6,559

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

Allowance for doubtful accounts:

The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance. These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables. The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period. This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance.

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. There has been no valuation allowance provided on the Company’s deferred tax assets since the fourth quarter of fiscal year ended June 30, 2006.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The values the Company records for goodwill and other intangible assets are reviewed by the Company, at least annually, and represent fair values. Such valuations require the Company to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company’s business plans for the acquired businesses. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

Results of Operations

The following table illustrates our consolidated results of operations for the three and six months ended December 31, 2007 and 2006 (in thousands):

For the Three Months Ended December 31,		For the Six Months ended December 31,

2007	2006	2007	2006

(in thousands)

Statements of Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$12,694	100.0	$9,952	100.0	$25,399	100.0	$20,015	100.0
Cost and Expenses:
Patient care expenses	6,289	49.54	4,853	46.76	12,195	48.01	9,108	45.51
Contract expenses	824	6.49	687	6.90	1,626	6.40	1,526	7.62
Administrative expenses	4,406	34.71	3,460	34.76	8,588	33.81	7,422	37.08
Provision for bad debts	342	2.70	347	3.49	765	3.01	800	4.00
Interest expense	117	0.92	212	2.14	249	0.98	332	1.66
Other (income) expenses, net	(71)	-0.56	(31)	-0.31	(118)	-0.46	(63)	-0.31

Total expenses	11,907	93.80	9,529	95.75	23,305	91.75	19,125	95.56

Income before income taxes	787	6.20	423	4.25	2,094	8.25	889	4.44

Provision for income taxes	305	2.40	162	1.63	812	3.20	345	1.72

Net income	$482	3.80	$261	2.62	$1,282	5.05	$544	2.72

Results of Operations

Total net revenue from operations increased 27.6% to $12,694,430 for the three months ended December 31, 2007 from $9,952,360 for the three months ended December 31, 2006 and 26.9% to $25,398,596 for the six months ended December 31, 2007 from $20,014,566 for the six months ended December 31, 2006.

Net patient care revenue increased 27.5% to $10,131,201 for the three months ended December 31, 2007 from $7,946,670 for the three months ended December 31, 2006 and 28.1% to $20,274,636 for the six months ended December 31, 2007 from $15,823,102 for the six months ended December 31, 2006. This increase in revenue is due primarily to the new capitated contract signed by the Company in January 2007 and a 5.9% increase in census at our inpatient facilities for the six months ended December 31, 2007.

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

Revenue from pharmaceutical studies increased 62.7% to $1,421,853 for the three months ended December 31, 2007 from $873,920 for the three months ended December 31, 2006 and 47.7% to $2,842,818 for the six months ended December 31, 2007 from $1,925,303 for the six months ended December 31, 2006. This increase is due to the start of a large study in the last quarter of fiscal 2007 after being delayed for a significant period. The cyclical nature of the pharmaceutical research business, where the size and number of clinical trial starts and stops changes daily, makes revenue projections difficult and revenues and income vary greatly from period to period.

Contract support services revenue provided by Wellplace remained relatively stable at $1,141,376 for the three months ended December 31, 2007 compared to $1,131,770 for the three months ended December 31, 2006 and $2,281,142 for the six months ended December 31, 2007 from $2,266,161 for the six months ended December 31, 2006. The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and Smoking Cessation programs.

Patient care expenses in our treatment centers increased 23.5% to $5,472,592 for the three months ended December 31, 2007 from $4,431,765 for the three months ended December 31, 2006 and 26.9% to $10,768,666 for the six months ended December 31, 2007 from $8,486,731 for the six months ended December 31, 2006. This increase in expenses is due to the new capitated contract mentioned above with the majority of the increases in expenses directly related to the patient care expenses related to the contract such as payroll, taxes, consultant services and contract expenses which includes payment for bed days under the contract. There were also some increases in other hospital related expenses such as food and pharmacy as a result of the higher census.

Patient care expenses related to our pharmaceutical or research division increased 93.8% to $816,814 for the three months ended December 31, 2007 from $421,549 for the three months ended December 31, 2006 and 57.0% to $1,426,606 for the six months ended December 31, 2007 from $908,486 for the six months ended December 31, 2006. This increase is due to the increase in the number of studies and study participants.

Contract support services expenses increased 19.9% to $823,571 for the three months ended December 31, 2007 from $687,174 for the three months ended December 31, 2006 and 6.6% to $1,626,219 for the six months ended December 31, 2007 from $1,525,729 for the six months ended December 31, 2006. This increase is primarily the result of increased consultant and maintenance costs related to the smoking cessation software created for Wellplace.

Administrative expenses increased 29.7% to $3,799,897 for the quarter ended December 31, 2007 from $2,929,865 for the quarter ended December 31, 2006 and 25.0% to $7,409,833 for the six months ended December 31, 2007 from $5,926,006 for the six months ended December 31, 2006. For both the three month and the six months ended December 31, 2007, these changes are a result of the increased administrative payroll and employee benefits related to new capitated contract and the increase in staff as we ramp up for the opening of the Seven Hills Hospital. Administrative payroll increased 27.7% and 23.3% for the quarter and six months ended December 31, 2007, respectively. Rent expense increased 47.5% for the quarter ended December 31, 2007, as compared to the same periods last year, due to the additional offices opened to service the clients covered by the new capitated contract. Utilities also increased approximately 10.4% for the quarter, as compared to the same period last year, which was also related to the opening of the new offices. In addition depreciation increased 64.0% for the quarter, as compared to the same period last year, as we began using the Meditech software and related equipment in the current fiscal year. Fees and Licenses increased 67.1% for the six months ended December 31, 2007, as compared to the same period last year, as a result of our accreditation processes in all our facilities.

Administrative expenses related to the pharmaceutical research division increased 14.4% to $605,757 for the three months ended December 31, 2007 from $529,555 for the three months ended December 31, 2006 and decreased 2.6% to $1,177,613 for the six months ended December 31, 2007 from $1,208,663 for the six months ended December 31, 2006. The decrease over the six months is the result of the closing of the Michigan office in October of last year with the increase in the quarter a result of increased studies and related administrative payroll expenses.

Provision for doubtful accounts decreased 1.5% to $342,342 for the three months ended December 31, 2007 from $347,458 for the three months ended December 31, 2006 and decreased 4.4% to $764,568 for the six months ended December 31, 2007 from $799,983 for the six months ended December 31, 2006. The Company’s policy is to maintain reserves based on the age of its receivables. This decrease in the provision for doubtful accounts is largely attributable to the change in age of the receivables and the utilization of the Allowance of $891,839 against Accounts Receivables.

Interest income increased 55.3% to $52,504 for the three months ended December 31, 2007 from $33,808 for the three months ended December 31, 2006 and 27.6% to $85,039 for the six months ended December 31, 2007 from $66,657 for the six months ended December 31, 2006. This increase is a result of increased balances in our short term investment accounts.

Other income / expense changed to an income of $18,472 for the three months ended December 31, 2007 from an expense of $3,135 for the three months ended December 31, 2006 and to an income of $32,571 for the six months ended December 31, 2007 from an expense of $4,078 for the six months ended December 31, 2006. This change is due to the processing of an insurance settlement of $10,000 in the first quarter.

Interest expense decreased 44.8% to $117,319 for the three months ended December 31, 2007 from $212,441 for the three months ended December 31, 2006 and 25.2% to $248,700 for the six months ended December 31, 2007 from $332,271 for the six months ended December 31, 2006. This decrease is primarily the result of higher interest recorded in the previous year with the refinancing of the Company’s long term debt.

The Company’s provision for income taxes of $305,282 for the three month period ended December 31, 2007 is based on an estimated combined tax rate of approximately 39% for both Federal and State taxes based on Company earnings projections. If this estimate is found to be high or low, adjustments will be made in the period of the determination. This will most likely be at year end when tax estimates can be more accurately made.

There are no trends or events that the Company expects will have a material impact on the Company’s Revenues or Net Income.

Liquidity and Capital Resources

The Company‘s net cash provided by operating activities was $3,089,973 for the six months ended December 31, 2007 compared to $1,344,113 for the six months ended December 31, 2006. Cash flow provided by operations in the six months ended December 31, 2007 consists of net income of $1,281,843 plus depreciation and amortization of $489,271, non–cash interest expense of $76,999, non-cash share based charges of $232,938, an increase in accounts payable of $123,487, deferred tax expense of $670,080, a decrease in prepaid expenses of $202,577 and a decrease in accounts receivable of $1,537,397 offset by a decrease in allowance for doubtful accounts of $891,839, a decrease in other assets of $42,097 and a decrease in accrued expenses and other liabilities of $675,057.

Cash used in investing activities in the six months ended December 31, 2007 consisted of $979,242 in capital expenditures including construction in progress of our new facility at Seven Hills, compared to $298,413 in capital expenditures during the same period last year.

Cash used in financing activities of $1,752,192 in the six months ended December 31, 2007 was the result of the purchase of treasury stock for $430,966, a decrease in the Company’s revolving credit line of $864,916 and repayment of $536,211 on the Company’s long-term debt, partially offset by $79,901 received from the issuance of common stock.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of December 31, 2007, accounts receivable from patient care, net of allowance for doubtful accounts, decreased 5.8% to $6,180,555 from $6,559,387 on June 30, 2007. This decrease is primarily due to improved collection efforts. The Company monitors increases in accounts receivable closely and strives to assure that increases in receivables are in line with increases in revenue. Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims. The Company has begun the process of changing its software related to the recording, billing and collecting of Accounts Receivable. The first facility went live on the system July 1, 2007. Two additional facilities converted on October 1, 2007 and one additional facility converted on November 1, 2007. The final facility is expected to be converted on April 1, 2008. This system will assist staff in the timely billing and collection of receivables. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

The Company expects to experience significant increases in cash used in investing activities over the next two quarters as the Seven Hills facility build-out investment will be completed and the fixed asset costs related to furnishing the facility will be incurred.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2007 are as follows (in thousands):

YEAR ENDING December 31,	TERM NOTES		CAPITAL LEASES *		OPERATING LEASES	TOTAL**
	Principal	Interest	Principal	Interest
2008	$1,117	$23	$184	$32	$2,162	$3,518
2009	239	18	147	19	2,108	2,531
2010	48	14	113	10	1,607	1,792
2011	48	10	29	2	974	1,064
2012	53	5	--	--	438	496
2013	30	1	--	--	125	155
Thereafter	--	--	--	--	--	--
Total	$1,535	$71	$473	$63	$7,414	$9,556

* The Meditech Lease – The total Capital Lease amount above includes the Meditech Lease, which was listed separately prior to June 30, 2007, since the total amount on the lease has been advanced and we have begun the implementation process as of July 1, 2007.

** Total does not include the amount due under the revolving credit note of $653,826. This amount represents amounts advanced on the accounts receivable funding described below and is shown as a current note payable in the accompanying Financial Statements.

In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes were subject to additional adjustment based on the earnings of the acquired operations. Since adjustment could be positive or negative based on earnings, with no ceiling or floor, the liability for these notes was only recorded after the required revenue targets were met. This treatment is in accordance with SFAS No. 141, “Business Combinations”, which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $294,073 which represents the earn-out for the Pivotal acquisition through December 31, 2005 net of payments made through December 31, 2007. Additional earn-out requirements have been met on the $500,000 note which resulted in the recording of this earn-out note in the amount of $923,934 which includes $80,000 in accrued interest. The above table includes the outstanding balance on this note of $486,535. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $185,584 is included in the table above.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity. Each of the Company’s material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $287,143 at December 31, 2007, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of class A common stock at $3.09 per share valued at $456,880. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan. As of December 31, 2007 the Company had $2,412,857 available under the term loan.

The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of December 31, 2007 was $653,826. For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of December 31, 2007 for the revolving credit note is not included in the above table. The average interest rate paid on the revolving credit loan for the six months ended December 31, 2007, which includes the amortization of deferred financing costs related to the financing of the debt, was 22.70%.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:

•	Differences in actual and estimated earnings and cash flows;
•	Operating results differing from analysts’ estimates;
•	Changes in analysts’ earnings estimates;
•	Quarter-to-quarter variations in operating results;
•	Changes in market conditions in the behavioral health care industry;
•	Changes in market conditions in the research industry;

•	Changes in general economic conditions; and
•	Fluctuations in securities markets in general.

Financial Risk

•

Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense fluctuate with changes in the prime rate. On this debt, each 25 basis point increase or decrease in the prime rate will affect an annual increase or decrease in interest expense of approximately $2,352.

•

Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk

•

Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,180,555 at December 31, 2007, $6,559,387 at June 30, 2007 and $6,995,475 at June 30, 2006. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at December 31, 2007 and June 30, 2007, respectively, and Bad Debt Expense for the six months ended December 31, 2007 and the year ended June 30, 2007:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

December 31, 2007	$9,053,301	$2,872,746	$764,568
June 30, 2007	10,323,970	3,764,583	1,933,499

•

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the SEC’s Rules and Forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As reported in the Company’s 10-K for the year ended June 30, 2007, during the preparation of the financial statements to be included in the 2007 Form 10-K, a material weakness in internal control over financial reporting was identified relating to timely reconciliation of certain balance sheet items, primarily cash, accrued expenses and other accounts receivable, resulting from staffing turnover in the accounting area. As a result, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were ineffective due solely to, and only to the extent of, the identified material weakness. During the first quarter of Fiscal 2008, the Company put into effect the comprehensive plan to remediate the material weakness which, based on the monthly review of account reconciliations, has been determined to be an effective method to assure timely reconciliation and adequate control over financial reporting.

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

Change in Internal Controls

There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Repurchase of Treasury Stock

During the Quarter the Company purchased equity securities on the open market as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

October 1, 2007 – October 31, 2007	--	--

November 1, 2007 – November 30, 2007	--	--

December 1, 2007 – December 31, 2007	13,600	2.65

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on December 19, 2007. In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management’s nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the shareholders voted to increase the number of shares of Class A Common Stock available for issuance under the 2003 Stock Purchase and Option Plan from 1,300,000 shares to 1,900,000 shares and the shareholders voted to ratify the selection of Eisner LLP, Registered Public Accounting firm, to audit the Company’s books and records for the fiscal year ending June 30, 2008. No other matters were brought before the shareholders. The following table provides the total vote information on each matter voted upon during the 2007 annual meeting:

DIRECTOR VOTE	FOR	WITHHELD	UNVOTED
Class A Directors
Donald E. Robar	14,223,637	300,662	4,975,531
Howard W. Phillips	14,375,011	149,288	4,975,531

Class B Directors
Bruce A. Shear	736,989	11	38,760
William F. Grieco	736,989	11	38,760
David E. Dangerfield	736,989	11	38,760

PROPOSAL VOTE	FOR	AGAINST	ABSTAINED	BROKER NON-VOTE

To ratify the selection of Eisner LLP	18,157,704	48,060	3,510

To amend the 2003 option plan	8,771,614	1,552,040	461,142	7,817,895

Item 6.	Exhibits

Exhibit List

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHC, Inc.
Registrant
Date: February 14, 2008	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

PHC, Inc.
Registrant
Date: February 14, 2008	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer