Form 10-Q
period 2008-03-31
PHC INC /MA/
filed 2008-05-15
CIK 915127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"; in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer __________	Accelerated filer __________

Non accelerated filer __________	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of May 2, 2008:

Class A Common Stock	19,423,361
Class B Common Stock	775,760

PHC, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -; March 31, 2008 (unaudited) and June 30, 2007

Condensed Consolidated Statements of Income (unaudited) - Three and nine months ended March 31, 2008 and March 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended March 31, 2008 and March 31, 2007

Notes to Condensed Consolidated Financial Statements - March 31, 2008

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
ASSETS	2008	2007
Current assets:	(unaudited)
Cash and cash equivalents	$3,555,153	$3,395,173
Accounts receivable, net of allowance for doubtful accounts of $2,864,042 at March 31, 2008 and $3,764,583 at June 30, 2007	6,654,422	6,524,387
Pharmaceutical receivables	1,743,179	1,942,268
Prepaid expenses	599,960	688,600
Other receivables and advances	633,366	868,628
Deferred income tax asset	1,263,214	2,015,000
Total current assets	14,449,294	15,434,056
Accounts receivable, non-current	35,000	35,000
Other receivables	74,090	91,697
Property and equipment, net	2,442,574	2,121,191
Deferred financing costs, net of amortization of $243,907 and $150,124 at March 31, 2008 and June 30, 2007	506,587	613,865
Customer relationships, net of amortization of $470,000 at March 31, 2008 and $380,000 at June 30, 2007, respectively	1,930,000	2,020,000
Goodwill	3,508,576	3,508,576
Other assets	4,729,491	3,465,356
Total assets	$27,675,612	$27,289,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,202,709	$1,261,841
Current maturities of long-term debt	1,235,822	1,134,300
Revolving credit note	1,063,738	1,518,742
Deferred revenue	153,734	433,301
Current portion of obligations under capital leases	173,899	205,858
Accrued payroll, payroll taxes and benefits	1,606,959	1,631,693
Accrued expenses and other liabilities	1,591,838	1,702,772
Total current liabilities	7,028,699	7,888,507
Long-term debt, net of current maturities	595,317	831,387
Obligations under capital leases	247,607	226,706
Deferred tax liability	93,000	93,000
Total liabilities	7,964,623	9,039,600
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,786,059 and 19,622,076 shares issued at March 31, 2008 and June 30, 2007, respectively	197,860	196,221
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,760 issued and outstanding at March 31, 2008 and June 30, 2007, respectively, each convertible into one share of Class A common stock	7,758	7,758
Additional paid-in capital	27,265,105	26,812,808
Treasury stock, 362,698 shares and 199,098 shares of Class A common stock at March 31, 2008 and June 30, 2007, respectively, at cost	(622,666)	(191,700)
Accumulated deficit	(7,137,068)	(8,574,946)
Total stockholders' equity	19,710,989	18,250,141
Total liabilities and stockholders'equity	$27,675,612	$27,289,741

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Patient care, net	$10,164,933	$10,022,611	$30,439,569	$25,845,713
Pharmaceutical studies	803,541	1,164,195	3,646,359	3,089,498
Contract support services	1,174,455	1,131,237	3,455,597	3,397,398
Total revenues	12,142,929	12,318,043	37,541,525	32,332,609
Operating expenses:
Patient care expenses	5,675,813	5,808,401	16,444,479	14,295,132
Patient care expenses, pharmaceutical	706,073	601,737	2,132,679	1,510,223
Cost of contract support services	894,866	776,893	2,521,085	2,302,622
Provision for doubtful accounts	204,203	426,812	968,771	1,226,795
Administrative expenses	3,847,632	3,467,960	11,257,465	9,393,966
Administrative expenses, pharmaceutical	527,764	598,085	1,705,377	1,806,748
Total operating expenses	11,856,351	11,679,888	35,029,856	30,535,486

Income from operations	286,578	638,155	2,511,669	1,797,123

Other income (expense):
Interest income	62,589	52,775	147,628	119,432
Other income	8,631	(3,430)	41,202	(7,508)
Interest expense	(102,733)	(168,797)	(351,433)	(501,068)

Total other expenses, net	(31,513)	(119,452)	(162,603)	(389,144)

Income before provision for taxes	255,065	518,703	2,349,066	1,407,979
Provision for income taxes	99,030	202,924	911,188	547,829

Net income applicable to common shareholders	$156,035	$315,779	$1,437,878	$860,150

Basic net income per common share	$0.01	$0.02	$0.07	$0.05

Basic weighted average number of shares outstanding	20,188,228	19,858,979	20,160,501	19,037,806

Diluted net income per common share	$0.01	$0.02	$0.07	$0.04

Diluted weighted average number of shares outstanding	20,477,709	20,626,118	20,479,500	19,644,201

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,437,878	$860,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772,039	499,196
Non-cash interest expense	115,560	157,301
Deferred income tax expense	751,786	355,768
Non-cash stock based compensation	339,211	163,766
Provision for for doubtful accounts	968,771	1,226,795
Changes in:
Accounts receivable	(646,848	(1,662,570)
Prepaid expenses and other current assets	88,640	(156,597)
Other assets	(437,628)	(151,939)
Accounts payable	(59,132)	322,446
Accrued expenses and other liabilities	(415,235)	1,158,467
Net cash provided by operating activities	2,915,042	2,772,783

Cash flows from investing activities:
Construction in progress	(276,062)	(431,377)
Acquisition of property and equipment	(854,144)	(675,953)
Equity investment in unconsolidated entities	(699,735)	(400,000)
Net cash used in investing activities	(1,829,941)	(1,507,330)

Cash flows from financing activities:
Revolving debt, net	(455,004)	(347,241)
Principal payments on long-term debt	(153,876)	(880,504)
Proceeds from issuance of common stock, net	114,725	2,392,262
Purchase of treasury stock	(430,966)	--
Net cash (used in) provided by financing activities	(925,121)	1,164,517

Net increase in cash and cash equivalents	159,980	2,429,970
Beginning cash and cash equivalents	3,395,173	1,820,105
Ending cash and cash equivalents	$3,555,153	$4,250,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$200,631	$369,522
Income taxes	360,326	295,931

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in a cashless exercise of warrants	$--	$63,333
Issuance of common stock in a cashless exercise of options	407	29,940
Obligations under capital leases	247,607	393,867
Pivotal earn-out Note B recorded	--	843,934

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2008

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

Pharmaceutical study services, including three clinical study sites: two in Arizona, in Peoria and Mesa, and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company's research sites operate as Pivotal Research Centers;

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2007 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying financial statements should be read in conjunction with the June 30, 2007 consolidated financial statements and footnotes thereto included in the Company's 10-K filed on September 28, 2007 and 10-K/A filed on October 5, 2007.

Estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid and the realization of deferred tax benefits.

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

The Company's policy is to collect estimated co-payments and deductibles at the time of admission. Payments are made by way of cash, check or credit card. If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company's policy is to allow payment to be made in three installments - one third due upon admission, one third due upon discharge and the balance due 30 days after discharge. At times the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement. In this case the Company will make arrangements with the patient once his or her condition is stabilized. At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined. Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

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

Note C- Stock Based Compensation

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and anon-employee directors' stock option plan.

The stock option plan provides for the issuance of a maximum of 1,900,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be lessthan the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

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

The Company follows the provisions of SFAS No. 123 (revised 2004, "Share Based Payment") (SFAS No. 123R. Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company's stock compensation is accounted for as an equity instrument and there have been no liability awards granted. Any income tax benefit related to stock compensation will be shown under the financing section of the Cash Flow Statement. Based on the Company's historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of SFAS 123R, the Company recorded $87,786 and $72,082 of stock-based compensation on its consolidated condensed statement of income for the three months ended March 31, 2008 and 2007, respectively, and $294,827 and $163,766 for the nine months ended March 31, 2008 and 2007 respectively.

The Company had the following activity in its stock option plans for the nine months ended March 31, 2008:

	Number Of Shares		Weighted-Average Exercise Price Per Share	Intrinsic Value At March 31, 2008
		$
Balance - June 30, 2007	1,096,000		1.76
Granted	360,000		$2.85
Exercised	174,000		$0.84
Expired	--		$--
Balance - March 31, 2008	1,282,000		$2.19	$817,433

Exercisable	780,125		$1.85	$764,908

The total intrinsic value of the options exercised during the nine months ended March 31, 2008 was $331,614.

The following summarizes the activity of the Company's stock options that have not vested for the nine months ended March 31, 2008.

	Number Of Shares	Weighted- Average Fair Value

Nonvested at July 1, 2007	304,374	$1.33
Granted	360,000	$1.37
Expired	0	$--
Vested	162,499	$1.27
Nonvested at March 31, 2008	501,875	$1.29

The compensation cost related to the fair value of these shares of $648,671 will be recognized when these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted. The weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2008 and March 31, 2007 was $1.21 and $1.86, respectively, and the weighted-average fair value of the options granted for the nine months ended March 31, 2008 and March 31, 2007 was $1.37 and $1.58, respectively, using the following assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

Average risk-free interest rate	4.00%	4.60%	4.00%	4.60%
Expected dividend yield	None	None	None	None
Expected life	5 years	8.12 years	5.83 years	6.97 years
Expected volatility	44.0%	48.0%	44.0%	48.0%

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

Note D- Reclassifications

Certain March 31, 2007 amounts have been reclassified to be consistent with the March 31, 2008 presentation.

Note E - Business Segment Information

The Company's behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company';s segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company's segment data:

	Treatment Services	Pharmaceutical Study Services	Contract Services	Administrative Services	Eliminations	Total

For the three months ended March 31, 2008

Revenue -;external Customers	$10,164,933	$803,541	$1,174,455	$--	$--	$12,142,929
Revenues -intersegment	111,950	--	--	1,107,645	(1,219,595)	--
Segment net income (loss)	1,476,091	(450,789)	274,315	(1,143,582)	--	156,035
Capital expenditures	319,381	13,733	1,713	3,964	--	338,791
Depreciation & amortization	137,071	41,974	29,754	73,969	--	282,768
Interest expense	43,306	11,580	235	47,612	--	102,733
Income tax expense	76,253	8,913	6,932	6,932	--	99,030

For the three months ended March 31, 2007
Revenue-external customers	$10,022,611	$1,164,195	$1,131,237	$--	$--	$12,318,043
Revenues -intersegment	--	--	18,645	924,000	(942,645)	--
Segment net income (loss)	1,151,444	(80,203)	288,880	(1,044,342)	--	315,779
Capital expenditures	674,211	224	12,264	17,208	--	703,907
Depreciation & amortization	103,483	38,231	14,038	13,826	--	169,578
Interest expense	98,456	44,721	1,071	24,549	--	168,797
Income tax expense	138,839	--	66,829	(2,744)	--	202,924

For the nine months ended March 31, 2008
Revenue-external Customers	$30,439,569	$3,646,359	$3,455,597	$--	$--	$37,541,525
Revenues -intersegment	316,950	--	--	3,196,845	(3,513,795)	--
Segment net income (loss)	4,551,884	(317,231)	876,949	(3,673,724)	--	1,437,878
Capital expenditures	989,820	25,200	18,530	96,656	--	1,130,206
Depreciation & amortization	401,221	123,608	87,731	159,479	--	772,039
Interest expense	161,009	43,527	2,018	144,879	--	351,433
Income tax expense	701,615	82,007	63,783	63,783	--	911,188
Identifiable assets	13,570,832	6,488,778	766,531	6,849,471	--	27,675,612
Goodwill and intangible assets	969,098	4,469,478	--	--	--	5,438,576

Note E - Business Segment Information (continued)

	Treatment Services	Pharmaceutical Study Services	Contract Services	Administrative Services	Eliminations	Total

For the nine months ended March 31, 2007
Revenue-external customers	$25,845,713	$3,089,498	$3,397,398	$--	$--	$32,332,609
Revenues -intersegment	4,500	--	59,755	2,772,000	(2,836,255)	--
Segment net income (loss)	3,159,463	(380,073)	959,224	(2,878,464)	--	860,150
Capital expenditures	829,072	25,532	13,829	238,897	--	1,107,330
Depreciation & amortization	280,810	115,608	65,069	37,709	--	499,196
Interest expense	291,419	152,745	3,464	53,440		501,068
Income tax expense	372,196	--	175,634	(1)	--	547,829

At June 30, 2007
Identifiable assets	10,624,784	6,792,439	807,361	9,065,157	--	27,289,741
Goodwill and intangible assets	969,099	4,559,477	--	--	--	5,528,576

Note F - Debt covenants

For the period and quarter ended March 31, 2008, the Company was not in compliance with its long term debt covenants related to Earnings Before Interest Taxes Depreciation and Amortization. These covenants are based on the Company's projections using an equally distributed average of the Company';s annual projections, which we failed to meet for the quarter ended March 31, 2008.  CapitalSource, the Company's lender, has provided the Company with a waiver of this covenant for the period.

Note G - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board "FASB") issued SFAS No. 157, "Fair Value Measurements" to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. The standarad does not expand the use of fair value in any new circumstances.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2009 fiscal year.    The FASB has provided a one year deferral for the implementation for non-financial assets and liabilities.  The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" which replaces FASB Statement No. 141. SFAS 141R requires the use of the acquisition method defines the acquirer, establishes the acquisition date, requires acquisition-related costs to be expensed as incurred and broadens the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity"s fiscal year that begins after December 15, 2008, which will be the Company's fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - amendments of ARB No. 51 (SFAS 160)"; SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008, which corresponds to the Company's fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company's financial position and results of operations.

Note H - Income Tax

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

Tax years 2003-2006 remain open to examination by the major taxing authorities to which we are subject.

Note I - Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year. Class B common stock has additional voting rights. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the three months and nine months ended March 31, 2008 and 2007 using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Weighted average shares outstanding - basic	20,188,228	19,858,979	20,160,501	19,037,806
Employee stock options	270,087	568,128	298,999	435,852
Warrants	19,394	199,011	20,000	170,543

Weighted average shares outstanding - fully diluted	20,477,709	20,626,118	20,479,500	19,644,201

Note J - Investment in uncolsolidated entity

During the quarter ended March 31, 2008 the Company, through its subsidiary PHC of Nevada, Inc. dba Harmony, purchased 25% membership in Behavioral Health Partners, LLC for $700,000. Behavioral Health Partners, LLC is a real estate developer who owns property, zoned for behavioral health, in the Sunset area of Las Vegas. This investment has no impact on the operations of the Company.  The first projected use of the real estate will be to build a 7,000 square foot out-patient clinic that will be rented by Harmony. There is sufficient real estate available for development to build additional in-patient or out-patient facilities as the need demands.

Item 2.	Management-s Discussion and Analysis of Financial Condition and Results of Operations.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA "Audit and Accounting Guide for Health Care Organizations"; Net contractual adjustments recorded in the quarter ended March 31, 2008 for revenue booked in prior years resulted in a decrease in net revenue of approximately $19,000. Net contractual adjustments recorded in fiscal 2007 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $26,000.

During the fiscal year ended June 30, 2007, a Medicare cost report settlement of $255,600 was received. During the three and nine months ended March 31, 2008, cost report settlements of $67,888 and $668,160, respectively, were recorded.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of March 31, 2008, 2007 and June 30, 2007, for our treatment services segment.

Net Revenue by Payor (in thousands)

For the Three Month Ended March 31,	For the Nine Months Ended March 31,

	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Private Pay	$469	5	$481	5	$1,410	5	$1,164	5
Commercial	6,750	66	6,925	69	20,285	67	16,739	65
Medicare *	182	2	320	3	1,013	3	1,001	4
Medicaid	$2,764	27	$2,297	23	$7,732	25	$6,942	26

Net Revenue	$10,165		$10,023		$30,440		$25,846

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of March 31, 2008

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$535	$271	$152	$70	$105	$132	$28	$262	$1,555
Commercial	1,260	929	685	98	204	406	67	74	3,723
Medicare	76	--	--	--	--	--	--	7	83
Medicaid	1,056	206	38	1	--	3	--	24	1,328
Total	$2,927	$1,406	$875	$169	$309	$541	$95	$367	$6,689

As of June 30, 2007

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$102	$119	$151	$108	$121	$77	$178	$36	$892
Commercial	1,608	974	616	197	105	100	160	96	3,856
Medicare	134	69	4	15	24	28	--	--	274
Medicaid	1,030	143	68	42	24	230	--	--	1,537
Total	$2,874	$1,305	$839	$362	$274	$435	$338	$132	$6,559

              The Company's days sales outstanding "DSO" are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 43 days for the nine months ended March 31, 2008 and 73 days the fiscal year ended June 30, 2007. The table below shows the DSO by segment for the same periods.

Period	Treatment	Pharmaceutical	Contract
End	Services	Services	Services

03/31/2008	57	126	48
06/30/2007	66	155	41

Changes in the Pharmaceutical Services DSO';s are volatile as they are related to the irregular starts and stops of studies and the type of studies being conducted. Contract Services DSO's fluctuate dramatically by the delay in payment of a few days for any of our large contracts.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes" SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. There has been no valuation allowance provided on the Company's deferred tax assets since June 30, 2006.

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

Results of Operations

The following table illustrates our consolidated results of operations for the three and nine months ended March 31, 2008 and 2007 (in thousands):

		For the Three Months Ended			For the Nine Months ended
		March 31,			March 31,
	2008		2007	2008			2007
			(in thousands)
Statements of Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$12,143	100.0	$12,318	100.0	$37,541	100.0	$32,333	100.0
Cost and Expenses:
Patient care expenses	6,382	52.6	6,410	52.0	18,577	49.5	15,805	48.9
Contract expenses	895	7.4	777	6.3	2,521	6.7	2,303	7.1
Administrative expenses	4,375	36.0	4,066	33.0	12,963	34.5	11,201	34.6
Provision for bad debts	204	1.7	426	3.5	969	2.6	1,227	3.8
Interest expense	103	0.8	169	1.4	351	1.0	501	1.5
Other (income) expenses, net	(71)	(0.6)	(49)	(0.4)	(189)	(0.5)	(112)	(0.3)

Total expenses	11,888	97.9	11,799	95.8	35,192	93.8	30,925	95.6

Income before income taxes	255	2.1	519	4.2	2,349	6.2	1,408	4.4

Provision for income taxes	99	0.8	203	1.6	911	2.4	548	1.7

Net income	$156	1.3	$316	2.6	$1,438	3.8	$860	2.7

Total net revenue from operations decreased 1.4% to $12,142,929 for the three months ended March 31, 2008 from $12,318,043 for the three months ended March 31, 2007, primarily related to a significant reduction in research revenue, and increased 16.1% to $37,541,525 for the nine months ended March 31, 2008 from $32,332,609 for the nine months ended March 31, 2007.

Net patient care revenue increased 1.4% to $10,164,933 for the three months ended March 31, 2008 from $10,022,611 for the three months ended March 31, 2007 and 17.8% to $30,439,569 for the nine months ended March 31, 2008 from $25,845,713 for the nine months ended March 31, 2007. This increase in revenue is due primarily to a 17.0% increase in census at our inpatient facilities for the nine months ended March 31, 2008.

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

Revenue from pharmaceutical studies decreased 31.0% to $803,541 for the three months ended March 31, 2008 from $1,164,195 for the three months ended March 31, 2007 and increased 18.0% to $3,646,359 for the nine months ended March 31, 2008 from $3,089,498 for the nine months ended March 31, 2007. This increase and subsequent decline is due to the unpredictable nature of studies, where study starts can be significantly delayed or stopped abruptly or increased on short notice based on the needs of the pharmaceutical companies. The cyclical nature of the pharmaceutical research business, where the size and number of clinical trial starts and stops changes daily, makes revenue projections difficult and revenues and income vary greatly from period to period; however, a recently implemented phase one study began generating revenue in April 2008 which should have a positive impact in future revenue and income from the research division. .

Contract support services revenue provided by Wellplace increased 3.82% to $1,174,455 for the three months ended March 31, 2008 compared to $1,131,237 for the three months ended March 31, 2007 and 1.71% to $3,455,597 for the nine months ended March 31, 2008 from $3,397,398 for the nine months ended March 31, 2007. This increase is due to a change in services provided under one of our current contracts. The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and Smoking Cessation programs.

                Patient care expenses in our treatment centers decreased 2.3% to $5,675,813 for the three months ended March 31, 2008 from $5,808,401 for the three months ended March 31, 2007 and increased 15.0% to $16,444,479 for the nine months ended March 31, 2008 from $14,295,132 for the nine months ended March 31, 2007. This increase in expenses is due a capitated, at-risk, contract with a major insurer which began in January, 2007, with the majority of the increases in expenses directly related to the patient care expenses related to the contract such as payroll, taxes, consultant services and contract expenses which includes payment for bed days under the contract. There were also some increases in other hospital related expenses such as food and pharmacy as a result of the higher census.

Patient care expenses related to our pharmaceutical or research division increased 17.3% to $706,073 for the three months ended March 31, 2008 from $601,737 for the three months ended March 31, 2007 and 41.2% to $2,132,679 for the nine months ended March 31, 2008 from $1,510,223 for the nine months ended March 31, 2007. This increase is due to an increase in the number of studies and study participants with some direct costs incurred prior to billable units of service being recorded .

Contract support services expenses increased 15.2% to $894,866 for the three months ended March 31, 2008 from $776,893 for the three months ended March 31, 2007 and 9.5% to $2,521,085 for the nine months ended March 31, 2008 from $2,302,622 for the nine months ended March 31, 2007. This increase is primarily the result of increased consultant and maintenance costs related to the smoking cessation software created for Wellplace.

Administrative expenses increased 11.0% to $3,847,632 for the quarter ended March 31, 2008 from $3,467,960 for the quarter ended March 31, 2007 and 19.8% to $11,257,465 for the nine months ended March 31, 2008 from $9,393,966 for the nine months ended March 31, 2007. For both the three month and the nine months ended March 31, 2008, these changes are a result of the increased administrative payroll and employee benefits related to the new capitated contract and the increase in staff as we ramp up for the opening of our new facility, Seven Hills Hospital. Administrative payroll increased 4.4% and 19.1% for the quarter and nine months ended March 31, 2008, respectively. Rent expense showed a minor increase for the quarter ended March 31, 2008, as compared to the same periods last year, but an increase of 26.7% for the nine months ended March 31, 2008 due to the additional offices opened to service the clients covered by the new capitated contract in January 2007. In addition depreciation increased 56.2% for the quarter, as compared to the same period last year, as we began using Meditech software and related equipment in the current fiscal year. Fees and Licenses increased 93.0% for the nine months ended March 31, 2008, as compared to the same period last year as a result of our accreditation processes in all our facilities. This increase also includes approximately $112,000 in direct pre-opening expenses and at least an equal amount in indirect pre-opening expenses for the Seven Hills Behavioral Institute projected to open for business in May 2008. The management staff has been hired and working since the beginning of the quarter in order to prepare for the opening of the hospital. The official Grand Opening took place on April 30, 2008. The company expects to have the license finalized and in place and begin admitting patients in May 2008.

Administrative expenses related to the pharmaceutical research division decreased 11.8% to $527,764 for the three months ended March 31, 2008 from $598,085 for the three months ended March 31, 2007 and decreased 5.6% to $1,705,377 for the nine months ended March 31, 2008 from $1,806,748 for the nine months ended March 31, 2007. The decrease over the nine months is the result of the closing of the Michigan office in October of last year.

Provision for doubtful accounts decreased 52.2% to $204,203 for the three months ended March 31, 2008 from $426,812 for the three months ended March 31, 2007 and decreased 21.0% to $968,771 for the nine months ended March 31, 2008 from $1,226,795 for the nine months ended March 31, 2007. The Company's policy is to maintain reserves based on the age of its receivables. This decrease in the provision for doubtful accounts is largely attributable to the change in age of the receivables and the utilization of the allowance of $900,543 against accounts receivables.

Interest income increased 18.6% to $62,589 for the three months ended March 31, 2008 from $52,775 for the three months ended March 31, 2007 and 23.6% to $147,628 for the nine months ended March 31, 2008 from $119,432 for the nine months ended March 31, 2007. This increase is a result of increased balances in our short term investment accounts.

Other income / expense changed to an income of $8,631 for the three months ended March 31, 2008 from an expense of $3,430 for the three months ended March 31, 2007 and to an income of $41,202 for the nine months ended March 31, 2008 from an expense of $7,508 for the nine months ended March 31, 2007. This change is due to the processing of an insurance settlement of $10,000 in the first quarter.

Interest expense decreased 39.1% to $102,733 for the three months ended March 31, 2008 from $168,797 for the three months ended March 31, 2007 and 29.9% to $351,433 for the nine months ended March 31, 2008 from $501,068 for the nine months ended March 31, 2007. This decrease is primarily the result of higher interest recorded in the previous year before the refinancing of the Company's long term debt.

The Company's provision for income taxes of $99,030 and $911,188 for the three and nine month periods ended March 31, 2008, respectively, is based on an estimated combined tax rate of approximately 39% for both federal and state taxes based on Company earnings projections. If this estimate is found to be high or low, adjustments will be made in the period of the determination. This will most likely be at year end when tax estimates can be more accurately made.

         There are no trends that the Company expects will have a material impact on the Company's revenues or net income; however, the opening of Seven Hills Behavioral Institute, projected in May 2008, is expected to increase annual gross revenues by approximately $12 million.

Liquidity and Capital Resources

The Company's net cash provided by operating activities was $2,915,042 for the nine months ended March 31, 2008 compared to $2,772,783 for the nine months ended March 31, 2007. Cash flow provided by operations in the nine months ended March 31, 2008 consists of net income of $1,437,878 plus depreciation and amortization of $772,039, non-cash interest expense of $115,560, non-cash share based charges of $339,211, deferred tax expense of $751,786, provision for a doubtful account of 968,771 and a decrease in prepaid expenses of $88,640 offset by an increase in accounts receivable of $646,848, a decrease in other assets of $437,628, a decrease in accounts payable of $59,132 and a decrease in accrued expenses and other liabilities of $415,235.

Cash used in investing activities in the nine months ended March 31, 2008 consisted of  $854,144 in capital expenditures, $276,062 invested in construction in progress of our new facility at Seven Hills and $699,735 invested in unconsolidated entities, compared to $675,953 in capital expenditures, $431,377 invested in construction in progress and $400,000 invested in an unconsolidated entity during the same period last year.

Cash used in financing activities of $925,121 in the nine months ended March 31, 2008 was the result of the purchase of treasury stock for $430,966, a decrease in the Company';s revolving credit line of $455,004 and repayment of $153,876 on the Company's long-term debt, partially offset by $114,725 received from the issuance of common stock.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of March 31, 2008, accounts receivable from patient care, net of allowance for doubtful accounts, increased 2.0% to $6,689,422 from $6,559,387 on June 30, 2007. This minimal increase is due to increased revenue from patient care and improved collection efforts. The Company monitors increases in accounts receivable closely and strives to assure that increases in receivables are in line with increases in revenue. Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and generally resolve any issues before they become uncollectible. The Company's collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner's office, when appropriate, to collect claims. The Company has begun the process of changing its software related to the recording, billing and collecting of accounts receivable. The first facility went live on the system July 1, 2007. Two additional facilities converted on October 1, 2007 and one additional facility converted on November 1, 2007 and the final facilities on April 1, 2008. When the system is fully utilized, it will assist staff in the timely billing and collection of receivables. At the same time, the Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

The Company expects to experience significant increases in cash used in investing activities over the next quarter as the Seven Hills facility is completed and the final fixed asset costs related to furnishing the facility will be incurred.

Contractual Obligations

The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2008 are as follows (in thousands):

YEAR ENDING March 31,	TERM NOTES		CAPITAL LEASES *		OPERATING LEASES	TOTAL**
	Principal	Interest	Principal	Interest
2008	$1,236	$22	$174	$29	$2,148	$3,609
2009	430	17	131	16	2,061	2,655
2010	46	13	115	8	1,375	1,557
2011	49	9	2	1	866	927
2012	54	4	--	--	355	413
2013	16	0	--	--	57	73
Thereafter	--	--	--	--	--	--
Total	$1,831	$65	$422	$54	$6,862	$9,234

* The Meditech Lease - The total Capital Lease amount above includes the Meditech Lease, which was listed separately prior to June 30, 2007, since the total amount on the lease has been advanced and we have begun the implementation process as of July 1, 2007.

** Total does not include the amount due under the revolving credit note of $1,064,000. This amount represents amounts advanced on the accounts receivable funding described below and is shown as a current note payable in the accompanying financial statements.

In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, one for $1,000,000 and one for $500,000, bear interest at 6% per annum. These notes were subject to additional adjustment based on the earnings of the acquired operations. Since adjustment could be positive or negative based on earnings, with no ceiling or floor, the liability for these notes was only recorded after the required revenue targets were met. This treatment is in accordance with SFAS No. 141, "Business Combinations" which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $220,555 which represents the earn-out for the Pivotal acquisition through December 31, 2005 net of payments made through March 31, 2008. Additional earn-out requirements have been met on the $500,000 note which resulted in the recording of this earn-out note including the earn-out calculation and $80,000 in accrued interest totaling $923,934. The above table includes the outstanding balance on this note of $364,902. The final note for $1,000,000 does not bear interest, is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A common stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $188,382 is included in the table above.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company's primary lender and provide additional liquidity. Each of the Company's material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company's current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $787,143 at March 31, 2008, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of class A common stock at $3.09 per share valued at $456,880. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan. As of March 31, 2008 the Company had $1,762,857 available under the term loan.

The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms through June 2012. The balance on the revolving credit agreement as of March 31, 2008 was $1,063,738. For additional information regarding this transaction, see the Company's current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of March 31, 2008 for the revolving credit note is not included in the above table. The average interest rate paid on the revolving credit loan for the nine months ended March 31, 2008, which includes the amortization of deferred financing costs related to the financing of the debt, was 15.35%.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:

•	Differences in actual and estimated earnings and cash flows;
•	Operating results differing from analysts' estimates;
•	Changes in analysts' earnings estimates;
•	Quarter-to-quarter variations in operating results;

•	Changes in market conditions in the behavioral health care industry;
•	Changes in market conditions in the research industry;
•	Changes in general economic conditions; and
•	Fluctuations in securities markets in general.

Financial Risk

•

Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense fluctuate with changes in the prime rate. On this debt, each 25 basis point increase or decrease in the prime rate will affect an annual increase or decrease in interest expense of approximately $4,600.

•

Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk

•

Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,689,422 at March 31, 2008, $6,559,387 at June 30, 2007 and $6,995,475 at June 30, 2006. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our accounts receivable and allowance for doubtful accounts at March 31, 2008 and June 30, 2007, respectively, and bad debt expense for the nine months ended March 31, 2008 and the year ended June 30, 2007:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

March 31, 2008	$9,553,464	$2,864,042	$968,771
June 30, 2007	10,323,970	3,764,583	1,933,499

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

PART II. OTHER INFORMATION

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

PHC, Inc.
Registrant
Date: May 15, 2008	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

PHC, Inc.
Registrant
Date: May 15, 2008	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer