Form 10-K
period 2008-06-30
PHC INC /MA/
filed 2008-09-30
CIK 915127

112,582UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]      Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                 X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ___              Accelerated Filer ___

Non-Accelerated Filer ___                Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ___ No X

As of December 31, 2007 the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $57.9 million.

As of September 19, 2008, 19,399,250 share of the registrant’s Class A Common Stock and 775,080 shares of the issuer's Class B

Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Table of Contents

Index	Page
PART I
Item 1. Description of Business	3
Item 1A. Risk Factors	17
Item 1B. Unresolved staff comments	20
Item 2. Description of Property	20
Item 3. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	21
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	22
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39
Item 8. Financial Statements and Supplementary Data	40
Index to financial statements	F1
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9AT. Controls and Procedures	72
PART III
Item 10. Directors, Executive Officers and Corporate Governance	74
Item 11. Executive Compensation	72
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13. Certain Relationships and Related Transactions and Director Independence	88
Item 14. Principal Accountant Fees and Services	88
PART IV
Item 15. Exhibits and Financial Statement Schedules	89
Signatures	93

PART I

     All references in this Annual Report on Form 10-K to “Pioneer,” “PHC,” “the Company,” “we,” “us,” or “our” mean, unless the context otherwise requires, PHC, Inc. and its consolidated subsidiaries.

Item 1.      DESCRIPTION OF BUSINESS

INTRODUCTION

     Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries. Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, three outpatient psychiatric facilities in Nevada, and three inpatient psychiatric facilities, two in Michigan and one in Nevada. We provide management, administrative and help line services through contracts with major railroads, a call center contract with Wayne County, Michigan and a smoking cessation contract with a major government contractor. Through another subsidiary, at three sites, we conduct studies on the effects of various pharmaceuticals, including psychiatric pharmaceuticals, on a controlled population through contracts with the manufacturers of these pharmaceuticals. These three sites include two sites in Arizona acquired in fiscal 2004 through the membership purchase of Pivotal Research Centers, LLC. We also operate a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.

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

Each of the Company's facilities operates a case management program for each patient including a clinical and financial evaluation of a patient's circumstances to determine the most cost-effective modality of care from among detoxification, inpatient, day care, specialized relapse treatment, outpatient treatment, and others. In addition to any care provided at one of the Company's facilities, the case management program for each patient includes aftercare. Aftercare may be provided through the outpatient services provided by a facility. Alternatively, the Company may arrange for outpatient aftercare, as well as family and mental health services, through its numerous affiliations with clinicians located across the country once the patient is discharged.

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

The Company believes that it has benefited from an increased awareness of the need to make substance abuse treatment services accessible to the nation’s workforce. For example, The Drug Free Workplace Act of 1988 requires employers who are Federal contractors or Federal grant recipients to establish drug free awareness programs to inform employees about available drug counseling, rehabilitation and employee assistance programs and the consequences of drug abuse violations. In response to the Drug Free Workplace Act, many companies, including many major national corporations and transportation companies, have adopted policies that provide for treatment options as an alternative to termination of employment.

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

HIGHLAND RIDGE - Highland Ridge is a 41-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984. The hospital increased its bed capacity to 41 from 32 in November 2003 and expanded medical staff to include psychiatric care in its treatment plans. Its focus remains substance abuse and it is the oldest facility dedicated to substance abuse in Utah. Highland Ridge is accredited by The Joint Commission on Accreditation of Healthcare Organizations (“The Joint Commission”) and is licensed by the Utah Department of Health. Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders.

Although Highland Ridge does provide services to individuals from all of the States through contracts with the railroads and other major employers, most patients at this facility are from Utah and surrounding states. Individuals typically access Highland Ridge’s services through professional referrals, family members, employers, employee assistance programs or contracts between the Company and health maintenance organizations located in Utah.

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

General Psychiatric Facilities

Introduction

     The Company believes that its proven ability to provide high quality, cost-effective care in the treatment of substance abuse has enabled it to grow in the related behavioral health field of psychiatric treatment. The Company’s main advantage is its ability to provide an integrated delivery system of inpatient and outpatient care. As a result of integration, the Company is better able to manage and track patients.

     The Company offers inpatient and partial hospitalization psychiatric services and residential treatment to adjudicated juveniles through Harbor Oaks Hospital. The Company also provides residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc. The Company also provides inpatient psychiatric services through Seven Hills Hospital. The Company also currently operates seven outpatient psychiatric facilities.

     The Company’s philosophy at these facilities is to provide the most appropriate and efficacious care with the least restrictive modality of care. An attending physician, a case manager and a clinical team, work together to manage the care plan. The integrated delivery system allows for better patient tracking and follow-up and fewer repeat procedures and therapeutic or diagnostic errors. Qualified, dedicated staff members take a full history on each new patient, and through test and evaluation procedures, they provide a thorough diagnostic write-up of the patient’s condition. In addition, a physician does a complete physical examination for each new patient. This information allows the caregivers to determine which treatment alternative is best suited for the patient and to design an individualized recovery program for the patient.

     Managed health care organizations, state agencies, physicians and patients themselves refer patients to our facilities. These facilities have a patient population ranging from children as young as five years of age to senior citizens. Compared to the substance abuse facilities, the psychiatric facilities treat a larger percentage of female patients.

HARBOR OAKS - The Company acquired Harbor Oaks Hospital, a 73 bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994. Harbor Oaks Hospital is licensed by the Michigan Department of Community Health, Medicare certified and accredited by The Joint Commission. Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults. Harbor Oaks Hospital has treated clients from Macomb, Oakland and St. Clair counties and has expanded its coverage area to include Wayne, Sanilac and Livingston counties.

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

     Harbor Oaks Hospital also operates a 26-bed residential unit serving adolescents with substance abuse problems and co-existing mental disorders who have been adjudicated and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The patients in the program range from 13 to 18 years of age. The program provides patients with educational and recreational activities and adult life functioning skills as well as treatment. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review is done for any patient still in the program at six months, and regularly thereafter, to determine if additional treatment is required. In June of 2007 the Company received State approval to expand the number of beds in the program to 26. This expansion was completed in the first quarter of Fiscal 2008.

     In the fourth quarter of fiscal 2005, Harbor Oaks began operating an outpatient site near New Baltimore, Michigan. Its close proximity to the hospital allows for a continuum of care for patients after discharge.

DETROIT BEHAVIORAL INSTITUTE – Detroit Behavioral Institute operates a 50-bed residential facility, located in downtown Detroit, serving adolescents with a substance abuse problem and a co-existing mental disorder who are seriously emotionally disturbed adjudicated juveniles and who have been referred or required to undergo psychiatric treatment by a court or family service agency. The facility includes two units, a thirty bed male unit that opened in November 2004 and a twenty bed female unit that opened in October 2005. The patients in the program range from 12 to 17 years of age, with a minimum IQ of 70. The program provides individual, group and family therapy sessions for medication orientation, anger management, impulse control, grief and loss, family interactions, coping skills, stress management, substance abuse, discharge and aftercare planning (home visits and community reintegration), recreation therapy and sexual/physical abuse counseling as required. They learn life skills and receive an education from certified teachers. Typically, a patient is admitted to the unit for an initial period of 30 days to six months. A case review including a psychiatric evaluation is done for any patient still in the program at six months, and each subsequent six-month period thereafter and goals are established for their transition back into the community by a treatment team which includes licensed counselors, nursing staff, certified teachers, psychiatrists, youth specialists and other program personnel. During the fiscal year ended June 2008, the Company was approved by the State to operate a school for the education of its residents for the second consecutive year. This allows the Company to integrate the residents’ education with their treatment and provide the best education possible without transporting the individuals to another site. The Company expects the approval to continue for the foreseeable future.

SEVEN HILLS HOSPITAL - The Company participated in the construction of the Seven Hills Hospital through its relationship with Seven Hills Psych Center, LLC. The construction was completed and the facility was opened in the fourth quarter of fiscal 2008. Seven Hills Hospital, a 55-bed psychiatric hospital located in Las Vegas, Nevada, began admitting patients on May 14, 2008. Seven Hills Hospital is licensed by the State of Nevada and is currently seeking accreditation by The Joint Commission and Medicare certification. Seven Hills provides services to clients covered under the capitated contracts of the Company’s other subsidiary Harmony Healthcare. Seven Hills provides inpatient psychiatric care to adults only at this time but expects to expand its patient base and programs over the next fiscal year to include partial hospitalization and residential treatment.

HARMONY HEALTHCARE - Harmony Healthcare, which consists of three psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area. Harmony also operates employee assistance programs for railroads, health care companies and several large gaming companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day and seven days a week. Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through capitated rate behavioral health carve-outs with Behavioral Health Options and PacifiCare Insurance. The agreement with Behavioral Health Options is a significant contract which began in January 2007 and caused a major expansion of Harmony to better serve the contract population.

NORTH POINT-PIONEER, INC. – North Point consists of three outpatient clinical offices strategically and geographically located to serve a large and populous region in Michigan. The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center. The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings. In the first fiscal quarter of 2005, North Point was awarded a contract with Macomb County Office of Substance Abuse (MCOSA) to provide behavioral health outpatient and intensive outpatient services for indigent and Medicaid clients residing in Macomb County. The contract is renewable annually with an estimated value of $55,000 annually.

Call Center Operations

WELLPLACE, INC. - In the spring of 1994, the Company began to operate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, shown as contract support services on the accompanying statement of operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of June 30, 2008. This operation is physically located in Highland Ridge Hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital. Wellplace also contracts with Wayne County Michigan to operate its call center. This call center is located in mid-town Detroit on the campus of the Detroit Medical Center and provides 24-hour crisis, eligibility and enrollment services for the Detroit-Wayne County Community Mental Health Agency which oversees 56,000 lives or consumers for mental health services in Wayne County Michigan. Wellplace also operates a smaller contract to provide services for transportation and identification reimbursement for consumers. During fiscal 2006, Wellplace signed an agreement with a major government contractor to operate a smoking cessation quit line with Internet access. Wellplace has been providing services under this agreement since November 2005. Wellplace is currently working on the renewal of this contract which is slated to expire in September 2008. Wellplace’s primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

Research Operations

PIVOTAL RESEARCH CENTERS, INC. - Pivotal Research Centers works with major pharmaceutical companies to assist in the study of the effects of certain investigational medication in the treatment of specific illnesses. In April 2004, the Company acquired 100% of the membership interest in Pivotal Research Centers, LLC, thereby expanding the Company’s research operations. Pivotal performs all phases of clinical research for Phase I-IV drugs under development through three dedicated research sites, including a psychiatric research site. Pivotal recently expanded its Phase I capabilities to a new 15-bed facility. Pivotal currently has approximately 37 enrolling studies and an additional 91 ongoing studies with approximately 75-80 percent of Pivotal’s research activity in central nervous system (CNS) research. With a current client base including Amgen, AstraZeneca, Bristol Myers Squibb, Cephalon, Forest, GlaxoSmithKline, Hisamitsu, Lilly, Merck, Mylan, Novartis, Organon, Sepracor and Wyeth, the Company currently has protocols in Alzheimer’s disease, ADHD, Diabetes Type II, Fibromyalgia, Generalized Anxiety Disorder, Hot Flashes, Hypertension, Insomnia, Major Depressive Disorder, Obesity, Oncology, Parkinson’s Disease, Restless Leg Syndrome and Diabetic Peripheral Neuropathy. Pivotal currently operates at three sites, two in Arizona and one in Utah.

Internet Operations

BEHAVIORAL HEALTH ONLINE, INC. – Behavioral Health Online designs, develops and maintains the Company’s web site, Wellplace.com in addition to providing Internet support services and maintaining the web sites of all of the other subsidiaries of the Company. The Company’s web sites provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keeps individuals informed of current issues in behavioral health.

Operating Statistics

The following table reflects selected financial and statistical information for all services.

Year Ended June 30,

(unaudited)

	2008		2007	2006		2005		2004
Inpatient

Net patient service revenues	$22,327,159		$21,508,417	$18,775,198		$18,469,578		$14,845,163

Net revenues per patient day (1)	$383	$	$ 395	$382	$	$ 436		$414

Average occupancy rate (2)	85.0%		83.0%	77.7%		78.8%		76.7%

Total number of licensed beds at the end of the period	244		180	180		160		130

Source of Revenues:
Private (3)	48.2%		50.2%	54.3%		61.8%		61.6%
Government (4)	51.8%		49.8%	45.7%		38.2%		38.4%

Partial Hospitalization and Outpatient

Net Revenues:
Individual	$6,603,002		$6,518,115	$6,734,627		$5,557,298		$5,647,752
Contract	$11,925,916		$7,995,997	$2,351,876		$2,060,212		$1,925,440

Sources of revenues:
Private	99.1%		98.6%	98.0%		97.2%		97.7%
Government	0.9%		1.4%	2.0%		2.8%		2.3%

Other Services:

Contract Services (Wellplace) (5)	$4,541,260	$	$ 4,540,634	$4,351,576		$3,466,832	$	$ 2,984,477

Pharmaceutical Studies (6)	$4,922,790		$4,564,314	$5,799,815		$4,509,338		$1,246,013

(1)	Net revenues per patient day equals net patient service revenues divided by total patient days excluding bed days provided by the Seven Hills subsidiary under the Harmony capitated contract.

(2)	Average occupancy rates were obtained by dividing the total number of patient days in each period including capitated contract bed days by the number of beds available in such period.

(3)	Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid.

(4)	Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid and other county programs.

(5)

Wellplace provides contract support services including, clinical support, referrals management and professional services for a number of the Company’s national contracts and operates the Wayne County Michigan call center.

(6)

Pharmaceutical Studies includes research studies of the Company prior to the acquisition of 100% of the membership interest in Pivotal Research Centers, LLC on April 30, 2004 and ongoing operations of all research sites.

Business Strategy

The Company’s objective is to become the leading national provider of behavioral health services.

The Company focuses its marketing efforts on “safety-sensitive” industries such as transportation and medical. This focus results in customized outcome oriented programs that the Company believes produce overall cost savings to the patients and/or client organizations. The Company intends to leverage experience gained from providing services to customers in certain industries that it believes will enhance its selling efforts within these certain industries.

Marketing and Customers

The Company markets its substance abuse, inpatient and outpatient psychiatric health services both locally and nationally, primarily to safety sensitive industries, including transportation, manufacturing and healthcare services. Additionally, the Company markets its services in the gaming industry both in Nevada and nationally and its help line services nationally.

The Company employs four individuals dedicated to marketing the Company’s facilities, including one in the research division. Each facility performs marketing activities in its local region. The Senior Vice President of the Company coordinates the Company’s national marketing efforts. In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President. The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts. “At risk” contracts require that the Company provides all the clinically necessary behavioral health services for a group of people for a set fee per person per month. The Company currently has two at risk contracts with large insurance carriers, which require the Company to provide behavioral health services to a large number of its insured for a fixed fee. These at risk contracts represent less than 15% of the Company’s total gross revenues. In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company’s internal professional standards.

The Company’s integrated systems of comprehensive outpatient mental health programs complement the Company’s inpatient facilities. These outpatient programs are strategically located in Nevada, Virginia, Michigan, and Utah. They make it possible for the Company to offer wholly integrated, comprehensive, mental health services for corporations and managed care organizations on an at-risk or exclusive fee-for-service basis. Additionally, the Company operates Wellplace located in the Highland Ridge facility in Salt Lake City, Utah and in Detroit, Michigan. Wellplace provides clinical support, referrals, management and professional services for a number of the Company’s national contracts. It gives the Company the capacity to provide a complete range of fully integrated mental health services.

The Company provides services to employees of a variety of corporations including: Boyd Gaming Corporation, CSX Corporation, MGM Mirage, Union Pacific Railroad, Union Pacific Railroad Hospital Association and others.

In addition to its direct patient care services, the Company maintains its web site, Wellplace.com, which provides articles and information of interest to the general public as well as the behavioral health professional. The Company’s internet company also provides the added benefit of web availability of information for various Employee Assistance Program contracts held and serviced by those subsidiaries providing direct treatment services.

Competition

The Company’s substance abuse programs compete nationally with other health care providers, including general and chronic care hospitals, both non-profit and for-profit, other substance abuse facilities and short-term detoxification centers. Some competitors have substantially greater financial resources than the Company. The Company believes, however, that it can compete successfully with such institutions because of its success in treating poor prognosis patients. The Company will compete through its focus on such patients, its willingness to negotiate appropriate rates and its capacity to build and service corporate relationships.

The Company’s psychiatric facilities and programs compete primarily within the respective geographic area serviced by them. The Company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities. The main reasons that the Company competes well are its integrated delivery and dual diagnosis programming. Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay. Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis. The Company developed its dual diagnosis service in response to demand from insurers, employers and treatment facilities. The Company’s internet company provides the competitive edge for service information and delivery for our direct patient care programs.

The Company’s pharmaceutical research operations compete for studies with other research companies located in the same areas as our research offices in Arizona and Utah.

Revenue Sources and Contracts

The Company has entered into relationships with numerous employers, labor unions and third-party payors to provide services to their employees and members for the treatment of substance abuse and psychiatric disorders. In addition, the Company admits patients who seek treatment directly without the intervention of third parties and whose insurance does not cover these conditions in circumstances where the patient either has adequate financial resources to pay for treatment directly or is eligible to receive free care at one of the Company’s facilities. The Company’s psychiatric patients either have insurance or pay at least a portion of treatment costs based on their ability to pay. Most of our patients are covered by insurance. Free treatment provided each year amounts to less than 5% of the Company’s total patient days.

Each contract is negotiated separately, taking into account the insurance coverage provided to employees and members, and, depending on such coverage, may provide for differing amounts of compensation to the Company for different subsets of employees and members. The charges may be capitated, or fixed with a maximum charge per patient day, and, in the case of larger clients, frequently result in a negotiated discount from the Company’s published charges. The Company believes that such discounts are appropriate as they are effective in producing a larger volume of patient admissions. The Company treats non-contract patients and bills them on the basis of the Company’s standard per diem rates and for any additional ancillary services provided to them by the Company.

     Until fiscal 2008, the Company billed for its behavioral healthcare services at its inpatient and outpatient facilities using different software platforms for each type of service. During fiscal 2008, the Company converted all facilities providing behavioral health under insurance contracts to Meditech software. With Meditech, as with the previous software platforms, the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals as outlined above. This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals, which are estimated at the time of admission based on information received from the individual. Adjustments to these estimates are recognized as adjustments to revenue in the period they are identified, usually when payment is received, and are not material to the financial statements.

The Company’s policy is to collect estimated co-payments and deductibles at the time of admission in the form of an admission deposit. Payments are made by way of cash, check or credit card. For inpatient services, if the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company’s policy is to allow payment to be made in three installments, one third due upon admission, one third due upon discharge and the balance due 30 days after discharge. At times the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement. In this case the Company will make arrangements with the patient once his or her condition is stabilized. At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined. Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due. For outpatient services, the Company’s policy is to charge a $5.00 billing/statement fee for any accounts still outstanding at month end.

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company was 68, 73, and 65 days for the fiscal years ended June 30, 2008, 2007, and 2006 respectively. The change in pharmaceutical studies carried over from last year and active in this year caused the day’s outstanding to continue to increase in that segment of our business. This increase was offset by a decrease in the DSO for the treatment services division which resulted from the large capitated contract which started in January, 2007 and pays within 45 days. Contract Services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts. There was such a delay in payments for the Michigan call center at the end of fiscal 2006, artificially inflating the DSO’s for the period.

DSO’s for each year for each business segment are as follows:

Fiscal	Treatment	Pharmaceutical	Contract
Year End	Services	Services	Services

06/30/2008	59	156	43
06/30/2007	66	155	41
06/30/2006	91	93	51

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

Quality Assurance and Utilization Review

The Company has established comprehensive quality assurance programs at all of its facilities. These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients. To this end, The Joint Commission surveys and accredits the Company’s inpatient facilities, except the newly opened Seven Hills Hospital which will seek The Joint Commission accreditation in the near future and Detroit Behavioral Institute which is accredited through the Council on Accreditation (“COA”). The Company’s outpatient facilities comply with the standards of National Commission on Quality Assurance (“NCQA”) although the facilities are not NCQA certified. The Company’s outpatient facilities in Michigan are certified by the American Osteopathic Association (“AOA”), which is a nationally accepted accrediting body, recognized by payors as the measure of quality in outpatient treatment. The Company’s professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility’s own internal quality assurance criteria as adopted by the facility for operational purposes and approved by the Executive Committee. The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally. In each facility, continuing quality improvement (CQI) activity is reviewed quarterly by the Company’s corporate compliance unit and quality assurance activities are approved by the executive committee.

In response to the increasing reliance of insurers and managed care organizations upon utilization review methodologies, the Company has adopted a comprehensive documentation policy to satisfy relevant reimbursement criteria. Additionally, the Company has developed an internal case management system, which provides assurance that services rendered to individual patients are medically appropriate and reimbursable. Implementation of these internal policies has been integral to the success of the Company’s strategy of providing services to relapse-prone, higher acuity patients.

Government Regulation

The Company’s business and the development and operation of the Company’s facilities are subject to extensive federal, state and local government regulation. In recent years, an increasing number of legislative proposals have been introduced at both the national and state levels that would affect major reforms of the health care system if adopted. Among the proposals under consideration are reforms to increase the availability of group health insurance, to increase reliance upon managed care, to bolster competition and to require that all businesses offer health insurance coverage to their employees. Some states have already instituted laws that mandate employers offer health insurance plans to their employees. The Company cannot predict whether additional legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the Company’s business.

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

Health Planning Requirements

Most of the states in which the Company operates have health planning statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state health planning agency must determine that a need exists for such new or additional beds, new services, equipment or capital expenditures. These state determinations of need or certificate of need (“DoN”) programs are designed to enable states to participate in certain federal and state health related programs and to avoid duplication of health services. DoN’s typically are issued for a specified maximum expenditure, must be implemented within a specified time frame and often include elaborate compliance procedures for amendment or modification, if needed.

Licensure and Certification

All of the Company’s facilities must be licensed by state regulatory authorities. The Company’s Harbor Oaks facility is certified for participation as a provider in the Medicare and Medicaid programs.

The Company’s initial and continued licensure of its facilities, and certification to participate in the Medicare and Medicaid programs, depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment, the existence of adequate policies, procedures and controls and the regulatory process regarding the facility’s initial licensure. Federal, state and local agencies survey facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participating in government programs. Such surveys include review of patient utilization and inspection of standards of patient care. The Company has procedures in place to ensure that its facilities are operated in compliance with all such standards and conditions. To the extent these standards are not met, however, the license of a facility could be restricted, suspended or revoked, or a facility could be decertified from the Medicare or Medicaid programs.

Medicare Reimbursement

Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks. For the fiscal year ended June 30, 2008, 12.7% of revenues for Harbor Oaks were derived from medicare programs. Revenue from Harbor Oaks accounted for 24.5% of the Company’s total net patient care revenues for fiscal 2008.

Effective for fiscal years beginning after January 1, 2005, the prospective payment system (“PPS”) was brought into effect for all psychiatric services paid through the Medicare program. For the fiscal year ended June 30, 2008, Medicare reimbursement rates were based 25% on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare and 75% on the new prospective payment rates. The Company will continue to file cost reports to Medicare to determine the new TEFRA (Tax Equity and Fiscal Responsibility Act of 1982) portion of the rate for the following year. These cost reports are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 29%, 24% and 23% of the Company’s total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2008, 2007, and 2006 respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. To date, settlement adjustments have not been material.

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

Medicaid Reimbursement

Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks and Detroit Behavioral Institute. A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state’s portion is made. Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state. For the period ended June 30, 2008, 25.7% of total net patient revenues of the Company were derived from Medicaid programs.

Harbor Oaks and Detroit Behavioral Institute are both participants in the Medicaid programs administered by the State of Michigan. The Company receives reimbursement on a per diem basis, inclusive of ancillary costs. The state determines the rate and adjusts it annually based on cost reports filed by the Company.

Fraud and Abuse Laws

Various federal and state laws regulate the business relationships and payment arrangements between providers and suppliers of health care services, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes as well as similar state statutes (collectively, the “Fraud and Abuse Laws”), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of patients, and the ordering, arranging, or providing of covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare, Medicaid and other government-sponsored programs. The federal government has issued regulations that set forth certain “safe harbors,” representing business relationships and payment arrangements that can safely be undertaken without violation of the federal Fraud and Abuse Laws. Failure to fall within a safe harbor does not constitute a per se violation of the federal Fraud and Abuse Laws. The Company believes that its business relationships and payment arrangements either fall within the safe harbors or otherwise comply with the Fraud and Abuse Laws.

The Company has an active compliance program in place with a corporate compliance officer and compliance liaisons at each facility and a toll free compliance hotline. Compliance in-services and trainings are conducted on a regular basis. Information on our compliance program and our hot line number is available to our employees on our intranet and to the public on our website at www.phc-inc.com .

Employees

As of August 25, 2008, the Company had 616 employees of which four were dedicated to marketing, 226 (49 part time and 2 seasonal) to finance and administration and 386 (155 part time and 23 contingent) to patient care.

The Company believes that it has been successful in attracting skilled and experienced personnel. Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future. On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation. In December 2004, the Company and the UAW reached a collective bargaining agreement, which was ratified by the employees on December 8, 2004 and signed by the UAW and the Company in January 2005. This agreement was renewed and will expire in December 2010. As of June 30, 2008, approximately 76% of the total number of employees of that subsidiary were covered by the collective bargaining agreement. In addition, in January, 2007 the Company’s largest out-patient facility, Harmony Healthcare, with approximately 43 union eligible employees, voted for union (Teamsters) representation. In April, 2007 the Company and Teamsters reached a collective bargaining Agreement, which was signed by Teamsters on April 26, 2007 and the Company on April 30, 2007 to be effective January 1, 2007 and expiring on January 1, 2010. As of June 30, 2008, approximately 25% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.

The limited number of healthcare professionals in the areas in which the Company operates may create staffing shortages. The Company’s success depends, in large part, on its ability to attract and retain highly qualified personnel, particularly skilled health care personnel, which are in short supply. The Company faces competition for such personnel from governmental agencies, health care providers and other companies and is constantly increasing its employee benefit programs, and related costs, to maintain required levels of skilled professionals. As a result of staffing shortages, the Company uses professional placement services to supply it with a pool of professionals from which to choose. These individuals generally are higher skilled, seasoned individuals who require higher salaries, richer benefit plans, and in some instances, require relocation. The Company has also entered into contracts with agencies to provide short-term interim staffing in addition to placement services. These additional costs impact the Company’s profitability.

Insurance

Each of the Company’s subsidiaries maintains professional liability insurance policies with coverage of $1,000,000 per claim and $3,000,000 in the aggregate. In addition, the Company has maintained the insurance coverage, which was in place for Pivotal Research Centers, LLC by its former owners of $3,000,000 per claim and $3,000,000 in the aggregate. In addition to this coverage, all of the non-Pivotal subsidiaries collectively maintain a $20,000,000 umbrella policy shared by all facilities. In addition, each of these entities maintains general liability insurance coverage in similar amounts, as well as property insurance coverage.

The Company maintains $1,000,000 of directors’ and officers’ liability insurance coverage and business owners' liability coverage of $1,000,000 per claim and $2,000,000 in the aggregate. The Company believes, based on its experience, that its insurance coverage is adequate for its business and, although cost has escalated in recent years, that it will continue to be able to obtain adequate coverage.

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

As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,474,733 at June 30, 2008 compared with $6,559,387 at June 30, 2007. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. Because the behavioral health industry is typically a difficult collection environment, we have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2008, 2007 and 2006 and Bad Debt Expense for the fiscal years ended June 30, 2008, 2007 and 2006:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

June 30, 2008	$8,705,104	$2,230,371	$1,311,431
June 30, 2007	10,323,972	3,764,585	1,933,499
June 30, 2006	10,096,061	3,100,586	1,912,516

NEGATIVE CASH FLOW COULD ARISE AS A RESULT OF SLOW GOVERNMENT PAYMENTS WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME, WORKING CAPITAL AND LIQUIDITY

The concentration of accounts receivable due from government payors could create a severe cash flow problem should these agencies fail to make timely payment. We had substantial receivables from Medicaid and Medicare of approximately $1,307,000 at June 30, 2008 and $1,811,600 at June 30, 2007, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments. This would result in lower net income for the same services provided and lower earnings per share.

NEGATIVE CASH FLOW COULD IMPACT OUR ABILITY TO MEET OBLIGATIONS WHEN DUE WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME

If managed care organizations delay approving treatment, or reduce the patient length of stay number of visits or reimbursement, our Company’s ability to meet operating expenses is affected. As managed care organizations and insurance companies adopt policies that limit the length of stay for substance abuse treatment, our business is materially adversely affected since our revenues and cash flow go down and our fixed operating expenses continue or increase based on the additional resources required to collect accounts receivable.

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

POTENTIAL STAFFING SHORTAGES COULD REQUIRE US TO INCREASE OUR EMPLOYEE COMPENSATION AND REDUCE OUR NET INCOME

The limited number of healthcare professionals in the areas in which we operate may create staffing shortages. Our success depends, in large part, on our ability to attract and retain highly qualified personnel, particularly skilled health care personnel, which are in short supply. We face competition for such personnel from governmental agencies, health care providers and other companies and are constantly increasing our employee benefit programs, and related costs, to maintain required levels of skilled professionals. As a result of staffing shortages, we use professional placement services to supply us with a pool of professionals from which to choose. These individuals generally are higher skilled, seasoned individuals who require higher salaries, richer benefit plans and in some instances, relocation. We have also entered into contracts with agencies to provide short-term interim staffing in addition to placement services. These additional costs impact our profitability.

In December 2004, the Company’s largest inpatient facility voted for UAW representation. Approximately 76% of the staff of the facility are members of the UAW and could vote to strike when the contract comes up for renewal in December 2010. In April 2007, the Company’s largest outpatient operations voted for Teamsters representation. Approximately 25% of the staff of the facility are members of Teamsters and could vote to strike when the contract comes up for renewal in January 2010. A strike vote on the part of either of these operations would negatively impact profitability by requiring the Company to transfer patients to competing facilities or providers or pay high short term staffing rates. This could also negatively impact the Company’s reputation in the community creating the need for increased marketing.

RELIANCE ON KEY CLIENTS, THE LOSS OF ANY OF WHICH WOULD REDUCE OUR NET REVENUES AND OUR NET INCOME

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and provide patients for our outpatient operations and our employee assistance programs. The loss of any of such contracts would impact our ability to meet our fixed costs. We have entered into relationships with large employers, health care institutions, insurance companies and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 25% of our total revenue is derived from these clients. No one of these large employers, health care institutions, insurance companies or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

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

     Bruce A. Shear is in control of the Company since he is entitled to elect and replace a majority of the board of directors. Bruce Shear and his affiliates own and control 92.9% of the Class B Common Stock, which elects three of the five members of the Board of Directors. Bruce Shear can establish, maintain and control business policy and decisions by virtue of his control of the election of the majority of the members of the board of directors.

INABILITY TO RETAIN KEY PERSONNEL, COULD AFFECT OUR CLIENT RELATIONS AND THUS REDUCE OUR REVENUE AND NET INCOME

Retention of key personnel with knowledge of key contracts and clients is essential to the success of the Company. PHC is highly dependent on the principal members of its management and professional staff, who are: Bruce A. Shear, PHC’s President and Chief Executive Officer, Robert H. Boswell, PHC’s Senior Vice President and other members of PHC’s management and their continued relationship with key clients.

We do not anticipate any key member of management will leave the Company but do have a key man life insurance policy on Mr. Shear.

MARKET RISKS

THE COMPANY EXPECTS ITS STOCK PRICE TO BE VOLATILE

The market price of the Company’s common stock has been volatile in the past. The shares have sold at prices varying between a low of $2.00 and a high of $3.78 from July 2006 through June 2008. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	new products, services and strategic developments by us or our competitors;

•	developments in our relationships with our key clients;

•	regulatory developments; and

•	changes in our revenues, expense levels or profitability.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. DESCRIPTION OF PROPERTY

Executive Offices

The Company’s executive offices are located in Peabody, Massachusetts. The Company’s lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2009. The current annual payment under the lease is $92,000. The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.

Highland Ridge Hospital

     The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health and located in Midvale, Utah. The lease is for a five-year term expiring June 30, 2012, which provides for monthly rental payments of approximately $36,000. Changes in rental payments each year are based on increases or decreases in the Consumer Price Index. The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.

Mount Regis Center

The Company owns the Mount Regis facility, which consists of a three-story building located on an approximately two-acre site in Salem, Virginia. The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $244,000 as of June 30, 2008. The facility is used for both inpatient and outpatient services. The Company believes that these premises are adequate for its current and anticipated needs.

Psychiatric Facilities

The Company owns or leases premises for each of its psychiatric facilities. Detroit Behavioral Institute, Harmony, North Point - Pioneer and Pivotal Research lease their premises. The Company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary. The Company believes that all of these premises are adequate for its current and anticipated needs.

Harbor Oaks Hospital

The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site. The Company has a $787,000 mortgage on this property as of June 30, 2008. The Company believes that these premises are adequate for its current and anticipated needs.

Seven Hills Hospital

The Seven Hills premises is a two story steel and concrete block structure comprising approximately 26,500 square feet of space situated on an approximately one and a half acre site owned by Seven Hills Psych Center LLC and located in Las Vegas, Nevada. The lease is for a ten-year term expiring April 30, 2018, which provides for monthly rental payments of approximately $72,000. Changes in rental payments each year are based on increases in the Consumer Price Index. The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.

Item 3.     LEGAL PROCEEDINGS.

The Company is a party in an action between a former employee who was terminated and filed a claim for wrongful termination. The matter is being resolved through binding arbitration. The outcome of this action cannot be determined at this time, but management does not expect the outcome to have a material adverse affect on the financial position or results of operations of the Company.

The Company is subject to various claims and legal actions arising in the normal course of business, none of which the Company believes will materially affect its financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock has been listed on the American Stock Exchange since February 2007 under the symbol “PHC”. Prior to that date it was quoted on the Over-the-Counter Bulletin Board under the symbol “PIHC-BB.” The following table sets forth the high and low sales price of the Company's Class A Common Stock, as reported.

	HIGH	LOW

2007
First Quarter (July 1, 2006 – September 30, 2006)	$2.39	$2.00
Second Quarter (October 1, 2006 – December 31, 2006)	$3.18	$2.00
Third Quarter (January 1, 2007 – March 31, 2007)	$3.78	$2.76
Fourth Quarter (April 1, 2007 – June 30, 2007)	$3.32	$2.77

2008
First Quarter (July 1, 2007 – September 30, 2007)	$3.25	$2.50
Second Quarter (October 1, 2007 – December 31, 2007)	$3.10	$2.50
Third Quarter (January 1, 2008 – March 31, 2008)	$3.00	$2.13
Fourth Quarter (April 1, 2008 – June 30, 2008)	$3.20	$2.20

On August 15, 2008, there were 692 holders of record of the Company's Class A Common Stock and 299 holders of record of the Company's Class B Common Stock. The Company repurchased 188,600 shares of its equity securities that were registered under Section 12 of the Securities Act during fiscal 2008.

During the fourth Quarter the Company purchased equity securities on the open market as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

April 1, 2008 – April 30, 2008	--	--

May 1, 2008 – May 31, 2008	--	--

June 1, 2008 – June 30, 2008	25,000	2.50

DIVIDEND POLICY

     Although the Company has no current restrictions on the issuance of dividends, the Company has never paid any cash dividends on its common stock. The Company anticipates that, in the future, earnings will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect to common stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on the results of operations, the financial position of the Company and such other factors, as the Company’s board of directors, in its discretion, deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information required with respect to “Securities Authorized for Issuance Under Equity Compensation Plans” is included in Part III, Item 12 in this Annual Report on Form 10-K.

MARKET RISKS

The market price of the Company’s common stock has been volatile in the past. The shares have sold at prices varying between a low of $2.00 and a high of $3.78 from July 2006 through June 2008. Trading prices may continue to fluctuate in response to changes in the Company’s results of operations from quarter to quarter. The Company did not issue any unregistered shares during the fiscal year ended June 30, 2008.

Our right to issue convertible preferred stock may adversely affect the rights of the common stock. Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock. During the twelve month period ended June 30, 2008, the Company did not issue any preferred stock.

STOCK PERFORMANCE GRAPH

     The following table depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Composite-US Index and the Nasdaq Health Services Index (which includes both U.S. and foreign companies). The table assumes the investment of $100 on June 30, 2003 in stock and index-including reinvestment of dividends. Fiscal year ending June 30.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of our Company. The selected consolidated financial data as of June 30, 2008 and 2007 and for each of the three years in the period ended June 30, 2008 should be read with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO Seidman, LLP, as of and for the year ended June 30, 2008 and Eisner LLP, as of and for the years ended June 30, 2007 and 2006. Each of these firms is an independent registered public accounting firm. The selected consolidated financial data as of and for the years ended June 30, 2005 and 2004 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP, independent registered public accounting firm.

     The historical results are not necessarily indicative of the results to be expected for any future period.

PHC, Inc.
Selected Financial Data

As of and for the Years Ended June 30,

2008	2007	2006	2005	2004

                     (in thousands, except share and per share data)

Statements of Operations Data:
Revenues	$50,320	$45,127	$38,013	$34,063	$26,649
Cost and Expenses:
Patient care expenses	24,886	21,921	16,512	14,582	12,422
Contract expenses	3,390	3,103	2,676	2,198	2.392
Administrative expenses	17,842	15,161	13,728	12,424	10,333
Provision for doubtful accounts	1,311	1,933	1,913	1,272	1,356
Impairment loss	1,771	--	--	--	--
Interest expense	449	649	607	655	532
Other (income) expenses including interest income, net	(249)	(469)	(158)	(150)	(140)
Total expenses	49,400	42,298	35,278	30,981	26,895

Income (loss) before income taxes	920	2,829	2,735	3,082	(246)
Provision for (benefit from) income taxes	595	1,147	(1,310)	(74)	11

Net income (loss)	325	1,682	4,045	3,156	(257)

Net income (loss) applicable to common shareholders	$325	$1,682	$4,045	$3,156	$(257)

Basic income (loss) per common share	$0.02	0.09	$0.22	$0.18	$(0.02)

Basic weighted average number of shares outstanding	20,166,659	19,287,665	18,213,901	17,574,678	14,731,395
Diluted income (loss) per common share	$0.02	$0.09	$0.21	$0.17	$(0.02)

Diluted weighted average number of shares outstanding	20,464,255	19,704,697	19,105,193	18,364,076	14,731,395

	2008	2007	2006	2005	2004
Balance Sheet Data:

Cash and cash equivalents	$3,332	$3,395	$1,820	$918	$595
Working capital	7,434	7,546	7,208	4,106	241

Long-term debt and obligations under capital leases	2,026	2,398	2,059	2,712	2,285
Total stockholders’ equity	18,659	18,250	13,455	9,102	5,367
Total assets	26,359	27,290	21,715	17,896	13,312

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

The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2008, 2007 and 2006. It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

     The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and seven outpatient psychiatric centers (collectively called "treatment facilities"). The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company’s research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah and Arizona.

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

Revenue recognition and accounts receivable:

Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are recorded in operations in the period of settlement. Amounts due as a result of cost report settlements are recorded and listed separately on the consolidated balance sheets as “Other receivables” or “Other payables”. The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable. The allowance for doubtful accounts does not include the contractual allowances.

The Company currently has two “at-risk” contracts. The contracts call for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier’s enrollees in a specified area for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under these contracts are recorded as incurred. The Company provides as much of the care directly and, through utilization review, monitors closely, all inpatient and outpatient services not provided directly. The contracts are considered “at-risk” because the cost of providing the services, including payments to third-party providers for services rendered, could equal or exceed the total amount of the revenue recorded.

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.” Net contractual adjustments recorded in fiscal 2008 for revenue booked in prior years resulted in an increase in net revenue of approximately $48,504. Net contractual adjustments recorded in fiscal 2007 for revenue booked in prior years resulted in an increase in net revenue of approximately $26,430.

During the fiscal year ended June 30, 2008, a Medicare cost report settlement of $360,588 was received, in the fiscal year ended June 30, 2007, a Medicare cost report settlement of $255,600 was received and in the fiscal year ended June 30, 2006, a Medicare cost report settlement of approximately $158,100 was received. For the fiscal years ended June 30, 2008, 2007 and 2006, no third party cost report settlements were expected or recorded.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor and the accounts receivable aging information as of June 30, 2008, June 30, 2007 and June 30, 2006 for our treatment services segment.

Net Patient Care Revenue by Payor (in thousands)

For the Twelve Months Ended

June 30, 2008	June 30, 2007	June 30, 2006

	Amount	Percent	Amount	Percent	Amount	Percent
Private Pay	$1,893	5%	$1,632	5%	$1,207	5%
Commercial	27,229	66%	23,477	65%	17,572	63%
Medicare*	1,263	3%	1,379	4%	946	3%
Medicaid	10,471	26%	9,535	26%	8,137	29%

Net Revenue	$40,856		$36,023		$27,862

*	includes Medicare cost report settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

June 30, 2008

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$544	$72	$45	$58	$56	$235	$107	$263	$1,380
Commercial	1,382	985	746	194	228	183	10	60	3,788
Medicare	38	-	-	1	--	--	--	--	39
Medicaid	1,140	98	5	-	--	25	--	--	1,268
Total	$3,104	$1,155	$796	$253	$284	$443	$117	$323	$6,475

June 30, 2007

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$102	$119	$151	$108	$121	$77	$178	$36	$892
Commercial	1,608	974	616	197	105	100	160	96	3,856
Medicare	134	69	4	15	24	28	--	--	274
Medicaid	1,030	143	68	42	24	230	--	--	1,537
Total	$2,874	$1,305	$839	$362	$274	$435	$338	$132	$6,559

June 30, 2006

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$113	$119	$106	$113	$84	$593	$33	$23	$1,184
Commercial	1,499	595	364	284	229	836	126	92	4,025
Medicare	133	38	6	17	18	73	--	--	285
Medicaid	971	152	69	32	34	243	--	--	1,501
Total	$2,716	$904	$545	$446	$365	$1,745	$159	$115	$6,995

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

Income Taxes:

      The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. During the fourth quarter of fiscal year ended June 30, 2006, the Company recognized 100% of its federal deferred tax benefit based on past profitability and future projections. The total tax benefit recorded was $1,638,713. During fiscal 2007 the company recorded a provision for taxes of $1,147,000 and during fiscal 2008 the company recorded a provision for tax expense of $595,584. This represents a blended state and federal tax rate of approximately 65%.

     On July 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes" – an Interpretation of FASB Statement 109. In accordance with FIN 48, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The Company makes significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company’s business plans for the acquired businesses in determining the value ascribed to the assets acquired. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

Investment in unconsolidated subsidiaries

Included in other assets as of June 30, 2008 and 2007 is the Company’s investment in Seven Hills Psych Center, LLC of $399,735 and $400,000, respectively. This LLC holds the assets of the Seven Hills Hospital completed in May, 2008, being leased and operated by the Company’s subsidiary Seven Hills Hospital, Inc. Also included, as of June 30, 2008, is the Company’s investment in Behavioral Health Partners, LLC of $700,000. This LLC expects to begin construction on an out patient clinic expected to be completed in the second quarter of fiscal 2009 that will be leased by the Company’s Harmony facility.

 Results of Operations

      During the fiscal year ended June 30, 2008 the Company experienced continued lower than expected revenues in the research division due to delays in study starts. Although revenues increased in the patient treatment division, this increase was off-set in large by the start up costs related to the Company’s new inpatient facility Seven Hills Hospital which admitted its first patients in May 2008.

The following table illustrates our consolidated results of operations for the years ended June 30, 2008, 2007 and 2006 (in thousands):

2008	2007	2006

Statements of Operations Data:                     ($ in thousands)

	Amount	%	Amount	%	Amount	%
Revenue	$50,320	100.0%	$45,127	100.0%	$38,013	100.0%
Costs and expenses:
Patient care expenses	24,886	49.5%	21,921	48.6%	16,512	43.5%
Contract expenses	3,390	6.7%	3,103	6.9%	2,676	7.0%
Administrative expenses	17,842	35.5%	15,161	33.6%	13,728	36.1%
Provision for bad debts	1,311	2.6%	1,933	4.3%	1,913	5.0%
Impairment loss	1,771	3.5%	--	--	--	--
Interest expense	449	0.9%	649	1.4%	607	1.6%
Other (income) expenses, net	(249)	-0.5%	(469)	-1.0%	(158)	-0.4%
Total expenses	49,400	98.2%	42,298	93.7%	35,278	92.8%

Income before income taxes	920	1.8%	2,829	6.3%	2,735	7.2%
Benefit from (provision for) income taxes	(595)	-1.1%	(1,147)	-2.5%	1,310	3.4%

Net income	$325	0.7%	$1,682	3.8%	$4,045	10.6%

Year ended June 30, 2008 as compared to year ended June 30, 2007

The Company’s income from its operations decreased 62.8% to $1,120,125 for the fiscal year ended June 30, 2008 from $3,009,904 for the fiscal year ended June 30, 2007. Net income decreased 80.7% to $324,728 for the fiscal year ended June 30, 2008 from $1,682,283 for the fiscal year ended June 30, 2007. Income before taxes decreased 67.5% to $920,313 for the fiscal year ended June 30, 2008 from $2,829,283 for the fiscal year ended June 30, 2007. This decrease is primarily the result of the impairment charge of $1,771,000 taken on the Pivotal intangible assets, pre-opening start up costs for Seven Hills Hospital of approximately $430,000 and an increase in the number of inpatient bed days under our capitated contracts. We also experienced continued lower pharmaceutical revenue as it is dependent on unpredictable study starts as shown in “Note K– Segment Information” in the accompanying financial statements for the periods ended June 30, 2008, 2007 and 2006.

Total revenues increased 11.51% to $50,320,127 for the year ended June 30, 2008 from $45,127,477 for the year ended June 30, 2007.

Total net patient care revenue from all facilities increased 13.4% to $40,856,077 for the year ended June 30, 2008 as compared to $36,022,529 for the year ended June 30, 2007. Patient days increased 3,722 days for the fiscal year ending June 30, 2008 over the fiscal year ended June 30, 2007, which includes 502 bed days provided by Seven Hills Hospital for clients covered under the Harmony capitated contracts, which is recorded as intercompany revenue and eliminated in the consolidation. In fiscal 2008 the Company added residential beds at Harbor Oaks Hospital and opened Seven Hills Hospital, increasing our available beds from 180 to 244. These additional available beds accounted for approximately 51% of the increase in patient days for the fiscal year ended June 30, 2008. The contracted rate for the residential beds is lower than that of our other facilities, which negatively impacts our revenue per patient day without positive changes in our census and payor mix at our other facilities. Net inpatient care revenue from inpatient psychiatric services increased 3.8% to $22,327,159 for the year ended June 30, 2008 from $21,508,417 the fiscal year ended June 30, 2007. This increase is due to a change in payor mix to payors with more favorable approved rates and from the increase in residential treatment beds. Net partial hospitalization and outpatient care revenue increased 27.7% to $18,528,918 for the year ended June 30, 2008 from $14,514,112 for the year ended June 30, 2007. This increase is primarily due to the new capitated contract which was only included for half of fiscal 2007 as it began in January, 2007 and high usage of step-down programs, such as partial hospitalization and outpatient programs, by managed care as a treatment alternative to inpatient care. Pharmaceutical study revenue increased 7.9% to $4,922,790 for the year ended June 30, 2008 from $4,564,314 for the year ended June 30, 2007. This increase is due to the late opening of a significant Phase one study that was expected to start in fiscal 2007. Revenues remained relatively stable in our contract support services division, Wellplace. Wellplace revenues increased 0.1% to $4,541,260 for the year ended June 30, 2008 from $4,540,634 for the year ended June 30, 2007. All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

Patient care expenses, excluding research, increased by $2,394,843, or 12.1%, to $22,133,200 for the year ended June 30, 2008 from $19,738,357 for the year ended June 30, 2007 due to the increase in available beds contributing to the increase in patient census at our inpatient facilities, the increased utilization of our out-patient services as a result of the new capitated rate contract and start up expenses for Seven Hills Hospital. Inpatient census increased by 4,219 patient days, 7.7%, for the year ended June 30, 2008 compared to the year ended June 30, 2007. Contract expense, which includes the cost of outside service providers for our capitated contracts, increased 84.3% to $3,291,891 for the year ended June 30, 2008 from $1,785,697 for the year ended June 30, 2007 due to the new capitated rate contract effective January 1, 2007. This contract calls for the Company to provide behavioral health care for approximately 325,000 members. Payroll and service related consulting expenses, including agency nursing, increased 7.0% to $15,653,618 for the year ended June 30, 2008 from $14,625,854 for the year ended June 30, 2007. Food and dietary expense increased 10.2% to $856,114 for the year ended June 30, 2008 from $776,796 for the year ended June 30, 2007. Lab fees increased 33.0% to $254,965 for the year ended June 30, 2008 from $191,761 for the year ended June 30, 2007. Laundry expense increased 52.9% to $95,434 for the year ended June 30, 2008 from $62,430 for the year ended June 30, 2007. Patient transportation expense increased 14.4% to $292,118 for the year ended June 30, 2008 from $255,394 for the year ended June 30, 2007. All of these increases were a result of increased patient census and increased utilization of our out patient services. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and out patient visits. (see “Operating Statistics” Part I, Item 1).

Patient care expenses for the research division increased 26.1% to $2,752,520 for the year ended June 30, 2008 from $2,182,357 for the year ended June 30, 2007. This increase is due to the start of the Phase One study toward the end of the year after being delayed. Payroll and related direct care expenses increased 22.2% to $1,788,218 for the year ended June 30, 2008 from $1,463,009 for the year ended June 30, 2007. Patient supplies expense decreased 23.2% to $19,059 for the year ended June 30, 2008 from $24,830 for the year ended June 30, 2007. Other patient related expenses increased 35.9% to $943,503 for the year ended June 30, 2008 from $694,518 for the year ended June 30, 2007. This increase is primarily due to the increased advertising to increase study enrollment and increased patient stipends with the Phase One study.

Cost of contract support services related to Wellplace increased 9.3% to $3,390,224 for the year ended June 30, 2008 from $3,102,551 for the year ended June 30, 2007. Employee benefits increased 37.3% to $122,313 for the year ended June 30, 2008 from $89,096 for the year ended June 30, 2007. Maintenance increased 95.8% to $124,200 for the fiscal year ended June 30, 2008 from $63,425 for the year ended June 30, 2007. Primarily due to the maintenance charges on the new smoking cessation and credentialing software. Postage expense increased 86.9% to $17,177 for the year ended June 30, 2008 from $9,189 for the year ended June 30 2007 as mailing requirements for the Wayne County contract increased.

Provision for doubtful accounts decreased 32.2% to $1,311,431 for the fiscal year ended June 30, 2008 from $1,933,499 for the fiscal year ended June 30, 2007. This decrease is a result of decreases in the age of accounts receivable. The policy of the Company is to provide an allowance for doubtful accounts based on the age of receivables resulting in higher bad debt expense as receivables age. The goal of the Company, given this policy, is to keep any changes in the provision for doubtful accounts at a rate lower than changes in aged accounts receivable.

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable. The Company’s gross receivables from direct patient care decreased 15.7% to $8,705,104 for the year ended June 30, 2008 from $10,323,972 for the year ended June 30, 2007. The Company believes its reserve of approximately 26% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with higher contractual adjustments and a higher rate of denials requiring higher reserves.

In the fiscal year ended June 30, 2008, the Company recorded an impairment loss on the intangible assets of the Company’s research segment of $1,771,000 based on the annual review and valuation of intangible assets. The Company determined the impairment during the routine annual review of intangible assets of the Company. The impairment represents the difference between the Company's carrying value of goodwill and its fair value at June 30, 2008.  The fair value was determined using a combination of approaches including trading multiple, acquisition multiple and the income approach . The impairment created an artificial increase in the effective income tax rate of the company because of the treatment of tax effect of this write-off as a long term deferred tax asset.

Total administrative expenses, excluding research, increased 21.6% to $15,464,544 for the year ended June 30, 2008 from $12,722,007 for the year ended June 30, 2007. Payroll expense increased 19.6% to $6,119,688 for the year ended June 30, 2008 from $5,115,894 for the year ended June 30, 2007. Payroll tax expense increased 17.7% to $417,023 for the year ended June 30, 2008 from $354,229 for the year ended June 30, 2007. Employee benefits increased 16.5% to $788,309 for the year ended June 30, 2008 from $676,464 for the year ended June 30, 2007. All of these increases in payroll and employee related expenses are a result of an increase in staff to accommodate the capitated rate contract which began in January 2007 and the opening of our new facility, Seven Hills Hospital, and greater competition for experienced health care administrative staff along with scheduled pay increases. Rent expense increased 30.5% to $1,879,896 for the year ended June 30, 2008 from $1,440,342 for the year ended June 30, 2007. This increase is due to the opening of the new Horizon Ridge clinic and Seven Hills Hospital in Las Vegas and normal CPI increases included in our property leases. Depreciation expense increased 63.7% to $679,214 for the year ended June 30, 2008 from $414,951 for the year ended June 30, 2007 due to the implementation of the Meditech software and new equipment purchased to facilitate its use. Transfer fee expense decreased 68.5% to $28,934 for the year ended June 30, 2008 from $91,932 for the year ended June 30, 2007 as a result of the initial American Stock Exchange listing fee booked in the year ended June 30, 2007.

Total administrative expenses for the research division decreased 2.5% to $2,377,082 for the year ended June 30, 2008 from $2,438,802 for the year ended June 30, 2007. Administrative payroll and taxes increased 8.6% to $1,058,279 for the year ended June 30, 2008 from $974,695 for the year ended June 30, 2007. Advertising expense decreased 70.1% to $64,949 for the year ended June 30, 2008 from $216,953 for the year ended June 30, 2007, as more studies this year have included advertising expense as reimbursable by the pharmaceutical companies as part of the study contracts. Insurance expense decreased 49.9% to $68,657 for the year ended June 30, 2008 from $137,132 for the year ended June 30, 2007 as the Company was able to secure coverage at a lower rate. Rent expense decreased 8.5% to $442,311 for the year ended June 30, 2008 from $483,223 for the year ended June 30, 2007 and office expense decreased 57.4% to $50,011 for the year ended June 30, 2008 from $117,361 for the year ended June 30, 2007. These decreases are primarily the result of the closing of the Michigan office in the year ended June 30, 2007.

Interest expenses decreased 30.9% to $448,852 for the year ended June 30, 2008 from $649,166 for the year ended June 30, 2007.  This decrease is primarily due to the reduction in overall debt of the Company.

The Company’s provision for income taxes of $595,584 for the year ended June 30, 2008 represents a blended state and federal tax rate of approximately 64.7% compared to the prior years tax provision of $1,147,000 or 40.5% for the year ended June 30, 2007. This increase in effective tax rate is primarily due to the effect of the impairment write-down of intangibles in the deferred tax assets. In the fiscal year ended June 30, 2006, the Company reduced the valuation allowance against its deferred tax assets due to its evaluation of the future likelihood of realization based on past profitability and future expectations of profitability, and recognized 100% of its available federal tax benefit of $1,638,713.

Year ended June 30, 2007 as compared to year ended June 30, 2006

The Company’s income from its operations decreased 5.48% to $3,009,904 for the fiscal year ended June 30, 2007 from $3,184,426 for the fiscal year ended June 30, 2006. Net income decreased 58.4% to $1,682,283 for the fiscal year ended June 30, 2007 from $4,045,482 for the fiscal year ended June 30, 2006. This decrease is the result of $1,147,000 in provision for tax expense recorded in fiscal 2007 as compared to $1,310,103 in net income tax benefit recorded in fiscal 2006. Income before taxes increased 3.43% to $2,829,283 for the fiscal year ended June 30, 2007 from $2,735,379 for the fiscal year ended June 30, 2006. This increase was primarily due to (i) the two new contracts added during the year that are projected to increase gross revenues by $10,000,000 annually, once fully implemented, and (ii) increased patient census. This increase is significant since it includes start-up costs of these contracts of approximately $100,000 and uncapitalizable costs of the Meditech software implementation in progress and the construction in progress of the Seven Hills Hospital. We also experienced a down-turn in the pharmaceutical revenue as it is dependent on unpredictable study starts and largely volatile as shown in “Note K – Segment Information” in the accompanying financial statements for the period ended June 30, 2008, 2007 and 2006.

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

Patient care expenses, excluding research, increased by $5,468,817, or 38.3%, to $19,738,357 for the year ended June 30, 2007 from $14,269,540 for the year ended June 30, 2006 due to the increase in available beds contributing to the increase in patient census at our inpatient facilities and the increased utilization of our out-patient services as a result of the new capitated rate contract. Inpatient census increased by 5,291 patient days, 10.7%, for the year ended June 30, 2007 compared to the year ended June 30, 2006. Contract expense, which includes the cost of outside service providers for our capitated contracts increased 650.6% to $1,785,697 for the year ended June 30, 2007 from $237,899 for the year ended June 30, 2006 due to the new capitated rate contract effective January 1, 2007. This contract has an expected annual gross revenue of approximately $8,000,000 and calls for the Company to provide behavioral health care for approximately 325,000 members. Payroll and service related consultants including agency nursing increased 32.0% to $14,625,854 for the year ended June 30, 2007 from $11,084,319 for the year ended June 30, 2006, food and dietary expense increased 1.0% to $776,796 for the year ended June 30, 2007 from $769,367 for the year ended June 30, 2006, hospital supplies expense increased 30.3% to $93,204 for the year ended June 30, 2007 from $71,539 for the year ended June 30, 2006, and other patient related expenses increased to 7.5% to $101,277 for the year ended June 30, 2007 from $94,218 for the year ended June 30, 2006. All of these increases were a result of increased patient census and increased utilization of our out patient services. We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and out patient visits. (see “Operating Statistics” Part I, Item 1).

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

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years. Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable. The Company’s gross receivables from direct patient care has increased 2.3% to $10,323,972 for the year ended June 30, 2007 from $10,096,061 for the year ended June 30, 2006. The Company believes its reserve of approximately 36% is sufficient based on the age of the receivables. We continue to reserve for bad debt based on managed care denials and past difficulty in collections. The growth of managed care has negatively impacted reimbursement for behavioral health services with higher contractual adjustments and a higher rate of denials requiring and higher reserves.

Total administrative expenses, excluding research, increased 13.5% to $12,722,007 for the year ended June 30, 2007 from $11,210,296 for the year ended June 30, 2006. Administrative salaries increased 20.6% to $4,232,863 for the year ended June 30, 2007 from $3,508,980 for the year ended June 30, 2006. Payroll tax expense increased 16.9% to $354,229 for the year ended June 30, 2007 from $302,932 for the year ended June 30, 2006. Employee benefits increased 16.1% to $676,464 for the year ended June 30, 2007 from $582,785 for the year ended June 30, 2006. Other employee benefits increased 93.1% to $239,555 for the year ended June 30, 2007 from $124,035 for the year ended June 30, 2006. All of these increases in payroll and employee related expenses are a result of an increase of approximately 200% in the staff at our Las Vegas out patient location to service the new capitated rate contract and greater competition for experienced health care administrative staff resulted in these increased salaries. General insurance expense increased 17.9% to $760,338 for the year ended June 30, 2007 from $644,882 for the year ended June 30, 2006 due to general increases in property and liability insurance and the addition of three out patient sites, two in Las Vegas and one in Arizona. Rent expense increased 28.9% to $1,440,342 for the year ended June 30, 2007 from $1,117,098 for the year ended June 30, 2006. This increase is due to the three additional clinics opened this year and normal CPI increases included in our property leases. Transfer fee expense increased 255.6% to $91,932 for the year ended June 30, 2007 from $25,856 for the year ended June 30, 2006 as a result of the initial American Stock Exchange listing fee.

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

Interest expense increased 7.0% to $649,166 for the year ended June 30, 2007 from $606,893 for the year ended June 30, 2006.  This increase is due to the amortization of $55,728 and the write off of $13,932 debt discount on the old debt to interset and amortization of $4,868 on the new debt discount as a part of the debt refinancing in June 2007.

The Company’s provision for income taxes of $1,147,000 for the year ended June 30, 2007 represents a blended state and federal tax rate of approximately 40.5% compared to the prior years tax provision excluding the tax benefit of $328,610 for the year ended June 30, 2006, which was significantly below the Federal statutory rate of 34% primarily due to the utilization of net operating loss carry-forwards. In the fiscal year ended June 30, 2006, the Company reduced the valuation allowance due to its evaluation of the future likelihood of realization based on past profitability and future expectations of profitability, and recognized 100% of its available federal tax benefit of $1,638,713 and eliminated the valuation allowance against the deferred tax asset for federal purposes.

Liquidity and Capital Resources

As of June 30, 2008, the Company had working capital of $7,433,699 including cash and cash equivalents of $3,332,388, compared to working capital of $7,545,549, including cash and cash equivalents of $3,395,173 at June 30, 2007.

Cash provided by operating activities was $5,388,586 for the year ended June 30, 2008, compared to $3,543,597 for the year ended June 30, 2007. Cash provided by operations in fiscal 2008 consists of the net income of $324,728, offset by an increase in prepaid expenses of $87,591, a decrease in accrued expenses and other liabilities of $552,055, and an increase in accounts receivable of $1,126,422. These uses of cash from operations were offset by a decrease in other assets of $1,416,801 and an increase in accounts payable of $219,240 and further offset by non-cash items including depreciation and amortization of $1,104,906, non-cash interest and other non-cash expenses of $154,411,  change in deferred tax asset of $409,001 and stock based compensation of $443,136, impairment loss of $1,771,000 and provision for doubtful accounts of $1,311,431.

Cash used in investing activities in fiscal 2008 consisted of $3,387,341 in capital expenditures for the acquisition of property and equipment, $700,000 investment in the Behavioral Health Partners, LLC and $79,799 paid as part of the Pivotal acquisition earnout compared to $955,459 in capital expenditures for property and equipment, $400,000 investment in the Seven Hills Psych Center, LLC and $1,719,623 in advances on the construction of Seven Hills Hospital in the fiscal year ended June 30, 2007. Other than Seven Hills related investments, the increase was primarily due to the purchase and implementation of the Meditech software and the upgrade of hardware to accommodate the software Company wide.

Cash provided by financing activities in fiscal 2008 consisted of $924,730 in net debt repayments and $494,216 used in the repurchase of 188,600 shares of the Company’s Class A common stock offset by $134,715 received from the issuance of stock as a result of the exercise of options and warrants.

Subsequent to year end the Company signed a Letter of Intent to sell the research division of the Company to a prominent research company.   If completed according to the terms of the Letter of Intent, the transaction will net the Company approximately $4,500,000 in cash in exchange for all the assets of the division. The Company recorded a $1,771,000 charge in the statement of operations as of June 30, 2008 for impairment of the intangible assets of Pivotal. The Company expects to sign a Purchase and Sale Agreement once the due diligence is complete and expects the sale will be completed within 120 days.

The sale of Pivotal is expected to decrease gross revenues by approximately 10% which we expect to offset with growth in our Treatment segment over the next year. This will also eliminate the unpredictable revenue streams associated with research. The significant cash realized from this transaction will allow the Company to pursue its acquisition and growth strategy without requiring a private placement of debt or equity.

     A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2008 accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 1% to $6,474,733 on June 30, 2008 from $6,559,387 on June 30, 2007. This decrease is due to the faster turn around of receivables related to the new capitated contract. The Company’s goal is to reduce receivables or to have any increases result from higher revenues.  Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment. Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectible. The Company’s collection policy calls for early contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. The Company’s collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims. At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

In order to facilitate the funding for the build-out of the Company’s Las Vegas hospital project, Seven Hills, on December 19, 2006, the Company entered into an agreement pursuant to which the Company sold $2,000,000 in unregistered Class A Common Stock to a single investor. The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which is the average selling price per share over the 20 trading days prior to the sale, minus 4%. (For additional details regarding this transaction see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on December 20, 2006).

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2008 are as follows (in thousands):

YEAR ENDING June 30	TERM NOTES	CAPITAL LEASES	OPERATING LEASES	TOTAL*

	Principal	Interest	Principal	Interest	Payments	Total
2009	$1,042	$20	$170	$26	$3,744	$5,002
2010	431	16	114	13	3,664	4,238
2011	46	12	115	6	2,818	2,997
2012	51	8	--	--	2,494	2,553
2013	57	3	--	--	1,915	1,975
2014	--	--	--	--	9,171	9,171
Total	$1,627	$59	$399	$45	$23,806	$25,936

* Total does not include the amount due under the revolving credit note of $977,203. This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

In addition to the above, the Company is also subject to three contingent notes with a total face value of $2,500,000 as part of the Pivotal acquisition. Of these notes, one for $1,000,000 and one for $500,000 bear interest at 6% per annum. These notes were subject to additional adjustment based on the earnings of the acquired operations. Since adjustment can be positive or negative based on earnings, with no ceiling or floor, the liability for these notes was only recorded after the required revenue targets were met. This treatment is in accordance with SFAS No. 141, “Business Combinations,” which states that contingent consideration should be recognized only when determinable beyond a reasonable doubt. Payments on the $1,000,000 note began on January 1, 2005. The above table includes the outstanding balance on this note of $147,036 which represents the earn-out for the Pivotal acquisition through December 31, 2005 net of payments made through June 30, 2008. Earn-out requirements have been met on the $500,000 face value note which resulted in the recording of this note and the related earn-out for the total amount of $923,934, which includes $80,000 in accrued interest. The above table includes the outstanding balance on this note of $243,269. The final note for $1,000,000 does not bear interest and is also subject to adjustment based on earnings but has a minimum value of $200,000 to be paid in PHC, Inc. Class A Common Stock on March 31, 2009. This minimum liability has been recorded with imputed interest of 6% and $191,222 is included in the schedule above. For the calendar year ended December 31, 2007, financial targets were met for the first time under this note requiring an earn-out payment on Note C of $79,799. (See Note C to the consolidated financial statements included in this report for additional details on the Pivotal acquisition).

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity. Each of the Company’s material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $787,143 at June 30, 2008, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan. As of June 30, 2008 the Company had $1,612,857 available under the term loan.

The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of June 30, 2008 was $977,203. For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of June 30, 2008 for the revolving credit note is not included in the above table. The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 13.34%.

This agreement was amended on June 13, 2007 to modify the terms of the agreement. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (5.00% at June 30, 2008) plus 0.25%, but not less than 4.75%. The amended term of the agreement is for two years, renewable for two additional one year terms. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC.

Off Balance Sheet Arrangements

The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Aging of accounts receivables could result in our inability to collect receivables.  As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,474,733 at June 30, 2008 compared with $6,559,387 at June 30, 2007. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2008 and 2007, respectively, and Bad Debt Expense for the years ended June 30, 2008 and 2007:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

June 30, 2008	$ 8,705,104	$ 2,230,371	$ 1,311,431
June 30, 2007	$ 10,323,972	$ 3,764,585	$ 1,933,499

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

Recent accounting pronouncements

      Recently Issued Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2009 fiscal year. The FASB has provided a one year deferral for the implementation for non-financial assets and liabilities. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133 (SFAS 161)” SFAS 161 requires enhanced disclosures about derivative and hedging activities SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 which will be the Company’s fiscal year beginning July 1, 2009.

In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This issue is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of adopting this pronouncement.

Recently Adopted Standards

We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 on July 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note H – Income taxes for information pertaining to the effects of adoption on our consolidated balance sheet.

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

Financial Risk

•

Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $2,250.

•

Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security, which could require additional fees.

Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page F-1 of this Annual Report on Form 10-K.

PAGE

Index	F-1
Reports of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated balance sheets	F-4
Consolidated statements of operations	F-5
Consolidated statements of changes in stockholders' equity	F-6
Consolidated statements of cash flows	F-7 – F-8
Notes to consolidated financial statements	F-9 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.:

We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2008 and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHC, Inc. and subsidiaries at June 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts
September  29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.

We have audited the accompanying consolidated balance sheet of PHC, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHC, Inc. and subsidiaries as of June 30, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
September 27, 2007

PHC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
      June 30,

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,332,388	$3,395,173
Accounts receivable, net of allowance for doubtful accounts of $2,230,371 and $3,764,583 at June 30, 2008 and 2007, respectively	6,439,733	6,524,387
Pharmaceutical research receivables	2,102,347	1,942,268
Prepaid expenses	593,463	548,579
Prepaid Income taxes	182,728	140,021
Other receivables and advances	628,002	868,628
Deferred tax assets	1,040,999	2,015,000
Total current assets	14,319,660	15,434,056

Accounts receivable, non-current	35,000	35,000
Other receivables	71,889	91,697
Property and equipment, net	4,456,735	2,121,191
Deferred financing costs, net of amortization of $286,413 and $150,124 at June 30, 2008 and 2007, respectively	470,829	613,865
Customer relationships, net of amortization of $500,000 and $380,000 at June 30, 2008 and 2007, respectively	1,900,000	2,020,000
Goodwill	1,817,375	3,508,576
Deferred tax assets- long term	472,000	--
Other assets	2,815,182	3,465,356

Total assets	$26,358,670	$27,289,741

LIABILITIES
Current liabilities:
Accounts payable	$1,481,081	$1,261,841
Current maturities of long-term debt	1,041,681	1,134,300
Revolving credit note	977,203	1,518,742
Deferred revenue	54,242	433,301
Current portion of obligations under capital leases	170,285	205,858
Accrued payroll, payroll taxes and benefits	1,621,602	1,631,693
Accrued expenses and other liabilities	1,539,867	1,702,772

Total current liabilities	6,885,961	7,888,507

Long-term debt, less current maturities	584,930	831,387
Obligations under capital leases	229,274	226,706
Deferred tax liabilities	--	93,000

Total liabilities	7,700,165	9,039,600
Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, none issued	--	--
Class A Common Stock, $.01 par value; 30,000,000 shares authorized, 19,806,147 and 19,622,076 shares issued at June 30, 2008 and 2007, respectively	198,061	196,221
Class B Common Stock, $.01 par value; 2,000,000 shares authorized, 775,672 and 775,760 issued and outstanding at June 30, 2008 and 2007, respectively, each convertible into one share of Class A Common Stock	7,757	7,758
Additional paid-in capital	27,388,821	26,812,808
Treasury stock, 387,698 and 199,098 Class A common shares at cost at June 30, 2008 and 2007, respectively	(685,916)	(191,700)
Accumulated deficit	(8,250,218)	(8,574,946)

Total stockholders’ equity	18,658,505	18,250,141
Total liabilities and stockholders’ equity	$26,358,670	$27,289,741

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                   For the Years Ended June 30,

	2008	2007	2006
Revenues:
Patient care, net	$40,856,077	$36,022,529	$27,861,701
Pharmaceutical study	4,922,790	4,564,314	5,799,815
Contract support services	4,541,260	4,540,634	4,351,576

Total revenues	50,320,127	45,127,477	38,013,092

Operating expenses:
Patient care expenses	22,133,200	19,738,357	14,269,540
Patient care expenses, pharmaceutical	2,752,520	2,182,357	2,242,900
Cost of contract support services	3,390,224	3,102,551	2,676,340
Provision for doubtful accounts	1,311,431	1,933,499	1,912,516
Impairment loss	1,771,000	--	--
Administrative expenses	15,464,545	12,722,007	11,210,296
Administrative expenses, pharmaceutical	2,377,082	2,438,802	2,517,074

Total operating expenses	49,200,002	42,117,573	34,828,666

Income from operations	1,120,125	3,009,904	3,184,426

Other income (expense):
Interest income	194,310	159,946	68,397
Interest expense	(448,852)	(649,166)	(606,893)
Other income, net	54,729	308,599	89,449

Total other expense, net	(199,813)	(180,621)	(449,047)

Income before income taxes	920,312	2,829,283	2,735,379
Benefit from (provision for) income taxes	(595,584)	(1,147,000)	1,310,103

Net income	$324,728	$1,682,283	$4,045,482

Basic net income per common share	$0.02	$0.09	$0.22

Basic weighted average number of shares outstanding	20,166,659	19,287,665	18,213,901

Fully diluted net income per common share	$0.02	0.09	0.21

Fully diluted weighted average number of shares outstanding	$20,464,255	19,704,697	19,105,193

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance – June 30, 2005	17,490,818	$174,908	776,991	$7,770	$23,377,059

Stock options issued for compensation					116,425
Purchase of treasury shares from former employee
Issuance of shares for warrants exercised	98,473	984			51,466
Issuance of shares for options exercised	269,827	2,698			81,379
Common shares issued as compensation	2,000	20			5,640
Disgorgement					112
Value of acceleration of certain stock options					9,875
Non-cash value of warrant issued in connection with an acquisition					56,180
Conversion from Class B to Class A	1,231	12	(1,231)	(12)
Issuance of employee stock purchase plan shares	12,617	127			20,061
Net income year ended June 30, 2006

Balance – June 30, 2006	17,874,966	178,749	775,760	7,758	23,718,197

Costs related to private placements					(64,783)
Fair value of options					214,606
Issuance of shares for warrants exercised	543,089	5,431			330,692
Issuance of shares for options exercised	231,627	2,316			143,060
Issuance of shares in a private placement	961,539	9,616			1,990,384
Non-cash value of warrant issued in connection with a refinancing					456,880
Issuance of employee stock purchase plan shares	10,855	109			23,772
Net income year ended June 30, 2007

Balance – June 30, 2007	19,622,076	196,221	775,760	7,758	26,812,808

Fair value of options					380,187
Issuance of shares for warrants exercised	20,000	200			17,800
Issuance of shares for options exercised	159,652	1,596			104,293
Warrants issued					62,949
Issuance of employee stock purchase plan shares	4,331	43			10,784
Purchase of treasury shares
Conversion from Class B to Class A	88	1	(88)	(1)
Net income year ended June 30, 2008

Balance – June 30, 2008	19,806,147	$198,061	775,672	$7,757	$27,388,821

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES (continued)
Consolidated Statements of Changes In Stockholders’ Equity

Class A
Treasury Stock		Accumulated
Shares	Amount	Deficit	Total

Balance – June 30, 2005	181,738	$(155,087)	$(14,302,711)	$9,101,939

Stock options issued as compensation				116,425
Purchase of treasury shares from former employee	17,360	(36,613)		(36,613)
Issuance of shares for warrants exercised				52,450
Issuance of shares for options exercised				84,077
Common shares issued as compensation				5,660
Disgorgement				112
Value of acceleration of certain stock options				9,875
Non-cash value of warrant issued in connection with an acquisition				56,180
Conversion from Class B to Class A				--
Issuance of employee stock purchase plan shares				20,188
Net income year ended June 30, 2006			4,045,482	4,045,482

Balance – June 30, 2006	199,098	(191,700)	(10,257,229)	13,455,775

Costs related to private placements				(64,783)
Fair value of options				214,606
Issue of share for warrants exercised				336,123
Issuance of shares for options exercised				145,376
Issuance of shares in a private placement				2,000,000
Non-cash value of warrant issued in connection with a refinancing				456,880
Issuance of employee stock purchase plan shares				23,881
Net income year ended June 30, 2007			1,682,283	1,682,283

Balance – June 30, 2007	199,098	(191,700)	(8,574,946)	18,250,141

Fair value of options				380,187
Issuance of shares for warrants exercised				18,000
Issuance of shares for options exercised				105,889
Warrants issued				62,949
Issuance of employee stock purchase plan shares				10,827
Purchase of treasury shares	188,600	(494,216)		(494,216)
Conversion from Class B to Class A				--
Net income year ended June 30, 2008			324,728	324,728

Balance – June 30, 2008	387,698	(685,916)	(8,250,218)	18,658,505

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended June 30,
2008	2007	2006

Cash flows from operating activities:
Net income	$324,728	$1,682,283	$4,045,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104,906	744,206	777,419
Non-cash interest and other non-cash expenses	154,411	164,994	65,583
Deferred income taxes	409,001	863,000	(1,638,713)
Stock based compensation	443,136	220,067	134,988
Impairment loss	1,771,000	--	--
Provision for doubtful accounts	1,311,431	1,933,499	1,912,516
Changes in operating assets and liabilities:
Accounts and other receivables	(1,126,422)	(2,124,737)	(2,715,461)
Prepaid expenses and other current assets	(87,591)	(197,945)	(343,667)
Other assets	1,416,801	(229,885)	(186,817)
Accounts payable	219,240	(247,818)	611,046
Accrued expenses and other liabilities	(552,055)	735,933	471,930

Net cash provided by operating activities	5,388,586	3,543,597	3,134,306

Cash flows from investing activities:
Acquisition of property and equipment	(3,387,341)	(955,459)	(710,638)
Equity investment in unconsolidated subsidiary	(700,000)	(400,000)	--
Construction in progress		(1,719,623)	--
Costs related to business acquisition (earn-out)	(79,799)	--	--

Net cash used in investing activities	(4,167,140)	(3,075,082)	(710,638)

Cash flows from financing activities:
Repayment on revolving debt, net	(541,539)	(84,626)	(782,261)
Proceeds from borrowings on long term debt	--	--	17,551
Principal payments on long-term debt	(383,191)	(1,162,172)	(858,669)
Deferred financing costs	--	(83,664)	(15,000)
Purchase of treasury stock	(494,216)	--	(36,613)
Proceeds from issuance of common stock, net	134,715	2,437,015	153,799

Net cash provided by (used in) financing activities	(1,284,231)	1,106,553	(1,521,193)

Net increase (decrease) in cash and cash equivalents	(62,785)	1,575,068	902,475
Cash and cash equivalents, beginning of year	3,395,173	1,820,105	917,630

Cash and cash equivalents, end of year	$3,332,388	$3,395,173	$1,820,105

Supplemental cash flow information:
Cash paid during the period for:
Interest	$253,557	$472,169	$606,893
Income taxes	$424,267	$354,777	$296,100

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
	For the Years Ended June 30,

	2008	2007	2006

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in cashless exercise of options	406	299	186
Issuance of common stock in cashless exercise of warrants	--	2,239	380
Pivotal Acquisition Note A earn out adjustments recorded	--	843,934	(39,746)
Value of warrants issued with debt recorded as deferred financing cost	--	456,880	--
Value of warrants issued in connection with the Pivotal acquisition	--	--	56,180
Obligations under capital leases	23,693	497,014	154,069
Disposal of fully depreciated equipment	5,164	15,928	--

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

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

(1)

Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and ten psychiatric treatment locations which include Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed residential facility in Detroit Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and seven outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

(2)

Pharmaceutical research study services, including three clinic study sites: two in Arizona, in Peoria and Mesa and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company’s research sites operate as Pivotal Research;

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

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. In January 2007, the Company purchased a 15.24% membership interest in the Seven Hills Psych Center, LLC, the entity that is the landlord of the Seven Hills Hospital subsidiary. In March 2008, the Company, through its subsidiary PHC of Nevada, Inc., purchased a 25% membership interest in Behavioral Health Partners, LLC, the entity that will be the landlord of a new outpatient location for Harmony Healthcare once construction is complete. These investments are accounted for under the equity method of accounting and are included in other assets on the consolidated balance sheet. (Note D)

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and accounts receivable:

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

Medicaid reimbursements are based on established rates depending on the level of care provided and are adjusted prospectively. Effective for fiscal years beginning after January 1, 2005, the prospective payment system (“PPS”) was brought into effect for all Psychiatric services paid through the Medicare program. The new system changed the TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to the new variable per diem-based system. The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from “Center for Medicare and Medicaid Services, (“CMS’s”), administrative data base (cost reports and claims data). Patient-specific characteristics include, but are not limited to, principal diagnoses, comorbid conditions, and age. Facility specific variables include an area wage index, rural setting, and the extent of teaching activity. This change was phased in over three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates, 75/25, 50/50, and 25/75, respectively. During fiscal 2008 we were operating under the third and final stage at 25/75. In the current fiscal year we are operating under PPS.

For the fiscal year ended June 30, 2008, Medicare reimbursement rates were based 25% on provisional rates that are adjusted retroactively based on annual cost reports filed by the Company with Medicare and 75% on the new prospective payment rates. The Company will continue to file cost reports to Medicare to determine the new TEFRA portion of the rate for the following year. These cost reports are routinely audited on an annual basis. Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly. The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits. Approximately 29%, 24%, and 23% of the Company’s total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2008, 2007 and 2006, respectively. Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement. The Company is unable to estimate any future adjustment at this time but past adjustments have not been material to the financial statement. As of June 30, 2008, the Company has no outstanding balance in other receivable due as a result of cost report settlements.

Patient care revenue is recognized as services are rendered, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Pre –admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient. Revenue is not recognized for emergency provision of services for indigent patients until authorization for the services can be obtained.

Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided. Each

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Long-term assets include non-current accounts receivable, other receivables and other assets (see below for description of other assets). Non-current accounts receivable, consist of amounts due from former patients for service. This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the Company or its collection agencies, entered into because of the patients’ inability to pay under normal payment terms. All of these receivables have been extended beyond their original due date. Reserves are provided for accounts of former patients that do not comply with these supplemental payment agreements and accounts are written off when deemed unrecoverable. Other receivables included as long-term assets include the non-current portion of loans provided to employees and amounts due on a contractual agreement.

Charity care amounted to approximately $94,336, $231,702 and $150,511 for the years ended June 30, 2008, 2007 and 2006, respectively. Patient care revenue is presented net of charity care in the accompanying consolidated statements of operations.

The Company had accounts receivable from Medicaid and Medicare of approximately $1,307,000 at June 30, 2008 and $1,811,000 at June 30, 2007. Included in accounts receivable is approximately $913,636 and $450,000 in unbilled receivables at June 30, 2008 and 2007, respectively.

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

Estimates and assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates and assumptions: (continued)

the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid, the realization of deferred tax benefits and the valuation of goodwill which represents a significant portion of the estimates made by management.

Reliance on key clients:

      The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact the Company’s ability to meet its fixed costs. The Company has entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs. The employees of such institutions may be referred to the Company for treatment, the cost of which is reimbursed on a per diem or per capita basis. Approximately 25% of the Company’s total revenue is derived from these clients for all periods presented. No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company’s consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue and attendant losses.

Cash equivalents:

Cash equivalents include short-term highly liquid investments with maturities of less than three months when purchased.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Assets	Estimated Useful Life
Buildings	39 years
Furniture and equipment	3 through 10 years
Motor vehicles	5 years
Leasehold improvements	Lesser of useful life or term of lease (2 to 10 years)

Other assets:

Other assets consists of deposits, deferred expenses advances, construction in progress, investment in Seven Hills LLC, investment in Behavioral Health Partners, LLC, licensure fees, and internally developed and acquired software which is being amortized over three to seven years based on its estimated useful life.

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of its long-lived assets for

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets: (Continued)

possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2008.

Fair value of financial instruments:

The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity. The carrying value of long term debt, which have variable interest rates, approximates fair value.

Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders, by the weighted average number of shares of both classes of common stock outstanding for each fiscal year. Class B Common Stock has additional voting rights. All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2008, 2007 and 2006 using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Years Ended June 30,
	2008	2007	2006

Weighted average shares outstanding – basic	20,166,659	19,287,665	18,213,901
Employee stock options	297,596	397,428	510,731
Warrants	--	19,604	380,561

Weighted average shares outstanding – fully diluted	20,464,255	19,704,697	19,105,193

The following table summarizes securities outstanding as of June 30, 2008, 2007 and 2006, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

	Years Ended June 30,
	2008	2007	2006
Employee stock options	338,500	190,000	253,500
Warrants	310,000	--	--
Total	648,500	190,000	253,500

During fiscal 2008, the Company repurchased 188,600 shares of its Class A Common Stock. This repurchase did not have a material impact on earnings per share.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance. As a result of this assessment, during fiscal 2006, the Company eliminated 100% of the Federal deferred tax valuation allowance.

     On July 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109". In accordance with FIN 48, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Comprehensive income:

     SFAS No. 130, “Reporting Comprehensive Income”, requires companies to classify items of other comprehensive income in a financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is equal to its net income for all periods presented.

Stock-based compensation:

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and stock purchase plans. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the Statement’s modified prospective application method. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock compensation.

     Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock based awards are accounted for as equity instruments.

     Under the provisions of SFAS 123R, the Company recorded $380,187 and $214,606 of stock-based compensation on its consolidated statements of income for the years ended June 30, 2008 and 2007, respectively, which is included in administrative expenses as follows:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)

	Year ended June 30, 2008	Year ended June 30, 2007	Year ended June 30, 2006

Directors fees	$116,661	$47,088	$21,000
Employee compensation	263,526	167,518	105,300

Total	$380,187	$214,606	$126,300

     The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the years ended June 30, 2008, 2007 and 2006 were calculated using the following assumptions:

                                                                                                                      Year ended June 30,

	2008	2007	2006

Risk free interest rate	4.00%	4.60%	4.45%
Expected dividend yield	--	--	--
Expected lives	5-10 years	5-10 years	5-10 years
Expected volatility	41.0%	48.0%	47.27%
Weighted average value of grants per share	1.32	1.54	2.42
Weighted average remaining contractual life of options outstanding (years)	3.74	3.56	3.65

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate on the date of grant. The expected life was calculated using the Company’s historical experience for the expected term of the option.

Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated or additional expense if the forfeiture rate is lower than estimated.

Advertising Expenses:

Advertising costs are expensed when incurred.  Advertising expense for the year ended June 30, 2008, 2007 and 2006 were $205,156, $341,067 and $427,599, respectively.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications:

      Certain June 30, 2006 and 2007 amounts have been reclassified to be consistent with the June 30, 2008 presentation.

Recent accounting pronouncements:

     Recently issued Standards

      In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2009 fiscal year. The FASB has provided a one year deferral for the implementation for non-financial assets and liabilities. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company’s financial position and results of operations.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

Recent accounting pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133 (“SFAS 161”) SFAS 161 requires enhanced disclosures about derivative and hedging activities SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 which will be the Company’s fiscal year beginning July 1, 2009.

In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This issue is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of adopting this pronouncement.

“Recently Adopted Standards”

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 on July 1, 2007.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note H – Income taxes for information pertaining to the effects of adoption on our consolidated balance sheet.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

As of June 30,

	2008	2007

Land	$69,259	$69,259
Buildings	1,136,963	1,136,963
Furniture and equipment	3,427,514	2,614,274
Motor vehicles	172,967	178,478
Leasehold improvements	3,764,707	1,462,260
	8,571,410	5,461,234
Less accumulated depreciation and amortization	4,114,675	3,340,043
Property and equipment, net	$4,456,735	$2,121,191

     Total depreciation and amortization expense was $782,533, $502,705 and $580,933 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, customer contracts and relationships, and (ii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS: (continued)

and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill  and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

     Customer relationships, acquired as a part of the assets acquired in the membership interest purchase of Pivotal Research Centers, LLC, are used to acquire new studies on an ongoing basis. Since there is no true “consumption” of the relationship that can be defined, the asset is being amortized, using the straight-line method, over an estimated useful life of twenty years. Amortization expense of intangible assets, which amounted to $120,000, $120,000 and $120,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, is included in administrative expenses in the accompanying consolidated statement of operations. The following is a summary of expected amortization expense of intangible assets for the succeeding fiscal years and thereafter as of June 30, 2008:

Year Ending
June 30,	Amount
2009	$120,000
2010	120,000
2011	120,000
2012	120,000
2013	120,000
Thereafter	1,300,000
$1,900,000

      SFAS No. 142, “Goodwill and Other Intangible Assets”, requires, among other things, that companies not amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 required that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

     The Company’s goodwill of $969,098 relating to the treatment services reporting unit of the Company and $848,277 related to the research study services reporting unit of the Company were evaluated under SFAS No. 142 as of June 30, 2008. As a result of the evaluation, the Company determined that no impairment exists related to the goodwill associated with the treatment services reporting unit however it did determine, based on this evaluation that the goodwill of the research study reporting unit was impaired. As a result of this determination, the Company took an impairment charge against the goodwill of $1,771,000 in the fourth quarter of fiscal 2008. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS No. 142.

 On April 30, 2004, the Company acquired Phoenix-based Pivotal Research Centers, LLC, (“Pivotal”) significantly expanding the Company’s clinical research capabilities and geographic presence. The acquisition of Pivotal was accounted for as a purchase under SFAS No. 141, “Business Combinations”. Accordingly, the operating results of Pivotal have been included in the Company’s consolidated statements of operations since the acquisition date.

The Company paid $1.5 million in cash and $500,000 in PHC, Inc. Class A Common Stock based on the closing market price of $1.17. The value of the Class A Common Stock was determined in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS: (continued)

Business Combination.” Additionally, the Company agreed to three performance-based promissory notes (Notes A, B and C) which were staged during the next five years based on future profitability and secured by all the assets of Pivotal as well as by PHC, Inc.’s ownership interest in Pivotal.

     Promissory Note A is a secured note with a face value of $1,000,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2005. Note A was subject to adjustment in the first and second years of the note based on adjusted EBITDA as defined in the agreement. Quarterly payments are then made based on the adjusted value of the promissory notes. The first adjustment of $169,832 was made on February 1, 2005. The Company recorded the value of Note A of $1,169,832 as additional purchase price during fiscal 2005. The second adjustment of ($39,746) was made on April 1, 2006. As of June 30, 2008, $147,036 is due under Note A.

    Promissory Note B is a secured note with a face value of $500,000, with an annual interest rate of 6%, a maturity date of December 31, 2008 and payments due in quarterly installments beginning January 2007. This note was recorded in December 2006 as EBITDA targets defined in the agreement were met. An earn-out of $343,934 was recorded on February 1, 2007 as stipulated in the agreement. Eight quarterly payments are due on this note with a maturity date of December 31, 2008. As of June 30, 2008, the principal balance due on this note is $243,269.

     Promissory Note C is a secured note with a face value of $1,000,000, a maturity date of March 31, 2009 and annual payments commencing on March 31, 2005. Note payment amounts are determined based on the adjusted EBITDA as defined in the agreement of the non-Pivotal Research business for each payment period beginning at the effective date of the agreement and ending on December 31, 2004 and each year thereafter multiplied by .35. In addition, this promissory note provides for the issuance of up to $200,000 in PHC, Inc. Class A Common Stock, should the total of the five note payments be less than the $1,000,000 face value of the note. The value of the $200,000 stock minimum value less imputed interest at 6% was recorded at the time of acquisition.

Since all but $200,000 of these promissory notes is contingent on future earnings, only $200,000, less imputed interest, was recorded as of June 30, 2004 as stipulated in SFAS No. 141. As of June 30, 2008, the balance on Note C is $191,222. For the calendar year ended December 31, 2007, earnings targets were met under this Note requiring payment of $79,799 which was recorded as goodwill in the fiscal year ended June 30, 2008.

NOTE D - OTHER ASSETS

Included in other assets are investments in unconsolidated subsidiaries. As of June 30, 2008 this includes the Company’s investment in Seven Hills Psych Center, LLC of $399,735 (this LLC holds the assets of the Seven Hills Hospital which is being leased by a subsidiary of the Company) and the Company’s investment in Behavioral Health Partners, LLC, of $700,000 which will build an additional outpatient site in Las Vegas to be leased by another subsidiary of the Company.

The following table lists amounts included in other assets:

   PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE D - OTHER ASSETS (CONTINUED)

Description	As of June 30,
	2008	2007

Construction in progress ($1,362,000 in escrow for improvements)	$--	$1,719,623
Licensure fees	1,404,955	701,220
Investment in unconsolidated subsidiary	1,099,735	400,000
Deferred Expense	--	319,842
Deposits and other assets	_____310,492	324,671

Total	$2,815,182	$3,465,356

NOTE E - NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long-term debt is summarized as follows:

                                                                                                                                                                    As of June 30,

                                                                                                                                                               2008                2007

Pivotal acquisition note (Note A) due in sixteen quarterly principal installments, plus interest at 6% per annum, beginning January 2005. Current quarterly payments are $73,518 plus accumulated interest at 6% per annum. No further adjustments to Note A are required.	$147,036	$441,109
Pivotal acquisition note (Note B) due in eight quarterly principal installments, plus interest at 6% per annum, beginning January 2007. Current quarterly payments are $121,633 plus accumulated interest at 6% per annum. No further adjustments to Note B are required.	243,269	729,801
Note payable (Note C) in conjunction with the earn out of the Pivotal Research Centers, LLC acquisition. Minimum payment amount $200,000 in common stock due March 2009 with interest imputed at 6%.	191,222	180,112
Term mortgage note payable with monthly principal installments of $50,000 beginning July 1, 2007 increasing to $62,500 July 1, 2009 until the loan terminates. The note bears interest at prime (5.00% at June 30, 2008) plus 0.75% but not less than 6.25% and is collateralized by all of the assets of the Company and its material subsidiaries except Pivotal Research Centers, Inc. At June 30, 2008 the Company had $1,612,857 available credit on the term loan.	787,143	289,143
9% mortgage note due in monthly installments of $4,850 including interest through July 1, 2012, when the remaining principal balance is payable, collateralized by a first mortgage on the PHC of Virginia, Inc, Mount Regis Center facility.	234,671	269,986
Note payable due in monthly installments of $578 including interest at 5.9% through May 2010.	12,026	18,058
Note payable due in monthly installments of $555 including interest at 3.9% through March 2010.	11,244	17,327
Note payable due in monthly installments of $775 including interest at 3.9% through October 2008.	--	12,061
Insurance installment notes renewed annually	--	8,090
Total	1,626,611	1,965,687
Less current maturities	1,041,681	1,134,300
Long-term portion	$584,930	$831,387

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE E - NOTES PAYABLE AND LONG TERM DEBT (CONTINED)

Maturities of notes payable and long-term debt are as follows as of June 30, 2008:

Year Ending June 30,	Amount
2009	$1,041,681
2010	431,189
2011	46,244
2012	50,582
2013	56,915
Thereafter	--
$1,626,611

     In October 2004, the Company refinanced its revolving credit note under which a maximum of $3,500,000 may be outstanding at any time. The outstanding balance on this note was $977,203 and $1,518,742 at June 30, 2008 and 2007, respectively. This agreement was amended on June 13, 2007 to modify the terms of the agreement. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (5.00% at June 30, 2008) plus 0.25%, but not less than 4.75%. The average interest rate paid during the fiscal year ended June 30, 2008 was 13.34%, which includes the amortization of deferred financing costs related to the initial financing. The amended term of the agreement is for two years, renewable for two additional one year terms. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC. The Company paid $32,500 in commitment fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 expiring on June 13, 2017.

As of June 30, 2008, the Company was in compliance with all of its financial covenants under the revolving line of credit note. These covenants were modified with the refinancing of the debt in June 2007 to include only a debt coverage ratio of 1:1 and a decreased minimum EBITDA.

NOTE F - CAPITAL LEASE OBLIGATION

At June 30, 2008, the Company was obligated under various capital leases for equipment providing for aggregate monthly payments of approximately $12,515 and terms expiring from June 2010 through June 2011.

The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

                            June 30,

	2008	2007
Equipment and software	$574,402	$784,114
Less accumulated amortization and depreciation	(143,535)	(225,055)
	$430,867	$559,059

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE F - CAPITAL LEASE OBLIGATION (CONTINUED)

     Amortization and depreciation expense for the years ended June 30, 2008 and 2007 was $113,839 and $56,186 respectively.

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2008:

Year Ending June 30,
2009	$195,136
2010	129,025
2011	120,688
2012	--
Future minimum lease payments	444,849
Less amount representing interest	45,290
Total future principle payments	399,559
Less current portion	170,285
Long-term obligations under capital leases	$229,274

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following

                                                                                                                                   June 30,

	2008	2007
Accrued professional fees	$1,010,745	$896,874
Accrued operating expenses	529,122	630,898
Income tax payable	--	175,000
Total	$1,539,867	$1,702,772

NOTE H - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

                                                                                                     Years Ended June 30,

	2008	2007
Deferred tax asset:
Allowance for doubtful accounts	$847,000	$$1,430,000
Depreciation	320,000	332,000
Difference between book and tax bases of intangible assets	151,999	7,000
Operating loss carryforward	194,000	585,000
Gross deferred tax asset	1,512,999	2,354,000

Deferred tax asset	1,512,999	2,354,000
Current portion	1,040,999	2,015,000
Long-term portion	472,000	339,000

Deferred tax liability:
Difference between book and tax bases of intangible assets	--	(432,000)
Net deferred tax liability	$--	$(93,000)

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE H – INCOME TAXES (CONTINUED)

The components of the income tax provision (benefit) for the years ended June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current
Federal	$112,582	$68,000	$78,399
State	74,001	216,000	250,211
	186,583	284,000	328,610
Deferred
Federal	268,501	811,000	(1,467,302)
State	140,500	52,000	(171,411)
	409,001	863,000	(1,638,713)

Income tax provision (benefit)	$595,584	$1,147,000	$(1,310,103)

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Income tax provision at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in the tax resulting from:
State tax provision, net of federal benefit	5.3%	10.4%	4.7%
Non-deductible expense	16.2%	2.6%	1.7%
Other, net	10.0%	--	--
Valuation allowance	________--	__(6,5%)	__(88.3%)
Effective income tax rate	65.5%	___40.5%	(47.9%)

At June 30, 2008, the Company had a federal net operating loss carryforward amounting to approximately $15,000. The Company also has alternative minimum tax credits, of $188,000 at June 30, 2008.  The Company’s Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

 In the past, the Company had provided a significant valuation allowance against its deferred tax asset based on the projections for the next fiscal year. During the fiscal year ended June 30, 2006, the Company recognized 100% of the tax benefit associated with the federal loss carry forwards based on the Company’s future projections.

     The Company adopted the provisions of  FIN 48 on July 1, 2007.  It required that a change in judgement related to prior year's tax positions be recognized in the quarter of such change.  As a resut of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

     We recognize interest and penalities related to uncertain tax positions in general and administrative expense.  As of June 30, 2008, we have not recorded any provisions for accrued interest and penalities related to uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

     Tax  years 2004-2007 remain open to examination by the major taxing authorities to which we are subject.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2018. Rent expense for the years ended June 30, 2008, 2007 and 2006 was approximately $2,429,805, $2,026,000 and $1,695,000, respectively. Rent expense includes certain short-term rentals. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2008 are as follows:

Year Ending
June 30,____	Amount

2009	$3,744,406
2010	3,663,179
2011	2,817,814
2012	2,494,202
2013	1,914,616
Thereafter	9,170,912
$23,805,129

In addition to the above leases, on March 24, 2008, the Company entered into a lease agreement to lease office space to be built by Behavioral Health Partners, LLC. The proposed office space is located in Las Vegas, Nevada, with initial rent payments of approximately $17,500 per month beginning upon completion of the building estimated to be in the first calendar quarter of 2009. In addition to the 10-year lease on the property, the Company has also purchased approximately 25% membership interest in the entity that owns the property.

Contingent Notes Payable:

     In conjunction with the acquisition of Pivotal Research Centers, LLC (Note C), the Company signed three notes, A, B and C, respectively, with face amounts of $1,000,000, $500,000 and $1,000,000. The ultimate amount payable under these notes is based on the future earnings of the acquired entity. Since all but $200,000 was contingent on future earnings, only $200,000 less imputed interest was recorded as a liability as of June 30, 2004 as stipulated in SFAS No. 141. As of June 30, 2008 $191,222 has been recorded on Note C. In December 2004 the first earn-out period ended and resulted in the recording of $1,209,832, (including $40,000 in interest), as a liability on Note A. On April 1, 2006 the second earn-out adjustment was made on Note A. This adjustment resulted in the net reduction of the liability of $39,746 as earn-out targets were not met for the calendar year ended December 31, 2005. Note B was recorded in December 2006 at its face value of $500,000 as earnings targets were met for the calendar year ended December 31, 2006. The total amount recorded on February 1, 2007 as earn-out under this Note B was $343,934. In the current fiscal year $79,799 was recorded as an earn-out on Note C for the calendar year ended December 31, 2007. The earn-outs are recorded as a change in the purchase price and affect goodwill. (See Note C for discussion of the terms of these notes.)

Litigation:

     The Company is a party in an action between a former employee who was terminated and filed a claim for wrongful termination. The matter is being resolved through binding arbitration. The outcome of this action cannot be determined at this time, but management does not expect the outcome to have a material adverse effect on the financial position or results of operations of the Company.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

Litigation: (Continued)

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

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS

Preferred Stock

      The Board of Directors is authorized, without further action of the shareholders, to issue up to 1,000,000 shares in one or more classes or series and to determine, with respect to any series so established, the preferences, voting powers, qualifications and special or relative rights of the established class or series, which rights may be in preference to the rights of common stock. No shares of the Company’s preferred stock are currently issued.

Common Stock

The Company has authorized two classes of common stock, the Class A Common Stock and the Class B Common Stock. Subject to preferential rights in favor of the holders of the Preferred Stock, the holders of the common stock are entitled to dividends when, as and if declared by the Company’s Board of Directors. Holders of the Class A Common Stock and the Class B Common Stock are entitled to share equally in such dividends, except that stock dividends (which shall be at the same rate) shall be payable only in Class A Common Stock to holders of Class A Common Stock and only in Class B Common Stock to holders of Class B Common Stock.

Class A Common Stock

The Class A Common Stock is entitled to one vote per share with respect to all matters on which shareholders are entitled to vote, except as otherwise required by law and except that the holders of the Class A Common Stock are entitled to elect two members to the Company’s Board of Directors.

The Class A Common Stock is non-redeemable and non-convertible and has no pre-emptive rights.

All of the outstanding shares of Class A Common Stock are fully paid and nonassessable.

Class B Common Stock

The Class B Common Stock is entitled to five votes per share with respect to all matters on which shareholders are entitled to vote, except as otherwise required by law and except that the holders of the Class A Common Stock are entitled to elect two members to the Company’s Board of Directors. The holders of the Class B Common Stock are entitled to elect all of the remaining members of the Board of Directors.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

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

Private Placement

On December 19, 2006, the Company entered into an agreement pursuant to which the Company sold $2,000,000 in unregistered Class A Common Stock to a single investor to provide the equity component for the build-out of the Company’s Las Vegas hospital project, Seven Hills Behavioral Institute.

The agreement allowed the investor, Camden Partners Limited Partnership, to purchase $2,000,000 in PHC, Inc. Class A Common Stock at $2.08 per share, which was the average selling price per share over the 20 trading days prior to the sale, minus 4%. In addition to providing a certificate evidencing the 961,539 unregistered shares within three business days from the close of the transaction, the Company is also obligated to file a Registration Statement with the Securities and Exchange Commission within 90 days of the close of the transaction to register the shares issued, to put forth its best efforts to cause the Registration Statement to be brought effective within 120 days of the close of the transaction and to maintain the Registration Statement’s current status for a period of two years from the date of the close of the transaction. The Registration Statement was declared effective on April 2, 2007.

Stock Plans

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors’ stock option plan, and three expired plans, the 1993 Employee and Directors Stock Option plan, the 1995 Non-employee Directors’ stock option plan and the 1995 Employee Stock Purchase Plan.

The stock option plan, dated December 2003 and expiring in December 2013, as amended in October 2007, provides for the issuance of a maximum of 1,900,000 shares of Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options. As of June 30, 2008, 994,687 options were granted under this plan.

On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the “Plan”),

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

which became effective February 1, 1996. The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period to encourage stock ownership by all eligible employees. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan. Before its expiration on October 18, 2005, 157,034 shares were issued under the plan. On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan. A maximum of 500,000 shares may be issued under the January 2006 plan. The new plan is identical to the old plan and expires on January 31, 2016. As of June 30, 2008, 15,186 shares have been issued under this plan. During fiscal 2008 the Board of Directors authorized a new offering for a six month contribution term instead of the former one year term. Eight employees participated and 6,801 shares were issued in the first six-month offering period, which began on February 1, 2008 and ended on July 31, 2008. Sixteen employees are participating in the current offering which began on August 1, 2008 and will end January 31, 2009. At June 30, 2008 there were 484,814 shares available for issue under the January 2006 plan.

     The non-employee directors’ stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2008, options for 145,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors’ stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. As of June 30, 2008, a total of 220,000 options were issued under the new plan. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval.

Under the above plans, at June 30, 2008, 1,520,127 shares were available for future grant or purchase.

The Company had the following activity in its stock option plans for fiscal 2008, 2007 and 2006:

WEIGHTED AVERAGE

	Number of Shares	Exercise Price	Remaining Contractual Term	Agggregate Intrinsic Value
Outstanding balance – June 30, 2005	1,138,250	$0.85
Granted	408,750	$2.42
Exercised	(277,750)	$0.39
Expired	(35,000)	$1.84
Outstanding balance – June 30, 2006	1,234,250	$1.45
Granted	177,500	$2.64
Exercised	(241,687)	$0.74
Expired	(74,063)	$1.94
Outstanding balance – June 30, 2007	1,096,000	$1.76
Granted	377,500	$2.84
Exercised	(174,000)	$0.84
Expired	(52,500)	$2.80
Outstanding balance – June 30, 2008	1,247,000	$2.17	. 3.74	$681,528
Exercisable at June 30, 2008	828,242	$1.89	3.19	$644,598

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

Of the options granted during the fiscal year ended June 30, 2008, 94,375 were vested and the remaining options will vest over the next three years. The fair value of the options vested was $1.32 per option.

In February 2008, 4,331 shares of common stock were issued under the employee stock purchase plan. The Company recorded share based compensation expense of $1,992.

During the fiscal year ended June 30, 2008, 174,000 options were exercised resulting in aproximately $105,890 in proceeds. Included in the above balance, 55,000 options were exercised using a cashless exercise feature resulting in the issuance of 40,652 common shares.

The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2008, 2007 and 2006 was $1.32, $1.54 and $1.17, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was $335,438, $522,921 and $517,917, respectively.

As of June 30, 2008 there was $264,655 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the next four years.

In addition to the outstanding options under the Company’s stock plans, the Company has the following warrants outstanding at June 30, 2008:

Date of Issuance	Description	Number of Shares	Exercise Price	Expiration Date
06/13/2007	Warrants issued in conjunction with long-term debt transaction, $456,880 recorded as deferred financing costs	250,000 shares	$3.09 per share	June 2017
09/01/2007	Warrants issued for consulting services $7,400 charged to professional fees	6,000 shares	$3.50 per share	Sept 2012
10/01/2007	Warrants issued for consulting services $6,268 charged to professional fees	6,000 shares	$3.50 per share	Oct 2012
11/01/2007	Warrants issued for consulting services $6,013 charged to professional fees	6,000 shares	$3.50 per share	Nov 2012
12/01/2007	Warrants issued for consulting services $6,216 charged to professional fees	6,000 shares	$3.50 per share	Dec 2012
01/01/2008	Warrants issued for consulting services $7,048 charged to professional fees	6,000 shares	$3.50 per share	Jan 2013
02/01/2008	Warrants issued for consulting services $5,222 charged to professional fees	6,000 shares	$3.50 per share	Feb 2013
03/01/2008	Warrants issued for consulting services $6,216 charged to professional fees	6,000 shares	$3.50 per share	Mar 2013
04/01/2008	Warrants issued for consulting services $5,931 charged to professional fees	6,000 shares	$3.50 per share	Apr 2013
05/01/2008	Warrants issued for consulting services $6,420 charged to professional fees	6,000 shares	$3.50 per share	May 2013
06/01/2008	Warrants issued for consulting services $6,215 charged to professional fees	6,000 shares	$3.50 per share	June 2013

Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and accounted for in a manner consistent with the underlying reason the warrants were issued. Charges to operations in connection with warrants were $62,949 and $1,880 in fiscal 2008 and 2007, respectively. There were no charges to operations in connection with warrants in fiscal 2006. All of these warrants were fully vested at the grant date.

The Company had the following warrant activity during fiscal 2008:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

Outstanding balance – June 30, 2007	280,000
Warrants issued	60,000
Exercised	(20,000)
Expired	(10,000)
Outstanding balance – June 30, 2008	310,000

During fiscal 2008, the Company issued warrants to purchase 60,000 shares of Class A common Stock as part of a consulting agreement for marketing services. The fair value of these warrants of $62,949 was recorded as professional fees when each warrant was issued as reflected in the table above. Also during the fiscal year ended June 30, 2008, 20,000 warrants were exercised resulting in $18,000 in proceeds.

During the fiscal year ended June 30, 2008, the Company acquired 188,600 shares of Class A Common Stock for $494,216 through a broker under a Board approved plan.

During fiscal 2007, the Company issued warrants to purchase 250,000 shares of Class A Common Stock to the Company’s lender as part of the refinancing of its term loan. The relative fair value of the warrant of $456,880 was recorded as deferred financing costs and is being amortized as non-cash interest expense over the period of the loan of two years. Also during the fiscal year ended June 30, 2007, 675,953 warrants were exercised resulting in $336,123 in proceeds. Included in the above total are 356,750 warrants exercised using a cashless exercise feature resulting in the issuance of 223,886 common shares.

NOTE K - BUSINESS SEGMENT INFORMATION

The Company’s behavioral health treatment services have similar economic characteristics, services, patients and clients. Accordingly, all behavioral health treatment services are reported on an aggregate basis under one segment. The Company’s segments are more fully described in Note A above. Residual income and expenses from closed facilities are included in the administrative services segment. The following summarizes the Company’s segment data

For the year ended June 30, 2008	Behavioral Health Treatment Services	Pharmaceutical Study Services	Contract Services	Administrative Services	Eliminations	Total

Revenues-external customers	$40,856,077	$4,922,790	$4,541,260	$--	$--	$50,320,127
Revenues – intersegment	674,359	--	--	4,362,890	(5,037,249)	--
Segment net income (loss)	5,701,316	(2,124,251)	1,084,060	(4,336,397)	--	324,728
Total assets	12,091,506	5,238,638	504,705	8,523,821	--	26,358,670
Capital expenditures	3,191,075	31,495	62,911	101,860	--	3,387,341
Depreciation & amortization	604,359	166,032	117,163	217,352	--	1,104,906
Goodwill	969,098	848,277	--	--	--	1,817,375
Interest expense	203,417	52,222	2,092	191,121	--	448,852
Income tax expense (benefit)	806,215	94,233	73,292	(378,156)	--	595,584

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

NOTE K - BUSINESS SEGMENT INFORMATION (CONTINUED)

For the year ended June 30, 2007
Revenues-external customers	$36,022,529	$4,564,314	$4,540,634	$--	$--	$45,127,477
Revenues – intersegment	182,700	--	79,390	3,696,000	(3,958,090)	--
Segment net income (loss)	4,459,796	(228,104)	1,072,837	(3,622,246)	--	1,682,283
Total assets	10,624,784	6,792,439	807,361	9,065,157	--	27,289,741
Capital expenditures	522,790	48,402	15,964	368,303	--	955,459
Depreciation & amortization	391,960	156,536	106,427	52,328	--	707,251
Goodwill	969,099	2,539,477	--	--	--	3,508,576
Interest expense	395,445	172,804	4,236	76,681	--	649,166
Income tax expense (benefit)	845,156	3,100	368,441	(69,697)	--	1,147,000

For the year ended June 30, 2006
Revenues-external customers	$27,861,701	$5,799,815	$4,351,576	$--	$--	$38,013,092
Revenues – intersegment	38,750	--	88,875	3,264,000	(3,391,625)	--
Segment net income (loss)	3,172,699	972,973	1,636,408	(1,736,598)	--	4,045,482
Total assets	10,399,918	5,584,753	844,784	4,886,532	--	21,715,987
Capital expenditures	603,152	51,628	144,636	65,291	--	864,707
Depreciation & amortization	436,488	170,167	62,220	61,139	--	730,014
Goodwill	969,099	1,695,544	--	--	--	2,664,643
Interest expense	485,589	67,528	5,048	48,728	--	606,893
Income tax expense (benefit)	210,231	3,840	34,860	(1,559,034)	--	(1,310,103)

All revenues from contract services provided for the treatment services segment and treatment services provided to other facilities included in the treatment services segment are eliminated in the consolidation and shown on the table above under the heading “Revenues intersegment”.

The Company has one customer in its Behavioral Health Treatment Services segment whose revenues approximate 26% of its total external revenues for the segment or approximately $10,500,000 for the year ended June 30, 2008. For the years ended June 30, 2007 and 2006 the total revenues for this payor were 26% and 27% or $9,500,000 and $7,661,431, respectively.

.

NOTE L – QUARTERLY INFORMATION (Unaudited)

      The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2008 and 2007.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008
Revenue	$12,704,166	$12,694,430	$12,142,929	$12,778,602
Income (loss) from operations	1,391,634	833,457	286,578	(1,391,544)
Net income available to common shareholders	800,011	481,832	156,035	(1,113,150)

      PHC, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements

     June 30, 2008

  NOTE L – QUARTERLY INFORMATION (Unaudited) (CONTINUED)

                   2008 (Continued)

Earnings per share:
Basic	$0.04	$0.02	$0.01	$(0.06)
Diluted	$0.04	$0.02	$0.01	$(0.05)

2007
Revenue	$10,062,206	$9,952,360	$12,318,043	$12,794,868
Income from operations	553,974	604,994	638,155	1,212,781
Net income available to common shareholders	283,283	261,088	315,779	822,133

Earnings per share:
Basic	$0.02	$0.01	$0.02	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04

NOTE M - SUBSEQUENT EVENTS

     Subsequent to year end the Company signed a Letter of Intent to sell the research division of the Company to a prominent research company. The transaction will net the Company approximately $4,500,000 in cash in exchange for all the assets of the division.  The Company recorded a $1,771,000 charge to the statement of operation as of June 30, 2008 for impairment of the intangible assets of Pivotal.

      The Company evaluated the transaction under SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" and determined the measurement date to be subsequent to June 30, 2008.  As such the Company will include this reporting unit as discontinued operations in the first quarter of fiscal 2009.

     Also subsequent to year end the Company received notice from Medicare of a cost report settlement of $170,000 based on disallowed expenses.  The Company is appealing this settlement as the expenses that were disallowed are permitted charges based on Medicare regulations and the Company believes these charges were overlooked at the time of the cost report review because of the method that they were presented. The Company believes this appeal will result in a favorable decision, the charges will be allowed and the funds refunded to the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended June 30, 2008, the Company changed independent registered public accounting firms from Eisner LLP to BDO Seidman, LLP. This change was not made as a result of any disagreements between the accountants and the management of the Company. See the Company’s report on form 8-K filed with the Securities and Exchange Commission on May 1, 2008.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions and over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Change in Internal Controls

During the fourth quarter ended June 30, 2008, the Company converted certain information systems used to record and bill revenue and track accounts receivable data. Because of this conversion it was necessary to modify some related internal controls to assure the information being recorded is accurate.

Except as noted above, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c) to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operations of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company as of the date of the Company’s Annual Report on Form 10-K are as follows:

Name	Age	Position
Bruce A. Shear	53	Director, President and Chief Executive Officer
Robert H. Boswell	60	Senior Vice President
Paula C. Wurts	59	Treasurer, Chief Financial Officer and Clerk
Donald E. Robar (1)(2)(3)	71	Director
Howard W. Phillips	78	Director
William F. Grieco (1)(2)(3)	54	Director
David E. Dangerfield (1)(3)	67	Director

(1)     Member of Audit Committee.
(2)     Member of Compensation Committee.
(3)     Member of the Nominating/Governance Committee.

Directors may be nominated by the Board of Directors or by stockholders in accordance with the Company’s Amended and Restated Articles of Incorporation and Bylaws. All of the directors hold office until the next annual meeting of stockholders following their election, or until their successors are elected and qualified. The primary duties of the various committees of the Board are shown below. The board appoints officers of the Company for undefined terms. There are no family relationships among any of the directors or officers of the Company.

Information with respect to the business experience and affiliations of the directors and officers of the Company is set forth below.

BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February 1996. From 1976 to 1980, he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over fifteen years. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976. Since November 2003, Mr. Shear has been a member of the board of directors of Vaso Active Pharmaceuticals, Inc., a public company marketing and selling over-the-counter pharmaceutical products that incorporate Vaso’s transdermal drug delivery technology.

ROBERT H. BOSWELL has served as the Senior Vice President of the Company since February 1999 and as Executive Vice President of the Company from 1992 to 1999. From 1989 until the spring of 1994, Mr. Boswell served as the Administrator of the Company’s Highland Ridge Hospital facility where he is based. Mr. Boswell is principally involved with the Company’s substance abuse facilities. From 1981 until 1989, he served as the Associate Administrator at the Prevention Education Outpatient Treatment Program--the Cottage Program, International. Mr. Boswell graduated from Fresno State University in 1975 and from 1976 until 1978 attended Rice University’s doctoral program in philosophy. Mr. Boswell is a Board Member of the National Foundation for Responsible Gaming and the Chair for the National Center for Responsible Gaming.

PAULA C. WURTS has served as the Chief Financial Officer and Controller of the Company since 1989, as Assistant Clerk from January 1996 until February 2006, when she became Clerk, as Assistant Treasurer from 1993 until April 2000 when she became Treasurer. Ms. Wurts served as the Company’s Accounting Manager from 1985 until 1989. Ms. Wurts received an Associate’s degree in Accounting from the University of South Carolina in 1980, a B.S. in Accounting from Northeastern University in 1989 and passed the examination for Certified Public Accountants. She received a Master’s Degree in Accounting from Western New England College in 1996.

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

Meetings of the Board of Directors

During fiscal 2008, the Board of Directors held a total of three meetings and took action by written consent four times. Each director attended all of the meetings of the Board and committees of the Board on which such director served.

Audit Committee

The Board of Directors has appointed an audit committee to assist the Board in the oversight of the financial reports, internal controls, accounting policies and procedures. The primary responsibilities of the Audit Committee are as follows:

•

Hire, evaluate and, when appropriate, replace the Company’s independent registered public accounting firm, whose duty it is to audit the books and accounts of the Company and its subsidiaries for the fiscal year in which it is appointed.

•	Approve all audit fees in advance of work performed.

•	Approve any accounting firm and fees to be charged for taxes or any other non-audit accounting fees.

•	Review internal controls over financial reporting with the independent accountant and a designated accounting staff member.

•	Review with management and the registered public accounting firm:

o	The independent accountant's audit of and report on the financial statements.

o	The auditor's qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and financial disclosures and how aggressive (or conservative) the accounting principles and underlying estimates are.

o	Any serious difficulties or disputes with management encountered during the course of the audit.

o	Anything else about the audit procedures or findings that PCAOB requires the auditors to discuss with the committee.

•	Consider and review with management and a designated accounting staff member:

o	Any significant findings during the year and management's responses to them.

o	Any difficulties an accounting staff member encountered while conducting audits, including any restrictions on the scope of their work or access to required information.

o	Any changes to the planned scope of management's internal audit plan that the committee thinks advisable.

•

Review the annual filings with the SEC and other published documents containing the company's financial statements and consider whether the information in the filings is consistent with the information in the financial statements.

•	Review the interim financial reports with management, the independent registered public accounting firm and an accounting staff member.

•	Prepare a letter for inclusion in the annual report that describes the committee's composition and responsibilities and how the responsibilities were fulfilled.

•     Review the audit committee charter at least annually and modify as needed.

During fiscal 2008 the Audit Committee consisted of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco. As required by the SEC, all members of the audit committee are “independent” as such term is defined pursuant to applicable SEC rules and regulations and as required under AMEX listing standard Section 121. Dr. Dangerfield serves as the chairman and is the audit committee financial expert. The Company reviewed Dr. Dangerfield’s extensive experience managing the budget and operations for large Behavioral Healthcare organizations and determined that this industry experience qualifies him to act as the financial expert in accordance with SEC requirements. The Audit Committee met six times during fiscal 2008. All of the committee members attended the meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established in October, 2005. This committee is appointed by the Board of Directors for the purpose of (i) identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company’s stockholders, and (ii) developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. The Nominating and Corporate Governance Committee consists of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco. All members of the Nominating and Corporate Governance Committee are independent as required under AMEX listing standards.

Compensation Committee

The Board of Directors has appointed the members of the Compensation Committee to review and approve officer’s compensation, formulate bonuses for management and administer the Company’s equity compensation plans. The Compensation Committee is a chartered committee made up of independent members of the Board of Directors. During fiscal 2008 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco. Both members of the Compensation Committee are independent as required under AMEX listing standards. The Compensation Committee met three times during fiscal 2008, twice telephonically and once in person. Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

Code of Ethics

The Company maintains a Corporate Compliance Plan, which incorporates our code of ethics, that is applicable to all employees, including all officers. The Corporate Compliance Plan incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, it incorporates our guidelines pertaining to topics such as health and safety compliance, diversity and non-discrimination, patient care and privacy.

The full text of our Corporate Compliance Plan is published on our website at www.phc-inc.com. We will post any amendments to the Corporate Compliance Plan, as well as any waivers that are required to be disclosed by the rules of the SEC, on our website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the SEC reports of ownership and reports of changes in ownership of Common Stock. SEC rules also require the reporting persons and entities to furnish the Company with a copy of the reports they file. The Company is required to report any failure to file these reports.

Based on the review of the filings and written representations from the Company’s directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year have been filed on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Board of Directors, the Compensation Committee and senior management share responsibility for establishing, implementing and continually monitoring our executive compensation program, with the Board making the final determination with respect to executive compensation. The goal of our executive compensation program is to provide a competitive total compensation package to our executive management team through a combination of base salary, quarterly cash incentive bonuses, long-term equity incentive compensation in the form of stock options and benefits programs. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and one of our other most highly-compensated executive officers as determined in accordance with applicable SEC rules, who are collectively referred to in this report as the Named Executive Officers.

Objectives of our Executive Compensation Program

Our executive compensation program is designed to achieve the following objectives:

•	to attract and retain talented and experienced executives necessary to achieve our strategic objectives in the highly competitive industry in which we compete;

•	to motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	to align the interest of our executives and stockholders by motivating executives to increase stockholder value by increasing our Company’s long-term profitability;

•	to provide a competitive compensation package in which a significant portion of total compensation is determined by Company and individual results and the creation of stockholder value; and,

•	to foster a shared commitment among executives by coordinating their Company and individual goals.

Role of the Compensation Committee

Our Compensation Committee oversees all aspects of executive compensation. The committee plays a critical role in establishing our compensation philosophy and in setting and amending elements of the compensation package offered to our named executive officers.

The members of our Compensation Committee during fiscal 2008 were Donald Robar and William Grieco. Each current member of our Compensation Committee is an independent, non-employee director. During fiscal 2008, the Compensation Committee met three times, twice telephonically and once in person.

On an annual basis, or in the case of promotion or hiring of an executive officer, the Compensation Committee reviews and makes recommendations to the Board of Directors regarding the compensation package to be provided to our named executive officers. On an annual basis, the Compensation Committee undertakes a review of the base salary and bonus targets of each of our named executive officers and evaluates their respective compensation based on the committee’s overall evaluation of their performance toward the achievement of our financial, strategic and other goals, with consideration given to each executive officer’s length of service and to comparative executive compensation data. Based on its review, from time to time the Compensation Committee has increased the salary and/or potential bonus amounts for our executive officers.

COMPENSATION COMMITTEE REPORT

The compensation committee report below is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any of our filings under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.

The Compensation Committee, comprised solely of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with management. Based on this review and discussions, the committee recommended to the Board of Directors, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in the Company’s annual report on Form 10-K.

Compensation Committee

Donald E. Robar
William F. Grieco

Elements of Executive Compensation

Compensation for our named executive officers generally consists of the following elements:

•	base salary;

•	cash bonuses;

•	stock-based awards;

•	health, dental and life insurance and disability and retirement plans; and

•	severance and change-in-control arrangements.

The Company does not have a policy or target for allocating compensation between long-term and short-term compensation. Instead the Compensation Committee determines subjectively what it believes to be the appropriate level and mix of various compensation components. The Compensation Committee’s objective in allocating between annual and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and its stockholders.

Base Salary

Salary for our executives is generally set by reviewing compensation levels for comparable positions in the market and the historical compensation levels of our executives. Salaries may then be adjusted from time to time, based upon market changes, actual corporate and individual performance and changes in responsibilities.

Bonuses

Bonuses are based on actual corporate and individual performances compared to targeted performance criteria and various subjective performance criteria. Targeted financial performance for the Company is set annually by the compensation committee for each fiscal quarter. In considering bonuses the Compensation Committee does not rely on a formula that assigns a pre-determined value to each of the criteria, but instead evaluates each executive officer’s contribution in light of all relevant criteria. Individual performance targets are used less frequently but may include completion of specific projects. There were no individual performance targets specified in the prior or current fiscal years meetings of the compensation committee.

Stock Based Awards

Compensation for executive officers also includes the long-term incentives afforded by stock options and other equity-based awards. Our stock option program is designed to align the long-term interests of our employees and our stockholders and assist in the retention of executives. The size of stock-based awards is generally intended to reflect the executive’s position and the executive’s expected contributions. Although some awards may be provided as part of the hiring agreement of new executives, in general these stock-based awards follow the same benchmarks as the executive bonus element of the named executive’s compensation. Options are generally granted with installment-vesting over a period of three years.

Because of the direct relationship between the value of an option and the market price of our common stock, the compensation committee believes that stock options are an effective method of motivating the named executive officers to manage our Company in a manner that is consistent with the interests of our Company and our Stockholders.

In addition the named executives are also eligible to participate in the Company’s Employee Stock purchase plan as long as all other criteria of the plan are met.

Insurance and Other Employee Benefits

We maintain insurance benefits for all employees that include health, dental and life insurance. The company bears one hundred percent of the cost of these benefits for the named executives. In addition the company provides a company vehicle or an auto allowance, additional supplemental life insurance and other supplemental taxable fringe benefits for the named executive officers. In addition, the company provides a disability pool for the named executives based on the number of years of service. The number of days of pay under the disability plan increases incrementally until it reaches a maximum accrual of 730 days. This disability pool has no cash value and is not payable upon termination of employment. The Company also provides an Executive Retirement plan, which allows for the use of the accrued disability plan bank to be distributed as an annuity over a four year period at the named executive’s retirement providing the minimum term of employment of twenty years of service has been met. For the fiscal year ended June 30, 2008, no accrual has been made for this retirement plan as each of the named executives have waived their right to the retirement plan based on the Company’s financial position at the time that the plan was approved.

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

Name and position	Multiplier	Amount at 6/30/2008

Bruce A. Shear, Chief Executive Officer	2.99	$1,204,331
Robert H. Boswell, Senior Vice President	2.00	361,369
Paula C. Wurts, Chief Financial Officer	2.00	309,528

Changes in Executive Compensation for Fiscal 2008

In September 2007, the Compensation Committee met to discuss the compensation of the named executive officers. The meeting resulted in a proposal to the Board of Directors to increase the base salary of the named executive officers and change the net earnings targets for the named executive officers to earn cash and stock based compensation for each quarter of fiscal 2008. The Board of Directors accepted the proposals of the Committee and salary increases were affected and bonus and stock-based compensation targets were set. The named executive officers met the bonus and stock-based compensation targets in the first and second quarters of 2008.

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

Three executive officers of the Company received compensation in the 2008 fiscal year, which exceeded $100,000. The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2008, 2007 and 2006:

Summary Compensation Table

Name and Principal Position (a)	Year (b)		Salary ($) (c)		Bonus ($) (d)		Option Awards ($) (f)		All Other Compensation ($) (i)		Total ($) (j)
Bruce A. Shear President and Chief Executive Officer	2008 2007 2006	$ $ $	470,077 420,957 393,515	$ $ $	60,000 40,000 70,000	$ $ $	59,761 38,013 124,800	$ $ $	24,312(1) 21,833(2) 27,458(3)	$ $ $	614,150 520,803 615,773

Robert H. Boswell Senior Vice President	2008 2007 2006	$ $ $	210,000 196,538 176,878	$ $ $	26,000 20,000 40,000	$ $ $	22,653 11,778 33,488	$ $ $	14,898 (4) 14,901 (5) 14,701 (6)	$ $ $	273,551 243,217 265,067

Paula C. Wurts Chief Financial Officer, Treasurer and Clerk	2008 2007 2006	$ $ $	181,000 170,231 152,878	$ $ $	26,000 20,000 35,000	$ $ $	22,356 11,481 32,300	$ $ $	13,503 (7) 76,563 (8) 15,029 (9)	$ $ $	242,859 278,275 235,207

* The named executive officers did not forfeit any stock options during any of the fiscal years presented. For information regarding the assumptions used to value these stock options, see “Note A THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Stock-based compensation” in the financial statements included in this report.

(1)

This amount represents $8,894 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Shear, $11,261 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear and $4,157 in personal use of a Company car held by Mr. Shear.

(2)

This amount represents $9,019 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Shear, $9,152 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear and $3,662 in personal use of a Company car held by Mr. Shear.

(3)

This amount represents $8,910 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Shear, $13,648 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $864 in club membership dues paid by the Company for the benefit of Mr. Shear, and $4,036 in personal use of a Company car held by Mr. Shear.

(4)

This amount represents a $6,000 automobile allowance, $8,001 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell and $897 in benefit derived from the purchase of shares through the employee stock purchase plan.

(5)

This amount represents a $6,000 automobile allowance, $8,001 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell and $900 in benefit derived from the purchase of shares through the employee stock purchase plan.

(6)

This amount represents a $6,000 automobile allowance, $8,172 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell and $529 in benefit derived from the purchase of shares through the employee stock purchase plan.

(7)

This amount represents a $4,800 automobile allowance, $8,117 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Ms. Wurts and, $586 in benefit derived from the purchase of shares through the employee stock purchase plan.

(8)

This amount represents a $4,800 automobile allowance, $9,505 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Ms. Wurts, $218 in benefit derived from the purchase of shares through the employee stock purchase plan and $62,040 realized on the exercise of options.

(9)

This amount represents a $4,800 automobile allowance, $10,053 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Ms. Wurts and $176 in benefit derived from the purchase of shares through the employee stock purchase plan.

COMPENSATION OF DIRECTORS

Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive a $10,000 stipend per year and $2,500 for each Board meeting they attend. The Audit Committee Chairperson receives an annual stipend of $5,000, members of the audit committee receive an annual stipend of $3,000 and compensation committee and nominating/governance committee members receive an annual stipend of $2,000. In addition, Directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). The following table presents Director compensation for the fiscal year ended June 30, 2008.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)

Donald Robar	$24,500	$30,341	$--	$54,841
William Grieco	$24,500	$30,341	$--	$54,841
David Dangerfield	$24,500	$30,341	$--	$54,841
Howard W. Phillips*	$--	$25,641	$30,147	$55,788

Mr. Phillips is an employee of the Company, serving as a Public Relations Specialist. Other than his salary as an employee he receives no additional compensation as a director.

As of June 30, 2008 each member of the Board of Directors had the following options outstanding: Donald Robar, 141,000 (105,375 vested); William Grieco, 141,000 (105,375 vested); David Dangerfield, 77,500 (41,875 vested); and, Howard Phillips, 87,500 (51,875 vested).

Compensation Committee Interlocks and Insider Participation

During fiscal 2008 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco, neither of whom was an officer or employee of the Company during the 2008 fiscal year. Mr. Robar served as the Company’s Treasurer from February 1996 until April 2000. During the 2008 fiscal year, none of our executive officers served on our Compensation Committee (or equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

OPTION PLANS

Stock Plan

The Board of Directors adopted the Company’s first stock option plan on August 26, 1993. This stock option plan has expired, however, options to purchase 55,000 shares remain outstanding under the plan. On September 22, 2003 the Board of Directors adopted the Company’s current stock option plan and the stockholders of the Company approved the plan on December 31, 2003. The Stock Plan, as amended, provides for the issuance of a maximum of 1,900,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

During the fiscal year ended June 30, 2008, the Company issued additional options to purchase 317,500 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $2.51 to $2.95. Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

Employee Stock Purchase Plan

On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the “Plan”), which became effective February 1, 1996. The price per share was to be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period. The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan. On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan, which expired on October 18, 2005. The new plan is identical to the old plan and expires on January 31, 2016.

A total of 157,034 shares of Class A Common Stock were issued under the 1995 plan before it’s expiration and 15,186 shares have been issued under the 2005 plan. Eight employees participated in the six month offering that ended July 31, 2008. A total of 6,801 shares were issued in that offering. Sixteen employees are participating in the current offering period under the plan, which began on August 1, 2008 and will end on January 31, 2009.

Non-Employee Director Stock Option Plan

The non-employee directors’ stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2008, options for 145,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors’ stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval. As of June 30, 2008, 220,000 options have been issued under the plan.

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

Options Exercised

During the fiscal year ended June 30, 2008, a total of 174,000 options were exercised under the plans, of which 140,000 options were exercised at prices ranging from $0.69 to $0.75, 30,000 options were exercised at prices ranging from $1.17 to $1.21 and 4,000 options were exercised at $2.06.

The following table provides information about options granted to the named executive officers during fiscal 2008 under the Company’s Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

GRANTS OF PLAN-BASED AWARDS
Name (a)	Grant Date (b)	All Other Option Awards Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share)* (k)	Grant Date Fair Value of Stock and Option Awards (l)

Bruce A. Shear	10/14/2007 11/14/2007 02/18/2008	15,000 20,000 20,000	$2.95 2.90 2.75	$19,500 25,600 24,200
Robert H. Boswell	10/14/2007 11/14/2007 02/18/2008	7,500 10,000 10,000	$2.95 2.90 2.75	$9,750 12,800 12,100
Paula C. Wurts	10/14/2007 11/14/2007 02/18/2008	7,500 10,000 10,000	$2.95 2.90 2.75	$9,750 12,800 12,100

     These options were issued under the Executive bonus plan based on the Company’s performance in fiscal 2007 and 2008. The options are 25% vested when issued and vest 25% on each of the next three anniversary date of the grant and expire after five years. The Company utilized the Black-Scholes valuation model for estimating the Grant Date Value with no adjustments for non-transferability or risk of forfeiture. The assumptions used are as follows:

Risk free interest rate	4.00%
Expected dividend yield	0.0%
Expected lives	5
Expected volatility	41.0%

The following table provides information about options outstanding, held by the named executive officers at the end of fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)		Option Expiration Date (f)

Bruce A. Shear	15,000 15,000 15,000 11,250 56,250 11,250 7,500 3,750 5,000 5,000	-- -- -- 3,750 18,750 3,750 7,500 11,250 15,000 15,000	$ $ $ $ $ $ $ $ $ $	1.37 1.21 2.38 2.68 2.68 2.20 2.06 2.95 2.90 2.75	11/04/2009 11/04/2009 06/16/2010 09/20/2010 09/20/2010 05/22/2011 10/31/2011 10/14/2012 11/14/2012 02/18/2013
Robert H. Boswell	25,000 15,000 937 5,625 3,750 1,875 2,500 2,500	-- 5,000 313 1,875 3,750 5,625 7,500 7,500	$ $ $ $ $ $ $ $	1.41 2.73 1.95 2.20 2.06 2.95 2.90 2.75	12/21/2009 09/22/2010 02/16/2011 05/22/2011 10/31/2011 10/14/2012 11/14/2012 02/18/2013
Paula C. Wurts	25,000 15,000 5,625 3,750 1,875 2,500 2,500	-- 5,000 1,875 3,750 5,625 7,500 7,500	$ $ $ $ $ $ $	1.41 2.73 2.20 2.06 2.95 2.90 2.75	12/21/2009 09/22/2010 05/22/2011 10/31/2011 10/14/2012 11/14/2012 02/18/2013

OPTIONS EXERCISED AND STOCK VESTED

The following table provides information about options exercised, held by the named executive officers during the fiscal year ended June 30, 2008.

Option Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized On Exercise ($) (c)

Bruce A. Shear	55,000	$107,050

Robert H. Boswell	18,421	52,500

Paula C. Wurts	18,421	52,500

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of shares of the Company’s Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of August 15, 2008 by each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group. Shares of common stock subject to stock options vesting on or before October 14, 2008 (within 60 days of August 15, 2008) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. In preparing the following table, the Company has relied on the information furnished by the persons listed below:

Beneficial Owners 5%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (11)	Percent of Class
Class A Common Stock	Marathon Capital Mgmt, LLC P. O. Box 771 Hunt Valley, MD 21030	1,873,950	9.7%
	Camden Partners Capital Management LLC 500 East Pratt Street, Suite 1200 Baltimore, MD 21202	2,224,102	11.5%
	Boston Partners Asset Management, LLC 28 State Street, 20th Floor Boston, MA 02109	1,508,370	7.8%

Beneficial Ownership of Named Executives and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (11)	Percent of Class
Class A Common Stock	Bruce A. Shear	751,245(1)	3.8%
	Robert H. Boswell	263,244(2)	1.4%
	Paula C. Wurts	209,351(3)	1.1%
	Howard W. Phillips	205,625(4)	1.1%
	Donald E. Robar	150,107(5)	1.0%
	William F. Grieco	167,625(6)	1.0%
	David E. Dangerfield	71,815(7)	*
	All Directors and Officers as a Group (7 persons)	1,819,012(8)	12.2%
Class B Common Stock (9)	Bruce A. Shear	721,259(10)	93.0%
	All Directors and Officers as a Group (7 persons)	721,259	93.0%

*     Less than 1%

1.	Includes 171,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.21 to $2.95 per share.

2.	Includes 64,062 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $1.41 to $2.95 per share.

3.	Includes 63,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.41 to $2.95 per share.

4.	Includes 51,875 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $1.33 to $3.18 per share.

5.	Includes 105,375 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.22 to $3.18 per share.

6.	Includes 105,375 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.18 per share.

7.	Includes 41,875 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.48 to $3.18 per share.

8.	Includes an aggregate of 602,937 shares of Class A Common Stock issuable pursuant to currently exercisable stock options. Of those options, 40,000 have an exercise price of $3.18, 15,000 have an exercise price of $2.95 per share, 10,000 have an exercise price of $2.90 per share, 20,000 have an exercise price of $2.84 per share, 7,500 have an exercise price of $2.83 per share, 10,000 have an exercise price of $2.75 per share, 40,000 have an exercise price of $2.73 per share, 90,000 have an exercise price of $2.68 per share, 15,000 have an exercise price of $2.38 per share, 22,500 have an exercise price of $2.20 per share, 60,000 have an exercise price of $2.11 per share, 15,000 have an exercise price of $2.06 per share, 937 have an exercise price of $1.95 per share, 40,000 have an exercise price of $1.48 per share, 50,000 have an exercise price of $1.41 per share, 15,000 have an exercise price of $1.37 per share, 30,000 have an exercise price of $1.33 per share, 15,000 have an exercise price of $1.21 per share, 4,000 have an exercise price of $1.03 per share, 4,000 have an exercise price of $.81 per share, 20,000 have an exercise price of $.75 per share, 20,000 have an exercise price of $.74 per share, 35,000 have an exercise price of $.55 per share, 20,000 have an exercise price of $.35 per share and 4,000 have an exercise price of $.22 per share.

9.	Each share of Class B Common Stock is convertible into one share of Class A Common Stock automatically upon any sale or transfer or at any time at the option of the holder.

10.	Includes 56,369 shares of Class B Common Stock pledged to Steven J. Shear of 2 Addison Avenue, Lynn, Massachusetts 01902, Bruce A. Shear’s brother, to secure the purchase price obligation of Bruce A. Shear in connection with his purchase of his brother’s stock in the Company in December 1988. In the absence of any default under this obligation, Bruce A. Shear retains full voting power with respect to these shares.

11.

“Amount and Nature of Beneficial Ownership”. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to five votes per share on all matters on which stockholders may vote (except that the holders of the Class A Common Stock are entitled to elect two members of the Company’s Board of Directors and holders of the Class B Common Stock are entitled to elect all the remaining members of the Company’s Board of Directors).

     By virtue of the fact that Mr. Shear owns 93% of the class B shares and the class B shareholders have the right to elect all of the directors except the two directors elected by the class A shareholders, Mr. Shear has the right to elect the majority of the members of the board of directors and may be deemed to be in control of the Company.

     Based on the number of shares listed under the column headed “Amount and Nature of Beneficial Ownership,” the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 2008:

               Bruce A.                                                          18.56%
               All Directors and Officers as a Group
                (7 persons)                                                    .22.69%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS as of JUNE 30, 2008

PLAN	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

1993 Option plan	55,000		$0.62	--
2003 Option plan	910,000		$2.29	905,313
2006 Employee stock Purchase plan	--		$0.00	484,814
1995 Director plan	72,000		$0.79	--
2005 Director plan	210,000		$2.53	130,000
		$
Total Shares and Options authorized	1,247,000		$2.17	1,520,127

All equity compensation plans were approved by the security holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the periods presented in this Annual Report on 10-K to date, the Company has had no related party transactions. Before entering into any contract or agreement involving a related party the Board of Directors reviews and approves the transaction. In the event one of the related parties is a member of the Board of Directors, that member of the Board recuses himself from participation in the discussion or approval of the transaction.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to PHC, Inc.’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2008.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

	1)	Consolidated Financial Statements	Page Number

•	Reports of Independent Registered Public Accounting Firms	F2 – F3

•	Consolidated balance sheets	F-4

•	Consolidated statements of income	F-5

•	Consolidated statements of changes in stockholders’ equity	F-6

•	Consolidated statements of cash flows	F-7 – F-8

•	Notes to consolidated financial statements	F-9 – F-30

2)	Financial Statement Schedules: All schedules are included in the consolidated financial statements and footnotes thereto.

(b)	Exhibits

Exhibit No.	Description
* 3.1	Restated Articles of Organization of the Registrant, as amended.
3.2

Amended and Restated By-laws of the Registrant (Filed as exhibit 3.3 to the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2007. Commission file number 0-22916).

4.1

Warrant Agreement issued to CapitalSource Finance, LLC to purchase 250,000 Class A Common shares dated October 19, 2004. (Filed as exhibit 4.14 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).

4.2

Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated March 16, 1998. (Filed as exhibit 4.17 to the Company’s quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2000. Commission file number 0-22916).

4.3

Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit 4.19 to the Company’s report on Form 10-KSB dated September 25, 2001. Commission file number 0-22916).

4.4

Form of Subscription Agreement and Warrant. (Filed as exhibit 4.20 to the Company’s report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).

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

10.3

Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988. (Filed as exhibit 10.2 to the Company’s Registration Statement on Form SB-2 dated March 2, 1994. Commission file number 333-71418).

10.4

Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.4 to the Company’s report on Form 10-KSB, with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916)

10.5

Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.5 to the Company’s report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997. Commission file number 0-22916).

Exhibit No                              Description

**10.6	The Company’s 1993 Stock Purchase and Option Plan, as amended December 2002. (Filed as exhibit 10.23 to the Company’s report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
**10.7

The Company’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (Filed as exhibit 10.24 to the Company’s report on Form S-8 dated January 8, 2003. Commission file number 333-102402).

**10.8	The Company’s 1995 Employee Stock Purchase Plan, as amended December 2002. (Filed as exhibit 10.25 to the Company’s report on Form S-8 dated January 8, 2003. Commission file number 333-102402).
10.9

Membership Purchase Agreement between PHC, Inc. and Pivotal Research Centers, LLC and its Sellers Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci dated April 30, 2004. (Filed as exhibit 10.27 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).

10.10

Pledge Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit 10.28 to the Company’s report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).

10.11

Security Agreement entered into April 30, 2004 by and between PHC, Inc. and Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci. (Filed as exhibit 10.29 to the Company’s report on Form 8-K filed with the Securities and Exchange commission on May 13, 2004. Commission file number 0-22916).

10.12

Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note A). (Filed as exhibit 10.30 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).

10.13

Secured Promissory Note dated April 30, 2004 in the amount of $1,000,000 by PHC, Inc. in favor of Louis C. Kirby, Carol A. Colombo and Anthony A Bonacci (Note C). (Filed as exhibit 10.32 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).

10.14

First Amendment to Membership Purchase Agreement and Colombo Employment Agreement and Note C. (Filed as exhibit 10.36 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004. Commission file number 0-22916).

10.15

Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. (Filed as exhibit 10.38 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).

10.16

Term Loan Note, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $1,400,000. (Filed as exhibit 10.39 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).

10.17

Revolving Note dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $3,500,000. (Filed as exhibit 10.40 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004. Commission file number 0-22916).

10.18

One of two (2) Revolving Credit Notes in the amount of $1,500,000 issued to replace the $3,500,000 note signed in favor of Capital Source dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point – Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC. (Filed as exhibit 10.47 to the Company’s report on Form 10-QSB dated May 13, 2005. Commission file number 0-22916).

Exhibit No.	Description
10.19

One of two (2) Revolving Credit Notes in the amount of $2,000,000 issued to replace the $3,500,000 note signed in favor of Capital Source dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point – Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC. (Filed as exhibit 10.48 to the Company’s report on Form 10-QSB dated May 13, 2005. Commission file number 0-22916).

10.20

Agreement to purchase licensed software by and between PHC, Inc., and Medical Information Technology, Inc., dated March 31, 2006. (Filed as exhibit 10.49 to the Company’s report on Form 10-QSB dated May 22, 2006. Commission file number 0-22916).

10.21

Master lease agreement by and between PHC, Inc., and Banc of America Leasing & Capital, LLC, dated April 20, 2006, effective April 1, 2006, in the amount of $662,431. (Filed as exhibit 10.50 to the Company’s report on Form 10-QSB dated May 22, 2006. Commission file number 0-22916).

10.22

First Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. adjusting the covenants for census and EBITDAM. (Filed as exhibit 10.25 to the Company’s report on Form 10-K dated October 13, 2006. Commission file number 0-22916).

10.23

Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC., extending the term of the agreement through October 19, 2008. (Filed as exhibit 10.26 to the Company’s report on Form 10-K dated October 13, 2006. Commission file number 0-22916).

**10.24	The Company's 2004 Non-Employee Director Stock Option Plan. (Filed as exhibit 10.42 to the Company’s report on Form S-8 dated April 5, 2005. Commission file number 333-123842).
**10.25	The Company's 2005 Employee Stock Purchase Plan. (Filed as exhibit 10.29 to the Company’s report on Form S-8 dated March 6, 2008. Commission file number 333-149579).
**10.26	The Company's 2003 Stock Purchase and Option Plan, as amended December 2007. (Filed as exhibit 10.30 to the Company’s report on Form S-8 dated March 6, 2008. Commission file number 333-149579).
10.27

Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. to modify the agreement to increase the amount available under the term loan, extend the agreement through June 13, 2010, reduce the interest rates on the notes and adjust the covenants under the agreement. (Filed as exhibit 10.28 to the Company’s report on Form 10K dated September 28, 2007. Commission file number 1-33323).

14.1	Code of Ethics. (Filed as exhibit 14.1 to the Company’s report on Form 10-K dated October 13, 2006. Commission file number 0-22916).
*21.1	List of Subsidiaries.
*23.1	Consent of BDO Seidman, LLP, an independent registered public accounting firm.
*23.2	Consent of Eisner LLP, an independent registered public accounting firm.
23.3

Consent of Wood & Dwyer, P.L.C. accountants for the acquired company. (Filed as exhibit 23.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on June 29, 2004. Commission file number 0-22916).

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PHC, INC.

Date:     September 29, 2008                 By: /S/ BRUCE A. SHEAR
              Bruce A. Shear, President
              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE(S)                             DATE

/s/ BRUCE A. SHEAR                   President, Chief                       September 29, 2008
Bruce A. Shear                               Executive Officer and
                                                          Director (principal
                                                          executive officer)

/s/ PAULA C. WURTS                  Chief Financial Officer,          September 29, 2008
Paula C. Wurts                                Treasurer and Clerk
                                                           (principal financial
                                                           and accounting officer)

/s/ DONALD E. ROBAR                Director                                   September 29, 2008
Donald E. Robar

/s/ HOWARD PHILLIPS                Director                                   September  29, 2008
Howard Phillips

______________________        Director

William F. Grieco

/S/ DAVID E. DANGERFIELD       Director                                 September 29, 2008
David E. Dangerfield