Form 10-Q
period 2008-09-30
PHC INC /MA/
filed 2008-11-14
CIK 915127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

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

Yes ____ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of November 4, 2008:

Class A Common Stock	19,374,250
Class B Common Stock	775,080

PHC, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2008 (unaudited) and June 30, 2008

Condensed Consolidated Statements of Operations (unaudited) - Three months ended September 30, 2008 and September 30, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) – Three months ended September 30, 2008 and September 30, 2007

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Repurchase of Treasury Stock

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,830,255	$3,142,226
Accounts receivable, net of allowance for doubtful accounts of $2,288,252 at September 30, 2008 and $2,230,371 at June 30, 2008	6,916,012	6,439,733
Other receivables- third party	170,633	--
Prepaid expenses	297,771	491,503
Prepaid income taxes	436,354	269,074
Other receivables and advances	869,840	623,295
Deferred income tax asset - current	967,999	967,999
Assets held for sale - Pivotal	5,693,594	5,313,993
Total current assets	17,182,458	17,247,823
Accounts receivable, non-current	35,000	35,000
Other receivables	66,712	71,889
Property and equipment, net	4,656,828	4,382,421
Deferred income tax asset – non-current	528,840	528,840
Deferred financing costs, net of amortization of $326,541 and $286,413 at September 30, 2008 and June 30, 2008	445,700	470,829
Goodwill	969,098	969,098
Other assets	2,843,077	2,784,965
Total assets	$26,727,713	$26,490,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,832,588	$1,318,421
Current maturities of long-term debt	652,411	651,379
Revolving credit note	1,119,705	977,203
Current portion of obligations under capital leases	137,329	170,285
Accrued payroll, payroll taxes and benefits	1,636,183	1,528,640
Accrued expenses and other liabilities	1,549,728	1,434,983
Liabilities held for sale - Pivotal	910,124	1,128,470
Total current liabilities	7,838,068	7,209,381
Long-term debt, net of current maturities	395,208	393,705
Obligations under capital leases	210,284	229,274
Total liabilities	8,443,560	7,832,360
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,813,540 and 19,806,147 shares issued at September 30, 2008 and June 30, 2008, respectively	198,135	198,061
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,080 and 775,672 issued and outstanding at September 30, 2008 and June 30, 2008, respectively, each convertible into one share of Class A common stock	7,751	7,757
Additional paid-in capital	27,406,664	27,388,821
Treasury stock, 414,290 and 387,698 shares of Class A common stock at September 30, 2008 and June 30, 2008, respectively, at cost	(745,476)	(685,916)
Accumulated deficit	(8,582,921)	(8,250,218)
Total stockholders’ equity	18,284,153	18,658,505
Total liabilities and stockholders’ equity	$26,727,713	$26,490,865

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Patient care, net	$10,559,496	$10,155,217
Contract support services	1,132,409	1,127,984
Total revenues	11,691,905	11,283,201
Operating expenses:
Patient care expenses	6,158,157	5,296,074
Cost of contract support services	827,779	802,648
Provision for doubtful accounts	445,814	422,226
Administrative expenses	4,694,974	3,609,936
Total operating expenses	12,126,724	10,130,884

Income (loss) from operations	(434,819)	1,152,317

Other income (expense):
Interest income	51,269	32,535
Other income	30,854	14,099
Interest expense	(81,642)	(113,899)

Total other income (expenses), net	481	(67,265)

Income (loss) before for taxes	(434,338)	1,085,052
Income tax (benefit) provision	(39,419)	461,257

Income (Loss) from continuing operations	(394,919)	623,795

Discontinued operations – net of tax provision - Pivotal	62,216	176,216

Net income (loss) applicable to common shareholders	$(332,703)	$800,011

Basic net income (loss) per common share
Continuing operations	$(0.02)	$0.03
Discontinued operations	0.00	0.01
	$(0.02)	$0.04

Basic weighted average number of shares outstanding	20,178,087	20,136,781

Diluted net income (loss) per common share
Continuing Operations	(0.02)	0.03
Discontinued operations	0.00	0.01
	$(0.02)	$0.04

Diluted weighted average number of shares outstanding	20,178,087	20,601,828

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	(332,703)	800,011
Net income from discontinued operations	62,216	176,216
Net (loss) income from continuing operations	$(394,919)	$623,795
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	263,936	199,568
Non-cash interest expense	43,011	38,479
Deferred income tax expense	--	418,204
Earnings of unconsolidated subsidiary	(14,203)	--
Non-cash stock based compensation	2,133	62,705
Provision for doubtful accounts	445,814	422,226
Changes in:
Accounts receivable and other reeivable	(1,334,094)	(677,370)
Prepaid expenses and other current assets	26,452	4,463
Other assets	(133,829)	(2,712)
Accounts payable	514,167	48,599
Accrued expenses and other liabilities	222,288	(234,142)
Net cash (used in) provided by continuing operations	(359,244)	903,815
Net cash (used in) provided by discontinued operations	(310,275)	436,234
Net cash (used in) provided by operations	(669,519)	1,340,049

Cash flows from investing activities:
Acquisition of property and equipment	(486,522)	(259,430)
Equity investment in unconsolidated subsidary	38,100	--
Construction in progress	-	(26,919)
Net cash used in investing activities of continuing operations	(448,422)	(286,349)
Net cash used in investing activities of discontinued operations	(33,188)	(1,915)
Net cash used in investing activities	(481,610)	(288,264)

Cash flows from financing activities:
Revolving debt, net	142,502	(956,246)
Principal payments on long-term debt	(67,294)	(82,331)
Proceeds from issuance of common stock, net	15,778	--
Purchase of treasury stock	(59,560)	(394,515)
Net cash provided by (used in) financing continuing operations	31,426	(1,433,092)
Net cash used in financing discontinued operations	(192,268)	(192,435)
Net cash used in financing activities	(160,842)	(1,625,527)

Net decrease in cash and cash equivalents continuing operations	(776,240)	(815,626)
Net decrease in cash and cash equivalents discontinued Operations	(535,731)	241,884
Net decrease in cash and cash equivalents	(1,311,971)	(573,742)
Beginning cash and cash equivalents	3,142,226	3,307,892
Ending cash and cash equivalents	$1,830,255	$2,734,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,957	$78,141
Income taxes	127,860	256,094

See Notes to Condensed Consolidated Financial Statements

PHC, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2008

Note A - The Company

PHC, Inc. (the “Company”) is incorporated in the state of Massachusetts. The Company is a national health care company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also operates help lines for employee assistance programs, call centers for state and local programs, provides management, administrative and online behavioral health services and conducts pharmaceutical research studies. The Company primarily operates under four business segments:

Behavioral health treatment services, including two substance abuse treatment facilities: Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and ten psychiatric treatment locations which include Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed psychiatric hospital dedicated to adjudicated juveniles located in Detroit, Michigan, Seven Hills Hospital, a 55-bed psychiatric hospital located in Las Vegas, Nevada and eight outpatient behavioral health locations (one in Monroeville, Pennsylvania operating as Wellplace, one in Chesterfield Township, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com; and

Pharmaceutical study services, including three clinical study sites: two in Arizona, in Peoria and Mesa, and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company’s research sites operate as Pivotal Research Centers. This segment is under a Letter of Intent and is expected to be sold in the near future, and as such, assets and liabilities of this division are listed on the accompanying balance sheet as assets and liabilities held for sale and the results of operations are listed on the statement of operations as discontinued operations.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2008 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The accompanying financial statements should be read in conjunction with the June 30, 2008 consolidated financial statements and footnotes thereto included in the Company’s 10-K filed on September 30, 2008.

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

Revenue Recognition

The Company bills for its behavioral healthcare services at its inpatient and outpatient facilities using the same software platform for each type of service. All charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals. This method may still require additional adjustment based on ancillary services provided and deductibles  and copays  due from  the  individuals, which are estimated  at the  time of  admission  based on information received from the individual. Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

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

Note C- Stock Based Compensation

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and anon-employee directors’ stock option plan.

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

The non-employee director’s stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board. Under the plan a maximum of 350,000 shares may be issued. Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

The Company follows the provisions of SFAS No. 123 (revised 2004, “Share Based Payment”) (SFAS No. 123R). Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted. Any income tax benefit related to stock compensation will be shown under the financing section of the Cash Flow Statement. Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of SFAS 123R, the Company recorded $33,782 and $55,305 of stock-based compensation on its consolidated condensed statement of income for the three months ended September 30, 2008 and 2007. In addition, the Company recorded a recovery of previously charged compensation of $47,797 for the three months ended September 30, 2008.

The Company had the following activity in its stock option plans for the three months ended September 30, 2008:

Number Of Shares	Weighted-Average Exercise Price Per Share	Intrinsic Value At September 30, 2008

Balance – June 30, 2008	1,247,000	$2.17
Granted	--	--
Exercised	--	--
Expired	--	--
Balance – September 30, 2008	1,247,000	$2.17	$261,870

Exercisable	880,117	$1.93	$396,053

There were no options exercised during the three months ended September 30, 2008.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended September 30, 2008.

	Number Of Shares	Weighted- Average Fair Value

Non-vested at July 1, 2008	418,758	$.64
Granted	--	--
Expired	--	--
Vested	51,875	$.31
Non-vested at September 30, 2008	366,883	$.66

The compensation cost related to the fair value of these shares of approximately $178,500 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted. There were no options granted under the stock option plans for the three months ended September 30, 2008 or September 30, 2007.

Note D- Discontinued Operations

During the quarter ended September 30, 2008, the Company signed a Letter of Intent to sell the research division of the Company to a prominent research company. The Company is currently completing the Purchase and Sale agreement and expects the transaction will be completed in the near future. The subsidiary is expected to continue its normal operations through the date of the sale. The Company does not expect to have any continuing involvement or receive cash flows or revenue from this business after the completion of the sale. Based on this, and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the assets and liabilities of the research division are reported as assets held for sale and liabilities held for sale on the accompanying balance sheets and the results of operations of the division are reported as discontinued operations on the statements of operations.

The following table summarizes the discontinued operations for the periods presented:

	For the three months ended September 30,
	2008	2007

Revenue	$1,295,453	$1,420,965
Operating Expenses	$1,193,818	$1,199,130

Income before taxes	$101,635	$221,835
Provision for taxes	$39,419	$45,619

Net income from discontinued operations	$62,216	$176,216

The following table summarizes the Assets and Liabilities held for sale as presented:

	As of
	September 30, 2008	June 30, 2008

Cash	$219,715	$190,162
Accounts Receivable	2,545,456	2,102,347
Property and Equipment	107,502	74,314
Intangible assets	2,748,277	2,748,277
Other assets	72,644	198,893
Total Assets held for sale	$5,693,594	$5,313,993

Accounts Payable	$85,542	$162,660
Deferred Revenue	108,149	54,242
Accrued expenses	233,463	197,846
Other Liabilities	482,970	713,722
Total Liabilities held for sale	$910,124	$1,128,470

Note E – Reclassification

                Certain September 30, 2007 amounts have been reclassified to be consistent with the September 30, 2008 presentation.

Note F – Business Segment Information

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

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total

For the three months ended September 30, 2008

Revenue–external Customers	$10,559,496	$--	$1,132,409	$--	$--	$11,691,905
Revenues – intersegment	688,450	--	--	1,353,700	(2,042,150)	--
Segment net income (loss)	351,798	62,216	304,666	(1,051,383)	--	(332,703)
Capital expenditures	474,449	--	3,863	8,210	--	486,522
Depreciation & amortization	192,303	--	26,402	45,231	--	263,936
Interest expense	40,816	--	-	40,826	--	81,642
Income tax benefit	--	--	--	(39,419)	--	(39,419)
Identifiable assets	13,335,766	5,693,594	659,476	7,038,877	--	26,727,713
Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note F – Business Segment Information (Continued)

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total

For the three months ended September 30, 2007
Revenue–external customers	$10,155,217	$--	$1,127,984	$--	$--	$11,283,201
Revenues – intersegment	86,900	--	--	1,044,600	(1,131,500)	--
Segment net income (loss)	1,507,100	176,216	291,681	(1,174,986)	--	800,011
Capital expenditures	224,087	--	2,800	59,462	--	286,349
Depreciation & amortization	128,208	--	28,574	42,786	--	199,568
Interest expense	64,107	--	1,144	48,648	--	113,899
Income tax expense	390,295	--	35,481	35,481	--	461,257

At June 30, 2008
Identifiable assets	11,903,346	5,313,993	504,705	8,768,821	--	26,490,865

Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note G – Debt covenants

For the quarter ended September 30, 2008, the Company was not in compliance with its long term debt covenants related to Earnings before Interest, Taxes, Depreciation, and Amortization. These covenants are based on the Company’s projections using an equally distributed average of the Company’s annual projections, which we failed to meet for the quarter ended September 30, 2008, primarily as a result of the start-up of Seven Hills and Capstone Academy and high utilization under our capitated contracts. CapitalSource, the Company’s lender, has provided the Company with a waiver of the covenants for the period.

Note H - Recent accounting pronouncements

Recently Adopted Standards

Effective July 1, 2008, we implemented SFAS No. 157 Fair Value Measurement for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.  In accordance with the provisions of Financial Accounting Standard Board  ("FASB") Staff Position No FAS 157-2.  Effective date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.  We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.  The adoption of SFAS No 157 to our financial assets and liabiliites and non-financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS No. 159”), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adoption of SFAS No. 159 had no impact on the Company’s financial position and results of operations as no Financial Assets or Financial Liabilities of the company are measured at fair value.

Note I – Income Taxes

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted the provisions of FIN 48 on July 1, 2007. It required that a change in judgment related to prior years’ tax positions be recognized in the quarter of the change. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

Tax years 2004-2007 remain open to examination by the major taxing authorities to which we are subject.

Note J - Basic and diluted income (loss) per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year. Class B common stock has additional voting rights. All dilutive common stock equivalents are included in the calculation of diluted earnings per share; however, since the Company experienced a net loss for the three months ended September 30, 2008, no additional common stock equivalents related to options or warrants were included since they would have been anti-dilutive. For the three months ended September 30, 2007, all dilutive common stock equivalents were included in the calculation of diluted earnings per share using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

	Three months ended September 30,
	2008	2007
Weighted average shares outstanding – basic	20,178,087	20,136,781
Employee stock options	--	444,603
Warrants	--	20,444

Weighted average shares outstanding – fully diluted	20,178,087	20,601,828

        For the quarater ended September 30, 2008, 230,197 options were excluded from this earings per share calculation that  would have been dilitive if the Company's operations had resulted in income for the period instead of a loss.

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

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers (collectively called "treatment facilities"). The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients. The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities. Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics. Payor mix is determined by the source of payment to be received for each client being provided billable services. The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases. The Company’s research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah and Arizona. The Company has signed a letter of intent to sell all the assets of its research division and is currently drafting a purchase and sale agreement that would provide for the completion of the sale in the next few months. Since the sale is expected to be complete in the near future, the assets and liabilities of the research division are reported as held for sale on the accompanying balance sheet and the results of operations are shown as discontinued operations on the statement of operations.

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety. The extent of any regulatory changes and their impact on the Company’s business is unknown. The current administration has put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act). This Act was passed during the current quarter but the target date for full implementation has not yet been determined. This legislation will improve access to the Company’s programs but its total effect on behavioral health providers has not yet been assessed. Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

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

The Company currently has two “at-risk” contracts. The contracts call for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier’s enrollees in Nevada for a fixed monthly fee per member per month. Revenues are recorded monthly based on this formula and the expenses related to providing the services under these contracts are recorded as incurred. The Company provides most of the care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly. The contracts are considered “at-risk” because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.” Net Contractual adjustments recorded in the quarter ended September 30, 2008 for revenue booked in prior years resulted in a decrease in net revenue of approximately $3,990. Net contractual adjustments recorded in fiscal 2008 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $48,504.

During the fiscal year ended June 30, 2008, a Medicare cost report settlement of $360,588 was received. No cost report settlements were received or recorded during the three months ended September 30, 2008.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor. This information is critical in estimating our required allowance for bad debts. Below is revenue by payor for the quarters ended September 30, 2008 and 2007 and the fiscal year ended June 30, 2008 and accounts receivable aging information as of September 30, 2008 and June 30, 2008, for our treatment services segment.

Net Revenue by Payor (in thousands)
	For the Three Month Ended September 30				For the Fiscal Year Ended June 30,
	2008		2007		2008
	$	%	$	%	$	%

Private Pay	$538	5	$469	5	$1,893	5
Commercial	7,142	68	6,753	66	27,229	66
Medicare *	306	3	373	4	1,263	3
Medicaid	$2,573	24	$2,560	25	$10,471	26

Net Revenue	$10,559		$10,155		$40,856

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of September 30, 2008

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$647	$84	$139	$103	$58	$215	$30	$258	$1,534
Commercial	1,572	1,004	705	158	141	184	37	19	3,820
Medicare	71	8	10	16	--	--	2	--	107
Medicaid	1,344	99	29	16	1	1	--	--	1,490
Total	$3,634	$1,195	$883	$293	$200	$400	$69	$277	$6,951

As of June 30, 2008

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$544	$72	$45	$58	$56	$235	$107	$263	$1,380
Commercial	1,382	985	746	194	228	183	10	60	3,788
Medicare	38	--	--	1	--	--	--	--	39
Medicaid	1,140	98	5	--	--	25	--	--	1,268
Total	$3,104	$1,155	$796	$253	$284	$443	$117	$323	$6,475

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service. Overall, the DSO for the combined operations of the Company were 61 days for the three months ended September 30, 2008 and 68 days the fiscal year ended June 30, 2008. The table below shows the DSO by segment for the same periods.

Period	Treatment	Contract
End	Services	Services

09/30/2008	58	56
06/30/2008	59	43

               Contract Services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts. A delay in payment from our major contract was experienced at September 30, 2008 when payment was not received until October 6, 2008.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The Company made a provision for taxes against the net income of discontinued operations and recorded an equal tax benefit on continuing operations as a loss was recorded in the quarter.

On July 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”. In accordance with FIN 48, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions. The Company makes significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and the Company’s business plans for the acquired businesses in determining the value ascribed to the assets acquired. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from services to be provided, (ii) customer contracts and relationships, and (iii) the acquired market position. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require the Company to record an impairment charge in the period in which the Company identifies the impairment.

In the fiscal year ended June 30, 2008, the Company recorded an impairment loss on the intangible assets of the Company’s research segment of $1,771,000 based on the annual review and valuation of intangible assets. The Company determined the impairment during the routine annual review of intangible assets of the Company. The impairment represents the difference between the Company’s carrying value of goodwill and its fair value at June 30, 2008. The fair value was determined using a combination of approaches including trading multiple, acquisition multiple and the income approach.

Results of Operations

The following table illustrates our consolidated results of operations for the three months ended September 30, 2008 and 2007 (in thousands):

For the Three Months Ended
September 30,
2008	2007
(in thousands)

Statements of Operations Data:	Amount	%	Amount	%

Revenue	$11,692	100.0	$11,283	100.0
Cost and Expenses:
Patient care expenses	6,158	52.7	5,296	46.9
Contract expenses	827	7.0	803	7.1
Administrative expenses	4,695	40.2	3,610	32.0
Provision for bad debts	446	3.8	422	3.8
Interest expense	82	0.7	114	1.0
Other (income) expenses, net	(82)	(0.7)	(47)	(0.4)

Total expenses	12,126	103.7	10,198	90.4

Income (loss) before income taxes	(434)	(3.7)	1,085	9.6

Income tax (benefit) provision	(39)	(0.3)	461	4.1

Income (loss) from continuing operations	(395)	(3.4)	624	5.5

Discontinued Operations	62	0.5	176	1.6

Net Income (loss)	$(333)	(2.8)	$800	$7.1

Results of Operations

Total net revenue from operations increased 3.6% to $11,691,905 for the three months ended September 30, 2008 from $11,283,201 for the three months ended September 30, 2007.

Net patient care revenue increased 4.0% to $10,559,496 for the three months ended September 30, 2008 from $10,155,217 for the three months ended September 30, 2007. This increase in revenue is due primarily to the opening of Seven Hills Hospital in Las Vegas in May 2008 partially offset by a decline in census at our Michigan facility.

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

Contract support services revenue provided by Wellplace remained relatively stable at $1,132,409 for the three months ended September 30, 2008 compared to $1,127,984 for the three months ended September 30, 2007. The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and Smoking Cessation programs.

Patient care expenses in our treatment centers increased 16.3% to $6,158,157 for the three months ended September 30, 2008 from $5,296,074 for the three months ended September 30, 2007. This increase in expenses is due to the opening of the Seven Hills Hospital in Las Vegas, pre-opening expenses of Capstone Academy and higher utilization under the capitated contracts with the majority of the increases in expenses directly related to the patient care expenses. Payroll and service related expenses increased 19.7% to $4,454,829 for the three months ended September 30, 2008 from $3,723,163 for the same period a year ago. Payroll tax expenses increased 22.6% to $263,640 for the three months ended September 30, 2008 from $214,961 for the same period a year ago. Contract expenses related to the capitated contracts increased 60.3% to $1,225,925 for the three months ended September 30, 2008 from $764,922 for the same period a year ago. Food expenses increased 19.9% to 249,346 for the three months ended September 30, 2008 from $207,896 for the same period a year ago. Pharmacy expense increased 34.2% to $236,838 for the three months ended September 30, 2008 from $176,519 for the same period a year ago. All of these increases are a result of the new hospital and the comparisons quarter over quarter are expected to reflect similar increases.

Contract support services expenses increased 3.1% to $827,779 for the three months ended September 30, 2008 from $802,648 for the three months ended September 30, 2007. This increase is marginal and is a result of general increases in the cost of operations such as insurance, employee benefits, telephone and maintenance expenses. We normally expect these expenses to increase with new contracts and changes in contracts.

Administrative expenses increased 30.1% to $4,694,974 for the quarter ended September 30, 2008 from $3,609,936 for the quarter ended September 30, 2007. These changes are a result of the increased administrative payroll and employee benefits related to Seven Hills Hospital. Administrative payroll increased 13.3%. In addition depreciation increased 33.5% as we opened the hospital and began depreciation of fixed assets purchased and the cost of the build out of Seven Hills when it was opened in May 2008. Rent expense increased 113.3% due to the start of the Seven Hills lease and the lease related to the new location in Detroit, Capstone Academy, which is expected to open later this year. Utilities increased approximately 69.1% which was also related to the new operations mentioned above.

Provision for doubtful accounts increased 5.6% to $445,814 for the three months ended September 30, 2008 from $422,226 for the three months ended September 30, 2007. The Company’s policy is to maintain reserves based on the age of its receivables. This increase in the provision for doubtful accounts is largely attributable to the increase in receivables related to Seven Hills.

Interest income increased 57.6% to $51,269 for the three months ended September 30, 2008 from $32,535 for the three months ended September 30, 2007. This increase is a result of interest being charged on patient accounts unpaid after ninety days.

Other income / expense increased 118.8% to $30,854 for the three months ended September 30, 2008 from $14,099 for the three months ended September 30, 2007. This increase is primarily due to the earnings recorded by Seven Hills from its interest in the Seven Hills Psych Center, LLC.

Interest expense decreased 28.3% to $81,642 for the three months ended September 30, 2008 from $113,899 for the three months ended September 30, 2007. This decrease is primarily due to the general decrease in interest rates as the interest rate on all of our long term debt is tied to the Prime rate.

Since the Company experienced a significant loss from continuing operations, the Company recorded a tax benefit equal to the tax provision recorded for discontinued operations. During the quarter ended September 30, 2007, the Company’s provision for taxes was $461,257 related to continuing operations and $45,619 related to discontinued operations. If tax estimates are found to be high or low, adjustments will be made in the period of the determination.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income; however, general economic conditions have caused the Company to pursue receivables collections even more aggressively than usual.

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $669,519 for the three months ended September 30, 2008 compared to cash provided by operations of $1,340,049 for the three months ended September 30, 2007. Cash flow used in operations in the three months ended September 30, 2008 consists of net loss of $332,703 plus depreciation and amortization of $263,936, non–cash interest expense of $43,011, non-cash equity based charges of $2,133, non-cash earnings from the unconsolidated subsidiary of $14,203, the provision for doubtful accounts of $445,814, an increase in accounts receivable of $1,334,094, an increase in other assets of $133,829 and cash used in discontinued operations of $310,275, offset by a $26,452 decrease in prepaid expenses, a $514,167 increase in accounts payable and a $222,288 increase in accrued expenses and other liabilities.

Cash used in investing activities in the three months ended September 30, 2008 consisted of $486,522 in capital expenditures, $38,100 cash distribution on our unconsolidated subsidiary investment.  and cash used in discontinued operations of $33,188 compared to $286,349 in capital expenditures and cash used in discontinued operations of $1,915 during the same period last year.

Cash used in financing activities of $160,842 in the three months ended September 30, 2008 was the result of the purchase of 26,592 shares of treasury stock at $59,560, proceeds from the issuance of common stock under the employee stock purchase plan of $15,778, an increase in the Company’s revolving credit line of $142,502, repayment of $67,294 on the Company’s long-term debt and cash used in discontinued operations of $192,268 compared to $394,515 used to purchase treasury stock, $956,246 reduction in Company's revolving credit line, $82,331 reduction in long term debt and cash used in discontinued operations of $192,435 during the same period last year.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of September 30, 2008, accounts receivable from patient care, net of allowance for doubtful accounts, increased 7.4% to $6,951,012 from $6,474,733 on June 30, 2008. This increase is a result of increased revenue and the opening of the Seven Hills Hospital. The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem. Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy. The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible. The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process. Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims. In light of the current economy the Company has redoubled its efforts to collect accounts early. The Company has implemented the Meditech software at all non-residential facilities and begun the implementation process at the Michigan residential facility. The system is designed to fully integrate the admissions, billing and collections process. It will assist staff in the timely billing and collection of receivables. At the same time, the Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

The Company expects to experience continued cash used in operating activities over the next quarter until Seven Hills completes Joint Commission and CMS accreditation and Capstone Academy is opened for admissions.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2008 are as follows (in thousands):

YEAR ENDING September 30,	TERM NOTES		CAPITAL LEASES		OPERATING LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2009	$652	$19	$137	$28	$3,320	$4,156
2010	253	15	106	17	3,080	3,471
2011	47	11	105	5	2,386	2,554
2012	52	6	--	--	2,232	2,290
2013	44	2	--	--	1,931	1,977
2014	--	--	--	--	8,678	8,678
Thereafter	--	--	--	--	--	--
Total	$1,048	$53	$348	$50	$21,627	$23,126

* Total does not include the amount due under the revolving credit note of $1,119,705. This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity. Each of the Company’s material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position. The agreement now includes a term loan in the amount of $3,000,000, with a balance of $802,143 at September 30, 2008, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000. In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880. The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan. As of September 30, 2008 the Company had $1,447,857 available under the term loan.

The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable. The revolving credit term is three years, renewable for two additional one-year terms. The balance on the revolving credit agreement as of September 30, 2008 was $1,119,705. For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004. The balance outstanding as of September 30, 2008 for the revolving credit note is not included in the above table. The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.9%.

This agreement was amended on June 13, 2007 to modify the terms of the agreement. Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable. Interest is payable monthly at prime (4.00% at September 30, 2008) plus 0.25%, but not less than 4.75%. The amended term of the agreement is for two years, renewable for two additional one year terms. Upon expiration, all remaining principal and interest are due. The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC.

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

Financial Risk

•

Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense fluctuate with changes in the prime rate. On this debt, each 25 basis point increase or decrease in the prime rate will affect an annual increase or decrease in interest expense of approximately $5,300.

•

Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender. A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk

o

Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,951,012 at September 30, 2008, $6,474,733 at June 30, 2008 and $6,559,387 at June 30, 2007. As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase. We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue. We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing. If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected. The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at September 30, 2008 and June 30, 2008, respectively, and Bad Debt Expense for the three months ended September 30, 2008 and the year ended June 30, 2008:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

September 30, 2008	$9,239,264	$2,288,252	$445,814
June 30, 2008	8,705,104	2,230,371	1,311,431

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

Change in Internal Controls

During the three months ended September 30, 2008, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Repurchase of Treasury Stock

During the Quarter the Company purchased equity securities as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

July 1, 2008 – July 31, 2008	25,000	$2.1964

August 1, 2008 – August 31, 2008	--	--

September 1, 2008 – September 30, 2008	1,592	2.45

Item 6.	Exhibits

Exhibit List

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHC, Inc.
Registrant

Date: November 12, 2008	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: November 12, 2008	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer