Form 10-Q
period 2008-12-31
PHC INC /MA/
filed 2009-02-17
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended December 31, 2008.

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
Yes  ____  No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of February 1, 2009:

Class A Common Stock	19,136,609
Class B Common Stock	775,080

PHC, Inc.

PART I.                      FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2008 (unaudited) and June 30, 2008

Condensed Consolidated Statements of Operations (unaudited) - Three and six months ended December 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) – Six months ended December 31, 2008 and December 31, 2007

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Repurchase of Treasury Stock

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,003,243	$3,142,226
Accounts receivable, net of allowance for doubtful accounts of $2,382,826 at December 31, 2008 and $2,230,371 at June 30, 2008	6,490,297	6,439,733
Cost report settlement receivables	170,633	--
Prepaid expenses	336,382	491,503
Prepaid income taxes	432,651	269,074
Other receivables and advances	729,011	623,295
Deferred income tax asset – current	2,339,077	967,999
Assets held for sale – Pivotal	3,437,578	5,313,993
Total current assets	14,938,872	17,247,823
Accounts receivable, non-current	35,000	35,000
Other receivables	62,073	71,889
Property and equipment, net	5,047,243	4,382,421
Deferred income tax asset – non-current	472,000	528,840
Deferred financing costs, net of amortization of $363,174 and $286,413 at December 31, 2008 and June 30, 2008	409,067	470,829
Goodwill	969,098	969,098
Other assets	2,652,884	2,784,965
Total assets	$24,586,237	$26,490,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346,251	$1,318,421
Current maturities of long-term debt	653,465	651,379
Revolving credit note	1,124,319	977,203
Current portion of obligations under capital leases	122,582	170,285
Accrued payroll, payroll taxes and benefits	1,699,403	1,528,640
Accrued expenses and other liabilities	1,312,753	1,434,983
Liabilities held for sale – Pivotal	762,676	1,128,470
Total current liabilities	7,021,449	7,209,381
Long-term debt, net of current maturities	1,181,447	393,705
Obligations under capital leases	184,442	229,274
Total liabilities	8,387,338	7,832,360
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,825,899 and 19,806,147 shares issued at December 31, 2008 and June 30, 2008, respectively	198,259	198,061
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,080 and 775,672 issued and outstanding at December 31, 2008 and June 30, 2008, respectively, each convertible into one share of Class A common stock	7,751	7,757
Additional paid-in capital	27,477,729	27,388,821
Treasury stock, 689,290 and 387,698 shares of Class A common stock at December 31, 2008 and June 30, 2008, respectively, at cost	(1,185,846)	(685,916)
Accumulated deficit	(10,298,994)	(8,250,218)
Total stockholders’ equity	16,198,899	18,658,505
Total liabilities and stockholders’ equity	$24,586,237	$26,490,865
See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Patient care, net	$10,105,942	$10,147,332	$20,665,438	$20,302,549
Contract support services	914,374	1,125,245	2,046,783	2,253,229
Total revenues	11,020,316	11,272,577	22,712,221	22,555,778
Operating expenses:
Patient care expenses	5,906,307	5,472,592	12,064,464	10,768,666
Cost of contract support services	771,505	823,571	1,599,284	1,626,219
Provision for doubtful accounts	308,329	342,342	754,143	764,568
Administrative expenses	4,877,390	3,799,897	9,572,364	7,409,833
Total operating expenses	11,863,531	10,438,402	23,990,255	20,569,286

Income (loss) from operations	(843,215)	834,175	(1,278,034)	1,986,492

Other income (expense):
Interest income	44,206	52,504	95,475	85,039
Other income	24,888	18,472	55,742	32,571
Interest expense	(96,306)	(102,854)	(177,948)	(216,753)

Total other income (expense), net	(27,212)	(31,878)	(26,731)	(99,143)

Income (loss) before taxes	(870,427)	802,297	(1,304,765)	1,887,349
Income tax (benefit) provision	(466,634)	277,807	(506,053)	739,064

Income (loss) from continuing operations	(403,793)	524,490	(798,712)	1,148,285

Discontinued operations – net of tax – Pivotal	(1,312,280)	(42,658)	(1,250,064)	133,558

Net income (loss) applicable to common shareholders	$(1,716,073)	$481,832	$(2,048,776)	$1,281,843

Basic net income (loss) per common share
Continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Discontinued operations	(0.07)	(0.01)	(0.06)	0.01
	$(0.09)	$0.02	$(0.10)	$0.06

Basic weighted average number of shares outstanding	20,131,080	20,143,636	20,154,583	20,140,208

Diluted net income (loss) per common share
Continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Discontinued operations	(0.07)	(0.01)	(0.06)	0.01
	$(0.09)	$0.02	$(0.10)	$0.06

Diluted weighted average number of shares outstanding	20,131,080	20,485,294	20,154,583	20,494,963

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	(2,048,776)	1,281,843
Net (loss) income from discontinued operations	(1,250,064)	133,558
Net (loss) income from continuing operations	$(798,712)	$1,148,285
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	543,907	407,637
Non-cash interest expense	82,571	76,998
Deferred income tax expense	(1,314,238)	670,080
Earnings of unconsolidated subsidiary	(14,203)	--
Non-cash stock based compensation	69,202	232,938
Provision for doubtful accounts	754,143	764,568
Changes in:
Accounts receivable and other receivable	(1,071,240)	(395,016)
Prepaid expenses and other current assets	(8,455)	213,408
Other assets	(4,639)	(341,799)
Accounts payable	27,830	102,596
Accrued expenses and other liabilities	48,533	(415,702)
Net cash (used in) provided by continuing operations	(1,685,301)	2,463,993
Net cash provided by discontinued operations	677,240	119,187
Net cash (used in) provided by operations	(1,008,061)	2,583,180

Cash flows from investing activities:
Acquisition of property and equipment	(1,095,907)	(733,529)
Equity investment in unconsolidated subsidary	38,100	--
Construction in progress	--	(46,419)
Net cash used in investing activities of continuing operations	(1,057,807)	(779,948)
Net cash (used in) provided by investing activities of discontinued operations	(32,187)	8,232
Net cash used in investing activities	(1,089,994)	(771,716)

Cash flows from financing activities:
Revolving debt, net	141,307	(870,388)
Proceeds from borrowings on long term debt	800,000	--
Principal payments on long term debt	(117,707)	(4,825)
Proceeds from issuance of common stock	19,898	79,901
Purchase of treasury stock	(499,930)	(430,966)
Net cash provided by (used in) financing continuing operations	343,568	(1,226,278)
Net cash used in financing discontinued operations	(384,496)	(384,831)
Net cash used in financing activities	(40,928)	(1,611,109)

Net (decrease) increase in cash and cash equivalents, continuing operations	(2,399,540)	457,767
Net increase (decrease) in cash and cash equivalents, discontinued operations	260,557	(257,412)
Net (decrease) increase in cash and cash equivalents	(2,138,983)	200,355
Beginning cash and cash equivalents	3,142,226	3,307,892
Ending cash and cash equivalents	$1,003,243	$3,508,247

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$112,762	$145,199
Income taxes	161,764	282,928
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in a cashless exercise of options	$84	$407
Obligations under Capital Leases	3,470	141,083
See Notes to Condensed Consolidated Financial Statements

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2008

Note A - The Company

PHC, Inc. (the “Company”) is incorporated in the state of Massachusetts.  The Company is a national healthcare company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services.  The Company also operates help lines for employee assistance programs and call centers for state and local programs, provides management, administrative and online behavioral health services and conducts pharmaceutical research studies.  The Company primarily operates under four business segments:

Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 50-bed psychiatric hospital dedicated to adjudicated juveniles located in Detroit, Michigan, Seven Hills Hospital, a 55-bed psychiatric hospital located in Las Vegas, Nevada and eight outpatient behavioral health locations (one in Monroeville, Pennsylvania operating as Wellplace, one in Chesterfield Township, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads and a call center contract with the State of Michigan. The call centers both operate under the brand name Wellplace;

Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com; and

Pharmaceutical study services, including three clinical study sites: two in Arizona, in Peoria and Mesa, and one in Midvale, Utah. These research sites conduct studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company’s research sites operate as Pivotal Research Centers.  As of December 31, 2008, the Company had entered a letter of intent for the sale of this segment.  Subsequent to quarter end, the Company signed the purchase and sale agreement and expects this transaction to be complete in the near future.  Based on the expected sale date, assets and liabilities of this division are listed on the accompanying balance sheets as assets and liabilities held for sale and the results of operations are listed on the statements of operations as discontinued operations.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2008 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The accompanying financial statements should be read in conjunction with the June 30, 2008 consolidated financial statements and footnotes thereto included in the Company’s 10-K filed on September 30, 2008.

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

Revenue Recognition

The Company bills for its inpatient behavioral healthcare services upon discharge and for its outpatient facilities services daily.  All charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals.  This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals, which are estimated at the time of admission based on information received from the individual.  Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

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

Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided.  Where a contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program.  All revenues and receivables from our research division are derived from pharmaceutical companies and to date there has been no related bad debt allowance recorded based on management’s expectation of collectability.

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

The non-employee directors’ stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Under the plan a maximum of 350,000 shares may be issued.  Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

    The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123 (revised 2004, “Share Based Payment”) (SFAS No. 123R).  Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted.  Any income tax benefit related to stock compensation will be shown under the financing section of the Cash Flow Statement.  Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed.  Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of SFAS 123R, the Company recorded stock-based compensation on its consolidated condensed statement of operations of $61,913 and $151,736 for the three months ended December 31, 2008 and 2007, respectively and $95,695 and $207,041 for the six months ended December 31, 2008 and 2007, respectively.  In addition, the Company recorded a recovery of previously charged compensation of $47,797 for the three months ended September 30, 2008.

The Company had the following activity in its stock option plans for the six months ended December 31, 2008:

	Number Of Shares	Weighted-Average Exercise Price Per Share	Intrinsic Value At December 31, 2008

Balance – June 30, 2008	1,247,000	$2.17
Granted	283,750	1.36
Exercised	(24,000)	1.12
Expired	(10,125)	2.70
Balance – December 31, 2008	1,496,625	$2.03	$114,530

Exercisable	959,056	$2.00	$96,067

The total intrinsic value of the options exercised during the six months ended December 31, 2008 was $8,536.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended December 31, 2008.

	Number Of Shares	Weighted- Average Fair Value

Non-vested at July 1, 2008	418,758	$.64
Granted	283,750	.71
Expired	(10,125)	.53
Vested	(154,814)	$.69
Non-vested at December 31, 2008	537,569	$.67

The compensation cost related to the fair value of these shares of approximately $318,800 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.    The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2008 and December 31, 2007 was $0.71 and $1.36, respectively, and the weighted-average fair value of the options granted for the six months ended December 31, 2008 and December 31, 2007 was $0.71 and $1.36, respectively, using the following assumptions:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007

Average risk-free interest rate	4.00%	4.00%	4.00%	4.00%
Expected dividend yield	None	None	None	None
Expected life	6.06 years	6 years	6.06 years	6 years
Expected volatility	50.24%	44.0%	50.24%	44.0%

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

Note D- Discontinued Operations

During the quarter ended September 30, 2008, the Company signed a Letter of Intent to sell the research division of the Company to an unrelated research company.  Subsequent to the quarter ended December 31, 2008, the Company entered into a definitive asset purchase agreement to sell the assets of its research division, Pivotal Research Centers, Inc. ("Pivotal"), a Delaware corporation, to Premier Research International, LLC ("Premier") a Delaware limited liability company.  The other parties to the Agreement included Premier Research Arizona, LLC, a Delaware limited liability company and wholly-owned subsidiary of Premier, and Pivotal Research Centers LLC, an Arizona limited liability company.  See the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009 for additional details regarding this transaction.   .

    The subsidiary is expected to continue its normal operations through the date of the sale.  The Company does not expect to have any continuing involvement or receive cash flows or revenue from this business after the completion of the sale.  Based on this, and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities of the research division are reported as assets held for sale and liabilities held for sale on the accompanying balance sheets and the results of operations of the division are reported as discontinued operations on the statements of operation.

The following table summarizes the discontinued operations for the periods presented:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007

Revenue	$667,641	$1,232,238	$1,963,094	$2,653,203
Operating Expenses	$2,811,364	$1,247,421	$4,005,182	$2,446,551

Income before taxes	$(2,143,723)	$(15,183)	$(2,042,088)	$206,652
Income tax (benefit) provision	$(831,443)	$27,475	$(792,024)	$73,094

Net income (loss) from discontinued operations	$(1,312,280)	$(42,658)	$(1,250,064)	$133,558

Note D- Discontinued Operations (continued)

The following table summarizes the Assets and Liabilities held for sale as presented:

	As of
	December 31, 2008	June 30, 2008

Cash	$82,531	$190,162
Accounts receivable	1,967,676	2,102,347
Property and equipment	106,501	74,314
Intangible assets	1,248,277	2,748,277
Other assets	32,583	198,893
Total Assets held for sale	$3,437,578	$5,313,993

Accounts payable	$111,821	$162,660
Deferred revenue	115,185	54,242
Accrued expenses	212,374	197,846
Other liabilities	323,296	713,722
Total Liabilities held for sale	$762,676	$1,128,470

Note E – Reclassification

Certain December 31, 2007 amounts have been reclassified to be consistent with the December 31, 2008 presentation.

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

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total
For the three months ended December 31, 2008

Revenue–external customers	$10,105,942	$--	$914,374	$--	$--	$11,020,316
Revenues – intersegment	653,700	--	--	1,423,500	(2,077,200)	--
Segment net income (loss)	155,495	(1,312,280)	142,880	(702,168)	--	(1,716,073)
Capital Expenditures	608,802	--	--	583	--	609,385
Depreciation & Amortization	199,980	--	26,437	53,554	--	279,971
Interest Expense	51,269	--	20	45,017	--	96,306
Income tax (benefit) expense	--	--	--	(466,634)	--	(466,634)

Note F – Business Segment Information (continued)

		Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total
For the three months ended December 31, 2007
Revenue–external customers	$	$10,147,332	$--	$1,125,245	$--	$--	$11,272,577
Revenues – intersegment		118,100	--	--	1,044,600	(1,162,700)	--
Segment net income (loss)		1,596,606	(42,658)	283,040	(1,355,156)	--	481,832
Capital Expenditures		190,744	--	14,016	503,585	--	708,345
Depreciation & Amortization		135,942	--	29,403	42,724	--	208,069
Interest Expense		53,596	--	639	48,619	--	102,854
Income tax (benefit) expense		235,067	--	21,370	21,370	--	277,807

For the six months ended December 31, 2008
Revenue–external customers		$20,665,438	$--	$2,046,783	$--	$--	$22,712,221
Revenues – intersegment		1,342,150	--	--	2,777,200	(4,119,350)	--
Segment net income (loss)		507,293	(1,250,064)	447,546	(1,753,551)	--	(2,048,776)
Capital Expenditures		1,083,251	--	3,863	8,793	--	1,095,907
Depreciation & Amortization		392,283	--	52,839	98,785	--	543,907
Interest Expense		92,085	--	20	85,843	--	177,948
Income tax (benefit) expense		--	--	--	(506,053)	--	(506,053)
Identifiable assets		12,799,320	3,437,578	553,096	7,796,243	--	24,586,237
Goodwill and intangible assets		969,098	--	--	--	--	969,098

For the six months ended December 31, 2007
Revenue–external customers		$20,302,549	$--	$2,253,229	$--	$--	$22,555,778
Revenues – intersegment		205,000`	--	--	2,089,200	(2,294,200)	--
Segment net income (loss)		3,103,706	133,558	574,721	(2,530,142)	--	1,281,843
Capital Expenditures		387,913	--	16,816	563,046	--	967,775
Depreciation & Amortization		264,150	--	57,977	85,510	--	407,637
Interest Expense		117,703	--	1,783	97,267	--	216,753
Income tax (benefit) expense		625,362	--	56,851	56,851	--	739,064

At June 30, 2008

Identifiable assets		11,903,346	5,313,993	504,705	8,768,821	--	26,490,865
Goodwill and intangible assets		969,098	--	--	--	--	969,098

Note G – Debt covenants

For the quarter ended December 31, 2008, the Company was not in compliance with its long term debt covenants related to Earnings before Interest, Taxes, Depreciation, and Amortization.  These covenants are based on the Company’s projections using an equally distributed average of the Company’s annual projections, which we failed to meet for the quarter ended December 31, 2008.  CapitalSource, the Company’s lender, has provided the Company with a waiver of the covenants for the period.

On February 5, 2009, the Company signed the first amendment to the amended and restated revolving credit, term loan and security agreement with its primary lender to increase availability under its revolving credit line for the next six months or until the Pivotal sale is complete (the “overline”).  The interest rate on this overline is Prime plus 3.25% with an origination fee of $25,000.  The agreement increases the percentage of receivables available for borrowing and provdes for additional availability of $200,000.

Note H – Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company adopted the provisions of FIN 48 on July 1, 2007.  FIN 48 required that a change in judgment related to prior years’ tax positions be recognized in the quarter of the change.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

Tax years 2004-2007 remain open to examination by the major taxing authorities to which we are subject.

Note I - Basic and diluted income (loss) per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share; however, since the Company experienced a net loss for the three months and six months ended December 31, 2008, no additional common stock equivalents related to options or warrants were included since they would have been anti-dilutive.  For the three months and six months ended December 31, 2007, all dilutive common stock equivalents were included in the calculation of diluted earnings per share using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Weighted average shares outstanding – basic	20,131,080	20,143,636	20,154,583	20,140,208
Employee stock options	--	321,587	--	334,487
Warrants	--	20,071	--	20,268

Weighted average shares outstanding – fully diluted	20,131,080	20,485,294	20,154,583	20,494,963

Note J – Legal Proceedings:

During the quarter ended December 31, 2008, the litigation involving the Company and a terminated employee was reviewed through binding arbitration rules.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000.  In the Company’s attorneys opinion, in calculating the amount awarded, the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney has recommended an appeal, which the Company intends to pursue.  Since the Company intends to appeal this decision and the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements.  On January 9, 2009, the Company was required to place $512,197.00 in escrow covering the above assessment and related cost.

Note K – Impairment:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  In the quarter ended December 31, 2008, as the result of this review, the Company determined that there was an impairment of the intangible assets of the Company’s research segment  and recorded a $1,500,000 charge based on this assessment.  The impairment represents the difference between the Company’s carrying value of goodwill and its fair value at December 31, 2008.  The fair value is based on the negotiated price reflected in the purchase and sale agreement as discussed below.

Note L – Subsequent events:

Subsequent to the quarter ended December 31, 2008, the Company entered into a definitive asset purchase agreement to sell the assets of its research division, Pivotal Research Centers, Inc. (“Pivotal”), a Delaware corporation, to Premier Research International, LLC (“Premier”) a Delaware limited liability company.  The other parties to the Agreement included Premier Research Arizona, LLC, a Delaware limited liability company and wholly-owned subsidiary of Premier, and Pivotal Research Centers, LLC, an Arizona limited liability company.  See the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009 for additional details regarding this transaction.

Also subsequent to the quarter ended December 31, 2008, the Company’s Board of Directors voted by unanimous written consent to allow short-term borrowing from related parties up to a maximum of $500,000, with an annual interest rate of 12% and a 2% origination fee.  As of January 31, 2009, two family members of the Company’s Chief Executive Officer entered into lending agreements with the Company for a total of $275,000.

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

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers (collectively called "treatment facilities").  The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients.  The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities.  Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics.  Payor mix is determined by the source of payment to be received for each client being provided billable services.  The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases.  The Company’s research division, Pivotal Research Centers, Inc., contracts with major manufacturers of pharmaceuticals to assist in the study of the effects of certain pharmaceuticals in the treatment of specific illnesses through its clinics in Utah and Arizona.  The Company has signed a definitive agreement to sell all the assets of its research division, which provides for the completion of the sale in the next few months.  Since the sale is expected to be complete in the near future, the assets and liabilities of the research division are reported as held for sale on the accompanying balance sheet and the results of operations are shown as discontinued operations on the statement of operations.  (See the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009 for additional information regarding the sale of Pivotal).

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act).  This Act is now law and the target date for full implementation is January 1, 2010. This legislation will improve access to the Company’s programs but its total effect on behavioral health providers has not yet been assessed.  Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.  The current economic conditions continue to challenge the Company’s profitability through increased uninsured patients in our fee for service business and increased utilization in our capitated business.

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

Revenue recognition and accounts receivable:

Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare.  Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment.  Provisions for estimated third party payor settlements are provided in the period the related services are rendered.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of settlement.  Amounts due as a result of cost report settlements is recorded and listed separately on the consolidated balance sheets as “Cost report settlement receivables”.  The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable.  The allowance for doubtful accounts does not include the contractual allowances.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.”  Net Contractual adjustments recorded in the six months ended December 31, 2008 for revenue booked in prior years resulted in a decrease in net revenue of approximately $56,700.  Net contractual adjustments recorded in fiscal 2008 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $48,500.

During the fiscal year ended June 30, 2008, a Medicare cost report settlement of $360,588 was received.  No cost report settlements were received or recorded during the three or six months ended December 31, 2008.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor.  This information is critical in estimating our required allowance for bad debts.  Below is revenue by payor for the three months and six months ended December 31, 2008 and 2007 and the fiscal year ended June 30, 2008 and accounts receivable aging information as of December 31, 2008 and June 30, 2008, for our treatment services segment.

Net Revenue by Payor (in thousands)
	For the Three Month Ended December 31,								For the Six Months Ended December 31,								For the Fiscal Year Ended June 30,
	2008				2007				2008				2007				2008

	$		%		$		%		$		%		$		%		$		%
Private Pay		$513		5		$473		5		$1,051		5		$943		5		$1,893		5
Commercial		6,819		67		6,808		67		13,961		68		13,561		67		27,229		66
Medicare *		275		3		458		4		581		3		831		4		1,263		3
Medicaid		$2,499		25		$2,408		24		$5,072		24		$4,968		24		$10,471		26

Net Revenue		$10,106				$10,147				$20,665				$20,303				$40,856

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of December 31, 2008

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$121	$135	$147	$122	$86	$179	$72	$194	$1,056
Commercial	2,053	1,141	400	174	99	225	16	84	4,192
Medicare	82	--	--	--	--	--	--	--	82
Medicaid	932	175	42	26	10	10	--	--	1,195
Total	$3,188	$1,451	$589	$322	$195	$414	$88	$278	$6,525

As of June 30, 2008

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$544	$72	$45	$58	$56	$235	$107	$263	$1,380
Commercial	1,382	985	746	194	228	183	10	60	3,788
Medicare	38	--	--	1	--	--	--	--	39
Medicaid	1,140	98	5	--	--	25	--	--	1,268
Total	$3,104	$1,155	$796	$253	$284	$443	$117	$323	$6,475

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 59 days at December 31, 2008 and 68 days at June 30, 2008.  The table below shows the DSO by segment for the same periods.

Period	Treatment	Contract
End	Services	Services

12/31/2008	54	55
06/30/2008	59	43

Contract services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  A delay in payment from our major contract occurred when a payment due on December 31, 2008 was not received until January 16, 2009.

Pharmaceutical study revenue is recognized only after a pharmaceutical study contract has been awarded and the patient has been selected and accepted based on study criteria and billable units of service are provided.  Where a contract requires completion of the study by the patient, no revenue is recognized until the patient completes the study program.  All revenues and receivables from our research division are derived from pharmaceutical companies with no related bad debt allowance.  These amounts are shown in “Discontinued operations” and “Assets held for sale” on the accompanying financial statements as the sale of the research operations is expected to close in the near future.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  The Company recorded a tax benefit of $506,053 for the six months ended December 31, 2008 based on the losses incurred in continuing operations.  The company also recorded a tax benefit based on the losses in discontinued operations for the same six-month period.

On July 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  In accordance with FIN 48, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

In the fiscal year ended June 30, 2008, the Company recorded an impairment loss on the intangible assets of the Company’s research segment of $1,771,000 based on the annual review and valuation of intangible assets.  The Company determined the impairment during the routine annual review of intangible assets of the Company.  The impairment represents the difference between the Company’s carrying value of goodwill and its fair value at June 30, 2008.  The fair value was determined using a combination of approaches including a trading multiple, an acquisition multiple and the income approach.  The Company recorded an additional $1,500,000 impairment loss on these intangible assets in the current quarter.

Results of Operations

The following table illustrates our consolidated results of operations for the three months and six months ended December 31, 2008 and 2007 (in thousands):

For the Three Month Ended December 31,		For the Six Months Ended December 31,
2008	2007	2008	2007
                                                 (in thousands)
Statements of Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$11,020	100.0	$11,273	100.0	$22,712	100.0	$22,556	100.0
Cost and Expenses:
Patient care expenses	5,906	53.6	5,473	48.5	12,065	53.1	10,769	47.7
Contract expenses	772	7.0	824	7.3	1,599	7.0	1,626	7.2
Administrative expenses	4,878	44.3	3,800	33.7	9,572	42.1	7,410	32.9
Provision for bad debts	308	2.8	342	3.0	754	3.3	765	3.4
Interest expense	96	0.9	103	0.9	178	0.8	217	1.0
Other (income) expenses, net	(69)	(0.6)	(71)	(0.6)	(151)	(0.7)	(118)	(0.5)

Total expenses	11,891	107.9	10,470	92.9	24,017	105.7	20,669	91.6

Income (loss) before income taxes	(871)	(7.9)	802	7.1	(1,305)	(5.7)	1,887	8.4

Income tax (benefit) provision	(467)	(4.2)	278	2.5	(506)	(2.2)	739	3.3

Income (loss) from continuing operations	(404)	(3.7)	524	4.7	(799)	(3.5)	1,148	5.1

Discontinued operations	(1,312)	(11.9)	(43)	(0.4)	(1,250)	(5.5)	134	0.6

Net income (loss)	$(1,716)	(15.6)	$482	4.30	$(2,049)	(9.0)	$1,282	5.7

Results of Operations

Total net revenue from operations decreased 2.2% to $11,020,316 for the three months ended December 31, 2008 from $11,272,577 for the three months ended December 31, 2007 and increased 0.7% to $22,712,221 for the six months ended December 31, 2008 from $22,555,778 for the six months ended December 31, 2007.

Net patient care revenue decreased 0.4% to $10,105,942 for the three months ended December 31, 2008 from $10,147,332 for the three months ended December 31, 2007 and increased 1.8% to $20,665,438 for the six months ended December 31, 2008 from $20,302,549 for the six months ended December 31, 2007.  These minimal changes in revenue are due primarily to general economic conditions offset partially by the opening of our new operations in Las Vegas and Michigan.  Census at our inpatient facilities increased 8.7% for the six months ended December 31, 2008 compared to the same six months last year.  Patient care revenue did not increase proportionately with census because the increase in census was primarily related to our capitated contracts which generate a fixed amount of revenue regardless of census.

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

Contract support services revenue provided by Wellplace decreased 18.7% to $914,374 for the three months ended December 31, 2008 compared to $1,125,245 for the three months ended December 31, 2007 and 9.2% to $2,046,783 for the six months ended December 31, 2008 from $2,253,229 for the six months ended December 31, 2007. This decrease is due to the expiration of a smoking cessation contract with a government contractor.  The Company has bid to continue and expand the contract should the contractor decide to continue the program.  The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and Smoking Cessation programs.

   Patient care expenses in our treatment centers increased 7.9% to $5,906,307 for the three months ended December 31, 2008 from $5,472,592 for the three months ended December 31, 2007 and 12.0% to $12,064,464 for the six months ended December 31, 2008 from $10,768,666 for the six months ended December 31, 2007.  This increase in expenses is due to the opening of the Seven Hills Hospital in Las Vegas, pre-opening expenses of Capstone Academy and higher utilization under the capitated contracts, with the majority of the increases in direct care expenses.  Payroll and service related expenses increased 14.6% to $4,695,501 for the three months ended December 31, 2008 from $4,096,092 for the three months ended December 31, 2007 and 17.2% to $9,413,970 for the six months ended December 31, 2008 from $8,034,216 for the same period a year ago.  Payroll tax expenses increased 32.7% to $287,048 for the three months ended December 31, 2008 from $216,323 for the three months ended December 31, 2007 and 27.7% to $550,688 for the six months ended December 31, 2008 from $431,284 for the same period a year ago.  Contract expenses related to the capitated contracts increased 16.2% to $974,346 for the three months ended December 31, 2008 from $838,389 for the three months ended December 31, 2007 and 37.2% to $2,200,271 for the six months ended December 31, 2008 from $1,603,301 for the same period a year ago.  Food expenses increased 22.3% to $250,061 for the three months ended December 31, 2008 from $204,394 for the three months ended December 31, 2007 and 21.1% to $499,406 for the six months ended December 31, 2008 from $412,290 for the same period a year ago.  Pharmacy expenses increased 95.5% to $243,478 for the three months ended December 31, 2008 from $124,553 for the three months ended December 31, 2007 and 59.5% to $480,316 for the six months ended December 31, 2008 from $301,072 for the same period a year ago.  Other patient related expenses increased 350.5% to $83,074 for the three months ended December 31, 2008 from $18,442 for the three months ended December 31, 2007 and 336.9% to $179,831 for the six months ended December 31, 2008 from $41,164 for the same period a year ago.  Many of these increases are the result of the new hospital and the comparisons period over period are expected to reflect similar increases.

Contract support services expenses related to Wellplace decreased 6.3% to $771,505 for the three months ended December 31, 2008 from $823,571 for the three months ended December 31, 2007 and 1.7% to $1,599,284 for the six months ended December 31, 2008 from $1,626,219 for the six months ended December 31, 2007.  This decrease is primarily the result of the expiration of the previously mentioned smoking cessation contract, which eliminated staff and administrative expenses including software maintenance to support the contract.

   Administrative expenses increased 28.4% to $4,877,391 for the quarter ended December 31, 2008 from $3,799,897 for the quarter ended December 31, 2007 and 29.2% to $9,572,364 for the six months ended December 31, 2008 from $7,409,833 for the six months ended December 31, 2007.  For both the three months and the six months ended December 31, 2008, these changes are a result of the increased administrative payroll and employee benefits related to the opening of the Seven Hills Hospital and the ramp up of Capstone Academy.  Administrative payroll increased 15.0% and 14.2% for the quarter and six months ended December 31, 2008, respectively.  Rent expense increased over 100% for the quarter and six months ended December 31, 2008, as compared to the same periods last year, due to the additional rent expense for Seven Hills Hospital and Capstone Academy   Utilities also increased over 70.0% for the quarter and six months ended December 31, 2008, as compared to the same period last year, which was also related to the opening of Seven Hills Hospital and set up of Capstone Academy.  All other general facilities expenses such as maintenance, telephone and insurance expense also increased with the start up of these locations.  Consultant fees increased over 100% as we engaged outside firms to assist with the accreditation process at Seven Hills Hospital.  Fees and licenses increased 41.8% and 24.5% for the three months and six months ended December 31, 2008, as compared to the same period last year, as a result of our accreditation processes in all our facilities.

Provision for doubtful accounts decreased 9.9% to $308,329 for the three months ended December 31, 2008 from $342,342 for the three months ended December 31, 2007 and decreased 1.4% to $754,143 for the six months ended December 31, 2008 from $764,568 for the six months ended December 31, 2007.  The Company’s policy is to maintain reserves based on the age of its receivables.  This decrease in the provision for doubtful accounts is largely attributable to the change in age of the receivables and the utilization of the allowance of $601,688 against accounts receivable during the six months ended December 31, 2008.

Interest income decreased 15.8% to $44,206 for the three months ended December 31, 2008 from $52,504 for the three months ended December 31, 2007 and increased 12.3% to $95,475 for the six months ended December 31, 2008 from $85,039 for the six months ended December 31, 2007.  These changes are a result of changes in our short-term investment accounts.

Other income / expense increased 34.7% to $24,888 for the three months ended December 31, 2008 from $18,472 for the three months ended December 31, 2007 and 71.1% to $55,742 for the six months ended December 31, 2008 from $32,571 for the six months ended December 31, 2007.  This increase is primarily due to the earnings recorded by Seven Hills from its investment in the Seven Hills Psych Center, LLC.

Interest expense decreased 6.4% to $96,306 for the three months ended December 31, 2008 from $102,854 for the three months ended December 31, 2007 and 17.9% to $177,948 for the six months ended December 31, 2008 from $216,753 for the six months ended December 31, 2007.  This decrease is primarily due to the general decrease in interest rates as the interest rate on our revolving credit line and our long term debt is tied to the Prime rate.

The Company’s income tax benefit of $506,053 for the six months ended December 31, 2008 is based on the losses incurred during the six months based on an estimated combined tax rate of approximately 37% for both Federal and State taxes.  If this estimate is found to be high or low, adjustments will be made in the period of the determination.

Although general economic conditions have made maintaining and growing revenues a challenge, the Company believes its plans for addressing and replacing any lost revenue through negotiated rate increases, combining operations, cutting expenses and temporarily modifying its growth plan are sound and therefore; the Company does not believe there are any trends or events that will have a material impact on the Company’s Revenues or Net Income.

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $1,008,061 for the six months ended December 31, 2008 compared to $2,583,180 provided by operating activities for the six months ended December 31, 2007.  Cash flow used in operations in the six months ended December 31, 2008 consists of net loss of $2,048,776 plus depreciation and amortization of $543,907, non–cash interest expense of $82,571, non-cash share based charges of $69,202, provision for doubtful accounts of $754,143, an increase in accounts payable of $27,830 and a decrease in accrued expenses of $48,533.  These sources of cash were offset by non-cash earnings in an unconsolidated subsidiary of $14,203, an increase in deferred income tax asset of $1,314,238 generated by current losses, an increase in accounts receivable of $1,071,240, an increase in prepaid expenses and other current assets of $8,455, an increase in other assets of $4,639 and cash provided by discontinued operations of $677,240.  The Company expects increased cash use in operations as Seven Hills and Capstone receivables increase from the expanded operations.

Cash used in investing activities in the six months ended December 31, 2008 consisted of $1,095,907 in capital expenditures and $38,100 investment in an unconsolidated subsidiary, compared to $779,948 in capital expenditures during the same period last year.  The Company expects lower use of cash in investing activities as the Seven Hills and Capstone build outs are completed.

Cash used in financing activities of $40,928 in the six months ended December 31, 2008 consisted of proceeds from borrowings of $941,307 and proceeds from the issuance of common stock of $19,898 offset by payments on long term debt of $117,707, the acquisition of treasury stock of $499,930 and the use in discontinued operations of $384,496.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of December 31, 2008, accounts receivable from patient care, net of allowance for doubtful accounts, increased 0.8% to $6,525,297 from $6,474,733 on June 30, 2008.  This minimal increase is primarily due to improved collection efforts.  The Company monitors increases in accounts receivable closely and strives to assure that increases in receivables are in line with increases in revenue.  Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  The Company has implemented the Meditech software at all non-residential facilities and begun the implementation process at the Michigan residential facility.  The system is designed to fully integrate the admissions, billing and collections process.  It will assist staff in the timely billing and collection of receivables.  At the same time, the Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

The Company expects to experience continued net cash used in operating activities over the next quarter until Seven Hills completes CMS accreditation and Capstone Academy is fully occupied.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2008 are as follows (in thousands):

YEAR ENDING December 31,	TERM NOTES		CAPITAL LEASES		OPERATING LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2009	$654	$18	$122	$43	$3,299	$4,136
2010	1,050	14	109	14	2,886	4,073
2011	48	10	76	3	2,353	2,490
2012	53	5	--	--	2,116	2,174
2013	30	1	--	--	1,945	1,976
2014	--	--	--	--	8,316	8,316
Thereafter	--	--	--	--	--	--
Total	$1,835	$48	$307	$60	$20,915	$23,165

*   Total does not include the amount due under the revolving credit note of $1,124,319.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $1,602,143 at December 31, 2008, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at Prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of December 31, 2008 the Company had $422,857 available under the term loan.

The revolving credit note carries interest at Prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of December 31, 2008 was $1,124,319.  For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.5%.

This agreement was amended on June 13, 2007 to modify the terms of the agreement.  Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable.  Interest is payable monthly at Prime (3.25% at December 31, 2008) plus 0.25%, but not less than 4.75%.  The amended term of the agreement is for two years, renewable for two additional one year terms.  Upon expiration, all remaining principal and interest are due.  The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC.

 For the quarter ended December 31, 2008, the Company was not in compliance with its long term debt covenants related to Earnings before Interest, Taxes, Depreciation and Amortization.  These covenants are based on the Company's projection using an equally distributed average of the Companyu's annual projections, which we failed to meet for the quarter ended December 31, 2008.  CapitalSource, the Company's lender, has provided the Company with a waiver of the covenants for the period.

On February 5, 2009, the Company signed the first amendment to the amended and restated revolving credit, term loan and security agreement with its primary lender to increase availability under its revolving credit line for the next six months or until the Pivotal sale is complete (the “overline”).  The interest rate on this overline is Prime plus 3.25% with an origination fee of $25,000.  The agreement increases the percentage of receivables available for borrowing and provides for additional availability of $200,000.

    Off Balance Sheet Arrangements

The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

   Litigation

During the quarter ended December 31, 2008, the litigation involving the Company and a terminated employee was resolved through binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000.  In the calculation of the amount awarded, the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney has recommended an appeal, which the Company intends to pursue.  Since the Company intends to appeal this decision and the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements.

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

•
Continued losses from operations may require the Company to borrow at higher interest rates.  As of December 31, 2008 the Company borrowed to the maximum availability on its revolving credit line and only a minimum amount is available on our current term loan.  The request for an overline on either financing instrument would bring additional fees and higher interest rates based on the current market and our current losses from operations.  If our current lender is unable or unwilling to extend additional credit the Company may be forced to borrow from another source at a higher rate.

Operating Risk

•
Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,525,297 at December 31, 2008, $6,474,733 at June 30, 2008 and $6,559,387 at June 30, 2007.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at December 31, 2008 and June 30, 2008, respectively, and Bad Debt Expense for the six months ended December 31, 2008 and the year ended June 30, 2008:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

December 31, 2008	$8,908,123	$2,382,826	$754,143
June 30, 2008	8,705,104	2,230,371	1,311,431

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

Change in Internal Controls

During the three months ended December 31, 2008, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                      Repurchase of Treasury Stock

During the Quarter the Company purchased equity securities as follows:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share

October 1, 2008 – October 31, 2008	25,000		$1.94

November 1, 2008 – November 30, 2008	50,000		$1.35

December 1, 2008 – December 31, 2008	200,000	*	$1.46

*  This purchase of 200,000 shares was made from a beneficial owner of the stock at the current market price at the time of the agreement.  See the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2008 for additional details regarding this transaction.

Item 4.                       Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on December 18, 2008.  In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management’s nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the shareholders voted to ratify the selection of BDO Seidman, LLP, Registered Public Accounting firm, to audit the Company’s books and records for the fiscal year ending June 30, 2009.  No other matters were brought before the shareholders.  The following table provides the total vote information on each matter voted upon during the 2008 annual meeting:

DIRECTOR VOTE	FOR	WITHHELD	UNVOTED
Class A Directors
Donald E. Robar	16,140,825	568,556	2,664,869
Howard W. Phillips	16,162,590	546,791	2,664,869

Class A Directors
Bruce A. Shear	725,941	--	49,139
William F. Grieco	725,941	--	49,139
David E. Dangerfield	725,941	--	49,139

PROPOSAL VOTE	FOR	AGAINST	ABSTAINED

To ratify the selection of BDO Seidman, LLP	19,834,243	404,843	--

Item 6.                      Exhibits

Exhibit List

Exhibit No.	Description

10.30
Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, PHC, Inc. d/b/a Pioneer Behavioral Health, Pivotal Research Centers, Inc. and Pivotal Research Centers, LLC.

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

PHC, Inc.
Registrant

Date: February 17, 2008	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: February 17, 2008	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer