Form 10-Q/A
period 2009-04-30
PHC INC /MA/
filed 2009-04-30
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
(Check one):

Large accelerated filer ________	Accelerated filer ________

Non accelerated filer _________	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ____  No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of February 1, 2009:

Class A Common Stock	19,136,609
Class B Common Stock	775,080

--1--

PHC, Inc.

Explanatory Note

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Signatures

--2--

Explanatory Note

This amendment to the Company’s report on Form 10-Q for the fiscal quarter ended December 31, 2008, filed with the Securities and Exchange Commission (the “Commission”) on February 17, 2009, is being filed in response to correspondence received from the Commission on April 16, 2009 requesting further information and clarification in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the impact of start-up operations relating to Seven Hills Hospital and the ramping up of Capstone Academy.  We have provided such further information and clarification and have also expanded our disclosure in Liquidity and Capital Resources to outline future cash flow expectations with regard to operations and potential resources for such cash in view of current negative cash flows from operations.

This Form 10-Q/A does not amend, update or change any other items or any other disclosure in the Original Report or reflect events that occurred after the date of the Original Report.  Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

--3--

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
--4--

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

--5--

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

--6--

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

--7--

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
--8--

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

--9--

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

The opening of Seven Hills Hospital and the ramping up of Capstone Academy had a material negative impact on the results of operations for the six months ended December 31, 2008 as facilities are required to be fully operational and, in some cases units fully staffed in order to be considered for licensure and accreditation.  These increased costs are reflected in our increased administrative and patient care expenses noted above with minimal related increases in revenue.  The start-up of these facilities, in addition to having a negative impact on operations, also has a negative impact on cash flow from increased receivables as collections are subject to the usual delay in payment experienced in all health care receivables.  In anticipation of this negative cash flow the Company expanded it’s availability under its term loan in June 2007 to provide cash flow during the start-up phase.  Due to general economic conditions the effects of these start-up activities have impacted operations and cash flow longer than anticipated but the Company has made provisions to secure additional financing, as outlined under Note L – “Subsequent events” in this report, to assure adequate cash in the short term as we await the final closing on the sale of Pivotal which will provide longer term cash relief.

Although general economic conditions have made maintaining and growing revenues a challenge, the Company believes its plans for addressing and replacing any lost revenue through negotiated rate increases, combining operations, cutting expenses and temporarily modifying its growth plan are sound and therefore; the Company does not believe there are any trends or events, except as noted above , that will have a material impact on the Company’s Revenues or Net Income.

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $1,008,061 for the six months ended December 31, 2008 compared to $2,583,180 provided by operating activities for the six months ended December 31, 2007.  Cash flow used in operations in the six months ended December 31, 2008 consists of net loss of $2,048,776 plus depreciation and amortization of $543,907, non–cash interest expense of $82,571, non-cash share based charges of $69,202, provision for doubtful accounts of $754,143, an increase in accounts payable of $27,830 and a decrease in accrued expenses of $48,533.  These sources of cash were offset by non-cash earnings in an unconsolidated subsidiary of $14,203, an increase in deferred income tax asset of $1,314,238 generated by current losses, an increase in accounts receivable of $1,071,240, an increase in prepaid expenses and other current assets of $8,455, an increase in other assets of $4,639 and cash provided by discontinued operations of $677,240.  The Company expected increased cash used in operations as Seven Hills and Capstone receivables increased from the expanded operations.   This increase in receivables from the new operations is expected to decrease during the quarter ending June 30, 2009 as the normal insurance payments are processed and collection efforts begin to show results .

--10--

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
--11--

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

--12--

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

--13--

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHC, Inc.
Registrant

Date: April 30, 2009	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: April 30, 2009	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer

--14--