Form 10-Q
period 2009-04-03
PHC INC /MA/
filed 2009-05-15
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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
Yes X                      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes ___                  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __________	Accelerated filer __________

Non accelerated filer __________	Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___                  No X
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of May 4, 2009:

Class A Common Stock	19,285,804
Class B Common Stock	775,080

PHC, Inc.

PART I.             FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2009 (unaudited) and June 30, 2008

Condensed Consolidated Statements of Operations (unaudited) - Three and nine months ended March 31, 2009 and March 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended March 31, 2009 and March 31, 2008

Notes to Condensed Consolidated Financial Statements – March 31, 2009

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Item 4T.   Controls and Procedures

PART II.            OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.     Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,036,167	$3,142,226
Accounts receivable, net of allowance for doubtful accounts of $2,505,228 at March 31, 2009 and $2,230,371 at June 30, 2008	6,673,042	6,439,733
Prepaid expenses	484,938	491,503
Prepaid income taxes	416,827	269,074
Other receivables and advances	580,237	623,295
Deferred income tax asset – current	2,435,157	967,999
Assets held for sale – Pivotal	--	5,313,993
Total current assets	13,626,368	17,247,823
Restricted cash	512,197	--
Accounts receivable, non-current	35,000	35,000
Other receivables	59,007	71,889
Property and equipment, net	4,910,290	4,382,421
Deferred income tax asset – non-current	472,000	528,840
Deferred financing costs, net of amortization of $399,807 and $286,413 at March 31, 2009 and June 30, 2008	372,435	470,829
Goodwill	969,098	969,098
Other assets	2,537,228	2,784,965
Total assets	$23,493,623	$26,490,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,698,694	$1,318,421
Current maturities of long-term debt	654,553	651,379
Revolving credit note	993,019	977,203
Current portion of obligations under capital leases	106,973	170,285
Accrued payroll, payroll taxes and benefits	1,615,910	1,528,640
Accrued expenses and other liabilities	1,470,414	1,434,983
Liabilities held for sale – Pivotal	--	1,128,470
Total current liabilities	6,539,563	7,209,381
Long-term debt, net of current maturities	500,255	393,705
Obligations under capital leases	159,203	229,274
Total liabilities	7,199,021	7,832,360
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,836,793 and 19,806,147 shares issued at March 31, 2009 and June 30, 2008, respectively	198,368	198,061
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,080 and 775,672 issued and outstanding at March 31, 2009 and June 30, 2008, respectively, each convertible into one share of Class A common stock	7,751	7,757
Additional paid-in capital	27,580,964	27,388,821
Treasury stock, 550,989 and 387,698 shares of Class A common stock at March 31, 2009 and June 30, 2008, respectively, at cost	(1,041,844)	(685,916)
Accumulated deficit	(10,450,637)	(8,250,218)
Total stockholders’ equity	16,294,602	18,658,505
Total liabilities and stockholders’ equity	$23,493,623	$26,490,865

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Patient care, net	$11,106,894	$10,181,394	$31,772,332	$30,483,943
Contract support services	899,275	1,157,994	2,946,058	3,411,223
Total revenues	12,006,169	11,339,388	34,718,390	33,895,166
Operating expenses:
Patient care expenses	6,167,572	5,675,813	18,232,036	16,444,479
Cost of contract support services	718,979	894,866	2,318,263	2,521,085
Provision for doubtful accounts	413,077	204,203	1,167,220	968,771
Administrative expenses	4,609,001	3,847,632	14,181,365	11,257,465
Total operating expenses	11,908,629	10,622,514	35,898,884	31,191,800

Income (loss) from operations	97,540	716,874	(1,180,494)	2,703,366

Other income (expense):
Interest income	39,553	62,589	135,028	147,628
Other income	43,680	8,631	99,422	41,202
Interest expense	(168,705)	(91,153)	(346,653)	(307,906)

Total other income (expense), net	(85,472)	(19,933)	(112,203)	(119,076)

Income (loss) before taxes	12,068	696,941	(1,292,697)	2,584,290
Income tax (benefit) provision	4,680	90,117	(501,373)	829,181

Income (loss) from continuing operations	7,388	606,824	(791,324)	1,755,109

Discontinued operations – net of tax benefit of $100,760 and $892,784 for the three months and nine months ended March 31, 2009 respectively - Pivotal	(159,031)	(450,789)	(1,409,095)	(317,231)
Net income (loss) applicable to common shareholders	$(151,643)	$156,035	$(2,200,419)	$1,437,878

Basic net income (loss) per common share
Continuing operations	$0.00	$0.03	$(0.04)	$0.09
Discontinued operations	(0.01)	(0.02)	(0.07)	(0.02)
	$(0.01)	$0.01	$(0.11)	$0.07

Basic weighted average number of shares outstanding	20,017,703	20,188,228	20,109,622	20,160,501

Diluted net income (loss) per common share
Continuing operations	$0.00	$0.03	$(0.04)	$0.09
Discontinued operations	(0.01)	(0.02)	(0.07)	(0.02)
	$(0.01)	$0.01	$(0.11)	$0.07

Diluted weighted average number of shares outstanding	20,017,703	20,477,709	20,109,622	20,479,500

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	(2,200,419)	1,437,878
Net (loss) income from discontinued operations	(1,409,095)	(317,231)
Net (loss) income from continuing operations	$(791,324)	$1,755,109
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	857,942	648,431
Non-cash interest expense	121,178	115,560
Deferred income tax expense	(1,410,318)	751,786
Earnings of unconsolidated subsidiary	(20,662)	265
Non-cash stock based compensation	126,849	339,211
Non-cash (Gain ) loss on disposal of discontinued operations	(161,418)	--
Provision for doubtful accounts	1,167,220	968,771
Changes in:
Accounts receivable and other receivable	(1,344,589)	(837,431)
Prepaid expenses and other current assets	(141,188)	115,492
Other assets	(462,232)	(449,099)
Accounts payable	380,273	(128,709)
Accrued expenses and other liabilities	122,701	(192,490)
Net cash (used in) provided by continuing operations	(1,555,568)	3,086,896
Net cash provided by (used in) discontinued operations	451,518	(169,337)
Net cash (used in) provided by operating activities	(1,104,050)	2,917,559

Cash flows from investing activities:
Acquisition of property and equipment	(1,211,985)	(828,944)
Proceeds from the sale of Pivotal assets	3,000,000	--
Equity investment in unconsolidated subsidiary	38,149	(700,000)
Construction in progress	--	(276,062)
Net cash provided by (used in) investing activities of continuing operations	1,826,164	(1,805,006)
Net cash provided by investing activities of discontinued operations	74,314	5,503
Net cash provided by (used in) investing activities	1,900,478	(1,799,503)

Cash flows from financing activities:
Revolving debt, net	8,032	(455,004)
Proceeds from borrowings on long term debt	--	(8,270)
Principal borrowings (payments) on long term debt	(38,659)	431,577
Proceeds from issuance of common stock	32,645	114,725
Purchase of treasury stock	(522,978)	(430,966)
Net cash (used in) financing continuing operations	(520,960)	(347,938)
Net cash used in financing discontinued operations	(381,527)	(577,183)
Net cash (used in) financing activities	(902,487)	(925,121)

Net (decrease) increase in cash and cash equivalents, continuing operations	(250.364)	933,952
Net increase (decrease) in cash and cash equivalents, discontinued operations	144,305	(741,017)
Net (decrease) increase in cash and cash equivalents	(106,059)	192,935
Beginning cash and cash equivalents	3,142,226	3,307,892
Ending cash and cash equivalents	$3,036,167	$3,500,827

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	For the Nine Months Ended March 31,
	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$247,102	$200,631
Income taxes	272,457	360,326
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of 170,941 treasury shares valued at $167,050 in payment of Note C Pivotal earn-out debt	$200,000	$--
Issuance of common stock in a cashless exercise of options	--	407
Obligations under capital leases	--	247,607

See Notes to Condensed Consolidated Financial Statements

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Note A - The Company

PHC, Inc. (the “Company”) is incorporated in the state of Massachusetts.  The Company is a national health care company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services.   Until the sale of the Company’s research division on March 13, 2009, effective as of February 28, 2009, the Company also conducted pharmaceutical research studies. The Company primarily operates under four business segments:

Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and ten psychiatric treatment locations which include Harbor Oaks Hospital, a 70-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 56-bed psychiatric hospital dedicated to adjudicated juveniles located in Detroit, Michigan and eight outpatient behavioral health locations (one in Chesterfield Township, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada operating as Harmony Healthcare, three operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area, and one in Monroeville, PA operates as Wellplace).

Pharmaceutical study service provided through three clinical study sites: two in Arizona, in Peoria and Mesa, and one in Midvale, Utah until February 2009.  These research sites conducted studies of the effects of specified pharmaceuticals on a controlled population through contracts with major manufacturers of the pharmaceuticals. All of the Company’s research sites operated as Pivotal Research Centers;

Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads, and a call center contract with the State of Michigan. The call centers both operate under the brand name Wellplace; and

Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2008 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The accompanying financial statements should be read in conjunction with the June 30, 2008 consolidated financial statements and footnotes thereto included in the Company’s 10-K filed on September 30, 2008.

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

Prior to the sale of the Company’s research division, pharmaceutical study revenue was recognized only after a pharmaceutical study contract was awarded and the patient was selected and accepted based on study criteria and billable units of service were provided.  Where a contract required completion of the study by the patient, no revenue was recognized until the patient completed the study program.  All revenues and receivables from our research division were derived from pharmaceutical companies with no related bad debt allowance.  The results of operations for the research division are shown as discontinued operations on the accompanying statements of operations.

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

The Company follows the provisions of SFAS No. 123 (revised 2004, “Share Based Payment”) (“SFAS No. 123R”).  Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted.  Any income tax benefit related to stock compensation will be shown under the financing section of the statement of Cash Flows.  Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of SFAS 123R, the Company recorded $56,283 and $87,786 of stock-based compensation on its consolidated condensed statement of income for the three months ended March 31, 2009 and 2008, respectively, and $151,978 and $294,827 for the nine months ended March 31, 2009 and 2008 respectively.  In addition, the Company recorded a recovery of previously charged compensation of $47,797 for the three months ended September 30, 2008.

The Company had the following activity in its stock option plans for the nine months ended March 31, 2009:
	Number Of Shares	Weighted-Average Exercise Price Per Share	Intrinsic Value At March 31, 2009

Balance – June 30, 2008	1,247,000	$2.17
Granted	283,750	$1.36
Exercised	(24,000)	$1.12
Expired	(10,125)	$2.70
Balance – March 31, 2009	1,496,625	$2.03	$17,320.00

Exercisable	1,018,057	$2.04	$17,320.00

The total intrinsic value of the options exercised during the nine months ended March 31, 2009 was $8,536.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended March 31, 2009.

	Number Of Shares	Weighted- Average Fair Value

Nonvested at July 1, 2008	418,758	$0.64
Granted	283,750	$0.71
Expired	(10,125)	$0.53
Vested	(213,815)	$0.63
Nonvested at March 31, 2009	478,568	$0.68

The remaining compensation cost related to the fair value of these shares of $262,500 will be recognized when these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.    There were no options granted during the three months ended March 31, 2009.  The weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2008 was $1.21 and the weighted-average fair value of the options granted for the nine months ended March 31, 2009 and March 31, 2008 was $.71 and $1.37, respectively, using the following assumptions:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008

Average risk-free interest rate	--	4.00%	4.00%	4.00%
Expected dividend yield	--	None	None	None
Expected life	--	5 years	6.06 years	5.83 years
Expected volatility	--	44.0%	50.24%	44.0%

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

Note D- Discontinued Operations

During the quarter ended March 31, 2009, the Company sold the assets of its research division, Pivotal Research Centers, Inc. (“Pivotal”), a Delaware corporation, for $3,000,000, to Premier Research International, LLC (“Premier”) a Delaware limited liability company.  The other parties to the Agreement included Premier Research Arizona, LLC, a Delaware limited liability company and wholly-owned subsidiary of Premier, and Pivotal Research Centers, LLC, an Arizona limited liability company.  See the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009 for additional details regarding this transaction.

The following table summarizes the discontinued operations for the periods presented:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008

Revenue	$401,875	$803,540	$2,364,969	$3,456,744
Operating Expenses	$661,666	$1,245,417	$4,666,848	$3,691,968

Loss before taxes	$(259,791)	$(441,877)	$(2,301,879)	$(235,224)
Income tax (benefit) provision	$(100,760)	$8,912	$(892,784)	$82,007

Net income (loss) from discontinued operations	$(159,031)	$(450,789)	$(1,409,095)	$(317,231)

The following table summarizes the Assets and Liabilities held for sale as presented:

	As of
	March 31, 2009	June 30, 2008

Cash	$--	$190,162
Accounts receivable	--	2,102,347
Property and equipment	--	74,314
Intangible assets	--	2,748,277
Other assets	--	198,893
Total Assets held for sale	$--	$5,313,993

Accounts payable	$--	$162,660
Deferred revenue	--	54,242
Accrued expenses	--	197,846
Other liabilities	--	713,722
Total Liabilities held for sale	$--	$1,128,470

Note E- Reclassifications

Certain March 31, 2008 amounts have been reclassified to be consistent with the March 31, 2009 presentation.

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

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total

For the three months ended March 31, 2009

Revenue–external Customers	$11,106,894	$--	$899,275	$--	$--	$12,006,169
Revenues – intersegment	858,250	--	--	1,357,150	(2,215,400)	--
Segment net income (loss)	947,549	--	180,315	(1,279,507)	--	(151,643)
Capital expenditures	113,320	--	1,229	1,529	--	116,078
Depreciation & amortization	236,745	--	23,864	53,426	--	314,035
Interest expense	62,544	--	--	106,161	--	168,705
Income tax (benefit) expense	--	--	--	4,680	--	4,680

For the three months ended March 31, 2008
Revenue–external customers	$10,181,394	$--	$1,157,994	$--	$--	$11,339,388
Revenues – intersegment	111,950	--	--	1,107,645	(1,219,595)	--
Segment net income (loss)	1,492,552	(450,789)	257,854	(1,143,582)	--	156,035
Capital expenditures	89,738	--	1,713	3,964	--	95,415
Depreciation & amortization	137,071	--	29,754	73,969	--	240,794
Interest expense	43,306	--	235	47,612	--	91,153
Income tax expense	76,253	--	6,932	6,932	--	90,117

For the nine months ended March 31, 2009
Revenue–external Customers	$31,772,332	$--	$2,946,058	$--	$--	$34,718,390
Revenues – intersegment	2,200,400	--	--	4,134,350	(6,334,750)	--
Segment net income (loss)	1,454,842	(1,208,064)	627,861	(3,075,058)	--	(2,200,419)
Capital expenditures	1,196,570	--	5,092	10,323	--	1,211,985
Depreciation & amortization	629,028	--	76,703	152,211	--	857,942
Interest expense	154,629	--	20	192,004	--	346,653
Income tax (benefit) expense	--	--	--	(501,373)	--	(501,373)
Identifiable assets	13,607,112	--	253,650	9,632,861	--	23,493,623
Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note F – Business Segment Information (continued)

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total
For the nine months ended March 31, 2008
Revenue–external customers	$30,483,943	$--	$3,411,223	$--	$--	$33,895,166
Revenues – intersegment	316,950	--	--	3,196,845	(3,513,795)	--
Segment net income (loss)	4,596,258	(317,231)	832,575	(3,673,724)	--	1,437,878
Capital expenditures	989,820	--	18,530	96,656	--	1,105,006
Depreciation & amortization	401,221	--	87,731	159,479	--	648,431
Interest expense	161,009	--	2,018	144,879	--	307,906
Income tax expense	701,615	--	63,783	63,783	--	829,181

At June 30, 2008
Identifiable assets	11,903,346	5,313,993	504,705	8,768,821	--	26,490,865
Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note G – Debt covenants

For the quarter ended March 31, 2009, the Company was not in compliance with its long term debt covenants related to Earnings Before Interest, Taxes, Depreciation and Amortization.  These covenants are based on the Company’s projections using an equally distributed average of the Company’s annual projections including Pivotal, which we failed to meet for the quarter ended March 31, 2009.  CapitalSource, the Company’s lender, has provided the Company with a waiver of this covenant for the period.
Note H – Income Tax

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

Tax years 2004-2007 remain open to examination by the major taxing authorities to which we are subject.

Note I - Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share; however, since the Company experienced a net loss for the three months and nine months ended March 31, 2009, no additional common stock equivalents related to options or warrants were included since they would have been anti-dilutive.  For the three months and nine months ended March 31, 2008, all dilutive common stock equivalents were included in the calculation of diluted earnings per share using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

Three months ended March 31,	Nine months ended March 31,

	2009	2008	2009	2008
Weighted average shares outstanding – basic	20,017,703	20,188,228	20,109,622	20,160,501
Employee stock options	--	270,087	--	298,999
Warrants	--	19,394	--	20,000

Weighted average shares outstanding – fully diluted	20,017,703	20,477,709	20,109,622	20,479,500

Weighted-average options to purchase 1,496,625 shares of class A common stock at exercise prices ranging from $0.22 to $3.35 per share and warrants to purchase 343,000 shares of class A common stock at prices ranging from $3.09 to $3.50 per share that were outstanding during the three months and nine months ended March 31, 2009 were excluded from the computation of earnings per share as these options and warrants would have been diluted based on the Company’s losses during the three months and nine months ended March 31, 2009.

Weighted average options to purchase 640,000 shares of class A common stock at prices ranging from $2.68 to $3.35 per share and warrants to purchase 292,000 shares of class A common stock at prices ranging from $3.09 to $3.50 per share that were outstanding during the three months ended March 31, 2008 and weighted average options to purchase 346,000 shares of class A common stock at prices ranging from $2.83 to $3.35 per share and warrants to purchase 292,000 shares of class A common stock at prices ranging from $3.09 to $3.50 per share that were outstanding during the nine months ended March 31, 2008 were excluded from the computation of diluted earnings per share.  In each of these periods, the exercise prices of these options and warrants exceeded the average market price of our common stock, thereby, causing the effect of such options to be anti-dilutive.

Note J – Restricted Cash

During the quarter ended December 31, 2008, the litigation involving the Company and a terminated employee was resolved through binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company has initiated.  Since the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying balance sheet.

Note K – Equity

During the current quarter the Company 170,941 shares of  Class A repurchased shares,, with an original cost of $167,049.92, to the former owners of Pivotal Research Centers as required by Note C as final payment of the earn-out under the agreement.

Note L - Recent Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board, (“FASB”) ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions.  EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010.  We are currently evaluating the impact that EITF 07-05 will have on our consolidated financial statements.

    In April 2009, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position, or  FSP, No.  141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”),  FSP 141R-1 amends and clarifies Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations”, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency (“pre-acquisition contingency”) if the fair value of that asset or liability can be determined during the measurement period. If the fair value of a pre-acquisition contingency cannot be reasonably determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FSP 141R-1 on our consolidated results of operations and financial condition will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

    In April 2009, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position, or  FSP, No.  141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”),  FSP 141R-1 amends and clarifies Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations”, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency (“pre-acquisition contingency”) if the fair value of that asset or liability can be determined during the measurement period. If the fair value of a pre-acquisition contingency cannot be reasonably determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FSP 141R-1 on our consolidated results of operations and financial condition will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, (“FSP 157-4”).  FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early.  We are currently evaluating the impact that FSP 157-4 will have on our consolidated financial statements.  See below for duscussion of FSP-157-4 and FAS 124-2.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP 115-2 and FAS 124-2”).  FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities.  FSP 115-2 and FAS 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The provisions of ESP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  If early adoption is elected for either FAS 157-4 or FAS 107-1 and APB 28-1, FSP 115-2 and FAS 124-2 must also be adopted early.  We are currently evaluating the impact that FSP 115-2 and FAS 124-2 will have on our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and are subject to the Safe Harbor provisions created by the statute. Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers (collectively called "treatment facilities").  The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients.  The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities.  Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics.  Payor mix is determined by the source of payment to be received for each client being provided billable services.  The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases.  The Company’s internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts.  As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. During the current quarter, the Company completed the sale of the assets of its research division, Pivotal Research Centers, Inc.  As such, the results of operations for this division are shown as discontinued operations on the accompanying statements of operations.  (See the Company’s current report on Form 8-K filed with the U. S. Securities and Exchange Commission on March 16, 2009 for additional information regarding the sale of Pivotal).

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act).  This Act is now law and the target date for implementation is January 1, 2010.  This legislation will improve access to the Company’s programs but its total effect on behavioral health providers has not yet been assessed.   Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.    The current economic conditions continue to challenge the Company’s profitability through increased uninsured patients in our fee for service business and increased utilization in our capitated business, although rate increases for our capitated business effected in the current quarter have improved the results of operations from these revenue sources.

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves, income tax valuation allowances, and the impairment of goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company currently has three “at-risk” contracts.  The contracts call for the Company to provide for all of the inpatient and outpatient behavioral health needs of the insurance carrier’s enrollees in Nevada for a fixed monthly fee per member per month.  Revenues are recorded monthly based on this formula and the expenses related to providing the services under these contracts are recorded as incurred.  The Company provides most of the outpatient care directly and, through utilization review, monitors closely, and pre-approves all inpatient and outpatient services not provided directly.  The contracts are considered “at-risk” because the payments to third-party providers for services rendered could equal or exceed the total amount of the revenue recorded.

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in the nine months ended March 31, 2009 for revenue booked in prior years resulted in an increase in net revenue of approximately $49,100.  Net contractual adjustments recorded in fiscal 2008 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $48,500.

During the fiscal year ended June 30, 2008, a Medicare cost report settlement of $360,588 was received.  No cost report settlements were received or recorded during the three and nine months ended March 31, 2009.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor.  This information is critical in estimating our required allowance for bad debts.  Below is revenue by payor for the three months and nine months ended March 31, 2009 and 2008 and the accounts receivable aging information as of March 31, 2009 and June 30, 2008, for our treatment services segment.

Net Revenue by Payor (in thousands)_

For the Three Months Ended March 31,	For the Nine Months Ended March 31,

	2009				2008				2009				2008
		$		%		$		%		$		%		$		%

Private Pay	$596		5		$470		5		$1,643		5		$1,413		5
Commercial	7,918		71		6,765		66		21,826		69		20,326		67
Medicare *	221		2		182		2		802		3		1,013		3
Medicaid	$2,372		22		$2,764		27		$7,501		23		$7,732		25

Net Revenue	$11,107				$10,181				$31,772				$30,484

* Includes Medicare settlement revenue recorded in fiscal 2008 as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of March 31, 2009
Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$115	$196	$168	$132	$112	$244	$20	$189	$1,176
Commercial	2,367	1,198	255	113	85	177	15	96	4,306
Medicare	32	9	1	--	--	--	--	--	42
Medicaid	948	176	26	11	4	19	--	--	1,184
Total	$3,462	$1,579	$450	$256	$201	$440	$35	$285	$6,708

As of June 30, 2008
Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$544	$72	$45	$58	$56	$235	$107	$263	$1,380
Commercial	1,382	985	746	194	228	183	10	60	3,788
Medicare	38	--	--	1	--	--	--	--	39
Medicaid	1,140	98	5	--	--	25	--	--	1,268
Total	$3,104	$1,155	$796	$253	$284	$443	$117	$323	$6,475

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 58 days as of March 31, 2009 and 68 days at June 30, 2008.  The table below shows the DSO by operating segment for the same periods.

Period	Treatment	Contract
End	Services	Services

03/31/2009	54	57
06/30/2008	59	43

    Contract Services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  The Administrative segment carries no trade receivables.

Prior to the sale of the Company’s research division, pharmaceutical study revenue was recognized only after a pharmaceutical study contract was awarded and the patient was selected and accepted based on study criteria and billable units of service were provided.  Where a contract required completion of the study by the patient, no revenue was recognized until the patient completed the study program.  All revenues and receivables from our research division were derived from pharmaceutical companies with no related bad debt allowance.  The results of operations for the research division are shown as discontinued operations on the accompanying statements of operations.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.  The Company recorded a tax benefit of $501,373 for the nine months ended March 31, 2009 based on the losses incurred in continuing operations.  The Company also recorded a tax benefit of $892,784 based on the losses in discontinued operations for the same nine-month period.

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

In the fiscal year ended June 30, 2008, the Company recorded an impairment loss on the intangible assets of the Company’s research segment of $1,771,000 based on the annual review and valuation of intangible assets.  The Company determined the impairment during the routine annual review of intangible assets of the Company.  The impairment represents the difference between the Company’s carrying value of goodwill and its fair value at June 30, 2008.  The fair value was determined using a combination of approaches including a trading multiple, an acquisition multiple and the income approach.  On additional review, the Company recorded an additional $1,500,000 impairment loss on these intangible assets in the quarter ended December 31, 2008.

Results of Operations

The following table illustrates our consolidated results of operations for the three and nine months ended March 31, 2009 and 2008 (in thousands):
For the Three Months Ended	For the Nine Months ended
March 31	March 31,
2009                      2008                                                                                        2009                                2008
(in thousands)
Statements of Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$12,006	100.0	$11,339	100.0	$34,718	100.0	$33,895	100.0
Cost and Expenses:
Patient care expenses	6,168	51.4	5,676	50.1	18,232	52.5	16,445	48.5
Contract expenses	719	6.0	895	7.9	2,318	6.7	2,521	7.4
Administrative expenses	4,609	38.4	3,847	33.9	14,181	40.8	11,257	33.3
Provision for bad debts	413	3.4	204	1.8	1,167	3.4	969	2.9
Interest expense	168	1.4	91	0.8	347	1.0	308	0.9
Other (income) expenses, net	(83)	(0.7)	(71)	(0.6)	(234)	(0.7)	(189)	(0.6)

Total expenses	11,994	99.9	10,642	93.9	36,011	103.7	31,311	92.4

Income (loss) before income taxes	12	0.1	697	6.1	(1,293)	(3.7)	2,584	7.6

Income tax (benefit) provision	5	0.0	90	0.7	(501)	(1.5)	829	2.4
Income (loss) from continuing operations	7	0.1	607	5.4	(792)	(2.2)	1,755	5.2

Discontinued operations	(159)	(1.3)	(451)	(4.0)	(1,409)	(4.1)	(317)	(1.0)

Net income (loss)	$(152)	(1.2)	$156	1.4	$(2,201)	(6.3)	$1,438	4.2

Results of Operations

Total net revenue from operations increased 5.9% to $12,006,169 for the three months ended March 31, 2009 from $11,339,388 for the three months ended March 31, 2008 and increased 2.4% to $34,718,390 for the nine months ended March 31, 2009 from $33,895,166 for the nine months ended March 31, 2008.  This increase is primarily related to a significant increase in patient care revenue based on rate increases on our capitated contracts and the opening of Seven Hills Hospital.

Net patient care revenue increased 9.1% to $11,106,894 for the three months ended March 31, 2009 from $10,181,394 for the three months ended March 31, 2008 and 4.2% to $31,772,332 for the nine months ended March 31, 2009 from $30,483,943 for the nine months ended March 31, 2008.  This increase in revenue is due primarily to the increase in our capitated contract rates, increased utilization of less costly step-down programs preferred by many insurance carriers over inpatient treatment and the opening of Seven Hills Hospital.

Two key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay.  Increases in the number of patient days result in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately) will usually result in higher profitability.  Therefore, patient census and payor mix are monitored very closely.   Census for the quarter ended March 31, 2009 decreased 0.4% or 55 days for the quarter as a result of the move toward less costly step-down programs by the insurance carriers and lower utilization of the adjudicated residential programs in Michigan.  The Company expects this trend will continue in the short-term but will eventually cause a sharp increase in inpatient treatment for those for whom the lower levels of care do not match the severity of their illness.

Contract support services revenue provided by Wellplace decreased 22.3% to $899,275 for the three months ended March 31, 2009 compared to $1,157,994 for the three months ended March 31, 2008 and 13.6% to $2,946,058 for the nine months ended March 31, 2009 from $3,411,223 for the nine months ended March 31, 2008. This decrease is due to the expiration of the Company’s smoking cessation contract with a government contractor.   The Company currently has a bid to continue and expand the contract should the contractor decide to continue the program.  The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and Smoking Cessation programs.

Patient care expenses in our treatment centers increased 8.7% to $6,167,572 for the three months ended March 31, 2009 from $5,675,813 for the three months ended March 31, 2008 and 10.9% to $18,232,036 for the nine months ended March 31, 2009 from $16,444,479 for the nine months ended March 31, 2008.  This increase in expenses is due to the opening of Seven Hills Hospital and Capstone Academy and higher utilization under the capitated contracts.  The majority of the increases in expenses relate to direct care expenses such as payroll, taxes, consultant services and contract expenses which includes payment to unrelated facilities for bed days under the contract that we are unable to provide internally.  Payroll and payroll related expenses increased 14.9% to $4,922,265 for the three months ended March 31, 2009 from $4,284,695 for the same period a year ago and 16.5% to $14,347,580 for the nine months ended March 31, 2009 as compared to $12,318,911 for the same period a year ago.  Contract expenses related to the capitated contracts increased 82.0% to $1,378,853 for the three months ended March 31, 2009 as compared to $757,483 for the same period a year ago and 51.6% to $3,579,124 for the nine months ended March 31, 2009 from $2,360,794 for the same period a year ago.  Pharmacy expense increased 2.1% to $184,281 for the three months ended March 31, 2009 as compared to $180,525 for the same period a year ago and 38.0% to $664,597 for the nine months ended March 31, 2009 from $481,597 for the same period a year ago.  Food and dietary expense increased 1.5% to $209,657 for the three months ended March 31, 2009 as compared to $206,477 for the same period a year ago and 17.8% to $729,063 for the nine months ended March 31, 2009 from $618,767 for the same period a year ago.  Laundry expense increase 34.5% to $37,477 for the three months ended March 31, 2009 as compared to $27,863 for the same period a year ago and 37.3% to $97,289 for the nine months ended March 31, 2009 from $70,861 for the same period a year ago  The majority of these increases are attributable to the new operations at Seven Hills Hospital which opened in the fourth fiscal quarter of last year and expenses related to Capstone Academy which opened January 1, 2009.

Contract support services expenses decreased 19.7% to $718,979 for the three months ended March 31, 2009 from $894,866 for the three months ended March 31, 2008 and 8.0% to $2,318,263 for the nine months ended March 31, 2009 from $2,521,085 for the nine months ended March 31, 2008.  This decrease is primarily the result of the expiration of the previously mentioned smoking cessation contract, which eliminated staff and administrative expenses including software maintenance to support the contract.

   Administrative expenses increased 19.8% to $4,609,001 for the three months ended March 31, 2009 from $3,847,632 for the three months ended March 31, 2008 and 26.0% to $14,181,365 for the nine months ended March 31, 2009 from $11,257,465 for the nine months ended March 31, 2008.  For both the three month and the nine months ended March 31, 2009, these changes are a result of the increased administrative payroll and employee benefits related to the opening of Seven Hills Hospital in Las Vegas and Capstone Academy in Michigan.  Administrative payroll increased 3.0% and 10.5% for the three months and nine months ended March 31, 2009, respectively.  Rent expense increased 121.5% and 111.7% for the three months and nine months ended March 31, 2009, respectively as we began paying rent on Seven Hills Hospital and Capstone Academy.  All other general facilities expenses increased as we opened Seven Hills in the fourth quarter of last year and Capstone Academy in the current quarter.  Consultant fees increased 85.5% and 140.9% for the three months and nine months ended March 31, 2009, respectively as we engaged outside firms to assist with the accreditation process at Seven Hills Hospital.

Provision for doubtful accounts increased 102.3% to $413,077 for the three months ended March 31, 2009 from $204,203 for the three months ended March 31, 2008 and increased 20.5% to $1,167,220 for the nine months ended March 31, 2009 from $968,771 for the nine months ended March 31, 2008.  The Company’s policy is to maintain reserves based on the age of its receivables.  This increase in the provision for doubtful accounts is largely attributable to the increased receivables of Seven Hills Hospital and the slow processing of payments for them as a new provider and the utilization of the allowance of $892,508 against accounts receivable.

Interest income decreased 36.8% to $39,553 for the three months ended March 31, 2009 from $62,589 for the three months ended March 31, 2008 and 8.5% to $135,028 for the nine months ended March 31, 2009 from $147,628 for the nine months ended March 31, 2008.  This decrease is a result of decreased balances in our short term investment accounts as the new operations tighten our cash flow.

Other income / expense increased 406.1% to $43,680 for the three months ended March 31, 2009 from $8,631 for the three months ended March 31, 2008 and 141.3% to $99,422 for the nine months ended March 31, 2009 from $41,202 for the nine months ended March 31, 2008.  This increase is primarily due to the earnings recorded by Seven Hills from its investment in the Seven Hills Psych Center, LLC, the earnings recorded by Harmony from its investment in Behavioral Health Partners, LLC and income recorded for the receipt of government funds for the set up of educational services at Capstone Academy.

Interest expense increased 85.1% to $168,705 for the three months ended March 31, 2009 from $91,153 for the three months ended March 31, 2008 and 12.6% to $346,653 for the nine months ended March 31, 2009 from $307,906 for the nine months ended March 31, 2008.  This increase is primarily the result of higher utilization of the term loan and fees paid on the advances made over our available credit “overline” provided to eliminate short-term cash shortages generated by the opening of Seven Hills Hospital and Capstone Academy.  The overline and term loan advance were paid back with normal increases in cash flow and some of the cash received from the sale of the research division mentioned above.

The Company’s income tax benefit of $501,373 for the nine months ended March 31, 2009 is based on the losses incurred during the nine months based on an estimated combined tax rate of approximately 37% for both Federal and State taxes.  If this estimate is found to be high or low, adjustments will be made in the period of determination.

The opening of Seven Hills Hospital and Capstone Academy had a material negative impact on the results of operations for the nine months ended March 31, 2009 as facilities are required to be fully operational and, in some cases units fully staffed in order to be considered for licensure and accreditation.  These increased costs are reflected in our increased administrative and patient care expenses noted above with minimal related increases in revenue.  The start-up of these facilities, in addition to having a negative impact on operations, also has a negative impact on cash flow from increased receivables as collections are subject to the usual delay in payment experienced in all health care receivables.  In anticipation of this negative cash flow the Company expanded it’s availability under its term loan in June 2007 to provide cash flow during the start-up phase.  Due to general economic conditions the effects of these start-up activities have impacted operations and cash flow longer than anticipated but the Company  made provisions to secure additional financing through the revolving overline and related party borrowing during the quarter to assure adequate cash in the short-term.  Since then, the sale of Pivotal has provided funds to decrease our loan balances and be assured of adequate available cash while we secure CMS approval for Seven Hills Hospital and build census at Capstone Academy.

Although general economic conditions have made maintaining and growing revenues a challenge, the Company believes its plans for addressing and replacing any lost revenue through negotiated rate increases, combining operations, cutting expenses through pay decreases and renegotiating leases and other vendor contracts and temporarily modifying its growth plan are sound, therefore; the Company does not believe there are any trends or events, except as noted above, that will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Company‘s net cash used in operating activities was $1,104,050 for the nine months ended March 31, 2009 compared to $2,917,559 provided by operations for the nine months ended March 31, 2008.  Cash flow used in operations in the nine months ended March 31, 2009 consists of net loss of $791,324 offset by non-cash activity including depreciation and amortization of $857,942, non–cash interest expense of $121,178, non-cash share based charges of $126,849, deferred tax expense of $1,410,318, provision for doubtful accounts of $1,167,220 and a decrease in prepaid expenses and other current assets of $141,188 offset by an increase in accounts receivable of $1,344,589, a decrease in other assets of $462,232, a non-cash gain from unconsolidated subsidiaries of $20,662 further offset by an increase in accounts payable of $380,273 and an increase in accrued expenses and other liabilities of $122,701 and cash provided by discontinued operations of $451,518.

Cash provided by investing activities of $1,900,478 in the nine months ended March 31, 2009 consisted of $1,211,985 in capital expenditures and, $38,149 investment in an unconsolidated subsidiary,  $74,314 in cash from discontinued operations, and $3,000,000 from the sale of Pivotal, compared to cash used in investing operations of $1,799,503 for the nine months ended March 31, 2008 consisting of $828,944 in capital expenditures, $700,000 in investment in an unconsolidated subsidiary and $276,062 invested in construction in progress of our new facility at Seven Hills and $5,503 cash from discontinued operations.

Cash used in financing activities of $902,487 in the nine months ended March 31, 2009 was the result of the purchase of 334,232 shares of treasury stock for $522,978 and repayment of $30,627 on the Company’s long-term debt offset by $32,645 received for the issuance of common stock and the use of $381,527 in discontinued operations.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of March 31, 2009, accounts receivable from patient care, net of allowance for doubtful accounts, increased 3.6% to $6,708,042 from $6,474,733 on June 30, 2008.  This minimal increase is due to increased revenue from patient care and improved collection efforts.  The Company monitors increases in accounts receivable closely and strives to assure that increases in receivables are in line with increases in revenue.  Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and generally resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  The Company has implemented the Meditech software at all non-residential facilities.  The system is designed to fully integrate the admissions, billing and collections processes.  It assists staff in the timely billing and collection of receivables.  At the same time the Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

The Company expects to experience continued cash used in operating activities over the next quarter until Seven Hills completes CMS accreditation and Capstone Academy is fully occupied.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2009 are as follows (in thousands):

YEAR ENDING March 31,	TERM NOTES		CAPITAL LEASES *		OPERATING LEASES	TOTAL**
	Principal	Interest	Principal	Interest
2010	$655	$17	$107	$22	$3,446	$4,247
2011	381	13	111	11	2,887	3,403
2012	49	9	48	1	2,552	2,659
2013	54	4	--	--	2,221	2,279
2014	16	--	--	--	2,167	2,183
Thereafter	--	--	--	--	9,186	9,186
Total	$1,155	$43	$266	$34	$22,459	$23,957

** Total does not include the amount due under the revolving credit note of $993,019.  This amount represents amounts advanced on the accounts receivable funding described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries, other than Pivotal Research Centers, Inc, is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $935,000 at March 31, 2009, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000.  In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of class A common stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of March 31, 2009 the Company had $1,015,000 available under the term loan.

The revolving credit note carries interest at prime plus .25%, but not less than 4.75% paid through lock box payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms through June 2012.  The balance on the revolving credit agreement as of March 31, 2009 was $993,019.  For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of March 31, 2009 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan for the nine months ended March 31, 2009, which includes the amortization of deferred financing costs related to the financing of the debt, was 8.18%.

On February 5, 2009, the Company signed the first amendment to the amended and restated revolving credit term loan and security agreement as outlined above, to increase availability under its revolving credit line for six months or until the Pivotal sale was complete (the “overline”).  The interest rate on the overline was Prime plus 3.25% with an origination fee of $25,000.  In addition to increasing the availability for borrowing as noted above, it provided for an additional availability of $200,000 as part of this short-term borrowing.  This overline was paid in full from operations prior to the closing of Pivotal.

In addition to the above overline, during the quarter ended March 31, 2009, the Company’s Board of Directors voted by unanimous written consent to allow short-term borrowing from related parties up to a maximum of $500,000, with an annual interest rate of 12% and a 2% origination fee.  The Company utilized this funding during the quarter for a total of $275,000.  This amount was paid in full prior to the end of the quarter.

For the quarter ended March 31, 2009, the Company was not in compliance with its long term debt covenants related to Earnings Before Interest, Taxes, Depreciation and Amortization.  These covenants were based on the Company’s projections using an equally distributed average of the Company’s annual projections including Pivotal, which we failed to meet for the quarter ended March 31, 2009.  CapitalSource, the Company’s lender, has provided the Company with a waiver of the covenants for the period.

Off Balance Sheet Arrangements

The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

        Litigation

During the quarter ended December 31, 2008, the litigation involving the Company and a terminated employee was resolved through binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company has initiated.  Since the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying balance sheet.

    The Company is subject to various claims and legal action that arise in the ordinary course of business.  In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse affect on its financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:
●	Differences in actual and estimated earnings and cash flows;
●	Operating results differing from analysts’ estimates;
●	Changes in analysts’ earnings estimates;
●	Quarter-to-quarter variations in operating results;
●	Changes in market conditions in the behavioral health care industry;
●	Changes in general economic conditions; and
●	Fluctuations in securities markets in general.

Financial Risk
●
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense fluctuate with changes in the prime rate. On this debt, each 25 basis point increase or decrease in the prime rate will affect an annual increase or decrease in interest expense of approximately $2,300.

●
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk
●
Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,708,042 at March 31, 2009, $6,474,733 at June 30, 2008 and $6,559,387 at June 30, 2007.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our accounts receivable and allowance for doubtful accounts at March 31, 2009 and June 30, 2008, respectively, and bad debt expense for the nine months ended March 31, 2009 and the year ended June 30, 2008:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

March 31, 2009	$9,213,270	$2,505,228	$1,167,220
June 30, 2008	8,705,104	2,230,371	1,311,431

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

Change in Internal Controls

During the three months ended March 31, 2009, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of  Class A Common Stock

During the Quarter the Company purchased equity securities as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2009 – January 31, 2009	--	$--

February 1, 2009 – February 28, 2009	--	$--

March 1, 2009 – March 31, 2009	32,640	$0.71

Reissuance of  Repurchased Shares
    In addition to the above class A common stock repurchase, the Company reissued 170,941 shares of  Class A repurchased shares, with an original cost of $167,049, to the former owners of Pivotal Research Centers as required by Note C in the final payout of the earn-out under the agreement.  These shares were issued pursuant to the Pivotal purchase and sale agreement as disclosed in the Company’s current report on form 8-K filed with the Securities and Exchange Commission on May 13, 2004.

.
PART II.  OTHER INFORMATION

Item 6.                      Exhibits

Exhibit List

Exhibit No.	Description

10.31
First Amendment dated March 3, 2009 to the Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, Pivotal Research Centers, Inc., a Delaware corporation, Pivotal Research Centers, LLC, an Arizona limited liability company, and PHC, Inc, d/b/a Pioneer Behavioral Health, dated January 12, 2009.

10.32
Letter Agreement dated March 4, 2009 related to the Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, Pivotal Research Centers, Inc., a Delaware corporation, Pivotal Research Centers, LLC, an Arizona limited liability company, and PHC, Inc, d/b/a Pioneer Behavioral Health, dated January 12, 2009, regarding outside closing date matters.

10.33
Second Amendment dated March 13, 2009 to the Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, Pivotal Research Centers, Inc., a Delaware corporation, Pivotal Research Centers, LLC, an Arizona limited liability company, and PHC, Inc, d/b/a Pioneer Behavioral Health, dated January 12, 2009 and amended March 3, 2009, regarding supplemental closing information.

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

PHC, Inc.
Registrant

Date: May 15, 2009	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

PHC, Inc.
Registrant

Date: May 15, 2009	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer