Form 10-K
period 2009-06-30
PHC INC /MA/
filed 2009-09-29
CIK 915127

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009
[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-33323
PHC, INC.
(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2601571
State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 LAKE STREET, SUITE 102, PEABODY, MA	01960
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (978) 536-2777

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
Yes  X   No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                  Yes  _ _   No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ___	Accelerated Filer ___
Non-Accelerated Filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No _X_

As of December 31, 2008 the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $67.4 million.

As of September 19,2009, 19,231,493 shares of the registrant’s Class A Common Stock and 775,021 shares of the issuer's Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

All references in this Annual Report on Form 10-K to “Pioneer,” “PHC,” “the Company,” “we,” “us,” or “our” mean, unless the context otherwise requires, PHC, Inc. and its consolidated subsidiaries.

Item 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries.  Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, four outpatient psychiatric facilities in Nevada, and two psychiatric hospitals, one in Michigan and one in Nevada and a residential treatment facility in Michigan.  We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.  The Company also operates a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.  Until the second quarter of this year, through another subsidiary, the Company conducted studies on the effects of various pharmaceuticals, including psychiatric pharmaceuticals, on a controlled population through contracts with the manufacturers of these pharmaceuticals. In February 2009 the Company sold the assets of its pharmaceutical research company to Premier Research International, LLC, (“Premier”), a Delaware limited liability company.  The results of operations for the pharmaceutical operations through February 2009 are shown on the accompanying Statements of Operations as discontinued operations.  For additional information regarding this transaction see the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

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

To contain costs associated with behavioral health issues in the 1980s, many private payors instituted managed care programs for reimbursement, which included pre-admission certification, case management or utilization review and limits on financial coverage or length of stay. These cost containment measures have encouraged outpatient care for behavioral problems, resulting in a shortening of the length of stay and revenue per day in inpatient chemical abuse facilities.  The Company believes that it has addressed these cost containment measures by specializing in treating relapse-prone patients with poor prognoses who have failed in other treatment settings.  These patients require longer lengths of stay and come from a wide geographic area. The Company continues to develop alternatives to inpatient care including residential programs, partial day and evening programs in addition to onsite and offsite outpatient programs.

The Company believes that because of the apparent unmet need for certain clinical and medical services, and its continued expansion into various modalities of care for the chemically dependant, that its strategy has been successful despite national trends towards shorter inpatient stays and rigorous scrutiny by managed care organizations.

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

Each of the Company's facilities operates a case management program for each patient including a clinical and financial evaluation of a patient's circumstances to determine the most cost-effective modality of care from among detoxification, inpatient, residential, day care, specialized relapse treatment, outpatient treatment, and others.  In addition to any care provided at one of the Company's facilities, the case management program for each patient includes aftercare.  Aftercare may be provided through the outpatient services provided by a facility.  Alternatively, the Company may arrange for outpatient aftercare, as well as family and mental health services, through its numerous affiliations with clinicians located across the country once the patient is discharged.

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

HIGHLAND RIDGE - Highland Ridge is a 41-bed, freestanding alcohol and drug treatment hospital, which the Company has been operating since 1984.  The hospital increased its bed capacity to 41 from 32 in November 2003 and expanded medical staff to include psychiatric care in its treatment plans.  Its focus remains substance abuse and it is the oldest facility dedicated to substance abuse in Utah.  Highland Ridge is accredited by The Joint Commission on Accreditation of Healthcare Organizations (“The Joint Commission”) and is licensed by the Utah Department of Health.  Highland Ridge is recognized nationally for its excellence in treating substance abuse disorders Although Highland Ridge does provide services to individuals from all of the States through contracts with the railroads and other major employers, most patients at this facility are from Utah and surrounding states.  Individuals typically access Highland Ridge’s services through professional referrals, family members, employers, employee assistance programs or contracts between the Company and health maintenance organizations located in Utah.

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

MOUNT REGIS - Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The Company acquired the center in 1987.  It is the oldest of its kind in the Roanoke Valley.  Mount Regis is accredited by The Joint Commission and licensed by the Department of Mental Health, Mental Retardation and Substance Abuse Services of the Commonwealth of Virginia. Mount Regis also operates Right Track, which is a residential program designed to provide individuals with the tools they need to make a smooth transition from inpatient treatment back into their everyday routine. In addition, Mount Regis operates Changes, an outpatient clinic, at its Salem, Virginia location.  The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

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

The Company offers inpatient and partial hospitalization and psychiatric services and, until June 2009, also provided residential treatment to adjudicated juveniles through Harbor Oaks Hospital in New Baltimore, Michigan.  The Company also provides inpatient psychiatric services through Seven Hills Hospital located in Las Vegas, Nevada and residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc. located in Detroit Michigan.  In addition, the Company currently operates eight outpatient psychiatric facilities.

The Company’s philosophy at these facilities is to provide the most appropriate and efficacious care with the least restrictive modality of care possible.  An attending physician, a case manager and a clinical team work together to manage the care plan.  The integrated delivery system allows for better patient tracking and follow-up and fewer repeat procedures and therapeutic or diagnostic errors.  Qualified, dedicated staff members take a full history on each new patient, and through test and evaluation procedures, they provide a thorough diagnostic write-up of the patient’s condition.  In addition, a physician does a complete physical examination for each new patient.  This information allows the caregivers to determine which treatment alternative is best suited for the patient and to design an individualized recovery program for the patient.

     Managed health care organizations, state agencies, physicians and patients themselves refer patients to our facilities.  These facilities have a patient population ranging from children as young as five years of age to senior citizens.  Compared to the substance abuse facilities, the psychiatric facilities treat a larger percentage of female patients.

HARBOR OAKS - The Company acquired Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994.  Harbor Oaks Hospital is licensed by the Michigan Department of Community Health, Medicare certified and accredited by The Joint Commission.  Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults.  Harbor Oaks Hospital has treated clients from Macomb, Oakland and St. Clair counties and has expanded its coverage area to include Wayne, Sanilac and Livingston counties.

     Harbor Oaks has become a primary provider for Medicaid patients from Wayne, Maccomb and St. Clair counties.  Utilization of a short-term crisis management model in conjunction with strong case management has allowed Harbor Oaks to successfully emter this segment of the market.  Reimbursement for these services is comparable to traditional managed care payors.  Given the current climate of public sector treatment availability, Harbor Oaks anticipates continued growth in this sector of the business.

Until May 2009, Harbor Oaks Hospital also operated a 26-bed residential unit serving adolescents with substance abuse problems and co-existing mental disorders, who were referred or required to undergo psychiatric treatment by a court or family service agency.  The patients in the program ranged from 13 to 18 years of age.  The program provided patients with educational and recreational activities and adult life functioning skills as well as treatment.  Typically, a patient was admitted to the unit for an initial period of 30 days to six months.  A case review was done for any patient still in the program at six months, and regularly thereafter, to determine if additional treatment is required.  In May 2009 the Company closed this unit to utilize the space occupied by the program for a much needed specialty unit for the treatment of chemical dependency.  This unit is expected to open in the second quarter of fiscal 2010.

In the fourth quarter of fiscal 2005, Harbor Oaks began operating an outpatient site near New Baltimore, Michigan.  Its close proximity to the hospital allows for a continuum of care for patients after discharge.

DETROIT BEHAVIORAL INSTITUTE –Detroit Behavioral Institute operates a 66-bed residential treatment facility licensed as Capstone Academy. It is located in midtown Detroit and serves adjudicated adolescents diagnosed as seriously emotionally disturbed (SED). These adolescents are placed in Capstone Academy by court order.

Prior to January of 2009 this program was operated in a setting on the campus of the Detroit Medical Center, and was licensed for fifty residents (30 boys/20 girls). In early 2009, all residents were moved to the Capstone Academy. Pursuant to licensing guidelines and the review and approval of sound and therapeutic programming, the State of Michigan Department of Human Services allowed us to increase the number of beds by 16. This became effective in June 2009.

In its present configuration, the facility includes twelve designated beds for a special program for girls requiring a more intensive and comprehensive treatment model, while the remaining fifty-four beds, which can be allocated for either boys or girls as referrals dictate, offer a more traditional treatment model.  In all programs however, intensive treatment models address and treat residents as appropriate to their needs with individual, group and family counseling.

     The residents in the programs range from 12 to 17 years of age, with a minimum IQ of 70.  Each program provides individual, group and family therapy sessions for medication orientation, anger management, impulse control, grief and loss, family interactions, coping skills, stress management, substance abuse, discharge and aftercare planning (home visits and community reintegration), recreation therapy and sexual/physical abuse counseling as required.

As a part of the treatment model, each resident learns life skills (didactics) and receives education, in accordance with Michigan’s required educational curriculum, from state certified teachers, who are members of our staff.  Typically, a resident is placed for treatment for an initial period of 30 days to six months, case dependent.

     Periodic case review and psychiatric evaluations are conducted to evaluate progress or areas requiring improvement in accordance with goals and planning for discharge and eventual transition back to the community. The treatment teams that provide therapy and review each resident for progress include licensed counselors, nursing staff, certified teachers, psychiatrists, youth specialists and other program personnel.

During the fiscal year ended June 2009, the Company was approved by the local school district, in accordance with state law to operate as a school under its auspices, for the education of program residents. Consequently, when residents transition back to the community they do so without losing school credits. Transcripts, testing scores and related items are readily accepted by the new education environment. We have successfully fulfilled this obligation for three years, with improved success. This allows our programs to integrate the residents’ education with their individual treatment model and provide the best education possible without transporting the individuals to another site.

HARMONY HEALTHCARE - Harmony Healthcare, which consists of four psychiatric clinics in Nevada, provides outpatient psychiatric care to children, adolescents and adults in the local area.  Harmony also operates employee assistance programs for railroads, health care companies and several large gaming companies including Boyd Gaming Corporation, the MGM Grand and the Venetian with a rapid response program to provide immediate assistance 24 hours a day and seven days a week.  Harmony also provides outpatient psychiatric care and inpatient psychiatric case management through capitated rate behavioral health carve-outs with Behavioral Health Options and PacifiCare Insurance.  The agreement with Behavioral Health Options is a significant contract which began in January 2007 and caused a major expansion of Harmony to better serve the contract population.

NORTH POINT-PIONEER, INC. – North Point consists of three outpatient clinical offices strategically and geographically located to serve a large and populous region in Michigan.  The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center.  The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings.  In fiscal 2005, North Point was awarded a contract with Macomb County Office of Substance Abuse (MCOSA) to provide behavioral health outpatient and intensive outpatient services for indigent and Medicaid clients residing in Macomb County.  The contract is renewable annually with an estimated value of $55,000 annually.

 Call Center Operations

WELLPLACE, INC. - In 1994, the Company began to operate a crisis hotline service under contract with a major transportation client.  The hotline, Wellplace, shown as contract support services on the accompanying statement of operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs.  The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of June 30, 2009.  This operation is physically located in Highland Ridge hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital.    Wellplace also contracts with Wayne County Michigan to operate its call center.  This call center is located in mid-town Detroit on the campus of the Detroit Medical Center and provides 24-hour crisis, eligibility and enrollment services for the Detroit-Wayne County Community Mental Health Agency which oversees 56,000 lives or consumers for mental health services in Wayne County Michigan.  Until December 2008, Wellplace also operated a smaller contract to provide services for transportation and identification reimbursement for consumers.  During fiscal 2006, Wellplace signed an agreement with a major government contractor to operate a smoking cessation quit line with Internet access.  Wellplace provided services under the agreement until September 2008.  Wellplace’s primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

Research Operations

PIVOTAL RESEARCH CENTERS, INC. – In February 2009, the Company sold the assets of its research division to Premier Research International, LLC, (“Premier”), a Delaware limited liability company.  The results of operations for the pharmaceutical operations through February 2009 are shown on the accompanying Statements of Operations as discontinued operations.  For additional information regarding this transaction see the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Internet Operations

BEHAVIORAL HEALTH ONLINE, INC. – Behavioral Health Online designs, develops and maintains the Company’s web site, Wellplace.com in addition to providing Internet support services and maintaining the web sites of all of the other subsidiaries of the Company.  The Company’s web sites provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keep individuals informed of current issues in behavioral health.

Operating Statistics

The following table reflects selected financial and statistical information for all services.

Year Ended June 30, (unaudited)

	2009	2008	2007	2006	2005
Inpatient
Net patient service revenues	$23,634,602	$22,327,159	$21,508,417	$18,775,198	$18,469,578

Net revenues per patient day (1)	$438	$383	$395	$382	$436
Average occupancy rate (2)	69.7%	85.0%	83.0%	77.7%	78.8%

Total number of licensed beds at the end of the period	260	244	180	180	160
Source of Revenues:

Private (3)	54.9%	48.2%	50.2%	54.3%	61.8%

Government (4)	45.1%	51.8%	49.8%	45.7%	38.2%

Partial Hospitalization and Outpatient

Net Revenues:

Individual	$5,800,090	$6,603,002	$6,518,115	$6,734,627	$5,557,298

Contract	$13,165,271	$11,925,916	$7,995,997	$2,351,876	$2,060,212

Sources of revenues:

Private	99.1%	99.1%	98.6%	98.0%	97.2%

Government	0.9%	0.9%	1.4%	2.0%	2.8%

Other Services:

Contract Services (Wellplace)(5)	$3,811,056	$4,541,260	$4,540,634	$4,351,576	$3,466,832

(1)	Net revenues per patient day equals net patient service revenues divided by total patient days excluding bed days provided by the Seven Hills subsidiary under the Harmony capitated contract.
(2)
 Average occupancy rates were obtained by dividing the total number of patient days in each period including capitated contract bed days by the number of beds available in such period.  Occupancy rates are artificially depressed for the current fiscal year as we added 32 beds at Seven Hills at the beginning of the year and six new beds on line and relocated to Capstone in January causing low occupancy rates while census was building at both start up sites.

(3)	Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid and county programs.
(4)	Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid and county programs.

(5)
Wellplace provides contract support services including clinical support, referrals management and professional services for a number of the Company’s national contracts and operates the Wayne County Michigan call center.

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

The Company employs three individuals dedicated to marketing the Company’s facilities.  Each facility performs marketing activities in its local region.  The Senior Vice President of the Company coordinates the Company’s national marketing efforts.  In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President.  The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts.  “At risk” contracts require that the Company provides all the clinically necessary behavioral health services for a group of people for a set fee per person per month.  The Company currently has two at risk contracts with large insurance carriers, which require the Company to provide behavioral health services to a large number of its insured for a fixed fee.  These at risk contracts represent less than 15% of the Company’s total gross revenues.  In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company’s internal professional standards.

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

Until fiscal 2008, the Company billed for its behavioral healthcare services at its inpatient and outpatient facilities using different software platforms for each type of service.  During fiscal 2008, the Company converted all facilities providing behavioral health under insurance contracts to Meditech software, which is still in use. With Meditech, as with the previous software platforms, the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals as outlined above.  This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals, which are estimated at the time of admission based on information received from the individual.  Adjustments to these estimates are recognized as adjustments to revenue in the period they are identified, usually when payment is received, and are not material to the financial statements.

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

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company was 62 and 68 days as of June 30, 2009 and 2008, respectively.  This decrease in the DSO is due primarily to increased capitated contract revenue which is paid within 45 days.  Contract services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  There was such a delay in payments for the Michigan call center at the end of fiscal 2009, artificially inflating the DSO’s for the period.

DSO’s for each year for each business segment are as follows:

Fiscal Year End	Treatment Services	Contract Services

06/30/2009	52	51
06/30/2008	59	43

     Amounts pending approval from Medicare or Medicaid, as with all other third party payors, are maintained as receivables based on the discharge date of the patient, while appeals are made for payment.  If accounts remain unpaid, when all levels of appeal have been exhausted, accounts are written off.  Where possible, the Company will turn to the patient or the responsible party to seek reimbursement and send the account to collections before writing the account off.

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

Quality Assurance and Utilization Review

The Company has established comprehensive quality assurance programs at all of its facilities.  These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients.  To this end, The Joint Commission surveys and accredits the Company’s inpatient facilities, except Detroit Behavioral Institute which is accredited through the Council on Accreditation (“COA”).  The Company’s outpatient facilities comply with the standards of National Commission on Quality Assurance (“NCQA”) although the facilities are not NCQA certified.  The Company’s outpatient facilities in Michigan are certified by the American Osteopathic Association (“AOA”), which is a nationally accepted accrediting body, recognized by payors as the measure of quality in outpatient treatment and the only accrediting body whose standards are recognized by CMS. The Company’s professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility’s own internal quality assurance criteria as adopted by the facility for operational purposes and approved by the Executive Committee.  The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.  In each facility, continuing quality improvement (CQI) activity is reviewed quarterly by the Company’s corporate compliance unit and quality assurance activities are approved by the executive committee.

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

Health Planning Reqyuirements

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

Licensure and Certification

All of the Company’s facilities must be licensed by state regulatory authorities.  The Company’s Harbor Oaks facility is certified for participation as a provider in the Medicare and Medicaid programs.  The Company’s Seven Hills Hospital in Las Vegas is currently seeking certification to participate in these programs.

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

Medicare Reimbursement

Currently, the only facility of the Company that receives Medicare reimbursement is Harbor Oaks.  For the fiscal year ended June 30, 2009, 12.2% of revenues for Harbor Oaks were derived from Medicare programs.  Total revenue from Harbor Oaks accounted for 19.7% of the Company’s total net patient care revenues for fiscal 2009.

Effective for fiscal years beginning after January 1, 2005, the prospective payment system (“PPS”) was brought into effect for all psychiatric services paid through the Medicare program.  For the fiscal year ended June 30, 2009, Medicare reimbursement rates were based 100% on the prospective payment rates.  The Company will continue to file cost reports annually as required by Medicare to determine ongoing rates.  These cost reports are routinely audited on an annual basis.  Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly.  The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.  Approximately  25% and 29% of the Company’s total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2009 and 2008 respectively.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement.  To date, settlement adjustments have not been material.

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

Medicaid Reimbursement

Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks and Detroit Behavioral Institute.  A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state’s portion is made.  Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.  For the period ended June 30, 2009, 23% of total net patient revenues of the Company were derived from Medicaid programs.

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

Employees

As of August 6, 2009, the Company had 589 employees of which three were dedicated to marketing, 196 (37 part time and 5 seasonal) to finance and administration and 390 (176 part time and 21 contingent) to patient care.

The Company believes that it has been successful in attracting skilled and experienced personnel.  Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future.  On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation.  In December 2004, the Company and the UAW reached a collective bargaining agreement, which was ratified by the employees on December 8, 2004 and signed by the UAW and the Company in January 2005.  This agreement was renewed and will expire in December 2010.  As of June 30, 2009, approximately 79% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.  In addition, in January, 2007 the Company’s largest out-patient facility, Harmony Healthcare, with approximately 43 union eligible employees, voted for union (Teamsters) representation.  In April, 2007 the Company and Teamsters reached a collective bargaining Agreement, which was signed by Teamsters on April 26, 2007 and the Company on April 30, 2007 to be effective January 1, 2007 and expiring on January 1, 2010.  As of June 30, 2009, approximately 29% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.

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

Insurance

Each of the Company’s subsidiaries maintains professional liability insurance policies with coverage of $1,000,000 per claim and $3,000,000 in the aggregate.  In addition to this coverage, all of the subsidiaries collectively maintain a $20,000,000 umbrella policy shared by all facilities.  In addition, each of these entities maintains general liability insurance coverage in similar amounts, as well as property insurance coverage.

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

As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,350,693 at June 30, 2009 compared with $6,474,733 at June 30, 2008.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  Because the behavioral health industry is typically a difficult collection environment, we have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2009 and 2008 and Bad Debt Expense for the fiscal years ended June 30, 2009 and 2008:

	Accounts Receivable	Allowance for Doubtful Accounts	Bad Debt Expense

June 30, 2009	$8,781,311	$2,430,618	$1,637,738
June 30, 2008	8,705,104	2,230,371	1,311,431

NEGATIVE CASH FLOW COULD ARISE AS A RESULT OF SLOW GOVERNMENT PAYMENTS WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME, WORKING CAPITAL AND LIQUIDITY

The concentration of accounts receivable due from government payors could create a severe cash flow problem should these agencies fail to make timely payment. We had substantial receivables from Medicaid and Medicare of approximately $1,417,000 at June 30, 2009 and $1,307,000 at June 30, 2008, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments.  This would result in lower net income for the same services provided and lower earnings per share.

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

Reimbursement for substance abuse and psychiatric treatment from private insurers is largely dependent on our ability to substantiate the medical necessity of treatment.  The process of substantiating a claim often takes up to four months and sometimes longer.  As a result, we experience significant delays in the collection of amounts reimbursable by third-party payors, which requires us to increase staff to pursue payment and adversely affects our working capital condition.  This causes amounts borrowed on our accounts receivable revolver to remain outstanding for longer periods of time resulting in higher interest expense in addition to the reduced income resulting from the shorter lengths of stay, which combined reduce net income and earnings per share.

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

In December 2004, the Company’s largest inpatient facility voted for UAW representation.  Approximately 79% of the staff of the facility are members of the UAW and could vote to strike when the contract comes up for renewal in December 2010.  In April 2007, the Company’s largest outpatient operations voted for Teamsters representation.  Approximately 29% of the staff of the facility are members of Teamsters and could vote to strike when the contract comes up for renewal in January 2010.  A strike vote on the part of either of these operations would negatively impact profitability by requiring the Company to transfer patients to competing facilities or providers or pay high short term staffing rates.  This could also negatively impact the Company’s reputation in the community creating the need for increased marketing.

THE LOSS OF ANY KEY CLIENTS WOULD REDUCE OUR NET REVENUES AND OUR NET INCOME

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

GOVERNMENT REGULATION COULD RESTRICT OUR ABILITY TO EXPAND, REDUCE THE ALLOWABLE REIMBURSEMENT TO THE COMPANY AND REDUCE OUR NET INCOME

Control of the healthcare industry exercised by federal, state and local regulatory agencies can increase costs, establish maximum reimbursement levels and limit expansion.  Our Company and the healthcare industry are subject to rapid regulatory change with respect to licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, the addition of new services, compliance with physical plant safety and land use requirements, implementation of certain capital expenditures, reimbursement for services rendered and periodic government inspections.  Governmental budgetary restrictions have resulted in limited reimbursement rates in the healthcare industry including our Company.  As a result of these restrictions we cannot be certain that payments under government programs will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.  In addition, many states, including the State of Michigan where the majority of our Medicaid Revenue is generated, are experiencing financial difficulties as a result of the recession and are considering reductions in state Medicaid budgets, which may be reflected through more limited access, lower rates, and higher State imposed utilization assessment fees.

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

Bruce A. Shear is in control of the Company since he is entitled to elect and replace a majority of the board of directors. Bruce Shear and his affiliates own and control 93.1% of the Class B Common Stock, which elects three of the five members of the Board of Directors.  Bruce Shear can establish, maintain and control business policy and decisions by virtue of his control of the election of the majority of the members of the board of directors.

INABILITY TO RETAIN KEY PERSONNEL COULD AFFECT OUR CLIENT RELATIONS AND THUS REDUCE OUR REVENUE AND NET INCOME

Retention of key personnel with knowledge of key contracts and clients is essential to the success of the Company.  PHC is highly dependent on the principal members of its management and professional staff, who are: Bruce A. Shear, PHC’s President and Chief Executive Officer, Robert H. Boswell, PHC’s Senior Vice President and other members of PHC’s management.

We do not anticipate any key member of management will leave the Company but do have a key man life insurance policy on Mr. Shear.

MARKET RISKS

THE COMPANY EXPECTS ITS STOCK PRICE TO BE VOLATILE

The market price of the Company’s common stock has been volatile in the past.  The shares have sold at prices varying between a low of $0.42 and a high of $3.25 from July 2007 through June 2009.  Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	new products services and strategic developments by us or our competitors

•	developments in our relationships with our key clients;

•	regulatory developments; and

•	changes in our revenues, expense levels or profitability.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

Executive Offices

The Company’s executive offices are located in Peabody, Massachusetts.  The Company’s lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2014. The current annual payment under the lease is $93,000.  The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.  The Company’s behavioral health administrative services segment uses this property.

  Highland Ridge Hospital

The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health and located in Midvale, Utah.  The lease is for a five-year term expiring June 30, 2012, which provides for monthly rental payments of approximately $33,000. Changes in rental payments each year are based on increases or decreases in the Consumer Price Index.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment and contract services segment use this property.

Mount Regis Center

The Company owns the Mount Regis facility, which consists of a three-story building located on an approximately two-acre site in Salem, Virginia.  The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $196,000 as of June 30, 2009.  The facility is used for both inpatient and outpatient services.  The Company believes that these premises are adequate for its current and anticipated needs.  The Company’s behavioral health treatment services segment uses this property.
Psychiatric Facilities

     The Company owns or leases premises for each of its psychiatric facilities.  Detroit Behavioral Institute, Harmony Healthcare and North Point-Pioneer lease their premises.  The Company believes that each of these premises is leased at fair market value and could be replaced without significant time or expense if necessary.  The Company believes that all of these premises are adequate for its current and anticipated needs.  The Company’s behavioral health treatment services segment and contract services segment uses this property.

Harbor Oaks Hospital

       The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site.  The Company has a $935,000 mortgage on this property as of June 30, 2009.  The Company believes that these premises are adequate for its current and anticipated needs.  The Company’s behavioral health treatment services segment uses this property.

Seven Hills Hospital

The Seven Hills premises is a two story steel and concrete block structure comprising approximately 26,500 square feet of space situated on an approximately one and a half acre site owned by Seven Hills Psych Center LLC and located in Las Vegas, Nevada.  The lease is for a ten-year term expiring April 30, 2018, which provides for monthly rental payments of approximately $72,000. Changes in rental payments each year are based on increases in the Consumer Price Index.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment use this property.

Item 3.                      LEGAL PROCEEDINGS.

The Company is subject to various claims and legal action that arise in the ordinary course of business.  In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2009.

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

	HIGH	LOW

2008
First Quarter (July 1, 2007 – September 30, 2007)	$3.25	$2.50
Second Quarter (October 1, 2007 – December 31, 2007)	$3.10	$2.50
Third Quarter (January 1, 2008 – March 31, 2008)	$3.00	$2.13
Fourth Quarter (April 1, 2008 – June 30, 2008)	$3.20	$2.20

2009
First Quarter (July 1, 2008 – September 30, 2008)	$2.60	$1.55
Second Quarter (October 1, 2008 – December 31, 2008)	$2.50	$0.65
Third Quarter (January 1, 2009 – March 31, 2009)	$1.31	$0.42
Fourth Quarter (April 1, 2009 – June 30, 2009)	$2.47	$0.70

On August 1, 2009, there were 676 holders of record of the Company's Class A Common Stock and 298 holders of record of the Company's Class B Common Stock.  During fiscal 2009, the Company repurchased 409,784 shares of its equity securities that were registered under Section 12 of the Securities Act.

During the fourth quarter the Company purchased equity securities on the open market as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

April 1, 2009 – April 30, 2009

May 1, 2009 – May 31, 2009	75,552	1.11

June 1, 2009 – June 30, 2009	--	--

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

MARKET RISKS

The market price of the Company’s common stock has been volatile in the past.  The shares have sold at prices varying between a low of $0.42 and a high of $3.25 from July 2007 through June 2009.  Trading prices may continue to fluctuate in response general market conditions and changes in the Company’s results of operations from quarter to quarter.  The Company did not issue any unregistered shares during the fiscal year ended June 30, 2009.

Our right to issue convertible preferred stock may adversely affect the rights of the common stock.  Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock.  During the twelve month period ended June 30, 2009, the Company did not issue any preferred stock.

STOCK PERFORMANCE GRAPH

The following table depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Composite-US Index and the Nasdaq Health Services Index (which includes both U.S. and foreign companies). The table assumes the investment of $100 on June 30, 2004 in stock and index-including reinvestment of dividends.  Fiscal year ending June 30.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of our Company.  The selected consolidated financial data as of June 30, 2009 and 2008 and for each of the two years in the period ended June 30, 2009 should be read with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm, as of and for the two years ended June 30, 2009.  The selected consolidated financial data as of and for the year ended June 30, 2007, 2006 and 2005 have been derived from our consolidated financial statements not included herein. The consolidated financial statements for the year ended June 30, 2007 were audited by Eisner LLP, also an independent registered public accounting firm, and the consolidated financial statements for the years ended June 30, 2006 and 2005 were audited by BDO Seidman, LLP.  All information has been adjusted to reflect the elimination of Pivotal Research Centers in February 2009 in order to present comparative information.

The historical results are not necessarily indicative of the results to be expected for any future period.

PHC, Inc.
Selected Financial Data
As of and for the Years Ended June 30,
2009	2008	2007	2006	2005
                   (in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$46,411	$45,397	$40,563	$32,213	$29,554
Cost and Expenses:
Patient care expenses	23,835	22,133	19,738	14,270	12,906
Contract expenses	3,016	3,390	3,103	2,676	2,198
Administrative expenses	18,721	15,465	12,722	11,210	9,667
Provision for doubtful accounts	1,638	1,311	1,933	1,913	1,272
Interest expense	452	397	476	539	589
Other (income) expenses including interest income, net	(275)	(249)	(468)	(158)	150)
Total expenses	47,387	42,447	37,504	30,450	26,482

Income (loss) before income taxes	(976)	2,950	3,059	1,763	3,072

Provision for (benefit from) income taxes	65	1,366	1,144	(1,314)	(74)

Net income (loss) from continuing operations	(1,041)	2,449	1,915	3,077	3,146

Net income (loss) from discontinued operations	(1,413)	(1,259)	(233)	968	10

Net income (loss) applicable to common shareholders	$(2,454)	$325	$1,682	$4,045	$3,156

Basic income (loss) per common share	$(0.12)	$0.02	$0.09	$0.22	$0.18

Basic weighted average number of shares outstanding	20,090,521	20,166,659	19,287,665	18,213,901	17,574,678
Diluted income (loss) per common share	$(0.12)	$0.02	$0.09	$0.21	$0.17

Diluted weighted average number of shares outstanding	20,090,521	20,464,255	19,704,697	19,105,193	18,364,076

	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$3,199	$3,142	$3,308	$1,760	$879
Working capital	5,732	10,095	11,606	10,776	7,191

Long-term debt and obligations under capital leases including current portions	1,377	1,444	1,047	1,153	1,483
Total stockholders’ equity	16,044	18,659	18,250	13,455	9,102
Total assets	22,692	26,507	26,856	21,949	18,115

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

The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2009 and 2008.  It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers  (collectively called "treatment facilities").  The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients.  The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities.  Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics.  Payor mix is determined by the source of payment to be received for each client being provided billable services.  The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases.  Until February 2009, the Company operated a research division, Pivotal Research Centers, Inc.  The results of operations for this division are shown as discontinued operations on the accompanying financial statements.  During the third quarter of fiscal 2009, the Company returned to profitability, which continued in the fourth quarter of the year with census at Seven Hills progressively increasing and the Capstone facility full.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in fiscal 2009 for revenue booked in prior years resulted in an increase in net revenue of approximately $59,200.  Net contractual adjustments recorded in fiscal 2008 for revenue booked in prior years resulted in an increase in net revenue of approximately $48,500.

During the fiscal year ended June 30, 2008, a Medicare cost report settlement of $360,588 was received. For the fiscal year ended June 30, 2009 no third party cost report settlements were expected, however, the Company sent a required Medicare settlement payment of approximately $170,000 based on desk review of the 2008 cost report.  This settlement, although paid, is currently on appeal and is expected to be recouped; therefore, no settlement expense was recorded.

Below is revenue by payor and the accounts receivable aging information as of June 30, 2009 and June 30, 2008 for our treatment services segment.

Net Patient Care Revenue by Payor (in thousands)
For the Twelve Months Ended
June 30, 2009	June 30, 2008

	Amount	Percent	Amount	Percent
Private Pay	$2,224	5%	$1,893	5%
Commercial	29,553	70%	27,229	66%
Medicare*	1,027	2%	1,263	3%
Medicaid	9,796	23%	10,471	26%

Net Revenue	$42,600		$40,856

*includes Medicare cost report settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts - in thousands)

June 30, 2009
Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$102	$123	$114	$139	$139	$283	$45	$214	$1,159
Commercial	2,161	981	226	181	70	111	4	41	3,775
Medicare	49	--	5	--	2	--	--	--	56
Medicaid	1,110	157	26	32	16	18	--	2	1,361
Total	$3,422	$1,261	$371	$352	$227	$412	$49	$257	$6,351

    June 30, 2008
Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$544	$72	$45	$58	$56	$235	$107	$263	$1,380
Commercial	1,382	985	746	194	228	183	10	60	3,788
Medicare	38	-	-	1	--	--	--	--	39
Medicaid	1,140	98	5	-	--	25	--	--	1,268
Total	$3,104	$1,155	$796	$253	$284	$443	$117	$323	$6,475

Contract support service revenue is a result of fixed fee contracts to provide telephone support.  Revenue for these services is recognized ratably over the service period.  All revenues and receivables from our contract services division are based on a prorated monthly allocation of the total contract amount and usually paid within 30 days of the end of the month.

Allowance for doubtful accounts:

The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance.  These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables which is reviewed at least quarterly and adjusted if required.  The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period.  This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance which the Company believes to be a reasonable valuatiuon of its accounts receivable.

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.   During fiscal 2008 the Company recorded a provision for tax expense of $1,365,723excluding discontinued operations and during fiscal 2009 the Company recorded a tax expense from continuing operations of $65,764.

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

Investment in unconsolidated subsidiaries:

Included in other assets as of June 30, 2009 and 2008 is the Company’s investment in Seven Hills Psych Center, LLC of $354,428 and $399,735, respectively.  This LLC holds the assets of the Seven Hills Hospital completed in May, 2008, being leased and operated by the Company’s subsidiary Seven Hills Hospital, Inc.  Also included, as of June 30, 2009 and 2008, is the Company’s investment in Behavioral Health Partners, LLC of $698,869 and $700,000, respectively.  This LLC constructed an outpatient clinic which was completed in the fourth fiscal quarter of 2009 and occupied as a fourth site to the Company’s Harmony subsidiary on July 1, 2009.  Both investments are accounted for based on the equity method of accounting.  Accordingly, the Company records its share of the investment companies' income/loss as an increase/decrease to the carrying value of these investments.

Results of Operations

During the fiscal year ended June 30, 2009 the Company experienced continued increases in the patient treatment revenue, which was offset by the start up of our Seven Hills Hospital operation which opened in May 2008.  We also experienced a decrease in Contract Services revenue with the expiration of the smoking cessation contract.

The following table illustrates our consolidated results of operations for the years ended June 30, 2009 and 2008 (in thousands):

	2009		2008
Statements of Operations Data:	($ in thousands)
	Amount	%	Amount	%
Revenues	$46,411	100.0%	$45,397	100.0%
Cost and Expenses:
Patient care expenses	23,835	51.4%	22,133	48.7%
Contract expenses	3,016	6.5%	3,390	7.5%
Administrative expenses	18,721	40.3%	15,465	34.0%
Provision for doubtful accounts	1,638	3.5%	1,311	2.9%
Interest expense	452	1.0%	397	0.9%
Other (income) expenses including interest income, net	(275)	(0.6)%	(249)	(0.5)%
Total expenses	47,387	102.1%	42,447	93.5%

Income (loss) before income taxes	(976)	(2.1)%	2,950	6.5%

Provision for (benefit from) income taxes	(66)	(0.1)%	1,366	3.0%

Net income (loss) from continuing operations	(1,041)	(2.2)%	1,585	3.5%

Net income (loss) from discontinued operations	(1,413)	(3.0)%	(1,260)	(2.8)%

Net income (loss) applicable to common shareholders	$(2,454)	(5.3)%	$325	0.7%

Year ended June 30, 2009 as compared to year ended June 30, 2008

The Company returned to profitability during the third quarter of fiscal 2009 with steady increases in census and revenue at our two start up operations Seven Hills Hospital in Las Vegas and Capstone Academy in Michigan.  Fourth quarter results continued to improve significantly over the third quarter indicating that these businesses are beginning to mature.  The Company’s income from continuing operations decreased to a loss of $1,067,899 for the fiscal year ended June 30, 2009 from income of $2,448,979 for the fiscal year ended June 30, 2008.  Net income decreased to a net loss of $2,454,008 for the fiscal year ended June 30, 2009 compared to net income of $324,728 for the fiscal year ended June 30, 2008.  Income from continuing operations before taxes decreased to a loss of $975,611 for the fiscal year ended June 30, 2009 from $2,950,330 for the fiscal year ended June 30, 2008.  This decrease is primarily the result of the slow start up of Seven Hills Hospital, the relocation of the Detroit Behavioral Institute and as a result of deteriorating general economic conditions at the beginning of the fiscal year.  General economic conditions also resulted in very high utilization of services under our capitated contracts resulting in higher than anticipated costs under the contracts.  New rates under these contracts were negotiated and implemented in the third quarter of the fiscal year as utilization continued to be higher than anticipated.

        Total revenues increased 2.2% to $46,411,019 for the year ended June 30, 2009 from $45,397,337 for the year ended June 30, 2008.

Total net patient care revenue from all facilities increased 4.3% to $42,599,963 for the year ended June 30, 2009 as compared to $40,856,077 for the year ended June 30, 2008.  Patient days increased 1,591 days for the fiscal year ending June 30, 2009 over the fiscal year ended June 30, 2008, which includes 5,180 bed days provided by Seven Hills Hospital for clients covered under the Harmony capitated contracts, which is recorded as intercompany revenue and eliminated in consolidation.  In fiscal 2009 the Company added residential beds at Detroit Behavioral Institute, increasing the total number of licensed beds at our facilities from 244 to 260.  These additional available beds accounted for the increase in patient days for the fiscal year ended June 30, 2009.  The contracted rate for the residential beds is lower than that of our other facilities, which negatively impacts our revenue per patient day without positive changes in our census and payor mix at our other facilities.  Net inpatient care revenue from inpatient psychiatric services increased 5.9% to $23,634,602 for the year ended June 30, 2009 from $22,327,159 the fiscal year ended June 30, 2008.  This increase is due to a change in payor mix to payors with more favorable approved rates and from the increase in residential treatment beds.  Net partial hospitalization and outpatient care revenue increased 2.4% to $18,965,362 for the year ended June 30, 2009 from $18,528,918 for the year ended June 30, 2008.  This increase is primarily due to a more favorable payor mix.  Managed care continues to utilize these step-down programs as a treatment alternative to inpatient care.  Wellplace revenues decreased 16.1% to $3,811,056 for the year ended June 30, 2009 from $4,541,260 for the year ended June 30, 2008 due to the expiration of the smoking cessation contract.  All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

        Patient care expenses increased by $1,701,641, or 7.7%, to $23,834,841 for the year ended June 30, 2009 from $22,133,200 for the year ended June 30, 2008 due to the increase in available beds contributing to the increase in patient census at our inpatient facilities and increased utilization under our capitated contracts.  Inpatient census increased by 1,591 patient days, 2.8%, for the year ended June 30, 2009 compared to the year ended June 30, 2008.  Contract expense, which includes the cost of outside service providers for our capitated contracts, increased  43.5% to $4,723,122 for the year ended June 30, 2009 from $3,291,891 for the year ended June 30, 2008 due to high utilization under the capitated contracts.  Payroll and service related consulting expenses, including agency nursing, increased 13.7% to $18,946,118 for the year ended June 30, 2009 from $16,656,560 for the year ended June 30, 2008.  Food and dietary expense increased 11.5% to $954,654 for the year ended June 30, 2009 from $856,114 for the year ended June 30, 2008.  Hospital supplies expense increased 15.0% to $94,707 for the year ended June 30, 2009 from $82,363 for the year ended June 30, 2008.  Housekeeping expense increased 43.4% to $137,649 for the year ended June 30, 2009 from $96,019 for the year ended June 30, 2008.  Lab fees increased 5.3% to $268,373 for the year ended June 30, 2009 from $254,965 for the year ended June 30, 2008.  Laundry expense increased 19.9% to $114,461 for the year ended June 30, 2009 from $95,434 for the year ended June 30, 2008.  Pharmacy expense increased 36.1% to $881,778 for the year ended June 30, 2009 from $647,952 for the year ended June 30, 2008.  Other patient related expenses increased 45.2% to $156,718 for the year ended June 30, 2009 from $107,918 for the year ended June 30, 2008.  All of these increases were a result of increased patient census and the inclusion of a full twelve months of operations for our Seven Hills Hospital and six months of operations of our new site at Detroit Capstone Academy.   We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies, but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and outpatient visits. (see “Operating Statistics” Part I, Item 1).

Cost of contract support services related to Wellplace decreased 11.0% to $3,015,782 for the year ended June 30, 2009 from $3,390,224 for the year ended June 30, 2008.  Payroll expense decreased 20.7% to $1,059,178 for the year ended June 30, 2009 from $1,334,954 for the year ended June 30, 2008.  Maintenance decreased 39.8% to $74,788 for the fiscal year ended June 30, 2009 from $124,200 for the year ended June 30, 2008.  Office expense decreased 46.9% to $24,040 for the year ended June 30, 2009 from $45,303 for the year ended June 30, 2008.  All of these decreases in expense are a result in the expiration of the smoking cessation contract mentioned above.  Postage expense increased 35.18% to $23,220 for the year ended June 30, 2009 from $17,177 for the year ended June 30 2008 as mailing requirements for the Wayne County contract continued to increase.

Provision for doubtful accounts increased 24.9% to $1,637,738 for the fiscal year ended June 30, 2009 from $1,311,431 for the fiscal year ended June 30, 2008.  This increase is a result of increases in the age of accounts resulting from the new Seven Hills Hospital.  The policy of the Company is to provide an allowance for doubtful accounts based on the age of receivables resulting in higher bad debt expense as receivables age.  The goal of the Company, given this policy, is to keep any changes in the provision for doubtful accounts at a rate lower than changes in aged accounts receivable

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years.  Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable.    The Company’s gross receivables from direct patient care increased 0.9% to $8,781,311 for the year ended June 30, 2009 from $8,705,104 for the year ended June 30, 2008.  The Company believes its reserve of approximately 28% is sufficient based on the age of the receivables.  We continue to reserve for bad debt based on managed care denials and past difficulty in collections.  The growth of managed care has negatively impacted reimbursement for behavioral health services with higher contractual adjustments and a higher rate of denials requiring higher reserves.

Total administrative expenses increased 21.1% to $18,721,491 for the year ended June 30, 2009 from $15,464,544 for the year ended June 30, 2008.  Payroll and consultant expense increased 7.6% to $6,760,875 for the year ended June 30, 2009 from $6,285,678 for the year ended June 30, 2008.  Payroll tax expense increased 12.1% to $467,287 for the year ended June 30, 2009 from $417,023 for the year ended June 30, 2008.  Employee benefits increased 20.7% to $951,413 for the year ended June 30, 2009 from $788,309 for the year ended June 30, 2008.  All of these increases in payroll and employee related expenses are a result of an increase in staff to facilitate the opening of our new facility, Seven Hills Hospital, expansion of the Detroit Behavioral Institute and greater competition for experienced health care administrative staff.  Rent expense increased 96.1% to $3,687,305 for the year ended June 30, 2009 from $1,879,896 for the year ended June 30, 2008.  This increase is due to the opening of Seven Hills Hospital in Las Vegas, the opening of the new Detroit Behavioral Institute site, the start of the lease on the new Harmony location at Post Road which officially opened July 1, 2009 and normal CPI increases included in our property leases.  Depreciation expense increased 40.9% to $956,703 for the year ended June 30, 2009 from $679,214 for the year ended June 30, 2008 due to the new equipment purchased related to new operations mentioned above.  Utilities increased 72.8% to $364,284 for the year ended June 30, 2009 from $210,834 for the year ended June 30, 2008, due to the opening of Seven Hills in May of 2008 and the change in location of Detroit Behavioral Institute to Capstone Academy in January 2009.

Interest expense increased 14.0% to $452,207 for the year ended June 30, 2009 from $396,630 for the year ended June 30, 2008.  This increase is primarily due to a temporary cash shortage experienced during the third quarter of the fiscal year prior to the sale of the research division.  The need to access short term capital in today’s fiscal environment carried with it high origination fees and high interest expense.

The Company recorded a tax expense on continuing operations of $65,764 on a loss of approximately $975,000.  The provision is primarily the results of state income taxes generated in locations where the Company generated income.

Liquidity and Capital Resources

As of June 30, 2009, the Company had working capital of $5,731,802, including cash and cash equivalents of $3,199,344, compared to working capital of $10,095,282, including cash and cash equivalents of $3,142,226 and $5,313,993 in assets held for sale at June 30, 2008.

Cash used in operating activities was $507,805 for the year ended June 30, 2009, compared to cash provided by operations of $5,171,596 for the year ended June 30, 2008.  Cash flow used in operations in fiscal 2009 consists of net loss of $1,041,375 offset by non-cash activity including depreciation and amortization of $1,233,646, non-cash interest expense of $150,027, non-cash share based charges of $211,462, provision for doubtful accounts of $1,637,738 offset by a gain on unconsolidated subsidiaries, a non-cash increase in deferred tax asset, an increase in accounts receivable of $1,719,131, and an increase in other assets of $447,776  offset by a decrease in prepaid expenses of $49,558, a decrease in prepaid income taxes of $235,493, an increase in accounts payable of $57,015 and an increase in accrued expenses and other liabilities of $68,515 and net cash provided by discontinued operations of $376,904.

Cash provided by investing activities in fiscal 2009 consisted of $53,340 in distributions from the equity investments in unconsolidated subsidiaries, $3,000,000 in proceeds from the sale of the research division assets and $32,188 used in investing activities of discontinued operations, net of $1,306,316 used for capital expenditures for the acquisition of property and equipment.

Cash used in financing activities in fiscal 2009 consisted of $181,250 in net debt repayments, $606,841 used in the repurchase of 409,784 shares of the Company’s Class A common stock and the payment of $15,000 in deferred financing cost, offset by $34,705 received from the issuance of stock as a result of the exercise of options and the issuance of shares under the employee stock purchase plan and $381,527 used in discontinued operations for financing activities.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2009 accounts receivable from patient care, net of allowance for doubtful accounts, decreased approximately 1.9% to $6,350,693 from $6,474,733 on June 30, 2008.  This decrease is due to the faster turnaround of receivables related to a new capitated contract.  The Company’s goal is to reduce receivables or to have any increases result from higher revenues.  Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment.  Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectible.  The Company’s collection policy calls for early contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  The Company’s collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  At the same time, the Company continues to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2009 are as follows (in thousands):

YEAR ENDING June 30	TERM NOTES		CAPITAL LEASES		OPERATING LEASES	TOTAL*
	Principal	Interest	Principal	Interest	Payments
2010	$653	$16	$104	$19	$3,351	$4,143
2011	381	12	113	9	3,021	3,536
2012	50	8	19	--	3,019	3,096
2013	57	1	--	--	2,599	2,657
2014	--	--	--	--	2,497	2,497
Thereafter	--	--	--	--	9,600	9,600
Total	$1,141	$37	$236	$28	$24,087	$25,529

* Total does not include the amount due under the revolving credit note of $863,404.  This amount represents accounts receivable funding as described below and is shown as current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $935,000 at June 30, 2009, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $863,404.  In conjunction with this refinancing the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of June 30, 2009 the Company had $865,000 available under the term loan.

The revolving credit note carries interest at prime (3.25% at June 30, 2009) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of June 30, 2009 was $863,404.  For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of June 30, 2009 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.56%.

This agreement was amended on June 13, 2007 to modify the terms of the agreement.  Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable.   The amended term of the agreement is for two years, automatically renewable for two additional one year terms.  Upon expiration, all remaining principal and interest are due.  The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries and guaranteed by PHC.  Availability under this agreement is based on eligible accounts receivable and fluctuates with the accounts receivable balance and aging.

        On February 5, 2009, the Company signed the first amendment to the amended and restated revolving credit term loan and security agreement as outlined above, to increase availability under its revolving credit line for six months or until the Pivotal sale was complete (the “overline”).  The interest rate on the overline was Prime plus 3.25% with an origination fee of $25,000.  In addition to increasing the availability for borrowing as noted above, it provided for additional availability of $200,000 as part of this short-term borrowing.  This overline was paid in full from operations prior to the closing of Pivotal.

In addition to the above overline, during the quarter ended March 31, 2009, the Company’s Board of Directors voted by unanimous written consent to allow short-term borrowing from related parties up to a maximum of $500,000, with an annual interest rate of 12% and a 2% origination fee.  The Company utilized this funding during the March 31, 2009 quarter for a total of $275,000.  This amount was paid in full in March 2009.

The opening of Seven Hills Hospital and the ramping up of Capstone Academy had a material negative impact on the results of operations for the six months of the fiscal year ended June 30, 2009 as facilities are required to be fully operational and, in some cases units fully staffed in order to be considered for licensure and accreditation.  These increased costs are reflected in our increased administrative and patient care expenses with minimal related increases in revenue for the first six months.  The start-up of these facilities, in addition to having a negative impact on operations, also has a negative impact on cash flow in the form of increased receivables as collections are subject to the usual delay in payment experienced in all health care receivables.  In anticipation of this negative cash flow, the Company expanded its availability under its term loan in June 2007 to provide cash flow during the start-up phase.  Due to general economic conditions the effects of these start-up activities impacted our operations and cash flow longer than anticipated; however, with both start-ups fully operational at year end results of operations were significantly improved for the fourth quarter of fiscal 2009.

Off Balance Sheet Arrangements

The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Aging of accounts receivable could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $6,350,693 at June 30, 2009 compared with $6,474,733 at June 30, 2008.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2009 and 2008, respectively, and Bad Debt Expense for the years ended June 30, 2009 and 2008:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

June 30, 2009	$8,781,311	$2,430,618	$1,637,738
June 30, 2008	8,705,104	2,230,371	1,311,431

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

Recent accounting pronouncements:

Recently Issued Standards

In January 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF 03-6-1 to have a material affect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141”) and Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

FAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF 07-5 to have a material effect on the Company’s Consolidated Financial Statements.

     In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FASB Staff Position (“FSP”) applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We don't expect the adoption of these FASB Staff Positions to have a material impact on our consolidated financial statements.

Recently Adopted Standards

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

      In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”) effective for interim financial periods ending after June 15, 2009. FAS 165 establishes principles and requirements for subsequent events. FAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.  FAS 165 requires disclosure of the date through which subsequent events have been evaluated.  We have evaluated subsequent events through the date of issuance of this report September 28, 2009.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:

•	Differences in actual and estimated earnings and cash flows;
•	Operating results differing from analysts’ estimates;
•	Changes in analysts’ earnings estimates;
•	Quarter-to-quarter variations in operating results;
•	Changes in market conditions in the behavioral health care industry;
•	Changes in general economic conditions; and
•	Fluctuations in securities markets in general.

Financial Risk

•
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $2,200; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the Prime rate would have to increase 1.25% before there would be any interest expense increase.

•
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security, which could require additional fees.

Item 8.           Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page F-1 of this Annual Report on Form 10-K.

PAGE
Index	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets	F-3
Consolidated statements of operations	F-4
Consolidated statements of changes in stockholders' equity	F-5
Consolidated statements of cash flows	F-6 – F-7
Notes to consolidated financial statements	F-8 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.:

We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHC, Inc. and subsidiaries at June 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts
September 28, 2009

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets                                                                                                                                                                                                               June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,199,344	$3,142,226
Accounts receivable, net of allowance for doubtful accounts of $2,430,618 and $2,230,371 at June 30, 2009 and 2008, respectively	6,315,693	6,439,733
Assets held for sale-Pivotal	--	5,313,993
Prepaid expenses	441,945	491,503
Prepaid income taxes	33,581	269,074
Other receivables and advances	844,990	623,295
Deferred tax assets	923,625	1,040,999

Total current assets	11,759,178	17,320,823

Restricted cash	512,197	--
Accounts receivable, non-current	35,000	35,000
Other receivables	55,627	71,889
Property and equipment, net	4,687,110	4,382,421
Deferred financing costs, net of amortization of $436,440 and $286,413 at June 30, 2009 and 2008, respectively	335,801	470,829
Goodwill	969,098	969,098
Deferred tax assets- long term	1,902,354	472,000
Other assets	2,435,628	2,784,965

Total assets	$22,691,993	$26,507,025

LIABILITIES
Current liabilities:
Accounts payable	$1,375,436	$1,318,421
Current maturities of long-term debt	652,837	651,379
Revolving credit note	863,404	977,203
Current portion of obligations under capital leases	103,561	170,285
Accrued payroll, payroll taxes and benefits	1,570,639	1,528,640
Accrued expenses and other liabilities	1,461,499	1,434,983
Liabilities held for sale-Pivotal	--	1,144,630
Total current liabilities	6,027,376	7,225,541

Long-term debt, less current maturities	488,426	393,705
Obligations under capital leases	132,368	229,274

Total liabilities	6,648,170	7,848,520
Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, none issued	--	--
Class A Common Stock, $.01 par value; 30,000,000 shares authorized, 19,840,793 and 19,806,147 shares issued at June 30, 2009 and 2008, respectively	198,408	198,061
Class B Common Stock, $.01 par value; 2,000,000 shares authorized, 775,080 and 775,672 issued and outstanding at June 30, 2009 and 2008, respectively, each convertible into one share of Class A Common Stock	7,751	7,757
Additional paid-in capital	27,667,597	27,388,821
Treasury stock, 626,541 and 387,698 Class A common shares at cost at June 30, 2009 and 2008, respectively	(1,125,707)	(685,916)
Accumulated deficit	(10,704,226)	(8,250,218)

Total stockholders’ equity	16,043,823	18,658,505
Total liabilities and stockholders’ equity	$22,691,993	$26,507,025
See accompanying notes to consolidated financial statements

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2009	2008
Revenues:
Patient care, net	$42,599,963	$40,856,077
Contract support services	3,811,056	4,541,260

Total revenues	46,411,019	45,397,337

Operating expenses:
Patient care expenses	23,834,841	22,133,200
Cost of contract support services	3,015,782	3,390,224
Provision for doubtful accounts	1,637,738	1,311,431
Administrative expenses	18,721,491	15,464,545

Total operating expenses	47,209,852	42,299,400

Income (loss) from operations	(798,833)	3,097,937

Other income (expense):
Interest income	170,360	194,294
Interest expense	(452,207)	(396,630)
Other income, net	105,069	54,729

Total other expense, net	(176,778)	(147,607

Income (loss) before income taxes	(975,611)	2,950,330

Provision for income taxes	65,764	(1,365,723)

Income (loss) from continuing operation	(1,041,375)	1,584,607

Loss from discontinued operations net of tax of $915,770, (94,233), respectively	(1,412,633)	(1,259,879)

Net income (loss) applicable to common shareholders	$(2,454,008)	$324,728
Basic net income (loss) per common share

Continuing operations	$(0.05)	$0.08
Discontinued operations	(0.07)	(0.66)
	$(012)	$0.02
Basic weighted average number of shares outstanding	20,090,521	20,166,659

Fully diluted net income (loss) per common share :

Continuing operations	$(0.05)	$0.08
Discontinued operations	$(0.07)	$(0.06)
	(0.12)	0.02
Fully diluted weighted average number of shares outstanding	20,090,521	20,464,255

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance – June 30, 2007	19,622,076	196,221	775,760	7,758	26,812,808

Fair value of options					380,187
Issuance of shares for warrants exercised	20,000	200			17,800
Issuance of shares for options exercised	159,652	1,596			104,293
Warrants issued					62,949
Issuance of employee stock purchase plan shares	4,331	43			10,784
Purchase of treasury shares					--
Conversion from Class B to Class A	88	1	(88)	(1)	--
Net income year ended June 30, 2008

Balance – June 30, 2008	19,806,147	$198,061	775,672	$7,757	$27,388,821

Fair value of options					188,795
Issuance of shares for options exercised	16,359	164			6,017
Warrants issued					22,667
Issuance of employee stock purchase plan shares	17,695	177			--
Purchase of treasury shares					--
Issuance of treasury stock in payment of earnout debt					32,950
Conversion from Class B to Class A	592	6	(592)	(6)	--
Net loss year ended June 30, 2009

Balance – June 30, 2009	19,840,793	$198,408	775,080	$7,751	$27,667,597

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (continued)
Consolidated Statements of Changes In Stockholders’ Equity

	Class A
	Treasury Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance – June 30, 2007	199,098	(191,700)	(8,574,946)	18,250,141

Fair value of options				380,187
Issuance of shares for warrants exercised				18,000
Issuance of shares for options exercised				105,889
Warrants issued				62,949
Issuance of employee stock purchase plan shares				10,827
Purchase of treasury shares	188,600	(494,216)		(494,216)
Conversion from Class B to Class A				--
Net income year ended June 30, 2008			324,728	324,728

Balance – June 30, 2008	387,698	$(685,916)	$(8,250,218)	$18,658,505

Fair value of options				188,795
Issuance of shares for options exercised				6,181
Warrants issued				22,667
Issuance of employee stock purchase plan shares				28,524
Purchase of treasury shares	409,784	(606,841)		(606,841)
Issuance of treasury stock in payment of earnout debt	(170,941)	167,050		200,000
Conversion from Class B to Class A				--
Net income year ended June 30, 2009			(2,454,008)	(2,454,008)

Balance – June 30, 2009	626,541	$(1,125,707)	$(10,704,226)	$16,043,823

46,295

See accompanying notes to consolidated financial statements

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(2,454,008)	$324,728
Net loss income from discontinued operations	(1,412,633)	(1,259,879)
Net (loss) income from continuing operations	$(1,041,375)	$2,448,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash (gain)/loss on equity method investments	(6,901)	265
Depreciation and amortization	1,233,646	938,874
Non-cash interest and other non-cash expense	150,027	143,036
Deferred income taxes	(1,312,980)	342,840
Stock based compensation	211,462	443,136
Provision for doubtful accounts	1,637,738	1,311,431
Changes in operating assets and liabilities:
Accounts and other receivables	(1,719,131)	(961,636)
Prepaid expenses and other current assets	285,051	(74,195)
Other assets	(447,776)	1,408,235
Accounts payable	57,015	163,816
Accrued expenses and other liabilities	68,515	(142,902)

Net cash (used in) provided by continuing operations	(884,709)	5,207,508
Net cash provided by (used in) discontinued operations	376,904	(35,912)
Net cash (used in) provided by operations	(507,805)	5,171,596

Cash flows from investing activities:
Acquisition of property and equipment	(1,306,316)	(3,056,957)
Proceeds from the sale of Pivotal assets	3,000,000	--
Equity investment in unconsolidated subsidiary	53,340	(700,000)
Construction in progress	--	(298,889)

Net cash provided by (used in) investing activities of continuing operations	1,747,024	(4,055,846)
Net cash provided by investing activities of discontinued operations	(32,188)	(31,495)
Net cash provided by (used in) investing activities	1,741,836	(4,087,341)

Cash flows from financing activities:
Repayment on revolving debt, net	(113,799)	(541,539)
Principal payments on long-term debt	(67,451)	397,414
Deferred financing costs	(15,000)	--
Purchase of treasury stock	(606,841)	(494,216)
Proceeds from issuance of common stock, net	34,705	134,715

Net cash used in financing continuing operations	(768,386)	(503,626)
Net cash used in financing discontinued operations	(381,527)	(746,295)
Net cash used in financing activities	(1,149,913)	(1,249,921)

Net (decrease) increase in cash, continuing operations	(93,929)	648,036
Net increase (decrease) in cash, discontinued operations	36,811	(813,702)
Net increase (decrease) in cash and cash equivalents	57,118	165,666)
Beginning cash and cash equivalents	3,142,226	3,307,892

Cash and cash equivalents, end of year	$3,199,344	$3,142,226
See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended June 30,

	2009	2008
Supplemental cash flow information:

Cash paid during the period for:
Interest	$316,024	$253,557
Income taxes	378,707	424,267

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in cashless exercise of options	$8,359	$406
Issuance of treasury stock in payment of earn-out debt	200,000	--
Obligations under capital leases	--	23,693
Disposal of fully depreciated equipment	--	5,614

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

PHC, Inc. ("PHC" or the “Company”) is incorporated in the Commonwealth of Massachusetts.  The Company is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services.  The Company also operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services.  The Company primarily operates under three business segments:

(1)
Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility in Detroit Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, four in Las Vegas, Nevada as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

(2)
Call center and help line services (contract services), including two call centers, one operating in Midvale, Utah and one in Detroit, Michigan.  The Company provides help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.  The call centers both operate under the brand name Wellplace; and

(3)
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
June 30, 2009

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

For the fiscal year ended June 30, 2009, Medicare reimbursement rates were based 100% on the prospective payment rates.  The Company will continue to file cost reports annually as required by Medicare to determine ongoing rates.  These cost reports are routinely audited on an annual basis.  Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly.  The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.  Approximately 25% and 29% of the Company’s total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2009 and 2008, respectively.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement.  To date, settlement adjustments have not been material.

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

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenues and accounts receivable (continued):

Contract support service revenue is a result of fixed fee contracts to provide telephone support.  Revenue for these services is recognized ratably over the service period.

Long-term assets include non-current accounts receivable, other receivables and other assets (see below for description of other assets).  Non-current accounts receivable consist of amounts due from former patients for service.  This amount represents estimated amounts collectable under supplemental payment agreements, arranged by the Company or its collection agencies, entered into because of the patients’ inability to pay under normal payment terms.  All of these receivables have been extended beyond their original due date.  Reserves are provided for accounts of former patients that do not comply with these supplemental payment agreements and accounts are written off when deemed unrecoverable.  Other receivables included as long-term assets include the non-current portion of loans provided to employees and amounts due on a contractual agreement

Charity care amounted to approximately $62,588 and $94,336 for the years ended June 30, 2009 and 2008, respectively.  Patient care revenue is presented net of charity care in the accompanying consolidated statements of operations.

The Company had accounts receivable from Medicaid and Medicare of approximately $1,417,000 at June 30, 2009 and $1,307,000 at June 30, 2008.  Included in accounts receivable is approximately $961,859 and $913,636 in unbilled receivables at June 30, 2009 and 2008, respectively.

Allowance for doubtful accounts:

The Company records an allowance for uncollectible accounts which reduces the stated value of receivables on the balance sheet.  This allowance is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance.  These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables.  The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period.  This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance, which the Company believes to be a reasonable valuation of its accounts receivable.

Estimates and assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid, the realization of deferred tax benefits and the valuation of goodwill, which represents a significant portion of the estimates made by management.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reliance on key clients:

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and patients for our outpatient operations and our employee assistance programs.  The loss of any of such contracts would impact the Company’s ability to meet its fixed costs.  The Company has entered into relationships with large employers, health care institutions, insurance companies and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs.  The employees of such institutions may be referred to the Company for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 25% of the Company’s total revenue is derived from these clients for all periods presented.  No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company’s consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue and attendant losses.

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

Other assets:

Other assets consist of deposits, deferred expenses, advances, investment in Seven Hills LLC, investment in Behavioral Health Partners, LLC, software license fees, and internally developed and acquired software which is being amortized over three to seven years based on its estimated useful life in accordance with specific guidelines outlined in AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Long-lived assets:

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.  The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2009.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments:

The carrying amounts of cash, trade receivables, other current assets, accounts payable, notes payable and accrued expenses approximate fair value based on their short-term maturity.  The carrying value of long term debt, which have variable interest rates, approximates fair value.

Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B Common Stock has additional voting rights.  All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2009 and 2008 using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Years Ended June 30,
	2009	2008
Weighted average shares outstanding – basic	20,090,521	20,166,659
Employee stock options	--	297,596

Weighted average shares outstanding – fully diluted	20,090,521	20,464,255

The following table summarizes securities outstanding as of June 30, 2009 and 2008, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

Years Ended June 30,

	2009	2008
Employee stock options	1,554,250	338,500
Warrants	343,000	310,000
Total	1,897,250	648,500

During fiscal 2009, the Company repurchased 409,784 shares of its Class A Common Stock.  This repurchase did not have a material impact on earnings per share.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”("SFAS No. 109").  SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable.  The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.  As a result of this assessment, during fiscal 2006, the Company eliminated 100% of the Federal deferred tax valuation allowance.

On July 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  In accordance with FIN 48, the Company may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to classify items of other comprehensive income in a financial statement.  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

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

     Under the provisions of SFAS 123R, the Company recorded $188,795 and $380,187 of stock-based compensation in its consolidated statements of operations for the years ended June 30, 2009 and 2008, respectively, which is included in administrative expenses as follows:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)

	Year ended June 30, 2009	Year ended June 30, 2008

Directors fees	$65,182	$116,661
Employee compensation	123,613	263,526

Total	188,795	$380,187

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the years ended June 30, 2009 and 2008 were calculated using the following assumptions:

                                                                                                                                                                                                                                                                             Year ended June 30,
	2009	2008

Risk free interest rate	3.25% - 4.00%	4.00%
Expected dividend yield	--	--
Expected lives	5-10 years	5-10 years
Expected volatility	50.2% - 57.0%	41.0%
Weighted average value of grants per share	$0.68	$1.32
Weighted average remaining contractual life of options outstanding (years)	3.70	3.74

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

Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options, there was no forfeiture rate assessed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated or additional expense if the forfeiture rate is lower than estimated.  To date there have been no ture-ups required

Advertising Expenses:

Advertising costs are expensed when incurred.  Advertising expenses for the years ended June 30, 2009 and 2008 were $163,110 and $140,207, respectively.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications:

Certain June 30, 2008 amounts have been reclassified to be consistent with the June 30, 2009 presentation.

Recent accounting pronouncements:

Recently Issued Standards

In January 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF 03-6-1 to have a material effect on the Company’s consolidated cinancial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008.   The Company does not expect the adoption of FAS160 to have a material effect on the company's consolidated financial statements.

      In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF 07-5 to have a material effect on the Company's consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

Recent accounting pronouncements: (continued)

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FASB Staff Position (“FSP”) applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of these FASB Staff Positions did not have a material impact on our consolidated financial statements.
Recently Adopted Standards

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

Recent accounting pronouncements: (continued)

Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.  FAS 165 requires disclosure of the date through which subsequent events have been evaluated.  We have evaluated subsequent events through the date of issuance of this report September 28, 2009

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.
.
NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

	As of June 30,
	2009	2008

Land	$69,259	$69,259
Buildings	1,136,963	1,136,963
Furniture and equipment	3,603,249	3,221,117
Motor vehicles	152,964	172,966
Leasehold improvements	4,626,839	3,731,338
	9,589,274	8,331,643
Less accumulated depreciation and amortization	4,902,164	3,949,222
Property and equipment, net	$4,687,110	$4,382,421

Total depreciation and amortization expenses related to property and equipment were $1,001,627 and $740,373 for the fiscal years ended June 30, 2009 and 2008, respectively.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

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

The Company’s goodwill of $969,098 relating to the treatment services reporting unit of the Company were evaluated under SFAS No. 142 as of June 30, 2009.  As a result of the evaluation, the Company determined that no impairment exists related to the goodwill associated with the treatment services reporting unit. The Company will continue to test goodwill for impairment at least annually in accordance with the guidelines of SFAS No. 142.

NOTE D - OTHER ASSETS

Included in other assets are investments in unconsolidated subsidiaries.  As of June 30, 2009 this includes the Company’s investment in Seven Hills Psych Center, LLC of $354,428 (this LLC holds the assets of the Seven Hills Hospital which is being leased by a subsidiary of the Company) and the Company’s investment in Behavioral Health Partners, LLC, of $698,869.  The first phase of this LLC’s building project, an additional out patient clinic being leased by PHC of Nevada, Inc, the Company’s outpatient operations in Las Vegas, Nevada, was completed in the fourth quarter of 2009.

The following table lists amounts included in other assets:

Description	As of June 30,
	2009	2008
Software development & license fees	$1,173,973	$1,400,957
Investment in unconsolidated subsidiary	1,053,297	1,099,735
Deposits and other assets	208,358	284,273

Total	$2,435,628	$2,784,965

Total accumulated amortization of software license fees was $558,450 and $326,429 as of June 30, 2009 and $326,429 as of June 30, 2008 respectively.  Total amortization expense related to software license fees was $232,019 and $198,501 for the fiscal years ended June 30, 2009 and 2008, respectively.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE D - OTHER ASSETS (CONTINUED)

The following is a summary of expected amortization expense of software licensure fees for the succeeding fiscal years and thereafter as of June 30, 2009:

Year Ending
June 30,	Amount

2010	$235,060
2011	206,770
2012	154,801
2013	154,801
2014	154,801
Thereafter	267,740
1,173,973

NOTE E – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt is summarized as follows:	As of June 30,
	2009	2008
Term mortgage note payable with monthly principal installments of $50,000 beginning July 1, 2007 increasing to $62,500 July 1, 2009 until the loan terminates. The note bears interest at prime (3.25% at June 30, 2009) plus 0.75% but not less than 6.25% and is collateralized by all of the assets of the Company and its material subsidiaries except Pivotal Research Centers, Inc.	$935,000	$787,143
9% mortgage note due in monthly installments of $4,850 including interest through July 1, 2012, when the remaining principal balance is payable, collateralized by a first mortgage on the PHC of Virginia, Inc, Mount Regis Center facility.	195,704	234,671
Note payable due in monthly installments of $578 including interest at 5.9% through May 2010.	5,638	12,026
Note payable due in monthly installments of $555 including interest at 3.9% through March 2010.	4,921	11,244
Total	$1,141,263	$1,045,084
Less current maturities	652,837	651,379
Long-term portion	$488,426	$393,705

Maturities of notes payable and long-term debt are as follows as of June 30, 2009:

Year Ending
June 30,	Amount
2010	$ 652,837
2011	381,243
2012	50,582
2013	56,601
Thereafter	--

$1,141,263

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE E – NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

In October 2004, the Company refinanced its revolving credit note under which a maximum of $3,500,000 may be outstanding at any time.  The outstanding balance on this note was $863,404 and $977,203 at June 30, 2009 and 2008, respectively.  This agreement was amended on June 13, 2007 to modify the terms of the agreement.  Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable.  Interest is payable monthly at prime (3.25% at June 30, 2009) plus 0.25%, but not less than 4.75%.  The average interest rate paid during the fiscal year ended June 30, 2009 was 7.56%, which includes the amortization of deferred financing costs related to the initial financing.  The amended term of the agreement is for two years, renewable for two additional one year terms. The Agreement was automatically renewed June 13, 2009 to effect the term through June 13, 2010.   Upon expiration, all remaining principal and interest are due.  The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries except Pivotal Research Centers, Inc. and guaranteed by PHC.  The Company paid $32,500 in commitment fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 expiring on June 13, 2017.

As of June 30, 2009, the Company was in compliance with all of its financial covenants under the revolving line of credit note.  These covenants were modified with the refinancing of the debt in June 2007 to include only a debt coverage ratio and a decreased minimum EBITDA.

NOTE F - CAPITAL LEASE OBLIGATION

At June 30, 2009, the Company was obligated under various capital leases for equipment providing for aggregate monthly payments of approximately $14,233 and terms expiring from June 2010 through June 2011.

The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

	June 30,
	2009	2008

Equipment and software	$574,402	$574,402
Less accumulated amortization and depreciation	(263,915)	(143,535)
	$310,487	$430,867

Amortization and depreciation expense related to these assets for the years ended June 30, 2009 and 2008 was $120,380 and $113,839 respectively.

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2009:

Year Ending June 30,
2010	122,997
2011	121,190
2012	19,737
Future minimum lease payments	263,924
Less amount representing interest	27,995
Total future principal payments	235,929
Less current portion	1,312,981
Long-term obligations under capital leases	$132,368

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,
	2009	2008

Accrued Contract Expenses	$559,466	$1,031,717
Accrued legal and accounting feesl	295,877	307,990
Accrued operating expenses	606,156	85,276

Total	$1,461,499	$1,434,983

NOTE H - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:
	Years Ended June 30,
	2009	2008
Deferred tax asset:
Stock based compensation	$33,382	$--
Allowance for doubtful accounts	923,625	847,000
Depreciation	236,401	320,000
Difference between book and tax bases of intangible assets	1,030,515	151,999
Credits	198,936	184,000
Operating loss carryforward	403,120	10,000
Gross deferred tax asset	2,825,979	1,512,999

Current portion	923,625	1,040,999
Long-term portion	1,902,354	472,000

The components of the income tax provision (benefit) for the years ended June 30, 2009 and 2008 are as follows:

	2009	2008
Current
Federal	$--	$112,582
State	425,557	73,545
	425,557	186,127
Deferred
Federal	(364,738)	958,707
State	4,945	220,889
	(259,793)	1,179,596

Income tax provision (benefit)	$65,764	$1,365,723

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2009 and 2008 is as follows:

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE H - INCOME TAXES (CONTINUED)

	2009	2008
Income tax provision at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	-29.12%	6.60%
Non-deductible expenses	-11.475%	5.06%
Other, net	-0.17%	0.65%
Effective income tax rate	-6.747%	46.29%

At June 30, 2009, the Company had a federal operating loss carryforward amounting to approximately $1.1 million which begin to expire in fiscal year 2024 and state operating loss carryforwards of approximately $760,000 which begin to expire in fiscal year 2010.  The Company has also generated Alternative Minimum Tax credit of approximately $199,000 which do not expire.  The Company’s federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and the State operating loss carryforwards are subject to review and possible adjustment by the state taxing authorities.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         The Company adopted the provisions of FIN 48 on July 1, 2007.  It requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2009, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our financial reporting or our disclosure requirements.

Tax years 2005-2008 remain open to examination by the major taxing authorities to which the Company is subject.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2018.  Rent expense for the years ended June 30, 2009 and 2008 was $3,811,374 and $1,987,494, respectively.  Rent expense includes certain short-term rentals.  Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2009 are as follows:

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Year Ending
June 30,	Amount

2010	$3,350,648
2011	3,021,448
2012	3,019,344
2013	2,598,899
2014	2,496,812
Thereafter	9,599,822
$24,086,973

Litigation:

The Company is a party in an action with a former employee who was terminated and filed a claim for wrongful termination.  During the current fiscal year this litigation reached binding arbitration.  As a result of this arbitration, the arbitrator awarded the employee approximately $410,000 plus costs.  In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney has recommended an appeal, which the Company intends to pursue.  The Company appealed this decision and the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements.  However, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying 2009 balance sheet.

The Company is subject to various claims and legal action that arise in the ordinary course of business.  In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

NOTE J – STOCKHOLDERS’ EQUITY AND STOCK PLANS

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

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

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

F-24

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The stock option plan, dated December 2003 and expiring in December 2013, as amended in October 2007, provides for the issuance of a maximum of 1,900,000 shares of Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company.  Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.  As of June 30, 2009, 507,500 options were granted under this plan leaving 536,563 options available for grant under this plan.

On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the “Plan”), which became effective February 1, 1996.  The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period to encourage stock ownership by all eligible employees.  The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan.  Before its expiration on October 18, 2005, 157,034 shares were issued under the plan.  On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan.  A maximum of 500,000 shares may be issued under the January 2006 plan.  The new plan is identical to the old plan and expires on January 31, 2016.  As of June 30, 2009, 32,881 shares have been issued under this plan.  During fiscal 2008 the Board of Directors authorized a new offering for a six month contribution term instead of the former one year term.  Eight employees participated and 6,801 shares were issued in the first six-month offering period, which began on February 1, 2008 and ended on July 31, 2008.  Ten employees participated and 10,894 shares were issued in the second offering which began on August 1, 2008 and ended January 31, 2009.  At June 30, 2009 there were 467,119 shares available for issue under the January 2006 plan.

The non-employee directors’ stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Through June 30, 2009, options for 145,500 shares were granted under the 1995 plan.  This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors’ stock plan.  The new plan is identical to the plan it replaced.  Under the new plan a maximum of 350,000 shares may be issued.  As of June 30, 2009, a total of 280,000 options were issued under the new plan.  On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options.  Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  The new plan will expire in January 2015, ten years from the date of shareholder approval.  At June 30, 2009 there were 70,000 options available for grant under this plan.

Under the above plans, at June 30, 2009, 1,167,182 shares were available for future grant or purchase.

                                                                                                            F-25

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following activity in its stock option plans for fiscal 2009 and 2008:
	Number	Weighted-Average
	of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding balance – June 30, 2007	1,096,000	$1.76
Granted	377,500	$2.84
Exercised	(174,000)	$0.84
Expired	(52,500)	$2.80
Outstanding balance – June 30, 2008	1,247,000	$2.17
Granted	428,750	$1.31
Exercised	(28,000)	$1.03
Expired	(93,500)	$1.61
Outstanding balance – June 30, 2009	1,554,250	$1.99	3.70	$150,240
Exercisable at June 30, 2009	985,059	$2.07	3.01	$100,683

Of the options granted during the fiscal year ended June 30, 2009, 47,811 were vested and the remaining options will vest over the next three years.  The fair value of the options vested was $0.68 per option.

In August 2008, 6,801 shares of common stock were issued under the employee stock purchase plan.  The Company recorded share based compensation expense of $2,380.  In February 2009, 10,894 shares of common stock were issued under the employee stock purchase plan.  The Company recorded share based compensation expense of $1,961.

During the fiscal year ended June 30, 2009, 28,000 options were exercised resulting in approximately $6,181 in proceeds.  Included in the above balance, 20,000 options were exercised using a cashless exercise feature resulting in the issuance of 8,359 common shares.

The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2009 and 2008 was $0.68 and $1.32, respectively.  The total intrinsic value of options exercised during the fiscal years ended June 30, 2009 and 2008 was $20,760 and $335,438, respectively.

As of June 30, 2009 there was $274,442 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans.  This cost is expected to be recognized over the next four years.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

In addition to the outstanding options under the Company’s stock plans, the Company has the following warrants outstanding at June 30, 2009:

Date of Issuance	Description	Number of Shares	Exercise Price	Expiration Date
06/13/2007	Warrants issued in conjunction with long-term debt transaction, $456,880 recorded as deferred financing costs	250,000 shares	$3.09 per share	June 2017
09/01/2007	Warrants issued for consulting services $7,400 charged to professional fees	6,000 shares	$3.50 per share	Sept 2012
10/01/2007	Warrants issued for consulting services $6,268 charged to professional fees	6,000 shares	$3.50 per share	Oct 2012
11/01/2007	Warrants issued for consulting services $6,013 charged to professional fees	6,000 shares	$3.50 per share	Nov 2012
12/01/2007	Warrants issued for consulting services $6,216 charged to professional fees	6,000 shares	$3.50 per share	Dec 2012
01/01/2008	Warrants issued for consulting services $7,048 charged to professional fees	6,000 shares	$3.50 per share	Jan 2013
02/01/2008	Warrants issued for consulting services $5,222 charged to professional fees	6,000 shares	$3.50 per share	Feb 2013
03/01/2008	Warrants issued for consulting services $6,216 charged to professional fees	6,000 shares	$3.50 per share	Mar 2013
04/01/2008	Warrants issued for consulting services $5,931 charged to professional fees	6,000 shares	$3.50 per share	Apr 2013
05/01/2008	Warrants issued for consulting services $6,420 charged to professional fees	6,000 shares	$3.50 per share	May 2013
06/01/2008	Warrants issued for consulting services $6,215 charged to professional fees	6,000 shares	$3.50 per share	June 2013
07/01/2008	Warrants issued for consulting services $5,458 charged to professional fees	6,000 shares	$3.50 per share	Jul 2013
08/01/2008	Warrants issued for consulting services $4,914 charged to professional fees	6,000 shares	$3.50 per share	Aug 2013
09/01/2008	Warrants issued for consulting services $5,776 charged to professional fees	6,000 shares	$3.50 per share	Sep 2013
10/01/2008	Warrants issued for consulting services $2,603 charged to professional fees	3,000 shares	$3.50 per share	Oct 2013
11/01/2008	Warrants issued for consulting services $1,772 charged to professional fees	3,000 shares	$3.50 per share	Nov 2013
12/01/2008	Warrants issued for consulting services $780 charged to professional fees	3,000 shares	$3.50 per share	Dec 2013
01/01/2009	Warrants issued for consulting services $725 charged to professional fees	3,000 shares	$3.50 per share	Jan 2014
02/01/2009	Warrants issued for consulting services $639 charged to professional fees	3,000 shares	$3.50 per share	Feb 2014

Warrants issued for services or in connection with debt are valued at fair value at grant date using the Black-Scholes pricing model and accounted for in a manner consistent with the underlying reason the warrants were issued.  Charges to operations in connection with warrants were $22,667 and $62,949 in fiscal 2009 and 2008, respectively.  All of these warrants were fully vested at the grant date.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following warrant activity during fiscal 2009 and 2008:

Outstanding balance – June 30, 2007	280,000
Warrants issued	60,000
Exercised	(20,000)
Expired	10,000)
Outstanding balance – June 30, 2008	310,000
Warrants issued	33,000
Exercised
Expired	--
Outstanding balance – June 30, 2009	343,000

During fiscal 2009, the Company issued warrants to purchase 33,000 shares of Class A common stock as part of a consulting agreement for marketing services.  The fair value of these warrants of $22,667 was recorded as professional fees when each warrant was issued as reflected in the table above.

During fiscal 2007, the Company issued warrants to purchase 250,000 shares of Class A common stock to the Company’s lender as part of the refinancing of its term loan.  The relative fair value of the warrant of $456,880 was recorded as deferred financing costs and is being amortized as non-cash interest expense over the period of the loan of two years.

During the fiscal year ended June 30, 2009, the Company acquired 409,784 shares of Class A common stock for $606,841 through a broker under a Board approved plan.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

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

	Behavioral Health Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total
For the year ended June 30, 2009
Revenues-external customers	$42,599,963	$--	$3,811,056	---	--	$46,411,019
Revenues – intersegment	3,065,600	--	--	5,358,800	(8,424,400)	--
Segment net income (loss)	2,634,421	(1,208,064)	795,345	(4,675,710)	--	(2,454,008)
Total assets	13,010,748	--	478,925	9,202,320	--	22,691,993
Capital expenditures	1,289,381	--	5,092	11,843	--	1,306,316
Depreciation & amortization	927,151	--	100,928	205,567	--	1,233,646
Goodwill	969,098	--	--	--	--	969,098
Interest expense	191,062	--	20	261,125	--	452,207
Income tax expense (benefit)	--	--	--	65,764	--	65,764

For the year ended June 30, 2008
Revenues-external customers	$40,856,077	$--	$4,541,260	$--	$--	$45,397,337
Revenues – intersegment	674,359	--	--	4,362,890	(5,037,249)	--
Segment net income (loss)	5,701,316	(2,340,866)	1,084,060	(4,119,782)	--	324,728
Total assets	11,903,346	5,313,993	504,705	8,784,981	--	26,507,025
Capital expenditures	3,191,075	--	62,911	101,860	--	3,355,846
Depreciation & amortization	604,359	--	117,163	217,352	--	938,874
Goodwill	969,098	--	--	--	--	969,098
Interest expense	203,417	--	2,092	191,121	--	396,630
Income tax expense (benefit)	806,215	--	73,292	486,216	--	1,365,723

All revenues from contract services provided for the treatment services segment and treatment services provided to other facilities included in the treatment services segment are eliminated in the consolidation and shown on the table above under the heading “Revenues intersegment.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE L – QUARTERLY INFORMATION (Unaudited)

The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2009 and 2008.

2009	1st Quarter	2nd Quarter 3rd Quarter		4th Quarter

Revenue	$11,691,905	$11,020,316	$12,006,169	$11,692,629
Income (loss) from operations	(434,819)	(843,215)	97,540	381,661
Income (loss) from continuing operations	(394,919)	(403,793)	7,388	(250,051)
Income (loss) from discontinued operations	62,216	(1,312,280)	(159,031)	(3,538)
Net income (loss) available to common shareholders	(332,703)	(1,716,073)	(151,643)	(253,589)

Basic net income (loss) per common share
Continued operations	$(0.02)	$(0.02)	$0.00	$(0.01)
Discontinued operations	$(0.00)	$(0.07)	$(0.01)	$0.00
Income (loss)	$(0.02)	$(0.09)	$(0.01)	$(0.01)
Basic weighted average number of shares outstanding	20,178,087	20,131,080	20,017,703	20,033,007

Fully diluted net income per common share
Continuing operations	$(0.02)	$(0.02)	$0.00	$(0.01)
Discontinued operations	$0.00	$(0.07)	$(0.01)	$0.00
Income (loss)	$(0.02)	$(0.09)	$(0.01)	$(0.01)
Fully diluted weighted average number of shares outstanding	20,178,087	20,131,080	20,017,703	20,033,007

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE L – QUARTERLY INFORMATION (Unaudited) (continued)
2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$11,283,201	$11,272,577	$11,339,388	$11,502,171
Income from operations	1,152,317	834,175	716,874	394,571
Income (loss) from continuing operations	623,795	524,490	606,824	(170,502)
Income (loss) from discontinued operations	176,216	(42,658)	(450,789)	(942,648)
Net income available to common shareholders	800,011	481,832	156,035	(1,113,150)

Basic net income (loss) per common share
Continued operations	$0.03	$0.03	$0.03	$(0.01)
Discontinued operations	$0.01	$(0.01)	$(0.02)	$(0.05)
Income (loss)	$0.04	$0.02	$0.01	$(0.06)
Basic weighted average number of shares outstanding	20,136,781	20,143,636	20,188,228	20,198,572

Fully diluted net income per common share
Continuing operations	$0.03	$0.03	$0.03	$(0.01)
Discontinued operations	$0.01	$(0.01)	$(0.02)	$(0.05)
Income (loss)	$0.04	$0.02	$0.01	$(0.06)
Fully diluted weighted average number of shares outstanding	20,601,828	20,485,294	20,477,709	20,198,572

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

Note M- Discontinued Operations

During the quarter ended March 31, 2009, the Company sold the assets of its research division, Pivotal Research Centers, Inc. (“Pivotal”), a Delaware corporation, for $3,000,000, to Premier Research International, LLC (“Premier”) a Delaware limited liability company.  The other parties to the Agreement included Premier Research Arizona, LLC, a Delaware limited liability company and wholly-owned subsidiary of Premier, and Pivotal Research Centers, LLC, an Arizona limited liability company.  This transaction resulted in a gain of approximately $161,000.
The following table summarizes the discontinued operations for the periods presented:

	For the year ended June 30,
	2009	2008

Revenue	$2,364,969	$4,733,174
Gain on sale of assets	161,418	--
Operating Expenses	$4,828,266	$6,763,193

Loss before taxes	$(2,301,879)	$(2,030,019)
Income tax (benefit) provision	$(889,246)	$770,140

Net income (loss) from discontinued operations	$(1,412,633)	$(1,259,879)

The following table summarizes the Assets and Liabilities held for sale as presented:

	As of
	June 30, 2009	June 30, 2008

Cash	$--	$190,162
Accounts receivable	--	2,102,347
Property and equipment	--	74,314
Intangible assets	--	2,748,277
Other assets	--	198,893
Total Assets held for sale	$--	$5,313,993

Accounts payable	$--	$162,660
Deferred revenue	--	54,242
Accrued expenses	--	197,846
Other liabilities	--	729,882
Total Liabilities held for sale	$--	$1,144,630

Note N - Related Parts Transaction
During the quarter ended March 31, 2009, the Company’s Board of Directors voted by unanimous written consent to allow short-term borrowing from related parties up to a maximum of $500,000, with an annual interest rate of 12% and a 2% origination fee.  The Company utilized this funding during the March 31, 2009 quarter for a total of $275,000 as follows:

Related Party	Amount

Eric E. Shear	$200,000.00
Stephen J. Shear	75,000.00

Both individuals are brothers of Bruce A. Shear, the Company’s CEO and President of the Board of Directors.  This amount was paid in full in March 2009 including $1,447 in interest.

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

Management conducted an evaluation of the design and operations of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of June 30, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company as of the date of the Company’s Annual Report on Form 10-K are as follows:

Name	Age	Position
Bruce A. Shear	54	Director, President and Chief Executive Officer
Robert H. Boswell	61	Senior Vice President
Paula C. Wurts	60	Treasurer, Chief Financial Officer and Clerk
Donald E. Robar (1)(2)(3)	72	Director
Howard W. Phillips	79	Director
William F. Grieco (1)(2)(3)	55	Director
David E. Dangerfield (1)(3)	68	Director

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

BRUCE A. SHEAR has been President, Chief Executive Officer and a Director of the Company since 1980 and Treasurer of the Company from September 1993 until February 1996. From 1976 to 1980, he served as Vice President, Financial Affairs, of the Company. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over fifteen years and is currently a member of the board of directors of the National Association of Psychiatric Health Systems. Mr. Shear received an M.B.A. from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976.  Since November 2003, Mr. Shear has been a member of the board of directors of Vaso Active Pharmaceuticals, Inc., a company marketing and selling over-the-counter pharmaceutical products that incorporate Vaso’s transdermal drug delivery technology.

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

WILLIAM F. GRIECO has served as a Director of the Company since February 1997.  Since 2008, Mr. Grieco has served as the Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization servicing healthcare science and technology companies.  From 2003 to 2008 he served as Vice President and General Counsel of American Science and Engineering, Inc., an X-Ray inspection technology company, as well as,  Managing Director of Arcadia Strategies, LLC.  From 2001 to 2002, he also served as Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology Company.  Previously, from 1995 to 1999, he was Senior Vice President and General Counsel for Fresenius Medical Care North America.  Prior to that, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm.  Mr. Grieco received a B.S. from Boston College in 1975, an M.S. in Health Policy and Management from Harvard University in 1978 and a J.D. from Boston College Law School in 1981.

DAVID E. DANGERFIELD has served as a Director of the Company since December 2001.  He formerly served as the Chief Executive Officer for Valley Mental Health in Salt Lake City, Utah from 1977-2007.  Since 1974, he has been a partner for Professional Training Associates (PTA).  In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services.  David Dangerfield served for a number of years as a Board member of the Mental Health Risk Retention Group and Utah Alliance for the Mentally Ill, an advocacy organization of family and friends of the mentally ill, which are privately held corporations, and the Utah Hospital Association, which is a trade organization in Utah.  Mr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.  He currently serves as President and CEO of Avalon Health Care, Inc. (AHC).  AHC is a multi-state, post-acute health care provider in senior care operating nursing homes, assisted living, rehabilitation and hospice services.

Meetings of the Board of Directors

During fiscal 2009, the Board of Directors held a total of four meetings and took action by written consent four times.  Each director attended all of the meetings of the Board and committees of the Board on which such director served.

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

o
The accountants qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and financial disclosures and how aggressive (or conservative) the accounting principles and underlying estimates are.

o	Any serious difficulties or disputes with management encountered during the course of the audit.

o	Anything else about the audit procedures or findings that PCAOB requires the accountants to discuss with the committee.
•	Consider and review with management and a designated accounting staff member:

o	Any significant findings during the year and management's responses to them.
o	Any difficulties an accounting staff member encountered while conducting audits, including any restrictions on the scope of their work or access to required information.

o	Any changes to the planned scope of management's internal audit plan that the committee thinks advisable.
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

During fiscal 2009 the Audit Committee consisted of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco.  As required by the SEC, all members of the audit committee are “independent” as such term is defined pursuant to applicable SEC rules and regulations and as required under NYSE Amex listing standard Section 121.  Dr. Dangerfield serves as the chairman and is the audit committee financial expert.  The Company reviewed Dr. Dangerfield’s extensive experience managing the budget and operations for large Behavioral Healthcare organizations and determined that this industry experience qualifies him to act as the financial expert in accordance with SEC requirements.  During fiscal 2009, the Audit Committee met five times and took action by written consent once.  All of the committee members attended the meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established in October, 2005.  This committee is appointed by the Board of Directors for the purpose of (i) identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company’s stockholders, and (ii) developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company.  The Nominating and Corporate Governance Committee consists of Dr. David Dangerfield, Mr. Donald Robar and Mr. William Grieco.  All members of the Nominating and Corporate Governance Committee are independent as required under NYSE Amex listing standards.

Compensation Committee

The Board of Directors has appointed the members of the Compensation Committee to review and approve officer’s compensation, formulate bonuses for management and administer the Company’s equity compensation plans.  The Compensation Committee is a chartered committee made up of independent members of the Board of Directors.  During fiscal 2009 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco.  Both members of the Compensation Committee are independent as required under NYSE Amex listing standards.  The Compensation Committee met twice during fiscal 2009, once telephonically and once in person.  Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

Based on the review of the filings and written representations from the Company’s directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year were filed, however, each of the officers and directors below did not timely file a Form 4 relating to the grant of stock options on June 15, 2009.

Bruce A. Shear	Howard Phillips
Robert Boswell	Donald Robar
Paula Wurts	David Dangerfield
William Grieco

All forms, reporting the above stock option grant to officers and directors were filed on July 2, 2009.

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

The members of our Compensation Committee during fiscal 2009 were Donald Robar and William Grieco.  Each current member of our Compensation Committee is an independent, non-employee director.  During fiscal 2009, the Compensation Committee met twice, once telephonically and once in person.

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

Insurance and Other Employee Benefits

We maintain insurance benefits for all employees that include health, dental and life insurance.  The Company bears one hundred percent of the cost of these benefits for the named executives.  In addition the Company provides a company vehicle or an auto allowance, additional supplemental life insurance and other supplemental taxable fringe benefits for the named executive officers.  In addition, the Company provides a disability pool for the named executives based on the number of years of service.  The number of days of pay under the disability plan increases incrementally until it reaches a maximum accrual of 730 days.  This disability pool has no cash value and is not payable upon termination of employment.  The Company also provides an Executive Retirement plan, which allows for the use of the accrued disability plan bank to be distributed as an annuity over a four year period at the named executive’s retirement providing the minimum term of employment of twenty years of service has been met.  For the fiscal year ended June 30, 2009, no accrual has been made for this retirement plan as each of the named executives have waived their right to the retirement plan based on the Company’s financial position at the time that the plan was approved.

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

Name and position	Multiplier	Amount at 6/30/2009

Bruce A. Shear, Chief Executive Officer	2.99	$1,269,172
Robert H. Boswell, Senior Vice President	2.00	379,972
Paula C. Wurts, Chief Financial Officer	2.00	327,493

Changes in Executive Compensation for Fiscal 2009

In September 2008, the Compensation Committee met to discuss the compensation of the named executive officers.  The meeting resulted in a proposal to the Board of Directors in light of current economic conditions to hold base salaries and the net earnings targets for the named executive officers the same for fiscal 2009 as fiscal 2008. The Board of Directors accepted the proposals of the Committee and no changes were made; however, due to continued depressed economic conditions, a 10% decrease in salaries was effected for the named executive officers and although bonus and stock-based compensation targets were available no targets were met during fiscal 2009.

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

Three executive officers of the Company received compensation in the 2009 fiscal year, which exceeded $100,000.  The following table sets forth the compensation paid or accrued by the Company for services rendered to these executives in fiscal year 2009, 2008 and 2007:

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Option Awards ($) (f)		All Other Compensation ($) (i)		Total ($) (j)

Bruce A. Shear President and Chief Executive Officer	2009 2008 2007	$ $ $	453,846 470,077 420,957	$ $ $	-- 60,000 40,000	$ $ $	33,943 59,761 38,013	$ $ $	13,685(1) 24,312(2) 21,833(3)	$ $ $	501,474 614,150 520,803

Robert H. Boswell Senior Vice President	2009 2008 2007	$ $ $	201,923 210,000 196,538	$ $ $	-- 26,000 20,000	$ $ $	12,977 22,653 11,778	$ $ $	14,001(4) 14,898 (5) 14,901 (6)	$ $ $	228,901 273,551 243,217

Paula C. Wurts Chief Financial Officer, Treasurer and Clerk	2009 2008 2007	$ $ $	174,039 181,000 170,231	$ $ $	-- 26,000 20,000	$ $ $	12,899 22,356 11,481	$ $ $	13,268(7) 13,503(8) 76,563 (9)	$ $ $	200,206 242,859 278,275

*  The named executive officers did not forfeit any stock options during any of the fiscal years presented.  For information regarding the assumptions used to value these stock options, see “Note A THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Stock-based compensation” in the financial statements included in this report.

(1)
This amount represents $8,894 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Shear, $3,706 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear and $1,085 in personal use of a Company car held by Mr. Shear.

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

(4)	This amount represents a $6,000 automobile allowance and $8,001 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell.

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

(7)
This amount represents a $4,800 automobile allowance, $8,001 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Ms. Wurts and, $467 in benefit derived from the purchase of shares through the employee stock purchase plan.

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

COMPENSATION OF DIRECTORS

Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive a $10,000 stipend per year and $2,500 for each Board meeting they attend. The Audit Committee Chairperson receives an annual stipend of $5,000, members of the audit committee receive an annual stipend of $3,000 and compensation committee and nominating/governance committee members receive an annual stipend of $2,000.  In addition, Directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan").  During the last two quarters of the fiscal year the Directors affected a 10% decrease in their compensation based on general economic conditions.  The following table presents Director compensation for the fiscal year ended June 30, 2009.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)

Donald Robar	$26,325	$21,727	$--	$48,052
William Grieco	$26,325	$21,727	$--	$48,052
David Dangerfield	$26,325	$21,727	$--	$48,052
Howard W. Phillips*	$--	$15,053	$29,683	$44,736

*	Mr. Phillips is an employee of the Company, serving as a Public Relations Specialist. Other than his salary as an employee he receives no additional compensation as a director.

As of June 30, 2009 each member of the Board of Directors had the following options outstanding:  Donald Robar, 165,000 (123,750 vested); William Grieco, 169,000 (127,750 vested); David Dangerfield, 107,500 (66,250 vested); and, Howard Phillips, 107,500 (66,250 vested).

Compensation Committee Interlocks and Insider Participation

During fiscal 2009 the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco, neither of whom was an officer or employee of the Company during the 2009 fiscal year.  Mr. Robar served as the Company’s Treasurer from February 1996 until April 2000.  During the 2009 fiscal year, none of our executive officers served on our Compensation Committee (or equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

During the fiscal year ended June 30, 2009, the Company issued additional options to purchase 368,750 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $1.05 to $2.35.  Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant; however, 177,500 of the options granted in fiscal 2009 vest 100% after  one year.

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

 A total of 157,034 shares of Class A Common Stock were issued under the 1995 plan before it’s expiration and 32,881 shares have been issued under the 2005 plan.   A total of 17,695 shares were issued in the two offerings during the fiscal year ended June 30, 2009.  Six employees are participating in the current offering period under the plan, which began on August 1, 2009 and will end on January 31, 2010.

Non-Employee Director Stock Option Plan

       The non-employee directors’ stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board.  Through June 30, 2009, options for 145,500 shares were granted under the 1995 plan.  This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors’ stock plan.  The new plan is identical to the plan it replaced.  Under the new plan a maximum of 350,000 shares may be issued.  On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options.  Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  The new plan will expire in January 2015, ten years from the date of shareholder approval.  As of June 30, 2009, 280,000 options have been issued under the plan.

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

Options Exercised

During the fiscal year ended June 30, 2009, a total of 28,000 options were exercised under the plans at prices ranging from $0.22 to $1.20.

The following table provides information about options granted to the named executive officers during fiscal 2009 under the Company’s Stock Plan, Employee Stock Purchase Plan and Non-Employee Director Stock Plan.

GRANTS OF PLAN-BASED AWARDS
Name (a)	Grant Date (b)	All Other Option Awards Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share)* (k)		Grant Date Fair Value of Stock and Option Awards (l)

Bruce A. Shear	11/28/2008 06/15/2009	50,000 20,000	$ $	1.25 1.20	$ $	30,200 12,448

Robert H. Boswell	11/28/2008 06/15/2009	15,000 10,000	$ $	1.25 1.20	$ $	9,060 6,224

Paula C. Wurts	11/28/2008 06/15/2009	15,000 10,000	$ $	1.25 1.20	$ $	9,060 6,224

These options were approved for issue by the board separate from the established Executive bonus plan.  None of the targets were met based on the Company’s performance in fiscal 2009.  The options issued on November 28, 2008 will vest 100% after one year and expire after five years.  The options issued June 15, 2009 were 25% vested when issued and vest 25% on each of the next three anniversary date of the grant and expire after five years.  The Company utilized the Black-Scholes valuation model for estimating the Grant Date Value with no adjustments for non-transferability or risk of forfeiture.  The assumptions used are as follows:

	11/28/2008	06/15/2009
Risk free interest rate	4.00%	3.25%
Expected dividend yield	0.0%	0.0%
Expected lives	5	5
Expected volatility	50.24%	57.03%

The following table provides information about options outstanding, held by the named executive officers at the end of fiscal 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
(a)	(b)	(c)	(e)		(f)

Bruce A. Shear	15,000 15,000 15,000 15,000 75,000 15,000 7,500 11,250 10,000 10,000 -- 5,000	-- -- -- -- -- -- 7,500 3,750 10,000 10,000 50,000 15,000	$ $ $ $ $ $ $ $ $ $ $ $	1.37 1.21 2.38 2.68 2.68 2.20 2.95 2.06 2.90 2.75 1.25 1.20	11/04/2009 11/04/2009 06/16/2010 09/20/2010 09/20/2010 05/22/2011 10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014
Robert H. Boswell	25,000 20,000 1,250 7,500 3,750 5,625 5,000 5,000 -- 2,500	-- -- -- -- 3,750 1,875 5,000 5,000 15,000 7,500	$ $ $ $ $ $ $ $ $ $	1.41 2.73 1.95 2.20 2.95 2.06 2.90 2.75 1.25 1.20	12/21/2009 09/22/2010 02/16/2011 05/22/2011 10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
(a)	(b)	(c)	(e)		(f)

Paula C. Wurts	25,000 20,000 7,500 3,750 5,625 5,000 5,000 -- 2,500	-- -- -- 3,750 1,875 5,000 5,000 15,000 7,500	$ $ $ $ $ $ $ $ $	1.41 2.73 2.20 2.95 2.06 2.90 2.75 1.25 1.20	12/21/2009 09/22/2010 05/22/2011 10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014

OPTIONS EXERCISED AND STOCK VESTED

There were no options exercised or stock vested held by the named executive officers in the fiscal year ended June 30, 2009.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of shares of the Company’s Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of August 15, 2009 by each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, each director of the Company, each of the named executive officers as defined in 17 CFR 228.402(a)(2) and all directors and officers of the Company as a group.  Shares of common stock subject to stock options vesting on or before October 14, 2009 (within 60 days of August 15, 2009) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.  Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  In preparing the following table, the Company has relied on the information furnished by the persons listed below:

Beneficial Owners 5%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (11)	Percent of Class
Class A Common Stock	Marathon Capital Mgmt, LLC 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	1,950,650	10.17%
	Camden Partners Capital Management LLC 500 East Pratt Street, Suite 1200 Baltimore, MD 21202	2,456,788	12.8%

Beneficial Ownership of Named Executives and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (11)	Percent of Class
Class A Common Stock	Bruce A. Shear	777,495(1)	4.0%

	Robert H. Boswell	276,682(2)	1.4%

	Paula C. Wurts	223,789(3)	1.2%

	Howard W. Phillips	220,000(4)	1.1%

	Donald E. Robar	180,417(5)	1.0%

	William F. Grieco	192,000(6)	1.0%

	David E. Dangerfield	96,190(7)	*

	All Directors and Officers as a Group (7 persons)	1,966,573(8)	9.8%

Class B Common Stock (9)	Bruce A. Shear	721,259(10)	93.1%

	All Directors and Officers as a Group (7 persons)	721,259	93.1%
*  Less than 1%

1.	Includes 197,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.20 to $2.95 per share.

2.	Includes 77,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $1.20 to $2.95 per share.

3.	Includes 76,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.20 to $2.95 per share.

5.	Includes 123,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.35 to $3.18 per share.

6.	Includes 127,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.18 per share.

7.	Includes 66,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.20 to $3.18 per share.

8.
Includes an aggregate of 735,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options.  Of those options, 60,000 have an exercise price of $3.18, 22,500 have an exercise price of $2.95 per share, 20,000 have an exercise price of $2.90 per share, 40,000 have an exercise price of $2.84 per share, 15,000 have an exercise price of $2.83 per share, 20,000 have an exercise price of $2.75 per share, 40,000 have an exercise price of $2.73 per share, 90,000 have an exercise price of $2.68 per share, 15,000 have an exercise price of $2.38 per share, 30,000 have an exercise price of $2.20 per share, 80,000 have an exercise price of $2.11 per share, 22,500 have an exercise price of $2.06 per share, 1,250 have an exercise price of $1.95 per share, 20,000 have an exercise price of $1.50 per share, 40,000 have an exercise price of $1.48 per share, 50,000 have an exercise price of $1.41 per share, 15,000 have an exercise price of $1.37 per share, 20,000 have an exercise price of $1.33 per share, 15,000 have an exercise price of $1.21 per share, 20,000 have an exercise price of $1.20 per share, 2,000 have an exercise price of $.81 per share, 20,000 have an exercise price of $.75 per share, 20,000 have an exercise price of $.74 per share, 35,000 have an exercise price of $.55 per share, 20,000 have an exercise price of $.35 per share and 2,000 have an exercise price of $.22 per share.

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

Based on the number of shares listed under the column headed “Amount and Nature of Beneficial Ownership,” the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 2009:

Bruce A. Shear	18.81%
All Directors and Officers as a Group (7 persons)	23.37%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS as of JUNE 30, 2009
PLAN	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1993 Option plan	55,000	$0.62	--
2003 Option plan	1,165,250	$2.05	630,063
2006 Employee stock Purchase plan	--	$0.00	467,119
1995 Director plan	64,000	$0.78	--
2005 Director plan	270,000	$2.30	70,000

Total Shares and Options authorized	1,554,250	$1.99	1,167,182

All equity compensation plans were approved by the security holders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the quarter ended March 31, 2009, the Company’s Board of Directors voted by unanimous written consent to allow short-term borrowing from related parties up to a maximum of $500,000, with an annual interest rate of 12% and a 2% origination fee.  The Company utilized this funding during the March 31, 2009 quarter for a total of $275,000 as follows:

Related Party	Amount

Eric E. Shear	$200,000.00
Stephen J. Shear	75,000.00

Both individuals are brothers of Bruce A. Shear, the Company’s CEO and President of the Board of Directors.  This amount was paid in full in March 2009.

In addition, during the fiscal year, the Company repurchased shares from beneficial owners of the Company as shown below:

Related Party	Number of Shares	Amount

Camden Partners Limited Partnership, Camden Partners II Limited Partnership and Camden Partners Capital Management, LLC	146,024	$235,098.64
First Quadrant Mercury, L.P.	53,976	86,901.36

Total	200,000	$322,000.00

There were no other related party transactions for the periods presented in this Annual Report on 10-K.  There have been no other related party transactions as of the date of this report.

Before entering into any contract or agreement involving a related party the Board of Directors reviews and approves the transaction.  In the event one of the related parties is a member of the Board of Directors, that member of the Board recuses himself from participation in the discussion or approval of the transaction.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to PHC, Inc.’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2009.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.
1)	Consolidated Financial Statements: Page Number

•	Report of Independent Registered Public Accounting Firm F-2
•	Consolidated balance sheets F-3
•	Consolidated statements of operations F-4
•	Consolidated statements of changes in stockholders’ equity F-5
•	Consolidated statements of cash flows F-6 – F-7
•	Notes to consolidated financial statements F-8 – F-32

2)	Financial Statement Schedules: All schedules are included in the consolidated financial statements and footnotes thereto.
(b)	Exhibits

Exhibit No.	Description

3.1
Restated Articles of Organization of the Registrant, as amended.  (Filed as exhibit 3.1 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2008, and hereby incorporated by reference.  Commission file number 1-33323).

3.2
Amended and Restated By-laws of the Registrant  (Filed as exhibit 3.3 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2007, and hereby incorporated by reference.  Commission file number 0-22916).

4.1
Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000.  (Filed as exhibit 4.36 to the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission on September 26, 2001 and hereby incorporated by reference.  Commission file number 0-22916).

4.2
Form of Subscription Agreement and Warrant.  (Filed as exhibit 4.20 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004, and hereby incorporated by reference.  Commission file number 0-22916).

4.3
Warrant Agreement issued to Capital Source Finance, LLC to purchase 250,000 Class A Common shares dated June 13, 2007. (Filed as exhibit 4.4 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2007, and hereby incorporated by reference. Commission file number 0-22916).

10.1
Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date.  (Filed as exhibit 10.1 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 1994, and hereby incorporated by reference.)

10.2
Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994.  (Filed as exhibit 10.57 to the Company's report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 1994, and hereby incorporated by reference).

10.3
Copy of Note of Bruce A. Shear in favor of Steven J. Shear, dated December 1988, in the amount of $195,695; Pledge Agreement by and between Bruce A. Shear and Steven J. Shear, dated December 15, 1988; Stock Purchase Agreement by and between Steven J. Shear and Bruce A. Shear, dated December 1, 1988.  (Filed as exhibit 10.2 to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 2, 1994 and hereby incorporated by reference.  Commission file number 333-71418).

10.4
Agreement between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997.  (Filed as exhibit 10.4 to the Company’s report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 1997 and hereby incorporated by reference.  Commission file number 0-22916)

Exhibit No.	Description

10.5
Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997.  (Filed as exhibit 10.5 to the Company’s report on Form 10-KSB, filed on October 14, 1997 and hereby incorporated by reference.  Commission file number 0-22916).

**10.6
The Company’s 1993 Stock Purchase and Option Plan, as amended December 2002.  (Filed as exhibit 10.23 to the Company’s registration statement  on Form S-8 filed with the Securitites and Exchange Commission on January 8, 2003, and hereby incorporated by reference.  Commission file number 333-102402).

**10.7
The Company’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002.  (Filed as exhibit 10.24 to the Company’s registration statement on Form S-8  filed with the Securities and Exchange Commission on January 8, 2003 and hereby incorporated by reference.  Commission file number 333-102402).

**10.8
The Company’s 1995 Employee Stock Purchase Plan, as amended December 2002.  (Filed as exhibit 10.25 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on January 8, 2003 and hereby incorporated by reference.  Commission file number 333-102402).

10.9
Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC.  (Filed as exhibit 10.38 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004 and hereby incorporated by reference.  Commission file number 0-22916).

10.10
Term Loan Note, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $1,400,000.  (Filed as exhibit 10.39 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004 and hereby incorporated by reference.  Commission file number 0-22916).

10.11
Revolving Note dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc. and PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC in the amount of $3,500,000.  (Filed as exhibit 10.40 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004 and hereby incorporated by reference.  Commission file number 0-22916).

10.12
One of two (2) Revolving Credit Notes in the amount of $1,500,000 issued to replace the $3,500,000 note signed in favor of Capital Source dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point – Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC.  (Filed as exhibit 10.47 to the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on May 13, 2005 and hereby incorporated by reference.  Commission file number 0-22916).

10.13
One of two (2) Revolving Credit Notes in the amount of $2,000,000 issued to replace the $3,500,000 note signed in favor of Capital Source dated October 19, 2004 by and between PHC of Michigan, Inc., PHC of Nevada, Inc., PHC of Utah, Inc., PHC of Virginia, Inc., North Point – Pioneer, Inc., Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance LLC.   (Filed as exhibit 10.48 to the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on May 13, 2005 and hereby incorporated by reference.  Commission file number 0-22916).

10.14
Agreement to purchase licensed software by and between PHC, Inc., and Medical Information Technology, Inc., dated March 31, 2006.  (Filed as exhibit 10.49 to the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on May 22, 2006 and hereby incorporated by reference.  Commission file number 0-22916).

Exhibit No.	Description

10.15
Master lease agreement by and between PHC, Inc., and Banc of America Leasing & Capital, LLC, dated April 20, 2006, effective April 1, 2006, in the amount of $662,431.  (Filed as exhibit 10.50 to the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on May 22, 2006 and hereby incorporated by reference.  Commission file number 0-22916).

10.16
First Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC., adjusting the covenants for census and EBITDAM.  (Filed as exhibit 10.25 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2006 and hereby incorporated by reference.  Commission file number 0-22916).

10.17
Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC., extending the term of the agreement through October 19, 2008.  (Filed as exhibit 10.26 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2006 and hereby incorporated by reference.  Commission file number 0-22916).

**10.18
The Company's 2004 Non-Employee Director Stock Option Plan.  (Filed as exhibit 10.42 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on April 5, 2005 and hereby incorporated by reference.  Commission file number 333-123842).

**10.19
The Company's 2005 Employee Stock Purchase Plan.  (Filed as exhibit 10.29 to the Company’s registration statement report on Form S-8 filed with the Securities and Exchange Commission on March 6, 2008 and hereby incorporated by reference.  Commission file number 333-149579).

**10.20
The Company's 2003 Stock Purchase and Option Plan, as amended December 2007.  (Filed as exhibit 10.30 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2008 and hereby incorporated by reference.  Commission file number 333-149579).

10.21
Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. To modify the agreement to increase the amount available under the term loan, extend the agreement through June 13, 2010, reduce the interest rates on the notes and adjust the covenants under the agreement.  (Filed as exhibit 10.28 to the Company’s report on Form 10K filed with the Securities and Exchange Commission on September 28,  2007 and hereby incorporated by reference.  Commission file number 1-33323).

10.22
Stock Purchase Agreement by and between PHC, Inc. and First Quadrant Mercury, L. P. dated December 30, 2008. (Filed as exhibit 10.28 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009 and hereby incorporated by reference.  Commission file number 1-33323).

10.23
Stock Purchase Agreement by and between PHC, Inc. and Camden Partners Limited Partnership and Camden Partners II Limited Partnership and Camden Partners Capital Management, LLC (CPCM) dated December 30, 2008. (Filed as exhibit 10.28 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009 and hereby incorporated by reference.  Commission file number 1-33323).

Exhibit No.	Description

10.24
Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, PHC, Inc. d/b/a Pioneer Behavioral Health, Pivotal Research Centers, Inc. and Pivotal Research Centers, LLC. (Filed as exhibit 10.30 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2009 and hereby incorporated by reference.  Commission file number 1-33323).

10.31
First Amendment dated March 3, 2009 to the Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, Pivotal Research Centers, Inc., a Delaware corporation, Pivotal Research Centers, LLC, an Arizona limited liability company, and PHC, Inc, d/b/a Pioneer Behavioral Health, dated January 12, 2009. (Filed as exhibit 10.31 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 and hereby incorporated by reference.  Commission file number 1-33323).

10.32
Letter Agreement dated March 4, 2009 related to the Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, Pivotal Research Centers, Inc., a Delaware corporation, Pivotal Research Centers, LLC, an Arizona limited liability company, and PHC, Inc, d/b/a Pioneer Behavioral Health, dated January 12, 2009, regarding outside closing date matters.  (Filed as exhibit 10.32 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 and hereby incorporated by reference.  Commission file number 1-33323).

10.33
Second Amendment dated March 13, 2009 to the Asset Purchase Agreement by and among Premier Research International, LLC, Premier Research Arizona, LLC, Pivotal Research Centers, Inc., a Delaware corporation, Pivotal Research Centers, LLC, an Arizona limited liability company, and PHC, Inc, d/b/a Pioneer Behavioral Health, dated January 12, 2009 and amended March 3, 2009, regarding supplemental closing information.  (Filed as exhibit 10.33 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 and hereby incorporated by reference.  Commission file number 1-33323).

*14.1
Code of Ethics.  (Filed as exhibit 14.1 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on  October 13, 2006 and hereby incorporated by reference.  Commission file number 0-22916).

*21.1	List of Subsidiaries
*23.1	Consent of BDO Seidman, LLP, an independent registered public accounting firm.
* 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *    Filed herewith
     **  Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

PHC, INC.

Date: September 28, 2009	By: /s/ Bruce A. Shear Bruce A. Shear President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ BRUCE A. SHEAR Bruce A. Shear	President, Chief Executive Officer and Director (principal executive officer)	September 28, 2009

/s/ PAULA C. WURTS Paula C. Wurts	Chief Financial Officer, Treasurer and Clerk (principal financial and accounting officer)	September 28, 2009

/s/ DONALD E. ROBAR Donald E. Robar	Director	September 28, 2009

/s/ HOWARD PHILLIPS Howard Phillips_	Director	September 28, 2009

/s/ WILLIAM F.GRIECO William F. Grieco	Director	September 28, 2009

/s/ DAVID E. DANGERFIELD David E. Dangerfield	Director	September 28, 2009