Form 10-K/A
period 2009-06-30
PHC INC /MA/
filed 2009-10-05
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

[X]	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009
[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-33323
PHC, INC.
(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2601571
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

200 LAKE STREET, SUITE 102, PEABODY, MA	01960
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (978) 536-2777

Securities registered under Section 12(b) of the Act:
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

Securities registered under Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___ No _X__

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _ _ No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ___ Accelerated Filer ___

Non-Accelerated Filer ___ Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_

As of December 31, 2008 the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $67.4 million.

As of September 19, 2009, 19,231,493 shares of the registrant’s Class A Common Stock and 775,021 shares of the issuer's Class B Common Stock were outstanding.

Explanatory Note

This amendment to the Company’s report on Form 10-K, filed with the Commission on September 29, 2009, is being filed to include information that was inadvertently deleted from the original EDGAR document before filing and to make various edits and corrections to the document that were not reflected in the filed EDGAR document. These changes are outlined below for reference.

PART I

Item 1. “Description of Business” is being amended to include the paragraph describing Seven Hills Hospital which was inadvertently deleted from the original EDGAR document.

PART II

Item 6. “Selected Financial Data” is being amended to correct the “Net income (loss) from continuing operations” figure for 2008 to $1,584. The edit to this number was missed in the filed EDGAR document.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is being amended as follows:

1.
In the “Statement of Operations Data” table, to revise the title of “Provision for (benefit from) income taxes” to “Provision for income taxes” and to remove the brackets from the related line items for 2009 and to revise the amount in 2009 to $65, where these revisions were inadvertently missed in editing the final EDGAR document.

2.
To revise the first paragraph under the heading “Year ended June 30, 2009 as compared to year ended June 30, 2008” to correct the two pre-tax amounts to $1,041,375 and $1,584,607 where these revisions were inadvertently missed in editing the original EDGAR document

3.	To insert the paragraph describing “Restricted Cash” between “Liquidity and Capital Resources” and “Contractual Obligations.” This paragraph was inadvertently deleted from the original EDGAR document

Item 8. “Financial Statements and Supplementary Data” is being amended as follows:
1.
To correct the “Consolidated Statement of Operations” to make revisions that were inadvertently missed in editing the original EDGAR document to remove the brackets from the “Provision for income taxes” figure for 2008; to correct the tax provisions shown in the “Loss from discontinued operations net of tax…” heading to $889,246 and $770,140; and to correct the “Basic net income (loss) per common share” from “Discontinued operations” figure for 2008 to $(0.06).

2.	To correct the “Consolidated Statements of Changes in Stockholders’ Equity” to delete a misplaced number in the EDGAR document that was missed in proofing
3.
To correct the “Consolidated Statements of Cash Flows” to make revisions that were inadvertently missed in editing the original EDGAR document to correct the “Net cash provided by (used in) investing activities” figure for 2009 to $1,714,836; to remove the brackets from the “Net (decrease) increase in cash, continuing operations” figure for 2009; to add brackets to the “Net increase (decrease) in cash, discontinued operations” figure for 2009; to correct the “Net (loss) income from continuing operations” figure for 2008 to $1,584,607; to correct the amount of “Deferred income taxes” for 2008 to $392,841; and, add a bracket to the “Net increase (decrease) in cash and cash equivalents” figure for 2008.

4.	To add the paragraph under “Recently Adopted Standards” regarding FASB Statement No. 165, “Subsequent Events” on page F-16 which was inadvertently deleted from the original EDGAR document.
5.
To revise information in “NOTE D- OTHER ASSETS” to remove duplicative disclosure in the paragraph below the table on page F-18. This revision was inadvertently missed in editing the original EDGAR document

6.
To correct the “Less current portion” figure of future minimum lease payments in “NOTE F- CAPITAL LEASE OBLIGATION” to $103,561. This revision was inadvertently missed in editing the original EDGAR document

7.
To revise the “Accrued legal and accounting fees” heading to “Accrued legal and accounting” and the related figure for 2008 to $317,990 in the table in “NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES” to reflect revisions that were inadvertently missed in editing the original EDGAR document

8.
To correct the “Deferred” tax total figure for 2009 to $(359,793), the “Non-deductible expenses” figure for 2009 to -11.45% and the “Effective income tax rate” figures for 2009 and 2008 to -6.74% and 46.31%, respectively, in the table in “NOTE H – INCOME TAXES” to reflect revisions that were inadvertently missed in editing the original EDGAR document.

9.
To correct the number of options issued in the last sentence of the first paragraph to 1,507,500 and to delete the final paragraph on page F-25 in “NOTE J – STOCK HOLDERS’EQUITY AND STOCK PLANS” to reflect two revisions that were inadvertently missed in editing the original EDGAR document

10.
To correct information in “NOTE K – BUSINESS SEGMENT INFORMATION” to make revisions to “Segment net income (loss)” for “Discontinued Operations” for 2009 to $(1,412,663) and for 2008 to $(1,259,879) and for “Administrative Services” for 2009 to $(4,471,141) and for 2008 to $(5,200,769) where these revisions were inadvertently missed in editing the original EDGAR document

11.
To add brackets to the “Income tax (benefit) provision” figure for 2008 in the table in “NOTE M – Discontinued Operations” to reflect a revision that was inadvertently missed in editing the original EDGAR document

PART I

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

SEVEN HILLS HOSPITAL - The Company participated in the construction of the Seven Hills Hospital through its relationship with Seven Hills Psych Center, LLC. The construction was completed and the facility was opened in the fourth quarter of fiscal 2008. Seven Hills Hospital, a 55-bed psychiatric hospital located in Las Vegas, Nevada, began admitting patients on May 14, 2008. Seven Hills Hospital is licensed by the State of Nevada, accredited by The Joint Commission and has passed the initial CMS survey in its pursuit of Medicare certification. Seven Hills provides services to clients covered under the capitated contracts of the Company’s other subsidiary, Harmony Healthcare. Seven Hills provides inpatient psychiatric care to adults only at this time and has recently expanded its programs to include detoxification and residential treatment of chemical dependency. The facility also expects to expand its patient base and programs over the next fiscal year to include partial hospitalization.

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

Internet Operations

BEHAVIORAL HEALTH ONLINE, INC. – Behavioral Health Online designs, develops and maintains the Company’s web site, Wellplace.com, in addition to providing Internet support services and maintaining the web sites of all of the other subsidiaries of the Company. The Company’s web sites provide behavioral health professionals with the educational tools required to keep them abreast of behavioral health breakthroughs and keep individuals informed of current issues in behavioral health.

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

DSO’s for each year for each business segment are as follows:

Fiscal	Treatment	Contract
Year End	Services	Services

06/30/2009	52	51
06/30/2008	59	43

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

The Company maintains $1,000,000 of directors’ and officers’ liability insurance coverage and business owners’ liability coverage of $1,000,000 per claim and $2,000,000 in the aggregate. The Company believes, based on its experience, that its insurance coverage is adequate for its business and, although cost has escalated in recent years, that it will continue to be able to obtain adequate coverage.

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

PHC, Inc.
Selected Financial Data
As of and for the Years Ended June 30,

2009	2008	2007	2006	2005
(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$46,411	$45,397	$40,563	$32,213	$29,554
Cost and Expenses:
Patient care expenses	23,835	22,133	19,738	14,270	12,906
Contract expenses	3,016	3,390	3,103	2,676	2,198
Administrative expenses	18,721	15,465	12,722	11,210	9,667
Provision for doubtful accounts	1,638	1,311	1,933	1,913	1,272
Interest expense	452	397	476	539	589
Other (income) expenses including interest income, net	(275)	(249)	(468)	(158)	(150)
Total expenses	47,387	42,447	37,504	30,450	26,482

Income (loss) before income taxes	(976)	2,950	3,059	1,763	3,072

Provision for (benefit from) income taxes	65	1,366	1,144	(1,314)	(74)

Net income (loss) from continuing operations	(1,041)	1,584	1,915	3,077	3,146

Net income (loss) from discontinued operations	(1,413)	(1,259)	(233)	968	10

Net income (loss) applicable to common shareholders	$(2,454)	$325	$1,682	$4,045	$3,156

Basic income (loss) per common share	$(0.12)	$0.02	$0.09	$0.22	$0.18

Basic weighted average number of shares outstanding	20,090,521	20,166,659	19,287,665	18,213,901	17,574,678
Diluted income (loss) per common share	$(0.12)	$0.02	$0.09	$0.21	$0.17

Diluted weighted average number of shares outstanding	20,090,521	20,464,255	19,704,697	19,105,193	18,364,076

	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$3,199	$3,142	$3,308	$1,760	$879
Working capital	5,732	10,095	11,606	10,776	7,191

Long-term debt and obligations under capital leases, including current portions	1,377	1,444	1,047	1,153	1,483
Total stockholders’ equity	16,044	18,659	18,250	13,455	9,102
Total assets	22,692	26,507	26,856	21,949	18,115

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

During the fiscal year ended June 30, 2008, a Medicare cost report settlement of $360,588 was received. For the fiscal years ended June 30, 2009, no third party cost report settlements were expected; however, the Company sent a required Medicare settlement payment of approximately $170,000 based on desk review of the 2008 cost report. This settlement, although paid, is currently on appeal and is expected to be recouped; therefore, no settlement expense was recorded.

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

Allowance for doubtful accounts:

The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 360 days outstanding, at which time the provision is 80-100% of the outstanding balance. These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables, which is reviewed at least quarterly and adjusted if required. The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period. This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance, which the Company believes to be a reasonable valuation of its accounts receivable.

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. During fiscal 2008 the Company recorded a provision for tax expense of $1,365,723 excluding discontinued operations and during fiscal 2009 the Company recorded a tax expense from continuing operations of $65,764.

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

Investment in unconsolidated subsidiaries

Included in other assets as of June 30, 2009 and 2008 is the Company’s investment in Seven Hills Psych Center, LLC of $354,428 and $399,735, respectively. This LLC holds the assets of the Seven Hills Hospital completed in May, 2008, being leased and operated by the Company’s subsidiary Seven Hills Hospital, Inc. Also included, as of June 30, 2009 and 2008, is the Company’s investment in Behavioral Health Partners, LLC of $698,869 and $700,000, respectively. This LLC constructed an out patient clinic which was completed in the fourth fiscal quarter of 2009 and occupied as a fourth site to the Company’s Harmony subsidiary on July 1, 2009. Both investments are accounted for based on the equity method of accounting. Accordingly, the Company records its share of the investor companies’ income/loss as an increase/decrease to the carrying value of these investments.

Results of Operations

During the fiscal year ended June 30, 2009 the Company experienced continued increases in the patient treatment revenue, which was offset by the start up of our Seven Hills Hospital operation which opened in May 2008. We also experienced a decrease in Contract Services revenue with the expiration of the smoking cessation contract.

The following table illustrates our consolidated results of operations for the years ended June 30, 2009 and 2008 (in thousands):

	2009		2008
Statements of Operations Data:	($ in thousands)
	Amount	%	Amount	%
Revenues	$46,411	100.0%	$45,397	100.0%
Cost and Expenses:
Patient care expenses	23,835	51.4%	22,133	48.7%
Contract expenses	3,016	6.5%	3,390	7.5%
Administrative expenses	18,721	40.3%	15,465	34.0%
Provision for doubtful accounts	1,638	3.5%	1,311	2.9%
Interest expense	452	1.0%	397	0.9%
Other (income) expenses including interest income, net	(275)	(0.6%)	(249)	(0.5%)
Total expenses	47,387	102.1%	42,447	93.5%

Income (loss) before income taxes	(976)	(2.1%)	2,950	6.5%

Provision for income taxes	65	0.1%	1,366	3.0%

Net income (loss) from continuing operations	(1,041)	(2.2%)	1,585	3.5%

Net income (loss) from discontinued operations	(1,413)	(3.0%)	(1,260)	(2.8%)

Net income (loss) applicable to common shareholders	$(2,454)	(5.3%)	$325	0.7%

Year ended June 30, 2009 as compared to year ended June 30, 2008

The Company returned to profitability during the third quarter of fiscal 2009 with steady increases in census and revenue at our two start up operations Seven Hills Hospital in Las Vegas and Capstone Academy in Michigan. Fourth quarter results continued to improve significantly over the third quarter indicating that these businesses are beginning to mature. The Company’s income from continuing operations decreased to a loss of $1,041,375 for the fiscal year ended June 30, 2009 from income of $1,584,607 for the fiscal year ended June 30, 2008. Net income decreased to a net loss of $2,454,008 for the fiscal year ended June 30, 2009 compared to net income of $324,728 for the fiscal year ended June 30, 2008. Income from continuing operations before taxes decreased to a loss of $975,611 for the fiscal year ended June 30, 2009 from $2,950,330 for the fiscal year ended June 30, 2008. This decrease is primarily the result of the slow start up of Seven Hills Hospital, the relocation of the Detroit Behavioral Institute and as a result of deteriorating general economic conditions at the beginning of the fiscal year. General economic conditions also resulted in very high utilization of services under our capitated contracts resulting in higher than anticipated costs under the contracts. New rates under these contracts were negotiated and implemented in the third quarter of the fiscal year as utilization continued to be higher than anticipated.

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

Cost of contract support services related to Wellplace decreased 11.0% to $3,015,782 for the year ended June 30, 2009 from $3,390,224 for the year ended June 30, 2008. Payroll expense decreased 20.7% to $1,059,178 for the year ended June 30, 2009 from $1,334,954 for the year ended June 30, 2008. Maintenance decreased 39.8% to $74,788 for the fiscal year ended June 30, 2009 from $124,200 for the year ended June 30, 2008. Office expense decreased 46.9% to $24,040 for the year ended June 30, 2009 from $45,303 for the year ended June 30, 2008. All of these decreases in expense are a result in the expiration of the smoking cessation contract mentioned above. Postage expense increased 35. 18% to $23,220 for the year ended June 30, 2009 from $17,177 for the year ended June 30 2008 as mailing requirements for the Wayne County contract continued to increase.

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

The Company recorded a tax expense on continuing operations of $65,764 on a loss of approximately $975,000. The provision is primarily the result of state income taxes generated in locations where the Company generated income

Liquidity and Capital Resources

As of June 30, 2009, the Company had working capital of $5,731,802, including cash and cash equivalents of $3,199,344, compared to working capital of $10,095,282, including cash and cash equivalents of $3,142,226 and $5,313,993 in assets held for sale at June 30, 2008.

Cash used in operating activities was $507,805 for the year ended June 30, 2009, compared to cash provided by operations of $5,171,596 for the year ended June 30, 2008. Cash flow used in operations in fiscal 2009 consists of net loss of $1,041,375, offset by non-cash activity including depreciation and amortization of $1,233,646, non-cash interest expense of $150,027, non-cash share based charges of $211,462, provision for doubtful accounts of $1,637,738 offset by a gain on unconsolidated subsidiaries, a non-cash increase in deferred tax asset, an increase in accounts receivable of $1,719,131, and an increase in other assets of $447,776 offset by a decrease in prepaid expenses of $49,558, a decrease in prepaid income taxes of $235,493, an increase in accounts payable of $57,015 and an increase in accrued expenses and other liabilities of $68,515 and net cash provided by discontinued operations of $376,904.

Cash provided by investing activities in fiscal 2009 consisted of $53,340 in distributions from the equity investments in unconsolidated subsidiaries, $3,000,000 in proceeds from the sale of the research division assets and $32,188 used in investing activities of discontinued operations net of $1,306,316 used for capital expenditures for the acquisition of property and equipment,

Cash used in financing activities in fiscal 2009 consisted of $181,250 in net debt repayments, $606,841 used in the repurchase of 409,784 shares of the Company’s Class A common stock and the payment of $15,000 in deferred financing cost, offset by $34,705 received from the issuance of stock as a result of the exercise of options and the issue of shares under the employee stock purchase plan and $381,527 used in discontinued operations for financing activities.

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

Restricted Cash

During the quarter ended December 31, 2008, the litigation involving the Company and a terminated employee reached binding arbitration. As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company. Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company has initiated. Since the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts. This amount is shown as restricted cash on the accompanying 2009 balance sheet.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2009 are as follows (in thousands):
YEAR ENDING June 30	TERM NOTES		` CAPITAL LEASES		OPERATING LEASES	TOTAL*
	Principal	Interest	Principal	Interest	Payments
2010	$653	$16	$104	$19	$3,351	$4,143
2011	381	12	113	9	3,021	3,536
2012	50	8	19	--	3,019	3,096
2013	57	1	--	--	2,599	2,657
2014	--	--	--	--	2,497	2,497
Thereafter	--	--	--	--	9,600	9,600
Total	$1,141	$37	$236	$28	$24,087	$25,529

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

Recent accounting pronouncements:

Recently Issued Standards

In January 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 to have a material affect on the Company’s Consolidated Financial Statements.

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

FAS 160 requires that a non controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF-07-5 to have a material effect on the Company’s Consolidated Financial Statement.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FASB Staff Position (“FSP”) applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We don’t expect adoption of these FASB Staff Positions to have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”) effective for interim financial periods ending after June 15, 2009. FAS 165 establishes principles and requirements for subsequent events. FAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of this report, October 2, 2009.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page F-1 of this Annual Report on Form 10-K/A.

PAGE
Index	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets	F-3
Consolidated statements of operations	F-4
Consolidated statements of changes in stockholders' equity	F-5
Consolidated statements of cash flows	F-6 – F-7
Notes to consolidated financial statements	F-8 – F-32

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
October 2, 2009

                                                         F-2

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

                                                                               F-3

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2009	2008
Revenues:
Patient care, net	$42,599,963	$40,856,077
Contract support services	3,811,056	4,541,260

Total revenues	46,411,019	45,397,337

Operating expenses:
Patient care expenses	23,834,841	22,133,200
Cost of contract support services	3,015,782	3,390,224
Provision for doubtful accounts	1,637,738	1,311,431
Administrative expenses	18,721,491	15,464,545

Total operating expenses	47,209,852	42,299,400

Income (loss) from operations	(798,833)	3,097,937

Other income (expense):
Interest income	170,360	194,294
Interest expense	(452,207)	(396,630)
Other income, net	105,069	54,729

Total other expense, net	(176,778)	147,607)

Income (loss) before income taxes	(975,611)	2,950,330
Provision for income taxes	65,764	1,365,723

Income (loss) from continuing operation	(1,041,375)	1,584,607

Loss from discontinued operations net of tax benefit of $889,246 and $770,140, respectively	(1,412,633)	(1,259,879)

Net income (loss) applicable to common shareholders	$(2,454,008)	$324,728
Basic net income (loss) per common share
Continuing operations	$(0.05)	$0.08
Discontinued operations	(0.07)	(0.06)
	$(0.12)	$0.02

Basic weighted average number of shares outstanding	20,090,521	20,166,659

Fully diluted net income (loss) per common share :
Continuing operations	$(0.05)	$0.08
Discontinued operations	(0.07)	(0.06)

	$(0.12)	$0.02

Fully diluted weighted average number of shares outstanding	20,090,521	20,464,255

See accompanying notes to consolidated  financial statements.                                          F-4

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders’ Equity

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance – June 30, 2007	19,622,076	196,221	775,760	7,758	26,812,808

Fair value of options					380,187
Issuance of shares for warrants exercised	20,000	200			17,800
Issuance of shares for options exercised	159,652	1,596			104,293
Warrants issued					62,949
Issuance of employee stock purchase plan shares	4,331	43			10,784
Purchase of treasury shares
Conversion from Class B to Class A	88	1	(88)	(1)	--
Net income year ended June 30, 2008

Balance – June 30, 2008	19,806,147	$198,061	775,672	$7,757	$27,388,821

Fair value of options					188,795

Issuance of shares for options exercised	16,359	164			6,017
Warrants issued					22,667
Issuance of employee stock purchase plan shares	17,695	177			28,347
Purchase of treasury shares					--
Issuance of treasury stock in payment of earnout debt					32,950
Conversion from Class B to Class A	592	6	(592)	(6)	--
Net loss year ended June 30, 2009

Balance – June 30, 2009	19,840,793	$198,408	775,080	$7,751	$27,667,597

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES (continued)

Consolidated Statements of Changes In Stockholders’ Equity

	Class A
	Treasury Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance – June 30, 2007	199,098	(191,700)	(8,574,946)	18,250,141

Fair value of options				380,187
Issuance of shares for warrants exercised				18,000
Issuance of shares for options exercised				105,889
Warrants issued				62,949
Issuance of employee stock purchase plan shares				10,827
Purchase of treasury shares	188,600	(494,216)		(494,216)
Conversion from Class B to Class A				--
Net income year ended June 30, 2008			324,728	324,728

Balance – June 30, 2008	387,698	$(685,916)	$(8,250,218)	$18,658,505

Fair value of options				188,795

Issuance of shares for options exercised				6,181
Warrants issued				22,667
Issuance of employee stock purchase plan shares				28,524
Purchase of treasury sharess	409,784	(606,841)		(606,841)
Issuance of treasury stock in payment of earnout debt	(170,941)	167,050		200,000
Conversion from Class B to Class A				--
Net loss year ended June 30, 2009			(2,454,008)	(2,454,008)

Balance – June 30, 2009	626,541	$(1,125,707)	$(10,704,226)	$16,043,823

See accompanying notes to consolidated financial statements.                                                  F-5

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(2,454,008)	$324,728
Net (loss) income from continuing operations	(1,412,633)	(1,259,879)
Net (loss) income from continuing operations	$(1,041,375)	$1,584,607

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash (gain)/loss on equity method investments	(6,901)	265
Depreciation and amortization	1,233,646	938,874
Non-cash interest and other non-cash expense	150,027	143,036
Deferred income taxes	(1,312,980)	392,841
Stock based compensation	211,462	443,136

Provision for doubtful accounts	1,637,738	1,311,431
Changes in operating assets and liabilities:
Accounts and other receivables	(1,719,131)	(961,636)
repaid expenses and other current assets	285,051	(74,195)
Other assets	(447,776)	1,408,235
Accounts payable	57,015	163,816
Accrued expenses and other liabilities	68,515	(142,902)

Net cash (used in) provided by continuing operations	(884,709)	5,207,508
Net cash provided by (used in) discontinued operations	376,904	(35,912)
Net cash (used in) provided by operations	(507,805)	5,171,596

Cash flows from investing activities:
Acquisition of property and equipment	(1,306,316)	(3,056,957)
Proceeds from the sale of Pivotal assets	3,000,000	--
Equity investment in unconsolidated subsidiary	53,340	(700,000)
Construction in progress	--	(298,889)

Net cash provided by (used in) investing continuing operations	1,747,024	(4,055,846)
Net cash provided by investing discontinued operations	(32,188)	(31,495)
Net cash provided by (used in) investing activities	1,714,836	(4,087,341)

Cash flows from financing activities:
Repayment on revolving debt, net	(113,799)	(541,539)
Principal payments on long-term debt	(67,451)	397,414
Deferred financing costs	(15,000)	--
Purchase of treasury stock	(606,841)	(494,216)
Proceeds from issuance of common stock, net	34,705	134,715

Net cash used in financing continuing operations	(768,386)	(503,626)
Net cash used in financing discontinued operations	(381,527)	(1,249,921)
Net cash used in financing activities	(1,149,913	(1,249,921)

Net (decrease) increase in cash, continuing operations	93,929	648,036
Net increase (decrease) in cash, discontinued operations	(36,811)	(813,702)
Net increase (decrease) in cash and cash equivalents	57,118	(165,666)
Beginning cash and cash equivalents	3,142,226	3,307,892

Cash and cash equivalents, end of year	$3,199,344	$3,142,226

See accompanying notes to consolidated financial statements.

PHC, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	As of June 30,

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

PHC, Inc. (“PHC” or the “Company”) is incorporated in the Commonwealth of Massachusetts. The Company is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services. The Company primarily operates under three business segments:

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

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Assets	Estimated Useful Life
Buildings	39 years
Furniture and equipment	3 through 10 years
Motor vehicles	5 years
Leasehold improvements	Term of lease Lesser of useful life or term of lease (2 to 10 years)

Other assets:

Other assets consists of deposits, deferred expenses, advances, investment in Seven Hills LLC, investment in Behavioral Health Partners, LLC, software license fees, and internally developed and acquired software which is being amortized over three to seven years based on its estimated useful life in accordance with specific guidelines outlined in AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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
\
                                                                        F-11

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)

	Year ended June 30, 2009	Year ended June 30, 2008

Directors fees	$65,182	$116,661
Employee compensation	123,613	263,526

Total	$188,795	$380,187

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans for the years ended June 30, 2009 and 2008 were calculated using the following assumptions:

	Year ended June 30,
	2009	2008

Risk free interest rate	3.25% -4.00%	4.00%
Expected dividend yield	--	--
Expected lives	5-10 years	5-10 years
Expected volatility	50.2%-57.0%	41.0%
Weighted average value of grants per share	$0.68	$1.32
Weighted average remaining contractual life of options outstanding (years)	3.70	3.74

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

Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options, there was no forfeiture rate assessed. It is assumed these options will remain outstanding for the full term of issue. Under the true-up provisions of SFAS 123R, a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated or additional expense if the forfeiture rate is lower than estimated. To date there have been no true-ups required.

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

Recent accounting pronouncements:

Recently Issued Standards

In January 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 to have a material effect on the Company’s Consolidated Financial Statements.

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

Recent accounting pronouncements: (continued)

Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of this report, October 2, 2009.

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

Total accumulated amortization of software license fees was $558,450 and $326,429 as of June 30, 2009 and 2008, respectively. Total amortization expense related to software license fees was $232,019 and $198,501 for the fiscal years ended June 30, 2009 and 2008, respectively.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE D - OTHER ASSETS (CONTINUED)

The following is a summary of expected amortization expense of software licensure fees for the succeeding fiscal years and thereafter as of June 30, 2009:

Year Ending
June 30,	Amount

2010	$235,060
2011	206,770
2012	154,801
2013	154,801
2014	154,801
Thereafter	267,740
$1,173,973

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
	$ 935,000	$ 787,143
9% mortgage note due in monthly installments of $4,850 including interest through July 1, 2012, when the remaining principal balance is payable, collateralized by a first mortgage on the PHC of Virginia, Inc, Mount Regis Center facility.	195,704	234,671
Note payable due in monthly installments of $578 including interest at 5.9% through May 2010.	5,638	12,026
Note payable due in monthly installments of $555 including interest at 3.9% through March 2010.	4,921	11,244
Total	$ 1,141,263	$ 1,045,084
Less current maturities	652,837	651,379
Long-term portion	$ 488,426	$ 393,705

Maturities of notes payable and long-term debt are as follows as of June 30, 2009:

Year Ending
June 30,	Amount
2010	$652,837
2011	381,243
2012	50,582
2013	56,601
Thereafter	--

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

The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

	June 30,
	2009	2008

Equipment and software	$574,402	$574,402
Less accumulated amortization and depreciation	(263,915)	(143,535)
	$310,487	$430,867

Amortization and depreciation expense related to these assets for the years ended June 30, 2009 and 2008 was $120,380 and $113,839 respectively.

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2009:

Year Ending June 30,
2010	122,997
2011	121,190
2012	19,737
Future minimum lease payments	263,924
Less amount representing interest	27,995
Total future principal payments	235,929
Less current portion	103,561
Long-term obligations under capital leases	$132,368

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,
	2009	2008

Accrued Contract Expenses	$559,466	$1,031,717
Accrued legal and accounting	295,877	317,990
Accrued operating expenses	606,156	85,276

Total	$1,461,499	$1,434,983

NOTE H - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

	Years Ended June 30,
	2009	2008
Deferred tax asset:
Stock based compensation	$33,382	$--
Allowance for doubtful accounts	923,625	847,000
Depreciation	236,401	320,000
Difference between book and tax bases of intangible assets	1,030,515	151,999
Credits	198,936	184,000
Operating loss carryforward	403,120	10,000
Gross deferred tax asset	2,825,979	1,512,999

Current portion	923,625	1,040,999
Long-term portion	1,902,354	472,000

The components of the income tax provision (benefit) for the years ended June 30, 2009 and 2008 are as follows:

	2009	2008
Current
Federal	$--	$112,582
State	425,557	73,545
	425,557	186,127
Deferred
Federal	(364,738)	958,707
State	4,945	220,889
	(359,793)	1,179,596

Income tax provision (benefit)	$65,764	$1,365,723

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2009 and 2008 is as follows:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE H - INCOME TAXES (CONTINUED)

	2009	2008
Income tax provision at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	-29.12%	6.60%
Non-deductible expenses	-11.45%	5.06%
Other, net	-0.17%	0.65%

Effective income tax rate	-6.74%	46.31%

At June 30, 2009, the Company had a federal operating loss carryforward amounting to approximately $1.1 million, which begin to expire in fiscal year 2024 and state operating loss carryforwards of approximately $760,000, which begin to expire in fiscal year 2010. The Company has also generated Alternative Minimum Tax credit of approximately $199,000 which do not expire. The Company’s federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and the state operating loss carryforwards are subject to review and possible adjustment by the state taxing authorities. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Year Ending
June 30,	Amount

2010	$ 3,350,648
2011	3,021,448
2012	3,019,344
2013	2,598,899
2014	2,496,812
Thereafter	9,599,822
$ 24,086,973

Litigation:

The Company is a party in an action with a former employee who was terminated and filed a claim for wrongful termination. During the current fiscal year, this litigation reached binding arbitration. As a result of this arbitration, the arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company. Based on this miscalculation, the Company’s attorney has recommended an appeal, which the Company intends to pursue. The Company appealed this decision and the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements. However, the Company has placed $512,197 in escrow as required by the courts. This amount is shown as restricted cash on the accompanying 2009 balance sheet.

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
F-23

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The stock option plan, dated December 2003 and expiring in December 2013, as amended in October 2007, provides for the issuance of a maximum of 1,900,000 shares of Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company. Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options. As of June 30, 2009, 1,507,500 options were granted under this plan, leaving 536,563 options available for grant under this plan .

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

The non-employee directors’ stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board. Through June 30, 2009, options for 145,500 shares were granted under the 1995 plan. This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors’ stock plan. The new plan is identical to the plan it replaced. Under the new plan a maximum of 350,000 shares may be issued. As of June 30, 2009, a total of 280,000 options were issued under the new plan. On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options. Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date. The new plan will expire in January 2015, ten years from the date of shareholder approval. At June 30, 2009, there were 70,000 options available for grant under this plan.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following activity in its stock option plans for fiscal 2009 and 2008:

	Number	Weighted-Average
	of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding balance – June 30, 2007	1,096,000	$1.76
Granted	377,500	$2.84
Exercised	(174,000)	$0.84
Expired	(52,500)	$2.80
Outstanding balance – June 30, 2008	1,247,000	$2.17
Granted	428,750	$1.31
Exercised	(28,000)	$1.03
Expired	(93,500	$1.61
Outstanding balance – June 30, 2009	1,554,250	$1.99	3.70	$ 150,240
Exercisable at June 30, 2009	985,059	$2.07	3.01	$ 100,683
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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following warrant activity during fiscal 2009 and 2008

Outstanding balance – June 30, 2007	280,000
Warrants issued	60,000
Exercised	(20,000)
Expired	(10,000)
Outstanding balance – June 30, 2008	310,000
Warrants issued	33,000
Exercised	--
Expired	--
Outstanding balance – June 30, 2009	343,000

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
	Behavioral Health Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total
For the year ended June 30, 2009
Revenues-external customers	$42,599,963	$--	$3,811,056	$--	$--	$46,411,019
Revenues – intersegment	3,065,600	--	--	5,358,800	(8,424,400)	--
Segment net income (loss)	2,634,421	(1,412,633)	795,345	(4,471,141)	--	(2,454,008)
Total assets	13,010,748	--	478,925	9,202,320	--	22,691,993
Capital expenditures	1,289,381	--	5,092	11,843	--	1,306,316
Depreciation & amortization	927,151	--	100,928	205,567	--	1,233,646
Goodwill	969,098	--	--	--	--	969,098
Interest expense	191,062	--	20	261,125	--	452,207
Income tax expense (benefit)	--	--	--	65,764	--	65,764

For the year ended June 30, 2008
Revenues-external customers	$40,856,077	$--	$4,541,260	$--	$--	$45,397,337
Revenues – intersegment	674,359	--	--	4,362,890	(5,037,249)	--
Segment net income (loss)	5,701,316	(1,259,879)	1,084,060	(5,200,769)	--	324,728
Total assets	11,903,346	5,313,993	504,705	8,784,981	--	26,507,025
Capital expenditures	3,191,075	--	62,911	101,860	--	3,355,846
Depreciation & amortization	604,359	--	117,163	217,352	--	938,874
Goodwill	969,098	--	--	--	--	969,098
Interest expense	203,417	--	2,092	191,121	--	396,630
Income tax expense	806,215	--	73,292	486,216	--	1,365,723

All revenues from contract services provided for the treatment services segment and treatment services provided to other facilities included in the treatment services segment are eliminated in the consolidation and shown on the table above under the heading “Revenues intersegment”.

PHC, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009

NOTE L – QUARTERLY INFORMATION (Unaudited)

The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2009 and 2008.

2009	s 1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$11,691,905	$ 11,020,316	$12,006,169	$11,692,629
Income (loss) from operations	(434,819)	(843,215)	97,540	381,661
Income (loss) from continuing operations	(394,919)	(403,793)	7,388	(250,051)
Income (loss) from discontinued operations	62,216	(1,312,280)	(159,031)	(3,538)
Net income (loss) available to common shareholders	(332,703)	(1,716,073)	(151,643)	(253,589)
Basic net income (loss) per common share
Continuing operations	($0.02)	($0.02)	$0.00	($0.01)
Discontinued operations	($0.00)	($0.07)	($0.01)	$0.00
Income (loss)	($0.02)	($0.09)	($0.01)	($0.01)

Basic weighted average number of shares outstanding	20,178,087	20,131,080	20,017,703	20,033,007

Fully diluted net income per common share
Continuing operations	($0.02)	($0.02)	$0.00	($0.01)
Discontinued operations	$0.00	($0.07)	($0.01)	($0.00)
Income (loss)	($0.02)	($0.09)	($0.01)	($0.01)

Fully diluted weighted average number of shares outstanding	20,178,087	20,131,080	20,017,703	20,033,007

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

Note M- Discontinued Operations

During the quarter ended March 31, 2009, the Company sold the assets of its research division, Pivotal Research Centers, Inc. (“Pivotal”), a Delaware corporation, for $3,000,000, to Premier Research International, LLC (“Premier”), a Delaware limited liability company. The other parties to the Agreement included Premier Research Arizona, LLC, a Delaware limited liability company and wholly-owned subsidiary of Premier, and Pivotal Research Centers, LLC, an Arizona limited liability company. This transaction resulted in a gain of approximately $161,000.

                                                                   s  F-31
                                                                                                    F

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009

Note M- Discontinued Operations (continued)

The following table summarizes the discontinued operations for the periods presented:
	For the year ended June 30,
	2009	2008

Revenue	$2,364,969	$4,733,174
Gain on sale of assets	161,418	--
Operating Expenses	$4,828,266	$6,763,193

Loss before taxes	$(2,301,879)	$(2,030,019)
Income tax (benefit) provision	$(889,246)	$(770,140)

Net income (loss) from discontinued operations	$(1,412,633)	$(1,259,879)

The following table summarizes the assets and liabilities held for sale as presented:
	As of
	June 30, 2009	June 30, 2008

Cash	$--	$190,162
Accounts receivable	--	2,102,347
Property and equipment	--	74,314
Intangible assets	--	2,748,277
Other assets	--	198,893
Total Assets held for sale	$--	$5,313,993

Accounts payable	$--	$162,660
Deferred revenue	--	54,242
Accrued expenses	--	197,846
Other liabilities	--	729,882
Total Liabilities held for sale	$--	$1,144,630

Note N – Related Party Transactions

During the quarter ended March 31, 2009, the Company’s Board of Directors voted by unanimous written consent to allow short-term borrowing from related parties up to a maximum of $500,000, with an annual interest rate of 12% and a 2% origination fee. The Company utilized this funding during the March 31, 2009 quarter for a total of $275,000 as follows:

Related Party	Amount

Eric E. Shear	$200,000
Stephen J. Shear	75,000

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

s3.2
Amended and Restated By-laws of the Registrant (Filed as exhibit 3.3 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2007, and hereby incorporated by reference. Commission file number 0-22916).

4.1
Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000. (Filed as exhibit [4.36] to the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission on September 26, 2001and hereby incorporated by reference. Commission file number 0-22916).

4.2
Form of Subscription Agreement and Warrant. (Filed as exhibit 4.20 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2004, and hereby incorporated by reference. Commission file number 0-22916).

4.3
Warrant Agreement issued to CapitalSource Finance, LLC to purchase 250,000 Class A Common shares dated June 13, 2007. (Filed as exhibit 4.4 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2007 and hereby incorporated by reference. Commission file number 0-22916).

10.1
Deed of Trust Note of Mount Regis Center Limited Partnership in favor of Douglas M. Roberts, dated July 28, 1987, in the amount of $560,000, guaranteed by PHC, Inc., with Deed of Trust executed by Mount Regis Center, Limited Partnership of even date. (Filed as exhibit 10.1 to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 2, 1994 and hereby incorporated by reference.)

10.2
Assignment and Assumption of Limited Partnership Interest, by and between PHC of Virginia Inc. and each assignor dated as of June 30, 1994. (Filed as exhibit 10.57 to the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 1994; and hereby incorporated by reference).

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

10.5
Master Contract by and between Family Independence Agency and Harbor Oaks Hospital effective January 1, 1997. (Filed as exhibit 10.5 to the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission on October 14, 1997 and hereby incorporated by reference. Commission file number 0-22916).

**10.6
The Company’s 1993 Stock Purchase and Option Plan, as amended December 2002. (Filed as exhibit 10.23 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on January 8, 2003 and hereby incorporated by reference. Commission file number 333-102402).

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

**10.19
The Company's 2005 Employee Stock Purchase Plan. (Filed as exhibit 10.29 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2008 and hereby incorporated by reference. Commission file number 333-149579).

**10.20
The Company's 2003 Stock Purchase and Option Plan, as amended December 2007. (Filed as exhibit 10.30 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2008 and hereby incorporated by reference. Commission file number 333-149579).

10.21
Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 19, 2004, by and between PHC, Inc, PHC of Utah, Inc., PHC of Virginia, Inc., PHC of Michigan, Inc., PHC of Nevada, Inc., North Point Pioneer, Inc, Wellplace, Inc., Detroit Behavioral Institute, Inc. and CapitalSource Finance, LLC. To modify the agreement to increase the amount available under the term loan, extend the agreement through June 13, 2010, reduce the interest rates on the notes and adjust the covenants under the agreement. (Filed as exhibit 10.28 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2007 and hereby incorporated by reference. Commission file number 1-33323).

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

*21.1	List of Subsidiaries.
*23.1	Consent of BDO Seidman, LLP, an independent registered public accounting firm.
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE(S)	DATES

PHC, INC

Date: October 5, 2009	By: /s/ BRUCE A. SHEAR	October 5, 2009
Bruce A. Shear, President and Chief Executive Officer.

/s/ Bruce A. Shear Bruce A. Shear	President,, Chief Executive Officer (Principal executive officer)	October 5, 2009

/s/ Paula C. Wurts Paula C,. Wurts	Chief Financial Officer, Treasurer and Clerk, (principal financial and accounting officer	October 5, 2009

_________________ Donald E. Robar	Director

_________________ Howard Phillips	Director

_________________ William F. Grieco	Director

_________________ David E. Dangerfield	Director