Form 10-Q
period 2009-09-30
PHC INC /MA/
filed 2009-11-12
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended September 30, 2009.

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
Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer _________	Accelerated filer	___

Non accelerated filer _________	Smaller reporting company	_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ____  No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of November 4, 2009:

Class A Common Stock	18,980,630
Class B Common Stock	775,021

PHC, Inc.

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3-12

	Condensed Consolidated Balance Sheets – September 30, 2009 and June 30, 2009	3
	Condensed Consolidated Statements of Operations - Three months ended September 30, 2009 and September 30, 2008	4

	Condensed Consolidated Statements of Cash Flows– Three months ended September 30, 2009 and September 30, 2008	5

	Notes to Condensed Consolidated Financial Statements – September 30, 2009	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits	27

	Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,741,696	$3,199,344
Accounts receivable, net of allowance for doubtful accounts of $2,616,886 at September 30, 2009 and $2,430,618 at June 30, 2009	7,511,963	6,315,693
Other receivables- third party	41,300	170,633
Prepaid expenses	454,013	441,945
Prepaid income taxes	271,674	33,581
Other receivables and advances	1,434,488	674,357
Deferred income tax asset – current	923,625	923,625
Total current assets	12,378,759	11,759,178
Restricted cash	512,197	512,197
Accounts receivable, non-current	8,115	35,000
Other receivables	29,169	55,627
Property and equipment, net	4,699,529	4,687,110
Deferred income tax asset – non-current	1,902,354	1,902,354
Deferred financing costs, net of amortization of $473,073 and $436,440 at September 30, 2009 and June 30, 2009	299,168	335,801
Goodwill	969,098	969,098
Other assets	2,383,901	2,435,628
Total assets	$23,182,290	$22,691,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,703,435	$1,375,436
Current maturities of long-term debt	800,515	652,837
Revolving credit note	926,124	863,404
Current portion of obligations under capital leases	106,245	103,561
Accrued payroll, payroll taxes and benefits	1,297,299	1,570,639
Accrued expenses and other liabilities	1,560,545	1,461,499
Total current liabilities	6,394,163	6,027,376
Long-term debt, net of current maturities	327,351	488,426
Obligations under capital leases	104,807	132,368
Total liabilities	6,826,321	6,648,170

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,858,034 and 19,840,793 shares issued at September 30, 2009 and June 30, 2009, respectively	198,580	198,408
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,021 and 775,080 issued and outstanding at September 30, 2009 and June 30, 2009, respectively, each convertible into one share of Class A common stock	7,750	7,751
Additional paid-in capital	27,755,969	27,667,597
Treasury stock, 626,541 and 626,541 shares of Class A common stock at September 30, 2009 and June 30, 2009, respectively, at cost	(1,125,707)	(1,125,707)
Accumulated deficit	(10,480,623)	(10,704,226)
Total stockholders’ equity	16,355,969	16,043,823
Total liabilities and stockholders’ equity	$23,182,290	$22,691,993

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	September 30,
	2009	2008
Revenues:
Patient care, net	$11,767,668	$10,559,496
Contract support services	879,760	1,132,409
Total revenues	12,647,428	11,691,905
Operating expenses:
Patient care expenses	6,438,563	6,158,157
Cost of contract support services	727,477	827,779
Provision for doubtful accounts	472,973	445,814
Administrative expenses	4,652,517	4,694,974
Total operating expenses	12,291,530	12,126,724

Income (loss) from operations	355,898	(434,819)

Other income (expense):
Interest income	32,374	51,269
Other income	49,356	30,854
Interest expense	(80,593)	(81,642)

Total other income, net	1,137	481

Income (loss) before for income taxes	357,035	(434,338)
Income tax (benefit) provision	133,431	(39,419)

Income (loss) from continuing operations	223,604	(394,919)

Income from discontinued operations – net of tax
provision of $39,419	--	62,216

Net income (loss) applicable to common shareholders	$223,604	$(332,703)

Basic net income (loss) per common share
Continuing operations	$0.01	$(0.02)
Discontinued operations	0.00	0.00
	$0.01	$(0.02)

Basic weighted average number of shares outstanding	19,997,549	20,178,087

Diluted net income (loss) per common share
Continuing operations	0.01	$(0.02)
Discontinued operations	0.00	0.00
	$0.01	$(0.02)

Diluted weighted average number of shares outstanding	20,141,989	20,178,087

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	223,604	(332,703)
Net income from discontinued operations	--	62,216
Net income (loss) from continuing operations	$223,604	$(394,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	301,926	263,936
Non-cash interest expense	36,633	43,011
Earnings of unconsolidated subsidiary	(22,143)	(14,203)
Non-cash stock based compensation	60,709	2,133
Provision for doubtful accounts	472,973	445,814
Changes in:
Accounts receivable and other receivable	(2,264,986)	(1,334,094)
Prepaid expenses, prepaid income taxes and other current assets	(250,161)	26,452
Other assets	9,079	(133,829)
Accounts payable	327,999	514,167
Accrued expenses and other liabilities	(174,294)	222,288
Net cash used in continuing operations	(1,278,661)	(359,244)
Net cash used in discontinued operations	--	(310,275)
Net cash used in operations	(1,278,661)	(669,519)

Cash flows from investing activities:
Acquisition of property and equipment	(249,556)	(486,522)
Equity investment in unconsolidated subsidiary	18,288	38,100
Net cash used in investing activities of continuing operations	(231,268)	(448,422)
Net cash used in investing activities of discontinued operations	--	(33,188)
Net cash used in investing activities	(231,268)	(481,610)

Cash flows from financing activities:
Revolving debt, net	62,720	142,502
Principal payments on long-term debt	(38,274)	(67,294)
Proceeds from issuance of common stock, net	27,835	15,778
Purchase of treasury stock	--	(59,560)
Net cash provided by financing continuing operations	52,281	31,426
Net cash used in financing discontinued operations	--	(192,268)
Net cash provided by (used in) financing activities	52,281	(160,842)

Net decrease in cash and cash equivalents continuing operations	(1,457,648)	(776,240)
Net decrease in cash and cash equivalents discontinued operations	--	(535,731)
Net decrease in cash and cash equivalents	(1,457,648)	(1,311,971)
Beginning cash and cash equivalents	3,199,344	3,142,226
Ending cash and cash equivalents	$1,741,696	$1,830,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,960	$52,957
Income taxes	351,525	127,860

See Notes to Condensed Consolidated Financial Statements

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Note A - The Company

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2009 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying financial statements should be read in conjunction with the June 30, 2009 consolidated financial statements and footnotes thereto included in the Company’s 10-K, as amended, filed on October 5, 2009.

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

Revenue Recognition

The Company bills for its inpatient behavioral healthcare services upon discharge and for its outpatient facilities daily.  In all cases, the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals.  This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals which are estimated at the time of admission based on information received from the individual.  Adjustments to these estimates are recognized as adjustments to revenue during the period identified, usually when payment is received.

The Company’s policy is to collect estimated co-payments and deductibles at the time of admission.  Payments are made by way of cash, check or credit card.  If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company’s policy is to allow payment to be made in three installments - one third due upon admission, one third due upon discharge and the balance due 30 days after discharge.  At times the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement.  In this case, the Company will make arrangements with the patient once his or her condition is stabilized.  At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined.  Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

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

The non-employee director’s stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board.  Under the plan a maximum of 350,000 shares may be issued.  Each outside director is granted an option to purchase 20,000 shares of Class A common stock annually at the fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

The Company follows the provisions of FASB ASC 718 –“Compensation – Stock Compensation” (“ASC 718”).  Under the provisions of ASC 718, the Company recognizes the fair value of stock compensation in net income (loss), over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted.  Any income tax benefit related to stock compensation will be shown under the financing section of the Statement of Cash Flows.  Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of ASC 718, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of ASC 718, the Company recorded $60,709 and $33,782 of stock-based compensation on its consolidated condensed statement of operations for the three months ended September 30, 2009 and 2008.  In addition, the Company recorded a recovery of previously charged compensation of $47,797 for the three months ended September 30, 2008.

The Company had the following activity in its stock option plans for the three months ended September 30, 2009:

	Number	Weighted-Average	Intrinsic Value
	Of	Exercise Price	At
	Shares	Per Share	September 30, 2009
Balance – June 30, 2009	1,554,250	$1.99
Granted	--	--
Exercised	--	--
Expired	--	--
Balance – September 30, 2009	1,554,250	$1.99	$66,795

Exercisable	985,059	$2.07	$64,301

There were no options exercised during the three months ended September 30, 2009.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended September 30, 2009.

	Number	Weighted- Average
	Of Shares	Fair Value

Non-vested at July 1, 2009	569,191	$.67
Granted	--	--
Expired	--	--
Vested	--	$--
Non-vested at September 30, 2009	569,191	$.67

The compensation cost related to the fair value of these shares of approximately $213,734 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.  There were no options granted under the stock option plans for the three months ended September 30, 2009 or September 30, 2008.

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

The following table summarizes the discontinued operations for the periods presented:

	For the three months ended September 30,
	2009	2008

Revenue	$--	$1,295,453
Operating expenses	$--	$1,193,818

Income before taxes	$--	$101,635
Provision for taxes	$--	$39,419

Net income from discontinued operations	$--	$62,216

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

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total

For the three months ended September 30, 2009

Revenue–external Customers	$11,767,668	$--	$879,760	$--	$--	$12,647,428
Revenues – intersegment	827,160	--	--	1,249,998	(2,077,158)	--
Segment net income (loss)	1,298,774	--	152,310	(1,227,480)	--	223,604
Capital expenditures	171,655	--	6,522	71,379	--	249,556
Depreciation & amortization	215,185	--	23,503	63,238	--	301,926
Interest expense	38,287	--	-	42,306	--	80,593
Income tax expense	--	--	--	133,431	--	133,431
Identifiable assets	14,515,387	--	1,198,461	7,468,442	--	23,182,290
Goodwill and intangible assets	969,098	--	--	--	--	969,098

For the three months ended September 30, 2008

Revenue–external Customers	$10,559,496	$--	$1,132,409	$--	$--	$11,691,905
Revenues – intersegment	688,450	--	--	1,353,700	(2,042,150)	--
Segment net income (loss)	351,798	62,216	304,666	(1,051,383)	--	(332,703)
Capital expenditures	474,449	--	3,863	8,210	--	486,522
Depreciation & amortization	192,303	--	26,402	45,231	--	263,936
Interest expense	40,816	--	-	40,826	--	81,642
Income tax benefit	--	--	--	(39,419)	--	(39,419)

At June 30, 2009

Identifiable assets	13,010,748	--	478,925	9,202,320	--	22,691,993
Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note F - Recent accounting pronouncements

Recently Issued Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810-10-05, an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

Recently Adopted Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Standards”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”). This Statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification standard (FASB ASC Topic 105 on generally accepted accounted principles) was adopted on June 28, 2009. This change impacted disclosure references only and had no effect on the Company’s financial position or its results of operations.

Effective July 1, 2009, the Company adopted the provisions of ASC 815-40-15 (EITF Issue No. 07-05), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The adoption of ASC 815-40-15 did not have any impact on our financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted the provisions of ASC 470-20-25 (FASB Staff Position APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion” (Including Partial Cash Settlement). ASC 470-20-25 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This ASC should be applied retrospectively for all periods presented. The adoption of ASC 470-20-25 did not have any impact on our financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted the provisions of ASC 808-10-10 (EITF Issue No. 07-01), “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”.  The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605-45-05 (EITF Issue No. 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under ASC 808-10-10 applies to the entire collaborative agreement. This Issue is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808-10-10 did not have any impact on our current or prior consolidated results of operations, financial condition or cash flows.

Effective July 1, 2009, the Company adopted the provisions of ASC 810-10-65 (SFAS No. 160), “Non-controlling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51”. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The statement also establishes standards for presentation and disclosure of the non-controlling results on the consolidated statement of operations. The adoption of ASC 810-10-65 did not have a material impact on our financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted the provisions of ASC 805-10-10 (SFAS No. 141-R), “Business Combinations”. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805-10-10 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this statement was not permitted. The adoption of ASC 805-10-10 will impact our financial position, results of operations and cash flows to the extent we conduct acquisition-related activities and/or consummate business combinations.

Effective July 1, 2009, Company adopted the provisions of ASC 805-20-25 (FSP 141-R-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This ASC amends and clarifies SFAS No. 141-R, “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting ASC 805-20-25 on our consolidated financial statements will depend on the economic terms of any future business combinations.

Note G –Income Taxes

FASB ASC 740, “Income Taxes” (“ASC 740”), prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company adopted the provisions of ASC 740 on July 1, 2007.  ASC 740 required that a change in judgment related to prior years’ tax positions be recognized in the quarter of the change.  As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2005-2008 remain open to examination by the major taxing authorities to which we are subject.

Note H – Restricted Cash

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee was resolved through binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company has initiated.  Since the Company’s attorney expects a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying balance sheet.

Note I -Basic and diluted income (loss) per share:

Income (loss) per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share.  For the three months ended September 30, 2009, all dilutive common stock equivalents were included in the calculation of diluted earnings per share using the treasury stock method; however, since the Company experienced a net loss for the three months ended September 30, 2008, no additional common stock equivalents related to options or warrants were included since they would have been anti-dilutive.

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

	Three months ended
	September 30,
	2009	2008

Weighted average shares
outstanding – basic	19,997,549	20,178,087
Employee stock options	144,440	--
Warrants	--	--

Weighted average shares
outstanding – fully diluted	20,141,989	20,178,087

The following table summarizes securities outstanding as of September 30, 2009 and 2008, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

	Three months ended
	September 30,
	2009	2008
Employee stock options	835,250	1,236,875
Warrants	343,000	328,000
Total	1,178,250	1,564,875

Note J –Subsequent events:

The Company evaluated subsequent events through November 12, 2009, which is the date these financial statements were available for issue, and did not find any reportable subsequent events.

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

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers (collectively called "treatment facilities").  The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients.  The profitability of the Company is largely dependent on the level of patient census and the payor mix at these treatment facilities.  Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics.  Payor mix is determined by the source of payment to be received for each client being provided billable services.  The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases.  The Company’s internet operation, Behavioral Health Online, Inc., continues to provide behavioral health information through its web site at Wellplace.com but its primary function is Internet technology support for the subsidiaries and their contracts.  As such, the expenses related to Behavioral Health Online, Inc. are included as corporate expenses. In March 2009, the Company completed the sale of the assets of its research division, Pivotal Research Centers, Inc.  As such, the results of operations for this division are shown as discontinued operations on the accompanying statements of operations.  (See the Company’s current report on Form 8-K filed with the U. S. Securities and Exchange Commission on March 16, 2009 for additional information regarding the sale of Pivotal).

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with FASB ASC 94-605-35 – Estimated and Final Settlements Under Rate Setting Systems.  Net contractual adjustments recorded in the three months ended September 30, 2009 for revenue booked in prior years resulted in an increase in net revenue of approximately $12,450.  Net contractual adjustments recorded in fiscal 2009 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $59,200.

A Medicare cost report settlement in the amount of $129,333 was received during the three months ended September 30, 2009.  This settlement, although payment was received, is currently subject to review, therefore no revenue has been recorded.  During the fiscal year ended June 30, 2009, no third party cost report settlements were expected or received; however, the Company sent a required Medicare settlement payment of approximately $170,000 based on desk review of the 2008 cost report.  This settlement, although paid, is currently on appeal and is expected to be recouped; therefore, no settlement expense has been recorded.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor.  This information is critical in estimating our required allowance for bad debts.  Below is revenue by payor for the three months ended September 30, 2009 and 2008 and the fiscal year ended June 30, 2009 and the accounts receivable aging information as of September 30, 2009 and June 30, 2009, for our treatment services segment.
	Net Revenue by Payor (in thousands)
	For the Three Month				For the Fiscal Year
	Ended September 30,				Ended June 30,
	2009		2008		2009
	$	%	$	%	$	%
Private Pay	$835	7	$538	5	$2,224	5
Commercial	7,885	67	7,142	68	29,553	70
Medicare	436	4	306	3	1,027	2
Medicaid	2,612	22	2,573	24	9,796	23

Net Revenue	$11,768		$10,559		$42,600

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)
September 30, 2009
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total
Private Pay	$ 53	$ 197	$ 140	$ 119	$ 89	$232	$ 58	$ 151	$ 1,039
Commercial	2,580	1,175	256	160	71	157	4	41	4,444
Medicare	80	24	1	4	1	21	--	--	131
Medicaid	1,509	127	97	48	41	67	--	17	1,906
Total	$ 4,222	$ 1,523	$ 494	$ 331	$ 202	$ 477	$ 62	$ 209	$7,520

June 30, 2009
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total
Private Pay	$ 102	$ 123	$ 114	$ 139	$ 139	$283	$ 45	$ 214	$ 1,159
Commercial	2,161	981	226	181	70	111	4	41	3,775
Medicare	49	--	5	--	2	--	--	--	56
Medicaid	1,110	157	26	32	16	18	--	2	1,361
Total	$ 3,422	$ 1,261	$ 371	$ 352	$ 227	$ 412	$ 49	$ 257	$ 6,351

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 64 days for the three months ended September 30, 2009 and 62 days the fiscal year ended June 30, 2009.  The table below shows the DSO by segment for the same periods.

	Treatment	Contract
Period Ended	Services	Services

09/30/2009	55	128
06/30/2009	52	51

Contract Services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  A delay in payment from our major contract with Wayne County was experienced at September 30, 2009 when payment was processed for May through September in October 2009.  This timing delay was expected in conjunction with fiscal year end of Michigan.

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

Allowance for doubtful accounts:

The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 300 days outstanding, at which time the provision is 80-100% of the outstanding balance.  These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables.  The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period.  This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance.

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  During fiscal 2009, the Company recorded a tax expense from continuing operations of $65,764.  For the quarter ended September 30, 2009, the company recorded an estimated tax expense of $133,431 based on net income and projected net income for the fiscal year.

In accordance with ASC 740, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

In the fiscal year ended June 30, 2009, the Company recorded an impairment loss on the intangible assets of the Company’s research segment of $1,500,000 based on the annual review and valuation of intangible assets.  The fair value was determined using a combination of approaches including a trading multiple, an acquisition multiple and the income approach.

Results of Operations

The following table illustrates our consolidated results of operations for the three months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended
	September 30,
	2009		2008
	(in thousands)
Statements of
Operations Data:	Amount	%	Amount	%

Revenue	$12,647	100.0	$11,692	100.0
Cost and Expenses:
Patient care expenses	6,439	50.9	6,158	52.7
Contract expenses	727	5.8	827	7.0
Provision for bad debts	473	3.7	446	3.8
Administrative expenses	4,652	36.8	4,695	40.2
Interest expense	81	0.6	82	0.7
Other (income) expenses, net	(82)	(0.6)	(82)	(0.7)

Total expenses	12,290	97.2	12,126	103.7

Income (loss) before income taxes	357	2.8	(434)	(3.7)

Income tax (benefit) provision	133	1.1	(39)	(0.3)

Income (loss) from continuing operations	224	1.7	(395)	(3.4)

Discontinued operations	--	--	62	0.5

Net income (loss)	$224	1.7	$(333)	(2.8)

Results of Operations

Total net revenue from operations increased 8.2% to $12,647,428 for the three months ended September 30, 2009 from $11,691,905 for the three months ended September 30, 2008.

Net patient care revenue increased 11.4% to $11,767,668 for the three months ended September 30, 2009 from $10,559,496 for the three months ended September 30, 2008.  This increase in revenue is due primarily to the increased census at Seven Hills Hospital in Las Vegas and the increased beds and census at Capstone in Detroit.  These increases were partially offset by the reduction in beds at Harbor Oaks to facilitate the remodeling of the former adjudicated unit to accommodate the new chemical dependency program which opened in September 2009.

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

Contract support services revenue provided by Wellplace decreased 22.3% to $879,760 for the three months ended September 30, 2009 compared to $1,132,409 for the three months ended September 30, 2008 due to the expiration of the Company’s smoking cessation contract with a government contractor in September 2008.  The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and new Smoking Cessation Programs.

Patient care expenses in our treatment centers increased 4.6% to $6,438,563 for the three months ended September 30, 2009 from $6,158,157 for the three months ended September 30, 2008.  This increase in expenses is due to increased beds and census at Seven Hills Hospital in Las Vegas and Capstone Academy in Detroit and higher utilization under the capitated contracts with the majority of the increases in expenses directly related to the patient care expenses.  Payroll and service related expenses increased 9.9% to $4,894,050 for the three months ended September 30, 2009 from $4,454,829 for the same period a year ago.  Payroll tax expenses increased 14.7% to $302,476 for the three months ended September 30, 2009 from $263,640 for the same period a year ago.  Contract expenses related to the capitated contracts decreased 1.0% to $1,213,090 for the three months ended September 30, 2009 from $1,225,925 for the same period a year ago.  Food expenses increased 6.7% to $266,031 for the three months ended September 30, 2009 from $249,346 for the same period a year ago.  All of these increases are a result of increased census at Seven Hills and Capstone.  Pharmacy expense decreased 25.2% to $177,044 for the three months ended September 30, 2009 from $236,838 for the same period a year ago as we continue to look for effective alternatives that are less expensive in our formulary and the least expensive suppliers.

Contract support services expenses decreased 12.1% to $727,477 for the three months ended September 30, 2009 from $827,779 for the three months ended September 30, 2008.  This decrease primarily due to reduction in the expenses related to the previously mentioned smoking cessation contract which expired in September 2008.

Administrative expenses decreased 0.9% to $4,652,517 for the quarter ended September 30, 2009 from $4,694,974 for the quarter ended September 30, 2008.  This minimal decrease is a primarily due to the stabilization of expenses at our new facilities.  Casual labor expenses decreased 68.5% to $10,256 for the quarter ended September 30, 2009 from $32,584 for the same period a year ago.  Administrative payroll increased 12.0%. to $1,505,677 for the quarter ended September 30, 2009 from $1,344,573 for the same period a year ago.  In addition Fees and License expense decreased 62.6% to $33,263 for the quarter ended September 30, 2009 from $89,012 for the same period a year ago.  Rent expense decreased 6.5% to $882,358 for the three months ended September 30, 2009 from $943,251 for the same period a year ago due to the elimination of the DBI space at the Detroit Medical Center.  Travel expenses also decreased as telecommunications are being used more frequently instead of site visits.

Provision for doubtful accounts increased 6.1% to $472,973 for the three months ended September 30, 2009 from $445,814 for the three months ended September 30, 2008.  The Company’s policy is to maintain reserves based on the age of its receivables.  This increase in the provision for doubtful accounts is largely attributable to the increase in receivables related to Seven Hills.

Interest income decreased 36.9% to $32,374 for the three months ended September 30, 2009 from $51,269 for the three months ended September 30, 2008.  This decrease is a result of lower balances in investment accounts as a result of the delay in payment of our contract receivables and less interest being charged on patient accounts.

Other income / expense increased 60.0% to $49,356 for the three months ended September 30, 2009 from $30,854 for the three months ended September 30, 2008.  This increase is primarily due to the earnings of the Company’s investments in unconsolidated subsidiaries.

Interest expense decreased 1.3% to $80,593 for the three months ended September 30, 2009 from $81,642 for the three months ended September 30, 2008.  This decrease is primarily due to the general decrease in interest rates as the interest rate on all of our long term debt is tied to the Prime rate.

Since the Company has returned to profitability and projects continued profitability for the fiscal year, the Company recorded a provision for income taxes of $133,431 for the three months ended September 30, 2009 as compared to a tax benefit $39,419 for the same period last year.  If tax estimates are found to be high or low, adjustments will be made in the period of the determination.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $1,278,661 for the three months ended September 30, 2009 compared to $669,519 for the three months ended September 30, 2008.  Cash flows used in operations in the three months ended September 30, 2009 consists of net income of $223,604 plus depreciation and amortization of $301,926, non–cash interest expense of $36,633, non-cash stock based compensation of $60,709, non-cash earnings from the unconsolidated subsidiary of $22,143, the provision for doubtful accounts of $472,973, an increase in accounts receivable of $2,264,986, an increase in prepaid expenses of $250,161, a decrease in accrued expenses and other liabilities of $174,294 offset by a decrease in other assets of $9,079 and an increase in accounts payable of $327,999.

Cash used in investing activities in the three months ended September 30, 2009 consisted of $249,556 in capital expenditures and $18,288 in cash distribution from our unconsolidated subsidiary investment compared to $486,522 in capital expenditures, $38,100 in cash distribution from our unconsolidated subsidiary investment and cash used in discontinued operations of $33,188 during the same period last year.

Cash provided by financing activities of $52,281 in the three months ended September 30, 2009 was the result of proceeds from the issuance of common stock under the employee stock purchase plan of $27,835, an increase in the Company’s revolving credit line of $62,720 and repayment of $38,274 on the Company’s long-term debt compared to $59,560 used to purchase treasury stock, $142,502 increase in the Company’s revolving credit line, $52,294 reduction in long term debt, $15,000 paid for financing cost and $15,778 in proceeds from the issuance of employee stock purchase plan shares and cash used in discontinued operations of $192,268 during the same period last year.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of September 30, 2009, accounts receivable from patient care, net of allowance for doubtful accounts, increased 18.4% to $7,520,078 from $6,350,693 on June 30, 2009.  This increase is a result of increased revenue from Seven Hills Hospital and Capstone Academy.  The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem.  Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy the Company has redoubled its efforts to collect accounts early.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

The Company experienced a delay in collections from one of our contracts of approximately $1,200,000 which was paid in full subsequent to quarter end.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2009 are as follows (in thousands):

YEAR ENDING					OPERATING
September 30,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2010	$801	$15	$106	$17	$3,292	$4,231
2011	232	11	105	6	3,006	3,360
2012	52	6	--	--	2,909	2,967
2013	43	2	--	--	2,581	2,626
2014	--	--	--	--	2,450	2,450
Thereafter	--	--	--	--	9,013	9,013
Total	$1,128	$34	$211	$23	$23,251	$24,647

*   Total does not include the amount due under the revolving credit note of $926,124.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $935,000 at September 30, 2009, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $926,124.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of September 30, 2009, the Company had $677,500 available under the term loan.

The revolving credit note carries interest at prime (3.25% at September 30, 2009) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of September 30, 2009 was $926,124.  For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of September 30, 2009 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.82%.

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

 Financial Risk
•
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense fluctuate with changes in the prime rate. On this debt, each 25 basis point increase or decrease in the prime rate will affect an annual increase or decrease in interest expense of approximately $2,200; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the Prime rate would have to increase 1.25% before there would be any interest expense increase.

•
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk

o
Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $7,520,078 at September 30, 2009, $6,350,693 at June 30, 2009 and $6,474,733 at June 30, 2008.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at September 30, 2009 and June 30, 2009, respectively, and Bad Debt Expense for the three months ended September 30, 2009 and the year ended June 30, 2009:

	Accounts	Allowance for
	Receivable	doubtful accounts	Bad Debt Expense

September 30, 2009	$10,136,964	$2,616,886	$472,973
June 30, 2009	8,781,311	2,430,618	1,637,738

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

Change in Internal Controls

During the three months ended September 30, 2009, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PHC, Inc.
Registrant

Date: November 12, 2009	/s/ Bruce A. Shear_____________
Bruce A. Shear
President
Chief Executive Officer

Date: November 12, 2009	/s/ Paula C. Wurts_____________
Paula C. Wurts
Treasurer
Chief Financial Officer