Form 10-Q
period 2009-12-31
PHC INC /MA/
filed 2010-02-12
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended December 31, 2009.

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
(Check one):

Large accelerated filer ___	Accelerated filer	___

Non accelerated filer ___	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ____  No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of February 4, 2010:

Class A Common Stock	18,990,422
Class B Common Stock	775,021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,782,395	$3,199,344
Accounts receivable, net of allowance for doubtful accounts of $2,843,076 at
December 31, 2009 and $2,430,618 at June 30, 2009	7,630,903	6,315,693
Other receivables-third party	65,190	170,633
Prepaid expenses	438,284	441,945
Prepaid income taxes	21,966	33,581
Other receivables and advances	664,517	674,357
Deferred income tax asset – current	923,625	923,625
Total current assets	12,526,880	11,759,178
Restricted cash	512,197	512,197
Accounts receivable, non-current	41,964	35,000
Other receivables	76,996	55,627
Property and equipment, net	4,605,562	4,687,110
Deferred income tax asset – non-current	1,902,354	1,902,354
Deferred financing costs, net of amortization of $509,705 and $436,440 at
December 31, 2009 and June 30, 2009	262,536	335,801
Goodwill	969,098	969,098
Other assets	2,359,310	2,435,628
Total assets	$23,256,897	$22,691,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386,724	$1,375,436
Current maturities of long-term debt	798,171	652,837
Revolving credit note	1,044,064	863,404
Current portion of obligations under capital leases	109,503	103,561
Accrued payroll, payroll taxes and benefits	1,485,941	1,570,639
Accrued expenses and other liabilities	1,586,411	1,461,499
Total current liabilities	6,410,814	6,027,376
Long-term debt, net of current maturities	315,923	488,426
Obligations under capital leases	75,998	132,368
Total liabilities	6,802,735	6,648,170
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized,
19,860,034 and 19,840,793 shares issued at December 31, 2009 and June 30,
2009, respectively	198,600	198,408
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,021 and 775,080 issued and outstanding at December 31, 2009 and June 30,
2009, respectively, each convertible into one share of Class A common stock	7,750	7,751
Additional paid-in capital	27,838,561	27,667,597
Treasury stock, 877,404 and 626,541 shares of Class A common stock at
December 31, 2009 and June 30, 2009, respectively, at cost	(1,398,365)	(1,125,707)
Accumulated deficit	(10,192,384)	(10,704,226)
Total stockholders’ equity	16,454,162	16,043,823
Total liabilities and stockholders’ equity	$23,256,897	$22,691,993
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Patient care, net	$11,992,372	$10,105,942	$23,760,040	$20,665,438
Contract support services	872,191	914,374	1,751,951	2,046,783
Total revenues	12,864,563	11,020,316	25,511,991	22,712,221
Operating expenses:
Patient care expenses	6,439,782	5,906,307	12,878,345	12,064,464
Cost of contract support services	741,504	771,505	1,468,981	1,599,284
Provision for doubtful accounts	455,345	308,329	928,318	754,143
Administrative expenses	4,714,227	4,877,390	9,366,744	9,572,364
Total operating expenses	12,350,858	11,863,531	24,642,388	23,990,255

Income (loss) from operations	513,705	(843,215)	869,603	(1,278,034)

Other income (expense):
Interest income	29,733	44,206	62,107	95,475
Other income	74,305	24,888	123,661	55,742
Interest expense	(80,885)	(96,306)	(161,478)	(177,948)

Total other income (expense), net	23,153	(27,212)	24,290	(26,731)

Income (loss) before income taxes	536,858	(870,427)	893,893	(1,304,765)
Income tax (benefit) provision	248,619	(466,634)	382,050	(506,053)

Income (loss) from continuing operations	288,239	(403,793)	511,843	(798,712)

Discontinued operations – net of tax – Pivotal	--	(1,312,280)	--	(1,250,064)

Net income (loss) applicable to common shareholders	$288,239	$(1,716,073)	$511,843	$(2,048,776)

Basic net income (loss) per common share
Continuing operations	$0.01	$(0.02)	$0.03	$(0.04)
Discontinued operations	--	(0.07)	--	(0.06)
	$0.01	$(0.09)	$0.03	$(0.10)

Basic weighted average number of shares outstanding	19,800,509	20,131,080	19,899,029	20,154,583

Diluted net income (loss) per common share
Continuing operations	0.01	(0.02)	0.03	(0.04)
Discontinued operations	--	(0.07)	--	(0.06)
	$0.01	$(0.09)	$0.03	$(0.10)

Diluted weighted average number of shares outstanding	19,855,419	20,131,080	20,012,602	20,154,583
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$511,843	$(2,048,776)
Net loss from discontinued operations	--	1,250,064
Net income (loss) from continuing operations	511,843	(798,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	574,044	543,907
Non-cash interest expense	73,263	82,571
Deferred income tax benefit	--	(1,314,238)
Earnings of unconsolidated subsidiary	(49,084)	(14,203)
Stock based compensation	141,701	69,202
Provision for doubtful accounts	928,318	754,143
Changes in:
Accounts receivable and other receivable	(2,174,866)	(1,071,240)
Prepaid expenses and other current assets	15,276	(8,455)
Other assets	(2,653)	(4,639)
Accounts payable	11,288	27,830
Accrued expenses and other liabilities	40,214	48,533
Net cash provided by (used in) continuing operations	69,344	(1,685,301)
Net cash provided by discontinued operations	--	677,240
Net cash provided by (used in) operating activities	69,344	(1,008,061)

Cash flows from investing activities:
Acquisition of property and equipment	(364,441)	(1,095,907)
Equity investment in unconsolidated subsidiary	18,288	38,100
Net cash used in investing activities of continuing operations	(346,153)	(1,057,807)
Net cash used in investing activities of discontinued operations	--	(32,187)
Net cash used in investing activities	(346,153)	(1,089,994)

Cash flows from financing activities:
Revolving debt, net	180,660	141,307
Proceeds from borrowings on long term debt	--	800,000
Principal payments on long term debt	(77,597)	(117,707)
Proceeds from issuance of common stock	29,455	19,898
Purchase of treasury stock	(272,658)	(499,930)
Net cash (used in) provided by financing continuing operations	(140,140)	343,568
Net cash used in financing discontinued operations	--	(384,496)
Net cash used in financing activities	(140,140)	(40,928)

Net decrease in cash and cash equivalents, continuing operations	(416,949)	(2,399,540)
Net increase in cash and cash equivalents, discontinued operations	--	260,557
Net decrease in cash and cash equivalents	(416,949)	(2,138,983)
Beginning cash and cash equivalents	3,199,344	3,142,226
Ending cash and cash equivalents	$2,782,395	$1,003,243

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88,210	$112,762
Income taxes	351,525	161,764
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in a cashless exercise of options	$--	$84
Obligations under capital leases	--	3,470
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

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

Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility in Detroit, Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, one in Monroeville, PA operating as Wellplace, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2009 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying financial statements should be read in conjunction with the June 30, 2009 consolidated financial statements and notes thereto included in the Company’s 10-K, as amended, filed on October 5, 2009.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Auditing Standards Codification (“ASC”) – “Compensation – Stock Compensation” (“ASC 718”).  Under the provisions of ASC 718, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted.  Any income tax benefit related to stock compensation will be shown under the financing section of the Statement of Cash Flows.  Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of ASC 718, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of ASC 718, the Company recorded stock-based compensation on its consolidated condensed statement of operations of $80,992 and $61,913 for the three months ended December 31, 2009 and 2008, respectively and $141,701 and $95,695 for the six months ended December 31, 2009 and 2008, respectively.  In addition, the Company recorded a recovery of previously charged compensation of $47,797 for the three months ended September 30, 2008.

The Company had the following activity in its stock option plans for the six months ended December 31, 2009:

	Number Of Shares	Weighted-Average Exercise Price Per Share	Intrinsic Value At December 31, 2009

Balance – June 30, 2009	1,554,250	$1.99
Granted	205,000	1.08
Exercised	(2,000)	0.81
Expired	(141,250)	1.43
Balance – December 31, 2009	1,616,000	$1.92	$63,570

Exercisable	1,168,496	$2.01	$55,783

The total intrinsic value of the options exercised during the six months ended December 31, 2009 was $680.

The following table summarizes the activity of the Company’s stock options that have not vested for the six months ended December 31, 2009.

	Number Of Shares	Weighted- Average Fair Value

Non-vested at July 1, 2009	569,191	$0.67
Granted	205,000	0.58
Expired	(8,750)	0.60
Vested	(317,937)	$0.64
Non-vested at December 31, 2009	447,504	$0.66

The compensation cost related to the fair value of these shares of approximately $251,516 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.    The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2009 and December 31, 2008 was $0.58 and $0.71, respectively, and the weighted-average fair value of the options granted for the six months ended December 31, 2009 and December 31, 2008 was $0.58 and $0.71, respectively, using the following assumptions:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008

Average risk-free interest rate	2.76%	4.00%	2.76%	4.00%
Expected dividend yield	None	None	None	None
Expected life	5.00 years	6.06 years	5.00 years	6.06 years
Expected volatility	60.66%	50.24%	60.66%	50.24%

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

The following table summarizes the discontinued operations for the periods presented:

	For the three months ended December 31,	For the six months ended December 31,
	2008	2008

Revenue	$667,641	$1,963,094
Operating expenses	$2,811,364	$4,005,182

Loss before taxes	$(2,143,723)	$(2,042,088)
Income tax benefit	$(831,443)	$(792,024)

Net loss from discontinued operations	$(1,312,280)	$(1,250,064)

There was no activity for discontinued operations in the current fiscal year as the operations were sold in February of 2009.

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

	Treatment Services	Discontinued Operations	Contract Services	Administrative Services	Eliminations	Total

For the three months ended December 31, 2009
Revenue–external customers	$11,992,372	$--	$872,191	$--	$--	$12,864,563
Revenues – intersegment	1,007,920	--	--	1,249,998	(2,257,918)	--
Segment net income (loss)	1,538,056	--	130,722	(1,380,539)	--	288,239
Capital expenditures	85,570	--	10,051	19,264	--	114,885
Depreciation & amortization	195,123	--	14,891	62,104	--	272,118
Interest expense	39,198	--	--	41,687	--	80,885
Income tax provision	--	--	--	248,619	--	248,619

For the three months ended December 31, 2008
Revenue–external customers	$10,105,942	$--	$914,374	$--	$--	$11,020,316
Revenues – intersegment	653,700	--	--	1,423,500	(2,077,200)	--
Segment net income (loss)	155,495	(1,312,280)	142,880	(702,168)	--	(1,716,073)
Capital expenditures	608,802	--	--	583	--	609,385
Depreciation & amortization	199,980	--	26,437	53,554	--	279,971
Interest expense	51,269	--	20	45,017	--	96,306
Income tax benefit	--	--	--	(466,634)	--	(466,634)

Note E – Business Segment Information (continued)

For the six months ended December 31, 2009
Revenue–external customers	$23,760,040	$--	$1,751,951	$--	$--	$25,511,991
Revenues – intersegment	1,835,080	--	--	2,499,996	(4,335,076)	--
Segment net income (loss)	2,836,830	--	283,032	(2,608,019)	--	511,843
Capital expenditures	257,225	--	16,573	90,643	--	364,441
Depreciation & amortization	410,308	--	38,394	125,342	--	574,044
Interest expense	77,485	--	--	83,993	--	161,478
Income tax provision	--	--	--	382,050	--	382,050
Identifiable assets	14,305,332	--	494,740	8,456,825	--	23,256,897
Goodwill and intangible assets	969,098	--	--	--	--	969,098

For the six months ended December 31, 2008
Revenue–external Customers	$20,665,438	$--	$2,046,783	$--	$--	$22,712,221
Revenues – intersegment	1,342,150	--	--	2,777,200	(4,119,350)	--
Segment net income (loss)	507,293	(1,250,064)	447,546	(1,753,551)	--	(2,048,776)
Capital expenditures	1,083,251	--	3,863	8,793	--	1,095,907
Depreciation & amortization	392,283	--	52,839	98,785	--	543,907
Interest expense	92,085	--	20	85,843	--	177,948
Income tax benefit	--	--	--	(506,053)	--	(506,053)

At June 30, 2009
Identifiable assets	13,010,748	--	478,925	9,202,320	--	22,691,993
Goodwill and intangible assets	969,098	--	---	--	--	969,098

Note F - Recent accounting pronouncements

Recently Issued Standards

    In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

Note G –Income Taxes

FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”), prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company adopted the provisions of ASC 740 on July 1, 2007.  ASC 740 required that a change in judgment related to prior years’ tax positions be recognized in the quarter of the change.  As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

Note I -Basic and diluted income (loss) per share:

Income (loss) per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share.  For the three months and six months ended December 31, 2009, all dilutive common stock equivalents were included in the calculation of diluted earnings per share using the treasury stock method; however, since the Company experienced a net loss for the three months and six months ended December 31, 2008, no additional common stock equivalents related to options or warrants were included since they would have been anti-dilutive.

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Weighted average shares outstanding – basic	19,800,509	20,131,080	19,899,029	20,154,583
Employee stock options	54,910	--	113,573	--
Warrants	--	--	--	--

Weighted average shares outstanding – fully diluted	19,855,419	20,131,080	20,012,602	20,154,583

The following table summarizes securities outstanding as of December 31, 2009 and 2008, but not included in the calculation of diluted net earnings per share because such shares are anti-dilutive:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Employee stock options	1,311,500	154,766	996,500	251,908
Warrants	343,000	--	343,000	--
Total	1,654,500	154,766	1,339,500	251,908

Note J – Purchase of treasury stock:

During the quarter the company purchased 250,863 shares of PHC Class A Common Stock on the open market at an average share price of $1.07 under the treasury stock purchase plan approved by the PHC Board of Directors.  The company also paid approximately $4,600 in brokerage fees related to the purchases.

Note K –Subsequent events:

The Company evaluated subsequent events through February 12, 2010, which is the date these financial statements were available for issue, and did not find any reportable subsequent events.

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

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act).  This Act is now law and the implementation process began on January 1, 2010.  This legislation will improve access to the Company’s programs but its total effect on behavioral health providers has not yet been assessed.   The Company also anticipates that with the enactment of Healthcare reform legislation more individuals will have access and a means for reimbursement of the Company’s programs potentially improving revenue and profitability.  Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.  The current economic conditions continue to challenge the Company’s profitability through increased uninsured patients in our fee for service business and increased utilization in our capitated business.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with FASB ASC 94-605-35 – Estimated and Final Settlements Under Rate Setting Systems.  Net contractual adjustments recorded in the three months ended December 31, 2009 for revenue booked in prior years resulted in an decrease in net revenue of approximately $20,500.  Net contractual adjustments recorded in fiscal 2009 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $59,200.

A Medicare cost report settlement in the amount of $129,333 was received during the three months ended September 30, 2009.  This settlement, although payment was received, was subject to review, therefore, no revenue had been recorded at the time.  During the quarter ended December 31, 2009, this amount was recorded as revenue as final settlement of fiscal 2009.  Also recorded during the second quarter 2010 were the final settlement of the fiscal 2007 appeal which resulted in net expense of $108,527 and the final settlement for fiscal year ended June 30, 2006 of $3,184.  No further adjustments are expected for these years.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor.  This information is critical in estimating our required allowance for bad debts.  Below is revenue by payor for the three and six months ended December 31, 2009 and 2008 and the fiscal year ended June 30, 2009 and the accounts receivable aging information as of December 31, 2009 and June 30, 2009, for our treatment services segment.

Net Revenue by Payor (in thousands)_
	For the Three Months Ended December 31,				For the Six Months Ended December 31,				For the Fiscal Year Ended June 30,
	2009		2008		2009		2008		2009
	$	%	$	%	$	%	$	%	$	%

Private Pay	$807	7	$513	5	$1,642	7	$1,051	5	$2,224	5
Commercial	8,154	68	6,819	67	16,040	68	13,961	68	29,553	70
Medicare *	569	5	275	3	1,005	4	581	3	1,027	2
Medicaid	$2,438	20	$2,499	25	$5,049	21	$5,072	24	$9,796	23

Net Revenue	$11,968		$10,106		$23,736		$20,665		$42,600

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of December 31, 2009

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$139	$158	$159	$109	$137	$248	$54	$129	$1,133
Commercial	2,455	1,260	405	156	119	144	7	52	4,598
Medicare	83	37	11	45	17	6	10	1	210
Medicaid	1,398	103	45	48	44	60	17	17	1,732
Total	$4,075	$1,558	$620	$358	$317	$458	$88	$199	$7,673

    As of June 30, 2009

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$102	$123	$114	$139	$139	$283	$45	$214	$1,159
Commercial	2,161	981	226	181	70	111	4	41	3,775
Medicare	49	--	5	--	2	--	--	--	56
Medicaid	1,110	157	26	32	16	18	--	2	1,361
Total	$3,422	$1,261	$371	$352	$227	$412	$49	$257	$6,351

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 59 days at December 31, 2009 and 62 days at June 30, 2009.  The table below shows the DSO by segment for the same periods.

Period	Treatment	Contract
End	Services	Services

12/31/2009	56	53
06/30/2009	52	51

Contract services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  A delay in payment from a major contract occurred when a payment routinely paid by the end of the month was not received until January 15, 2010.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  During fiscal 2009, the Company recorded a tax expense from continuing operations of $65,764.  The company recorded estimated tax expense of $248,619 and $382,050 for the three and six months ended December 31, 2009, respectively, based on net income and projected net income for the fiscal year.

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

Results of Operations

The following table illustrates our consolidated results of operations for the three months and six months ended December 31, 2009 and 2008 (in thousands):

	For the Three Months Ended				For the Six Months ended
	December 31,				December 31,
	2009		2008		2009		2008
	(in thousands)
Statements of Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$12,865	100.0	$11,020	100.0	$25,512	100.0	$22,712	100.0
Cost and Expenses:
Patient care expenses	6,440	50.1	5,906	53.6	12,878	50.5	12,065	53.1
Contract expenses	742	5.8	772	7.0	1,469	5.8	1,599	7.0
Provision for bad debts	455	3.5	308	2.8	928	3.6	754	3.3
Administrative expenses	4,714	36.6	4,878	44.3	9,367	36.7	9,572	42.1
Interest expense	81	0.6	96	0.9	162	0.6	178	0.8
Other (income) expenses, net	(104)	(0.8)	(69)	(0.6)	(186)	(0.7)	(151)	(0.7)

Total expenses	12,328	95.8	11,891	107.9	24,618	96.5	24,017	105.7

Income (loss) before income taxes	537	4.2	(871)	(7.9)	894	3.5	(1,305)	(5.7)

Income tax (benefit) provision	249	1.9	(467)	(4.2)	382	1.5	(506)	(2.2)

Income (loss) from continuing operations	288	2.3	(404)	(3.7)	512	2.0	(799)	(3.5)

Discontinued operations	--	--	(1,312)	(11.9)	--	--	(1,250)	(5.5)

Net income (loss)	$288	2.3	$(1,716)	(15.6)	$512	2.0	$(2,049)	(9.0)

Results of Operations

Total net revenue from operations increased 16.7% to $12,864,563 for the three months ended December 31, 2009 from $11,020,316 for the three months ended December 31, 2008 and increased 12.3% to $25,511,991 for the six months ended December 31, 2009 from $22,712,221 for the six months ended December 31, 2008.

Net patient care revenue increased 18.7% to $11,992,372 for the three months ended December 31, 2009 from $10,105,942 for the three months ended December 31, 2008 and increased 15.0% to $23,760,040 for the six months ended December 31, 2009 from $20,665,438 for the six months ended December 31, 2008.  These increases in revenue are due primarily to a change in general economic conditions and an overall increase in census at our inpatient facilities, including Seven Hills Hospital and our new Chemical Dependency unit at Harbor Oaks.  Census at our inpatient facilities increased 6.5% for the six months ended December 31, 2009 compared to the same six months last year.  Included in the census are patients admitted to or being seen at our own facilities.  The revenues associated with these intercompany admissions and visits are eliminated in the consolidation which may result in higher census and lower net revenue depending on the payor mix of other admissions.

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

Contract support services revenue provided by Wellplace decreased 4.6% to $872,191 for the three months ended December 31, 2009 compared to $914,374 for the three months ended December 31, 2008 and 14.4% to $1,751,951 for the six months ended December 31, 2009 from $2,046,783 for the six months ended December 31, 2008. This decrease in the quarter is due to minor changes in covered lives in our EAP contracts and the decrease for the six months is primarily due to the expiration of a smoking cessation contract with a government contractor that was complete in September 2008.  The Company has bid to continue and expand the contract should the contractor decide to continue the program.  The Company expects to increase this revenue through new contracts for EAP (Employee Assistance Programs) and by expanding the services provided to the County.

Patient care expenses in our treatment centers increased 9.0% to $6,439,782 for the three months ended December 31, 2009 from $5,906,307 for the three months ended December 31, 2008 and 6.8% to $12,878,345 for the six months ended December 31, 2009 from $12,064,464 for the six months ended December 31, 2008.  This increase in expenses is due to increased census at Seven Hills Hospital in Las Vegas, Capstone Academy and the Harbor Oaks Hospital Chemical Dependency Unit and higher utilization under the capitated contracts, with the majority of the increases in direct care expenses.  Payroll and service related expenses increased 10.2% to $4,869,592 for the three months ended December 31, 2009 from $4,419,798 for the three months ended December 31, 2008 and 10.0% to $9,863,642 for the six months ended December 31, 2009 from $8,874,627 for the same period a year ago.  Payroll tax expenses increased 11.0% to $318,514 for the three months ended December 31, 2009 from $287,048 for the three months ended December 31, 2008 and 12.8% to $620,990 for the six months ended December 31, 2009 from $550,688 for the same period a year ago.  Contract expenses related to the capitated contracts increased 44.8% to $1,410,839 for the three months ended December 31, 2009 from $974,346 for the three months ended December 31, 2008 and 19.3% to $2,623,929 for the six months ended December 31, 2009 from $2,200,271 for the same period a year ago due to increased utilization under our capitated contracts.  Food expenses increased 9.4% to $273,633 for the three months ended December 31, 2009 from $250,061 for the three months ended December 31, 2008 and 8.1% to $539,664 for the six months ended December 31, 2009 from $499,406 for the same period a year ago.  Hospital supplies expenses increased 97.1% to $35,962 for the three months ended December 31, 2009 from $18,244 for the three months ended December 31, 2008 and 73.3% to $66,657 for the six months ended December 31, 2009 from $38,472 for the same period a year ago.  Pharmacy expenses decreased 10.7% to $217,488 for the three months ended December 31, 2009 from $243,478 for the three months ended December 31, 2008 and 17.9% to $394,532 for the six months ended December 31, 2009 from $480,316 for the same period a year ago.  Other patient related expenses decreased 65.5% to $28,647 for the three months ended December 31, 2009 from $83,074 for the three months ended December 31, 2008 and 53.3% to $83,996 for the six months ended December 31, 2009 from $179,831 for the same period a year ago.  All of the increases in patient care expenses are a direct result of increases in census and the comparisons period over period are expected to reflect similar increases as the census grows in the new facilities and programs.

Contract support services expenses related to Wellplace decreased 3.9% to $741,504 for the three months ended December 31, 2009 from $771,505 for the three months ended December 31, 2008 and 8.2% to $1,468,981 for the six months ended December 31, 2009 from $1,599,284 for the six months ended December 31, 2008.  This decrease is primarily the result of the expiration of the previously mentioned smoking cessation contract, which eliminated staff and administrative expenses including software maintenance to support the contract.

   Administrative expenses decreased 3.3% to $4,714,227 for the quarter ended December 31, 2009 from $4,877,390 for the quarter ended December 31, 2008 and 2.2% to $9,366,744 for the six months ended December 31, 2009 from $9,572,364 for the six months ended December 31, 2008.  Rent expense increased over 11.4% for the quarter and 2.2% for the six months ended December 31, 2009, as compared to the same periods last year, due to the buy-out of the closed Longford clinic lease of $135,000 and additional rent expense for Capstone Academy and the Post Road out-patient clinic.   Marketing expense increased 45.9% for the quarter ended December 31, 2009 and 16.5% for the six months ended December 31, 2009 as compared to the same periods last year as we continue to market the new facilities and the new program at Harbor Oaks.  Consultant fees decreased 21.4% for the quarter ended December 31, 2009 and 17.3% for the six months ended December 31, 2009.  The majority of these consultant fees were incurred as Seven Hills prepared for the Joint Commission Survey and the CMS survey.  We have received Joint Commission accreditation and are awaiting the CMS re-survey which is expected at any time.  Fees and licenses decreased 107.4% for the quarter ended December 31, 2009 and 89.9% for the six months ended December 31, 2009 as Seven Hills and Capstone Academy have been fully licensed and all licensure fees paid and the Michigan Hospital Association CHAP program is reimbursing the company for part of the Michigan Medicaid fee.

Provision for doubtful accounts increased 47.7% to $455,345 for the three months ended December 31, 2009 from $308,329 for the three months ended December 31, 2008 and 23.1% to $928,318 for the six months ended December 31, 2009 from $754,143 for the six months ended December 31, 2008.  This bad debt expense is less than the Company’s projected cost of 5% of Net Revenue and is largely attributable to the overall increase in receivable as a result of increased patient care revenue.  The Company’s policy is to maintain reserves based on the age of its receivables. This amount includes the utilization of the allowance of $517,712 against accounts receivable during the six months ended December 31, 2009.

Interest income decreased 32.7% to $29,733 for the three months ended December 31, 2009 from $44,206 for the three months ended December 31, 2008 and decreased 35.0% to $62,107 for the six months ended December 31, 2009 from $95,475 for the six months ended December 31, 2008.  These changes are a result of decreases in interest rates paid on our short-term investment accounts.

Other income / expense increased 198.6% to $74,305 for the three months ended December 31, 2009 from $24,888 for the three months ended December 31, 2008 and 121.9% to $123,661 for the six months ended December 31, 2009 from $55,742 for the six months ended December 31, 2008.  This increase is primarily due to the earnings recorded by the Company from its investments in its unconsolidated subsidiaries, Seven Hills Psych Center, LLC and Behavioral Health Partners, LLC.

Interest expense decreased 16.0% to $80,885 for the three months ended December 31, 2009 from $96,306 for the three months ended December 31, 2008 and 9.3% to $161,478 for the six months ended December 31, 2009 from $177,948 for the six months ended December 31, 2008.  This decrease is primarily due to the general decrease in interest rates as the interest rate on our revolving credit line and our long term debt is tied to the Prime rate.

The Company’s income tax expense of $382,050 for the six months ended December 31, 2009 is based on an estimated combined tax rate of approximately 43% for both Federal and State taxes calculated using net income for the six months and projected net income for the fiscal year.  If this estimate is found to be high or low, adjustments will be made in the period of the determination.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Company’s net cash provided by operating activities was $69,344 for the six months ended December 31, 2009 compared to $1,008,061 used in operating activities for the six months ended December 31, 2008.  Cash flow provided by operations in the six months ended December 31, 2009 consists of net income of $511,843 plus depreciation and amortization of $574,044, non–cash interest expense of $73,263, non-cash share based charges of $141,701, provision for doubtful accounts of $928,318, a decrease in prepaid expenses and a decrease in prepaid income taxes, an increase in accounts payable of $11,288 and an increase in accrued expenses of $40,214.  These sources of cash were offset by non-cash earnings in an unconsolidated subsidiary of $49,084, an increase in accounts receivable of $2,174,866 and an increase in other assets of $2,653.  The Company expects increased cash use in operations as Seven Hills, Capstone and Harbor Oaks receivables increase from the expanded operations.

Cash used in investing activities in the six months ended December 31, 2009 consisted of $364,441 in capital expenditures and $18,288 investment in an unconsolidated subsidiary, compared to $1,095,907 in capital expenditures and $38,100 investment in unconsolidated subsidiary during the same period last year.  The Company expects lower use of cash in investing activities as the Seven Hills, Capstone and Harbor Oaks build outs are completed.

Cash used in financing activities of $140,140 in the six months ended December 31, 2009 consisted of proceeds from borrowings of $180,660 and proceeds from the issuance of common stock of $29,455 offset by payments on long term debt of $77,597 and the acquisition of treasury stock of $272,658.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of December 31, 2009, accounts receivable from patient care, net of allowance for doubtful accounts, increased 20.8% to $7,672,867 from $6,350,693 on June 30, 2009.  This increase is a result of increased revenue from Seven Hills Hospital and Capstone Academy.  The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem.  Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy the Company has redoubled its efforts to collect accounts early.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2009 are as follows (in thousands):

YEAR ENDING December 31,	TERM NOTES	CAPITAL LEASES			OPERATING LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2010	$798	$14	$109	$14	$3,156	$4,091
2011	233	10	76	4	3,172	3,495
2012	53	5	--	--	2,966	3,024
2013	30	1	--	--	2,735	2,766
2014	--	--	--	--	2,546	2,546
Thereafter	--	--	--	--	8,829	8,829
Total	$1,114	$30	$185	$18	$23,404	$24,751

*   Total does not include the amount due under the revolving credit note of $1,044,064.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $935,000 at December 31, 2009, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $1,044,064.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

    The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of December 31, 2009, the Company had $490,000 available under the term loan.

The revolving credit note carries interest at prime (3.25% at December 31, 2009) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of December 31, 2009 was $1,044,064.  For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of December 31, 2009 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.76%.

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

Operating Risk

·
Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $7,672,867 at December 31, 2009, $6,350,693 at June 30, 2009 and $6,474,733 at June 30, 2008.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at December 31, 2009 and June 30, 2009, respectively, and Bad Debt Expense for the six months ended December 31, 2009 and the year ended June 30, 2009:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

December 31, 2009	$10,515,943	$2,843,076	$928,318
June 30, 2009	8,781,311	2,430,618	1,637,738

·
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

Change in Internal Controls

During the three months ended December 31, 2009, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                      Repurchase of Treasury Stock

During the Quarter the Company purchased equity securities as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

October 1, 2009 – October 31, 2009	250,863	$1.07

November 1, 2009 – November 30, 2009	--	$--

December 1, 2009 – December 31, 2009	--	$--

All of the listed shares were PHC Class A Common Stock purchased on the open market.  In addition to the price per share the company paid approximately $4,600 in brokerage fees related to the purchases.

There were no sales of unregistered securities during the period.

Item 4.                       Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on December 18, 2009.  In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management’s nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the shareholders voted to ratify the selection of BDO Seidman, LLP, Registered Public Accounting firm, to audit the Company’s books and records for the fiscal year ending June 30, 2010.  No other matters were brought before the shareholders.  The following table provides the total vote information on each matter voted upon during the 2009 annual meeting:

DIRECTOR VOTE	FOR	WITHHELD	UNVOTED
Class A Directors
Donald E. Robar	13,447,442	2,544,755	3,038,533
Howard W. Phillips	14,170,707	1,821,490	3,038,533

Class B Directors
Bruce A. Shear	725,304	--	49,717
William F. Grieco	725,304	--	49,717
David E. Dangerfield	725,304	--	49,717

PROPOSAL VOTE	FOR	AGAINST	ABSTAINED

To ratify the selection of BDO Seidman, LLP	19,520,966	55,181	42,569

Item 6.                      Exhibits

Exhibit List

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHC, Inc.
Registrant

Date: February 12, 2010	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: February 12, 2010	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer