Form 10-Q
period 2010-03-31
PHC INC /MA/
filed 2010-05-13
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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
Yes X                      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes  ____              No___

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
Yes  ____  No _X_
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of May 3, 2010:

Class A Common Stock	18,961,022
Class B Common Stock	775,021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,266,591	$3,199,344
Accounts receivable, net of allowance for doubtful accounts of $ 2,878,903 at
March 31, 2010 and $2,430,618 at June 30, 2009	8,472,136	6,315,693
Other receivables-third party	--	170,633
Prepaid expenses	593,187	441,945
Prepaid income taxes	225,936	33,581
Other receivables and advances	751,867	674,357
Deferred income tax asset – current	923,625	923,625
Total current assets	14,233,342	11,759,178
Restricted cash	512,197	512,197
Accounts receivable, non-current	40,447	35,000
Other receivables	63,490	55,627
Property and equipment, net	4,640,095	4,687,110
Deferred income tax asset – non-current	1,902,354	1,902,354
Deferred financing costs, net of amortization of $546,338 and $436,440 at
March 31, 2010 and June 30, 2009	225,903	335,801
Goodwill	969,098	969,098
Other assets	2,305,118	2,435,628
Total assets	$24,892,044	$22,691,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,551,707	$1,375,436
Current maturities of long-term debt	795,793	652,837
Revolving credit note	1,282,757	863,404
Current portion of obligations under capital leases	111,185	103,561
Accrued payroll, payroll taxes and benefits	2,043,835	1,570,639
Accrued expenses and other liabilities	1,285,386	1,111,321
Total current liabilities	7,070,663	5,677,198
Long-term debt, net of current maturities	304,235	488,426
Obligations under capital leases	48,174	132,368
Long-term accrued liabilities	523,299	350,178
Total liabilities	7,946,371	6,648,170
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized,
19,867,826 and 19,840,793 shares issued at March 31, 2010 and June 30, 2009, respectively	198,678	198,408
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,021 and 775,080 issued and outstanding at March 31, 2010 and June 30, 2009,
respectively, each convertible into one share of Class A common stock	7,750	7,751
Additional paid-in capital	27,886,437	27,667,597
Treasury stock, 896,804 and 626,541 shares of Class A common stock at
March 31, 2010 and June 30, 2009, respectively, at cost	(1,423,980)	(1,125,707)
Accumulated deficit	(9,723,212)	(10,704,226)
Total stockholders’ equity	16,945,673	16,043,823
Total liabilities and stockholders’ equity	$24,892,044	$22,691,993
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Patient care, net	$12,692,869	$11,106,894	$36,452,909	$31,772,332
Contract support services	839,305	899,275	2,591,256	2,946,058
Total revenues	13,532,174	12,006,169	39,044,165	34,718,390
Operating expenses:
Patient care expenses	6,576,086	6,167,572	19,454,431	18,232,036
Cost of contract support services	733,603	718,979	2,202,584	2,318,263
Provision for doubtful accounts	547,810	413,077	1,476,128	1,167,220
Administrative expenses	4,893,235	4,609,001	14,259,979	14,181,365
Total operating expenses	12,750,734	11,908,629	37,393,122	35,898,884

Income (loss) from operations	781,440	97,540	1,651,043	(1,180,494)

Other income (expense):
Interest income	39,023	39,553	101,130	135,028
Other income	18,260	43,680	141,921	99,422
Interest expense	(80,520)	(168,705)	(241,998)	(346,653)

Total other income (expense), net	(23,237)	(85,472)	1,053	(112,203)

Income (loss) before taxes	758,203	12,068	1,652,096	(1,292,697)
Income tax (benefit) provision	289,031	4,680	671,081	(501,373)

Income (loss) from continuing operations	469,172	7,388	981,015	(791,324)

Discontinued operations – net of tax benefit of $100,760 and $892,784 for the three months and nine months ended March 31, 2009, respectively – Pivotal	--	(159,031)	--	(1,409,095)

Net income (loss) applicable to common shareholders	$469,172	$(151,643)	$981,015	$(2,200,419)

Basic net income (loss) per common share
Continuing operations	$0.02	$0.00	$0.05	$(0.04)
Discontinued operations	--	(0.01)	--	(0.07)
	$0.02	$(0.01)	$0.05	$(0.11)

Basic weighted average number of shares outstanding	19,762,241	20,017,703	19,854,099	20,109,622

Diluted net income (loss) per common share

Continuing operations	$0.02	$0.00	$0.05	$(0.04)
Discontinued operations	--	(0.01)	--	(0.07)
	$0.02	$(0.01)	$0.05	$(0.11)

Diluted weighted average number of shares outstanding	19,861,449	20,017,703	19,963,141	20,109,622

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$981,015	$(2,200,419)
Net loss from discontinued operations	--	(1,409,095)
Net income (loss) from continuing operations	$981,015	$(791,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	863,010	857,942
Non-cash interest expense	109,896	121,178
Deferred income tax expense	--	(1,410,318)
Earnings from investment in unconsolidated subsidiaries	(65,545)	(20,662)
Non-cash stock based compensation	180,305	126,849
Non-cash loss on disposal of discontinued operations	--	(161,418)
Provision for doubtful accounts	1,476,128	1,167,220
Changes in:
Accounts receivable and other receivable	(3,552,758)	(1,344,589)
Prepaid expenses and other current assets	(343,597)	(141,188)
Other assets	(21,298)	(462,232)
Accounts payable	171,657	380,273
Accrued expenses and other liabilities	820,382	122,701
Net cash provided by (used in) continuing operations	619,195	(1,555,568)
Net cash provided by discontinued operations	--	451,518
Net cash provided by (used in) operating activities	619,195	(1,104,050)

Cash flows from investing activities:
Acquisition of property and equipment	(627,556)	(1,211,985)
Proceeds from the sale of Pivotal assets	--	3,000,000
Distributions received from investment in unconsolidated subsidiaries	33,528	38,149
Net cash (used in) provided by investing activities of continuing operations	(594,028)	1,826,164
Net cash provided by investing activities of discontinued operations	--	74,314
Net cash (used in) provided by investing activities	(594,028)	1,900,478

Cash flows from financing activities:
Revolving debt, net	419,353	8,032
Principal payments on long term debt	(117,805)	(38,659)
Proceeds from issuance of common stock	38,805	32,645
Purchase of treasury stock	(298,273)	(522,978)
Net cash provided by (used in) financing continuing operations	42,080	(520,960)
Net cash used in financing discontinued operations	--	(381,527)
Net cash provided by (used in) financing activities	42,080	(902,487)

Net increase (decrease) in cash and cash equivalents, continuing operations	67,247	(250,364)
Net increase in cash and cash equivalents, discontinued operations	--	144,305
Net increase (decrease) in cash and cash equivalents	67,247	(106,059)
Beginning cash and cash equivalents	3,199,344	3,142,226
Ending cash and cash equivalents	$3,266,591	$3,036,167

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
For the Nine Months Ended
March 31,
2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$132,098	$247,102
Income taxes	845,525	272,457
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of 170,941 treasury shares valued at $167,050 in payment of Note C Pivotal earn-out debt	$--	$200,000

See Notes to Condensed Consolidated Financial Statements

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note A - The Company

PHC, Inc. (the “Company”) is incorporated in the Commonwealth of Massachusetts.  The Company is a national health care company, which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services. The Company also operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services.   The Company primarily operates under three business segments:

Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 73-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility located in Detroit, Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, one in Monroeville, PA operating as Wellplace, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by USGAAP for complete financial statements. The balance sheet at June 30, 2009 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying financial statements should be read in conjunction with the June 30, 2009 consolidated financial statements and notes thereto included in the Company’s 10-K, as amended, filed on October 5, 2009.

Estimates and assumptions

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid and the realization of deferred tax benefits.

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

    The Company’s policy is to collect estimated co-payments and deductibles at the time of admission.  Payments are made by way of cash, check or credit card.  If the patient does not have sufficient resources to pay the estimated co-payment in advance, the Company’s policy is to allow payment to be made in three installments - one third due upon admission, one third due upon discharge and the balance due 30 days after discharge.  At times, the patient is not physically or mentally stable enough to comprehend or agree to any financial arrangement.  In this case, the Company will make arrangements with the patient once his or her condition is stabilized.  At times, this situation will require the Company to extend payment arrangements beyond the three payment method previously outlined.  Whenever extended payment arrangements are made, the patient, or the individual who is financially responsible for the patient, is required to sign a promissory note to the Company, which includes interest on the balance due.

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
\
Under the provisions of ASC 718, the Company recorded stock-based compensation on its consolidated condensed statement of operations of $38,603 and $56,283 for the three months ended March 31, 2010 and 2009, respectively and $180,304 and $151,978 for the nine months ended March 31, 2010 and 2009, respectively.  In addition, the Company recorded a recovery of previously charged compensation of $47,797 for the three months ended September 30, 2008.

The Company had the following activity in its stock option plans for the nine months ended March 31, 2010:

	Number	Weighted-Average	Intrinsic Value
	of	Exercise Price	At
	Shares	Per Share	March 31, 2010

Balance – June 30, 2009	1,554,250	$1.99
Granted	205,000	1.08
Exercised	(2,000)	0.81
Expired	(166,250)	1.58
Balance – March 31, 2010	1,591,000	$1.92	$125,945

Exercisable	1,192,810	$2.04	$86,208

The total intrinsic value of the options exercised during the nine months ended March 31, 2010 was $680.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended March 31, 2010.

	Number	Weighted-Average
	of Shares	Fair Value

Nonvested at July 1, 2009	569,191	$ 0.67
Granted	205,000	0.63
Expired	(20,626)	0.60
Vested	(355,375)	0.65
Nonvested at March 31, 2010	398,190	$ 0.68

The remaining compensation cost related to the fair value of these shares of $224,157 will be recognized when these options vest over the next two years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.    There were no options granted during the three months ended March 31, 2010 or March 31, 2009.  The weighted-average fair value of the options granted for the nine months ended March 31, 2010 and March 31, 2009 was $0.63 and $0.71, respectively, using the following assumptions:

	Nine Months Ended
	March 31, 2010	March 31, 2009

Average risk-free interest rate	2.76%	4.00%
Expected dividend yield	None	None
Expected life	6.46 years	6.06 years
Expected volatility	60.66%	50.24%

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

The following table summarizes the discontinued operations for the periods presented:

For the nine months ended
March 31,
2009

Revenue	$2,364,969
Operating Expenses	$4,666,848

Loss before taxes	$(2,301,879)
Income tax benefit	$(892,784)

Net loss from discontinued operations	$(1,409,095)

There was no activity for discontinued operations in the current fiscal year as the operations were sold in February of 2009.

Note E- Reclassifications

Certain June 30, 2009 amounts have been reclassified to be consistent with the March 31, 2010 presentation.

Note F - Business Segment Information

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

	Treatment	Discontinued	Contract	Administrative
	Services	Operations	Services	Services	Eliminations	Total

For the three months ended March 31, 2010

Revenue–external customers	$12,692,869	$--	$839,305	$--	$--	$13,532,174
Revenues – intersegment	1,061,178	--	--	1,249,998	(2,311,176)	--
Segment net income (loss)	1,854,087	--	105,727	(1,490,642)	--	469,172
Capital expenditures	259,233	--	1,275	2,608	--	263,116
Depreciation & amortization	206,262	--	21,138	61,566	--	288,966
Interest expense	39,397	--	--	41,123	--	80,520
Income tax expense	--	--	--	289,031	--	289,031

For the three months ended March 31, 2009

Revenue–external customers	$11,106,894	$--	$899,275	$--	$--	$12,006,169
Revenues – intersegment	858,250	--	--	1,357,150	(2,215,400)	--
Segment net income (loss)	947,549	--	180,315	(1,279,507)	--	(151,643)
Capital expenditures	113,320	--	1,229	1,529	--	116,078
Depreciation & amortization	236,745	--	23,864	53,426	--	314,035
Interest expense	62,544	--	--	106,161	--	168,705
Income tax expense	--	--	--	4,680	--	4,680

For the nine months ended March 31, 2010

Revenue–external customers	$36,452,909	$--	$2,591,256	$--	$--	$39,044,165
Revenues – intersegment	2,896,258	--	--	3,749,994	(6,646,252)	--
Segment net income (loss)	4,690,917	--	388,759	(4,098,661)	--	981,015
Capital expenditures	516,458	--	17,847	93,251	--	627,556
Depreciation & amortization	616,570	--	59,532	186,908	--	863,010
Interest expense	116,882	--	--	125,116	--	241,998
Income tax expense	--	--	--	671,081	--	671,081
Identifiable assets	15,310,286	--	470,747	9,111,011	--	24,892,044
Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note F – Business Segment Information (continued)

	Treatment	Discontinued	Contract	Administrative
	Services	Operations	Services	Services	Eliminations	Total
For the nine months ended March 31, 2009

Revenue–external customers	$31,772,332	$--	$2,946,058	$--	$--	$34,718,390
Revenues – intersegment	2,200,400	--	--	4,134,350	(6,334,750)	--
Segment net income (loss)	1,454,842	(1,208,064)	627,861	(3,075,058)	--	(2,200,419)
Capital expenditures	1,196,570	--	5,092	10,323	--	1,211,985
Depreciation & amortization	629,028	--	76,703	152,211	--	857,942
Interest expense	154,629	--	20	192,004	--	346,653
Income tax expense	--	--	--	(501,373)	--	(501,373)

At June 30, 2009

Identifiable assets	$13,010,748	$--	$478,925	$9,202,320	$--	$22,691,993
Goodwill and intangible assets	969,098	--	--	--	--	969,098

Note G – Income Tax

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2010, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2005-2008 remain open to examination by the major taxing authorities to which we are subject.

Note H – Restricted Cash

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee was resolved through binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000.  In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal.  The initial appeal was denied; however, the Company has filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expect a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying balance sheet.

Note I - Basic and diluted income per share:

Income (loss) per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share.  For the three months and nine months ended March 31, 2010, all dilutive common stock equivalents were included in the calculation of diluted earnings per share using the treasury stock method; however, since the Company experienced a net loss for the three months and nine months ended March 31, 2009, no additional common stock equivalents related to options or warrants were included since they would have been anti-dilutive.

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average shares outstanding – basic	19,762,241	20,017,703	19,854,099	20,109,622
Employee stock options	99,208	--	109,042	--
Warrants	--	--	--	--

Weighted average shares outstanding – fully diluted	19,861,449	20,017,703	19,963,141	20,109,622

Weighted average options to purchase 971,500 shares of class A common stock at prices ranging from $1.33 to $3.35 per share and warrants to purchase 343,000 shares of class A common stock at prices ranging from $3.09 to $3.50 per share that were outstanding during the three months and nine months ended March 31, 2010 were excluded from the computation of diluted earnings per share.  In each of these periods the exercise prices of these options and warrants exceeded the average market price of our common stock, thereby, causing the effect of such options to be anti-dilutive.

Weighted-average options to purchase 1,496,625 shares of class A common stock at exercise prices ranging from $0.22 to $3.35 per share and warrants to purchase 343,000 shares of class A common stock at prices ranging from $3.09 to $3.50 per share that were outstanding during the three months and nine months ended March 31, 2009 were excluded from the computation of earnings per share as these options and warrants would have been dilutive based on the Company’s losses during the three months and nine months ended March 31, 2009.

Note J – Purchase of treasury stock

During the quarter ended March 31, 2010, the Company purchased 19,400 shares of PHC Class A Common Stock on the open market at an average share price of $1.30 under the treasury stock purchase plan approved by the PHC Board of Directors.  The Company also paid approximately $400 in brokerage fees related to the purchase.

Note K - Recent Accounting Pronouncements:

Recently Adopted Standards

In January 2010 the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU") 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the updates to FASB ASC 820 did not have a material impact on the financial statements.

Note L –Subsequent events:

The Company evaluated subsequent events through May 13, 2010, which is the date these financial statements were available for issue, and did not find any reportable subsequent events.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in the nine months ended March 31, 2010 for revenue booked in prior years resulted in a decrease in net revenue of approximately $83,500.  Net contractual adjustments recorded in fiscal 2009 for revenue booked in prior years resulted in an increase in net revenue for the year of approximately $59,200.

A Medicare cost report settlement in the amount of $68,277 was received during the quarter ended March 31, 2010 for the prior year.  Cost report settlements for 2004 through 2008 for a net amount of $23,990 were recorded during the first six months of fiscal 2010.  No further adjustments are expected for these years.

Our accounts receivable systems are capable of providing an aging based on responsible party or payor.  This information is critical in estimating our required allowance for bad debts.  Below is revenue by payor for the three months and nine months ended March 31, 2010 and 2009 and the accounts receivable aging information as of March 31, 2010 and June 30, 2009, for our treatment services segment.

Net Revenue by Payor (in thousands)
	For the Three Months				For the Nine Months
	Ended March 31,				Ended March 31,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%

Private Pay	$831	6	$596	5	$2,474	7	$1,643	5
Commercial	8,132	64	7,918	71	24,195	66	21,826	69
Medicare *	1,094	9	221	2	2,099	6	802	3
Medicaid	$2,636	21	$2,372	22	$7,685	21	$7,501	23

Net Revenue	$12,693		$11,107		$36,453		$31,772

* Includes Medicare settlement revenue recorded in fiscal 2010 as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of March 31, 2010
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$80	$204	$191	$139	$90	$206	$21	$96	$1,027
Commercial	2,886	1,180	304	314	115	188	7	56	5,050
Medicare	210	45	21	7	--	29	10	--	322
Medicaid	1,791	121	51	19	28	69	5	30	2,114
Total	$4,967	$1,550	$567	$479	$233	$492	$43	$182	$8,513

As of June 30, 2009

		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$102	$123	$114	$139	$139	$283	$45	$214	$1,159
Commercial	2,161	981	226	181	70	111	4	41	3,775
Medicare	49	--	5	--	2	--	--	--	56
Medicaid	1,110	157	26	32	16	18	--	2	1,361
Total	$3,422	$1,261	$371	$352	$227	$412	$49	$257	$6,351

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 63 days as of March 31, 2010 and 62 days at June 30, 2009.  The table below shows the DSO by operating segment for the same periods.

Period	Treatment	Contract
End	Services	Services

03/31/2010	59	52
06/30/2009	52	51

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  During fiscal 2009, the Company recorded a tax expense from continuing operations of $65,764.  The Company recorded estimated tax expense of $289,031 and $671,081 for the three and nine months ended March 31, 2010, respectively, based on net income and projected net income for the fiscal year.

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

Results of Operations

The following table illustrates our consolidated results of operations for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended				For the Nine Months ended
	March 31,				March 31,
	2010		2009		2010		2009
	(in thousands)

Statements of Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$13,532	100.0	$12,006	100.0	$39,044	100.0	$34,718	100.0
Cost and Expenses:
Patient care expenses	6,576	48.6	6,168	51.4	19,454	49.8	18,232	52.5
Contract expenses	734	5.4	719	6.0	2,203	5.7	2,318	6.7
Provision for bad debts	548	4.0	413	3.4	1,476	3.8	1,167	3.4
Administrative expenses	4,893	36.2	4,609	38.4	14,260	36.5	14,181	40.8
Interest expense	80	0.6	168	1.4	242	0.6	347	1.0
Other (income) expenses, net	(57)	(0.4)	(83)	(0.7)	(243)	(0.6)	(234)	(0.7)

Total expenses	12,774	94.4	11,994	99.9	37,392	95.8	36,011	103.7

Income (loss) before income taxes	758	5.6	12	0.1	1,652	4.2	(1,293)	(3.7)

Income tax (benefit) provision	289	2.1	5	0.0	671	1.7	(501)	(1.5)

Income (loss) from continuing operations	469	3.5	7	0.1	981	2.5	(792)	(2.2)

Discontinued operations	--	--	(159)	(1.3)	--	--	(1,409)	(4.1)

Net income (loss)	$469	3.5	$(152)	(1.2)	$981	2.5	$(2,201)	(6.3)

Results of Operations

Total net revenue from operations increased 12.7% to $13,532,174 for the three months ended March 31, 2010 from $12,006,169 for the three months ended March 31, 2009 and increased 12.5% to $39,044,165 for the nine months ended March 31, 2010 from $34,718,390 for the nine months ended March 31, 2009.  This increase is primarily related to a significant increase in patient care revenue.

Net patient care revenue increased 14.3% to $12,692,869 for the three months ended March 31, 2010 from $11,106,894 for the three months ended March 31, 2009 and 14.7% to $36,452,909 for the nine months ended March 31, 2010 from $31,772,332 for the nine months ended March 31, 2009.  This increase is primarily due to an overall increase in census at our inpatient facilities, including Seven Hills Hospital and our new chemical dependency unit at Harbor Oaks.  Census at our inpatient facilities increased 21.2% for the nine months ended March 31, 2010 compared to the same nine months last year.  Included in the census are patients admitted to or being seen at our own facilities.  The revenues associated with these intercompany admissions and visits are eliminated in the consolidation which may result in higher census and lower net revenue depending on the payor mix of other admissions.

Two key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay.  Increases in the number of patient days result in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately) will usually result in higher profitability.  Therefore, patient census and payor mix are monitored very closely.   Census for the quarter ended March 31, 2010 increased 29.6% or 3,936 days for the quarter as a result of increased census at Seven Hills Hospital, Capstone Academy and the chemical dependency unit at Harbor Oaks.

Contract support services revenue provided by Wellplace decreased 6.7% to $839,305 for the three months ended March 31, 2010 compared to $899,275 for the three months ended March 31, 2009 and 12.0% to $2,591,256 for the nine months ended March 31, 2010 from $2,946,058 for the nine months ended March 31, 2009. This decrease in the quarter is due to decreases in covered lives in our EAP (Employee Assistance Program) contracts which determine the amount to be paid under the contract and the decrease for the nine months is primarily due to the expiration of a smoking cessation contract with a government contractor that was complete in September 2008.  The Company expects to increase this revenue through new EAP contracts and by expanding the services provided to the County.

Patient care expenses in our treatment centers increased 6.6% to $6,576,086 for the three months ended March 31, 2010 from $6,167,572 for the three months ended March 31, 2009 and 6.7% to $19,454,431 for the nine months ended March 31, 2010 from $18,232,036 for the nine months ended March 31, 2009.  This increase in expenses is due to increased census as noted above and higher utilization under the capitated contracts.  The majority of the increases in expenses relate to direct care expenses such as payroll, taxes, consultant services and contract expenses which includes payment to unrelated facilities for bed days under the contract that we are unable to provide internally.  Payroll and service related expenses increased 9.7% to $4,984,301 for the three months ended March 31, 2010 from $4,543,342 for the same period a year ago and 9.9% to $14,747,943 for the nine months ended March 31, 2010 as compared to $13,417,969 for the same period a year ago.  Payroll tax expense increased 12.7% to $427,132 for the three months ended March 31, 2010 from $378,923 for the three months ended March 31, 2009 and 12.7% to $1,048,122 for the nine months ended March 31, 2010 from $929,611 for the same period last year.  Contract expenses related to the capitated contracts decreased marginally to $1,373,585 for the three months ended March 31, 2010 from $1,378,853 for the three months ended March 31, 2009 and increased 11.7% to $3,997,514 for the nine months ended March 31, 2010 from $3,579,124 for the same period a year ago.  Pharmacy expense increased 14.5% to $210,932 for the three months ended March 31, 2010 as compared to $184,281 for the same period a year ago and decreased 8.9% to $605,464 for the nine months ended March 31, 2010 from $664,597 for the same period a year ago.  Food and dietary expense increased 16.9% to $268,580 for the three months ended March 31, 2010 as compared to $229,657 for the same period a year ago and 10.9% to $808,244 for the nine months ended March 31, 2010 from $729,063 for the same period a year ago.  The majority of these increases are attributable to the increased census at Seven Hills Hospital and the Harbor Oaks chemical dependency unit which opened last quarter.  Laundry expense decreased 42.3% to $21,629 for the three months ended March 31, 2010 as compared to $37,477 for the same period a year ago and 34.2% to $63,977 for the nine months ended March 31, 2010 from $97,289 for the same period a year ago.  This decrease is due to the move of this function at Capstone which was previously outsourced to an in house operation.

Contract support services expenses increased 2.0% to $733,603 for the three months ended March 31, 2010 from $718,979 for the three months ended March 31, 2009 and decreased 5.0% to $2,202,584 for the nine months ended March 31, 2010 from $2,318,263 for the nine months ended March 31, 2009.  This decrease is primarily the result of the expiration of the previously mentioned smoking cessation contract, which eliminated staff and administrative expenses including software maintenance to support the contract.

   Administrative expenses increased 6.2% to $4,893,235 for the three months ended March 31, 2010 from $4,609,001 for the three months ended March 31, 2009 and 0.6% to $14,259,979 for the nine months ended March 31, 2010 from $14,181,365 for the nine months ended March 31, 2009.  For both the three month and the nine months ended March 31, 2010, these changes are a result of the opening of the adolescent unit at Seven Hills Hospital in Las Vegas and the new Harbor Oaks chemical dependency unit.  Administrative payroll increased 21.0% and 9.8% for the three months and nine months ended March 31, 2010, respectively.  Marketing expense increased 136.8% and 42.7% for the three months and nine months ended March 31, 2010, respectively, due to increased marketing efforts for the new units at Seven Hills and Harbor Oaks.  Consultant fees increased 56.4% for the three months ended March 31, 2010.  The majority of these consultant fees were incurred as Seven Hills prepared for the Joint Commission Survey and the CMS survey.  We have received Joint Commission accreditation and are awaiting the CMS re-survey which is expected at any time.  Fees and licenses decreased 29.1% for the quarter ended March  31, 2010 and 67.7% for the nine months ended March 31, 2010 as Seven Hills and Capstone Academy are now  fully licensed and all licensure fees have been paid and the Michigan Hospital Association CHAP program is reimbursing the Company for part of the Michigan Medicaid fee.

Provision for doubtful accounts increased 32.6% to $547,810 for the three months ended March 31, 2010 from $413,077 for the three months ended March 31, 2009 and increased 26.5% to $1,476,128 for the nine months ended March 31, 2010 from $1,167,220 for the nine months ended March 31, 2009.  This bad debt expense is less than the Company’s projected cost of 5% of Net Revenue and is largely attributable to the overall increase in receivable as a result of increased patient care revenue.  The Company’s policy is to maintain reserves based on the age of its receivables. This amount includes the utilization of the allowance of $1,177,030 against accounts receivable during the nine months ended March 31, 2010.

Interest income decreased 1.3% to $39,023 for the three months ended March 31, 2010 from $39,553 for the three months ended March 31, 2009 and 25.1% to $101,130 for the nine months ended March 31, 2010 from $135,028 for the nine months ended March 31, 2009.  This decrease is a result of decreased balances in our short term investment accounts as the new operations tighten our cash flow.

Other income/expense decreased 58.2% to $18,260 for the three months ended March 31, 2010 from $43,680 for the three months ended March 31, 2009.  This decrease is due to receipt of government funds for the set up of educational services at Capstone Academy during the quarter ended March 31, 2009.  Other income/expense increased 42.7% to $141,921 for the nine months ended March 31, 2010 from $99,422 for the nine months ended March 31, 2009.  This increase is primarily due to the earnings recorded by Seven Hills from its investment in the Seven Hills Psych Center, LLC and the earnings recorded by the parent company from its investment in Behavioral Health Partners, LLC.

Interest expense decreased 52.3% to $80,520 for the three months ended March 31, 2010 from $168,705 for the three months ended March 31, 2009 and 30.2% to $241,998 for the nine months ended March 31, 2010 from $346,653 for the nine months ended March 31, 2009.  This decrease is primarily due to expensive short term borrowings required during the March 31, 2009 quarter prior to the sale of the research division.

The Company’s income tax expense of $671,081 for the nine months ended March 31, 2010 is based on an estimated combined tax rate of approximately 41% for both Federal and State taxes calculated using income before taxes for the nine months and projected net income for the fiscal year.  If this estimate is found to be high or low, adjustments will be made in the period of the determination.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Company‘s net cash provided by operating activities was $619,195 for the nine months ended March 31, 2010 compared to $1,104,050 net cash used in operations for the nine months ended March 31, 2009.  Cash flow provided by operations in the nine months ended March 31, 2010 consists of net income of $981,015, non-cash activity including depreciation and amortization of $863,010, non–cash interest expense of $109,896, non-cash share based charges of $180,305, provision for doubtful accounts of $1,476,128, offset by earnings from unconsolidated subsidiaries of $65,545.  Cash was also provided by a $171,657 increase in accounts payable and an $820,382 increase in accrued expenses and other liabilities offset by a $21,298 increase in other assets, a $3,552,758 increase in accounts receivable and a $343,597 increase in prepaid expenses.

Cash used in investing activities of $594,028 in the nine months ended March 31, 2010 consisted of $627,556 in capital expenditures offset by a reduction of $33,528 of the investment in unconsolidated subsidiaries as a result of a cash distribution.

Cash provided by financing activities of $42,080 in the nine months ended March 31, 2010 was the result of the purchase of 270,263 shares of treasury stock for $298,273 and repayment of $117,805 on the Company’s long-term debt offset by $38,805 received for the issuance of common stock and an increase in the Company’s revolving credit debt of $419,353.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of March 31, 2010, accounts receivable from patient care, net of allowance for doubtful accounts, increased 34.0% to $8,512,583 from $6,350,693 on June 30, 2009.  This increase is a result of increased revenue from Seven Hills Hospital and Harbor Oaks Hospital.  The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem.  Over the years, the Company has increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy the Company has redoubled its efforts to collect accounts early.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

 The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2010 are as follows (in thousands):

YEAR ENDING					OPERATING
March 31,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2011	$796	$13	$111	$11	$3,156	$4,087
2012	234	9	48	2	3,175	3,468
2013	54	4	--	--	2,873	2,931
2014	16	--	--	--	2,709	2,725
2015	--	--	--	--	2,472	2,472
Thereafter	--	--	--	--	8,235	8,235
Total	$1,100	$26	$159	$13	$22,620	$23,918

* Total does not include the amount due under the revolving credit note of $1,283,000.  This amount represents amounts advanced on the accounts receivable funding described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $1,283,000 at March 31, 2010, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $935,000.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of March 31, 2010, the Company had $302,500 available under the term loan.

The revolving credit note carries interest at prime (3.25% at March 31, 2010) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of March 31, 2010 was $1,282,757.  For additional information regarding this transaction, see the Company’s current report on form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of March 31, 2010 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 8.32%.

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

Litigation

During the quarter ended December 31, 2008, a litigation involving the Company and a terminated employee was resolved through binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000.  In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company appealed the decision through the Michigan Court of Appeals.  During the quarter ended March 31, 2010, the Michigan Court of Appeals denied the appeal.  The Company has now filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expect a favorable outcome, no provision has been made for this judgment in the accompanying financial statements.

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

 Financial Risk
•
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense fluctuate with changes in the prime rate. On this debt, each 25 basis point increase or decrease in the prime rate will affect an annual increase or decrease in interest expense of approximately $3,200; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the Prime rate would have to increase 1.25% before there would be any interest expense increase.

•
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security which could require additional fees.

Operating Risk

•
Aging of accounts receivables could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $8,512,583 at March 31, 2010, $6,350,693 at June 30, 2009 and $6,474,733 at June 30, 2008.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our accounts receivable and allowance for doubtful accounts at March 31, 2010 and June 30, 2009, respectively, and bad debt expense for the nine months ended March 31, 2010 and the year ended June 30, 2009:

	Accounts	Allowance for	Bad Debt
	Receivable	doubtful accounts	Expense

March 31, 2010	$11,391,486	$2,878,903	$1,476,128
June 30, 2009	8,781,311	2,430,618	1,637,738

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

Change in Internal Controls

During the three months ended March 31, 2010, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Class A Common Stock

During the Quarter the Company purchased equity securities as follows:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares
	Number of	Price	as part of Publicly	that May Yet be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

January 1, 2010 –
January 31, 2010	--	$--	--	749,900

February 1, 2010 –
February 28, 2010	--	$--	--	749,900

March 1, 2010 –
March 31, 2010	19,400	$1.30	19,400	730,500

TOTAL	19,400	$1.30	19,400	730,500

The 19,400 shares of PHC class A common stock were repurchased pursuant to a repurchase plan which was approved by PHC’s Board of Directors in June, 2009.  The repurchase plan was publicly announced on June 29, 2009 and is effective for the fiscal year ending June 30, 2010.  The plan allows for the purchase of 1,000,000 shares of PHC class A common stock on the open market during the 2010 fiscal year based on market conditions, opportunity and excess cash availability.  In addition to the price per share, the company paid approximately $400 in brokerage fees related to the purchases made during the quarter ended March 31, 2010.

There were no sales of unregistered securities during the period.

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

PHC, Inc.
Registrant
Date: May 13, 2010	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: May 13, 2010	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer