Form 10-K
period 2010-06-30
PHC INC /MA/
filed 2010-09-24
CIK 915127

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010
[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number	1-33323
PHC, INC.
(Exact name of registrant as specified in its charter)
Massachusetts		04-2601571
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 Lake Street, Suite 102, Peabody MA		01960
(Address of principal executive offices)		(Zip Code)

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
Yes_X_	No ___

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

Large Accelerated Filer ____	Accelerated Filer ____

Non-Accelerated Filer ____	Smaller reporting company	_X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___	No _X_

As of December 31, 2009, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $15.9 million.
As of September 15, 2010, 18,749,579 shares of the registrant’s Class A Common Stock and 775,021 shares of the issuer's Class B Common Stock were outstanding.

PART I

All references in this Annual Report on Form 10-K to “Pioneer,” “PHC,” “the Company,” “we,” “us,” or “our” mean, unless the context otherwise requires, PHC, Inc. and its consolidated subsidiaries.

Item 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries.  Our subsidiaries operate substance abuse treatment facilities in Utah and Virginia, four outpatient psychiatric facilities in Michigan, three outpatient psychiatric facilities in Nevada, one outpatient psychiatric facility in Pennsylvania and two psychiatric hospitals, one in Michigan and one in Nevada and a residential treatment facility in Michigan.  We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.  The Company also operates a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.  In fiscal 2009, the Company sold the assets of its pharmaceutical research company and is no longer providing research services.

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

The Company treats employees who have been referred for treatment as a result of compliance with Subchapter D of the Anti-Drug Abuse Act of 1988 (commonly known as the Drug Free Workplace Act), which requires employers who are Federal contractors or Federal grant recipients to establish drug-free awareness programs which, among other things, inform employees about available drug counseling, rehabilitation and employee assistance programs.  We also provide treatment under the Department of Transportation implemented regulations, which broaden the coverage and scope of alcohol and drug testing for employees in "safety-sensitive" positions in the transportation industry.

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

Company Operations

The Company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients.  The Company’s two substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs.  Each facility caters to a slightly different patient population including high-risk, relapse-prone chronic alcoholics, drug addicts and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders).  The programs are sensitive to the special behavioral health problems of children, women and Native Americans.  The Company concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents.  The Company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

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

Although the Company does not directly provide federally approved mandated drug testing, the Company treats employees who have been referred to the Company as a result of compliance with the Drug Free Workplace Act, particularly from companies that are part of the gaming industry as well as “safety-sensitive” industries such as railroads, airlines, trucking firms, oil and gas exploration companies, heavy equipment companies, manufacturing companies and health services.

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

MOUNT REGIS - Mount Regis is a 25-bed, freestanding alcohol and drug treatment center located in Salem, Virginia, near Roanoke. The Company acquired the center in 1987.  It is the oldest of its kind in the Roanoke Valley.  Mount Regis is accredited by The Joint Commission and licensed by the Virginia Department of Behavioral  Health and Developmental  Services. Mount Regis also operates

Right Track, which is a residential program designed to provide individuals with the tools they need to make a smooth transition from inpatient treatment back into their everyday routine. In addition, Mount Regis operates Changes, an outpatient clinic, at its Salem, Virginia location.  The Changes clinic provides structured intensive outpatient treatment for patients who have been discharged from Mount Regis and for patients who do not need the formal structure of a residential treatment program. The program is licensed by the Commonwealth of Virginia and approved for reimbursement by major insurance carriers.

Similar to Highland Ridge, the programs at Mount Regis Center are sensitive to the needs of women and minorities.  The majority of Mount Regis clients are from Virginia and surrounding states.  In addition, because of its relatively close proximity and accessibility to New York, Mount Regis has been able to attract an increasing number of referrals from New York-based labor unions.  Mount Regis has also been able to attract a growing number of clients through the Internet.  Mount Regis has established programs that allow the Company to better treat dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders), cocaine addiction and relapse-prone patients.  The multi-disciplinary case management, aftercare and family programs are key factors to the prevention of relapse.

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

The Company offers inpatient and partial hospitalization and psychiatric services and, until June 2009, also provided residential treatment to adjudicated juveniles through Harbor Oaks Hospital in New Baltimore, Michigan.  The Company also provides inpatient psychiatric services through Seven Hills Hospital located in Las Vegas, Nevada and residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc. located in Detroit Michigan.  In addition, the Company currently operates seven outpatient psychiatric facilities.

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

HARBOR OAKS - The Company acquired Harbor Oaks Hospital, a 71-bed psychiatric hospital located in New Baltimore, Michigan, approximately 20 miles northeast of Detroit, in September 1994.  Harbor Oaks Hospital is licensed by the Michigan Department of Community Health, Medicare certified and accredited by The Joint Commission.  Harbor Oaks provides inpatient psychiatric care, partial hospitalization and outpatient treatment to children, adolescents and adults.  Harbor Oaks Hospital has treated clients from Macomb, Oakland and St. Clair counties and has expanded its coverage area to include Wayne, Sanilac and Livingston counties.

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

Until June 2009, Harbor Oaks Hospital also operated a 26-bed residential unit serving adolescents with substance abuse problems and co-existing mental disorders, who were referred or required to undergo psychiatric treatment by a court or family service agency.  The patients in the program ranged from 13 to 18 years of age.  The program provided patients with educational and recreational activities and adult life functioning skills as well as treatment.  Typically, a patient was admitted to the unit for an initial period of 30 days to six months.  A case review was done for any patient still in the program at six months, and regularly thereafter, to determine if additional treatment is required.  In May 2009, the Company discontinued admissions and closed this unit in June 2009, to utilize the space occupied by the program for a much needed specialty unit for the treatment of chemical dependency which was opened in September 2009.  Harbor Oaks also operates an outpatient site near New Baltimore, Michigan.  Its close proximity to the hospital allows for a continuum of care for patients after discharge.

DETROIT BEHAVIORAL INSTITUTE – Detroit Behavioral Institute operates a 66-bed residential treatment facility licensed as Capstone Academy. It is located in midtown Detroit and serves adjudicated adolescents diagnosed as seriously emotionally disturbed (SED). These adolescents are placed in Capstone Academy by court order.

Prior to January of 2009, this program was operated in a setting on the campus of the Detroit Medical Center, and was licensed for fifty residents (30 boys/20 girls). In early 2009, all residents were moved to the Capstone Academy. Pursuant to licensing guidelines and the review and approval of sound and therapeutic programming, the State of Michigan Department of Human Services allowed us to increase the number of beds by 16. This became effective in June 2009.

In its present configuration, the facility includes twelve designated beds for a special program for girls requiring a more intensive and comprehensive treatment model, while the remaining fifty-four beds, which can be allocated for either boys or girls as referrals dictate, offer a more traditional treatment model.  In all programs, however, intensive treatment models address and treat residents as appropriate to their needs with individual, group and family counseling.

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

The Company is approved by the local school district, in accordance with state law to operate as a school under its auspices, for the education of program residents. Consequently, when residents transition back to the community they do so without losing school credits. Transcripts, testing scores and related items are readily accepted by the new education environment. We have successfully fulfilled this obligation for four years, with improved success. This allows our programs to integrate the residents’ education with their individual treatment model and provide the best education possible without transporting the individuals to another site.

SEVEN HILLS HOSPITAL - The Company participated in the construction of the Seven Hills Hospital through its relationship with Seven Hills Psych Center, LLC.  The construction was completed and the facility was opened in the fourth quarter of fiscal 2008.  Seven Hills Hospital, a 55-bed psychiatric hospital located in Las Vegas, Nevada, began admitting patients on May 14, 2008.  Seven Hills Hospital is licensed by the State of Nevada, accredited by The Joint Commission and received Medicare certification in July 2010.  Seven Hills provides services to clients covered under the capitated contracts of the Company’s other subsidiary, Harmony Healthcare.  Seven Hills has provided inpatient psychiatric care to adults since its opening in 2008 and began providing psychiatric care to adolescents in the third quarter of this fiscal year.  Its treatment programs were expanded in fiscal 2009 to include detoxification and residential treatment of chemical dependency.

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

NORTH POINT-PIONEER, INC. – North Point consists of three outpatient clinical offices strategically and geographically located to serve a large and populous region in Michigan.  The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center.  The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings.  Since 2005, North Point has provided services under a contract with Macomb County Office of Substance Abuse (MCOSA) to provide behavioral health outpatient and intensive outpatient services for indigent and Medicaid clients residing in Macomb County.  The contract is renewable annually with an estimated value of $55,000.

Call Center Operations

WELLPLACE, INC. - In 1994, the Company began to operate a crisis hotline service under contract with a major transportation client.  The hotline, Wellplace, shown as contract support services on the accompanying Consolidated Statements of Operations, is a national, 24-hour telephone service, which supplements the services provided by the client's Employee Assistance Programs.  The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of June 30, 2010.  This operation is physically located in Highland Ridge hospital, but a staff dedicated to Wellplace provides the services from a separate designated area of the Hospital.    Wellplace also contracts with Wayne County Michigan to operate its call center.  This call center is located in mid-town Detroit on the campus of the Detroit Medical Center and provides 24-hour crisis, eligibility and enrollment services for the Detroit-Wayne County Community Mental Health Agency which oversees 56,000 lives or consumers for mental health services in Wayne County Michigan.  Until December 2008, Wellplace also operated a smaller contract to provide services for transportation and identification reimbursement for consumers.  During fiscal 2006, Wellplace signed an agreement with a major government contractor to operate a smoking cessation quit line with Internet access.  Wellplace provided services under the agreement until September 2008.  Wellplace’s primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

Research Operations

PIVOTAL RESEARCH CENTERS, INC. – In February 2009, the Company sold the assets of its research division to Premier Research International, LLC, (“Premier”), a Delaware limited liability company.  The results of operations for the pharmaceutical operations through February 2009 are shown on the accompanying Consolidated Statements of Operations as discontinued operations.  For additional information regarding this transaction see the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

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

Operating Statistics

The following table reflects selected financial and statistical information for all services.

	Year Ended June 30, (unaudited)
	2010	2009	2008	2007		2006
Inpatient
Net patient service revenues	$29,743,377	$23,634,602	$22,327,159	$21,508,417		$18,775,198
Net revenues per patient day (1)	$477	$438	$383	$395		$382
Average occupancy rate (2)	75.7%	69.7%	85.0%	83.0%		77.7%
Total number of licensed beds at the end of the period	260	260	244	180		180
Source of Revenues:
Private (3)	56.2%	54.9%	48.2%	50.2%		54.3%
Government (4)	43.8%	45.1%	51.8%	49.8%		45.7%
Partial Hospitalization and Outpatient
Net Revenues:
Individual	$7,325,916	$5,800,090	$6,603,002	$6,518,115		$6,734,627
Contract	$12,578,102	$13,165,271	$11,925,916	$7,995,997	$	$ 2,351,876
Sources of revenues:
Private	98.9%	99.1%	99.1%	98.6%		98.0%
Government	1.1%	0.9%	0.9%	1.4%		2.0%
Other Services:
Contract Services (Wellplace)(5)	$3,429,831	$3,811,056	$4,541,260	$4,540,634		$4,351,576

(1)	Net revenues per patient day equals net patient service revenues divided by total patient days excluding bed days provided by the Seven Hills subsidiary under the Harmony capitated contract.
(2)	Average occupancy rates were obtained by dividing the total number of patient days in each period including capitated contract bed days by the number of beds available in such period.
(3)	Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid and county programs.
(4)	Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid and county programs.
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

 Marketing and Customers

The Company markets its substance abuse, inpatient and outpatient psychiatric health services both locally and nationally, primarily to “safety-sensitive” industries, including transportation, manufacturing and healthcare services.  Additionally, the Company markets its services in the gaming industry both in Nevada and nationally and its help line services nationally.

The Company employs four individuals dedicated to marketing the Company’s facilities. Each facility performs marketing activities in its local region.  The Senior Vice President of the Company coordinates the Company’s national marketing efforts.  In addition, employees at certain facilities perform local marketing activities independent of the Senior Vice President.  The Company, with the support of its owned integrated outpatient systems and management services, continues to pursue more at-risk contracts and outpatient, managed health care fee-for-service contracts.  “At-risk” contracts require that the Company provides all the clinically necessary behavioral health services for a group of people for a set fee per person per month.  The Company currently has two at-risk contracts with large insurance carriers, which require the Company to provide behavioral health services to a large number of its insured for a fixed fee.  These at-risk contracts represent less than 15% of the Company’s total gross revenues.  In addition to providing excellent services and treatment outcomes, the Company will continue to negotiate pricing policies to attract patients for long-term intensive treatment which meet length of stay and clinical requirements established by insurers, managed health care organizations and the Company’s internal professional standards.

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

The Company’s psychiatric facilities and programs compete primarily within the respective geographic area serviced by them.  The Company competes with private doctors, hospital-based clinics, hospital-based outpatient services and other comparable facilities.  The main reasons that the Company competes well are its integrated delivery and dual diagnosis programming.  Integrated delivery provides for more efficient follow-up procedures and reductions in length of stay.  Dual diagnosis programming provides a niche service for clients with a primary mental health and a secondary substance abuse diagnosis.  The Company developed its dual diagnosis service in response to demand from insurers, employers and treatment facilities.  The Company’s internet subsidiary provides the competitive edge for service information and delivery for our direct patient care programs.

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

With Meditech, the billing software in use by the company, the charges are contractually adjusted at the time of billing using adjustment factors based on agreements or contracts with the insurance carriers and the specific plans held by the individuals as outlined above.  This method may still require additional adjustment based on ancillary services provided and deductibles and copays due from the individuals, which are estimated at the time of admission based on information received from the individual.  Adjustments to these estimates are recognized as adjustments to revenue in the period they are identified, usually when payment is received, and are not material to the financial statements.

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

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company was 61 and 55 days as of June 30, 2010 and 2009, respectively.  This increase in the DSO is due primarily to increased revenue in our start up operations with slower payment and a delay in some contract payments.  Contract services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  There was such a delay in payments for the Michigan call center at the end of fiscal 2010, artificially inflating the DSO’s for the period.
           DSO’s for each year for each business segment are as follows:

Fiscal	Treatment	Contract
Year End	Services	Services

06/30/2010	61	53
06/30/2009	56	51

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

In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings and interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities.  Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs and will likely continue to do so.  Additionally, congressional spending reductions for the Medicaid program involving the issuance of block grants to states is likely to hasten the reliance upon managed care as a potential savings mechanism of the Medicaid program.  As a result of this reform activity, the Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.

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

Licensure and Certification

All of the Company’s facilities must be licensed by state regulatory authorities.  The Company’s Harbor Oaks facility is certified for participation as a provider in the Medicare and Medicaid programs and, as of July 8, 2010, the Company’s Seven Hills Hospital in Las Vegas is also certified for participation in these programs.

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

Medicare Reimbursement

The only facility of the Company that received Medicare reimbursement in fiscal 2010 was Harbor Oaks.  For the fiscal year ended June 30, 2010, 31.4% of revenues for Harbor Oaks were derived from Medicare programs.  Total revenue from Harbor Oaks accounted for 20.8% of the Company’s total net patient care revenues for fiscal 2010.

Effective for fiscal years beginning after January 1, 2005, the prospective payment system (“PPS”) was brought into effect for all psychiatric services paid through the Medicare program.  For the fiscal year ended June 30, 2010, Medicare reimbursement rates were based 100% on the prospective payment rates.  The Company will continue to file cost reports annually as required by Medicare to determine ongoing rates.  These cost reports are routinely audited on an annual basis.  Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly.  The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.  Approximately 27% and 25% of the Company’s total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2010 and 2009 respectively.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement.  To date, settlement adjustments have not been material.

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

Medicaid Reimbursement

Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks and Detroit Behavioral Institute.  A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state’s portion is made.  Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.  For the period ended June 30, 2010, 20% of total net patient revenues of the Company were derived from Medicaid programs.

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

Employees

As of August 12, 2010, the Company had 671 employees of which four were dedicated to marketing, 215 (52 part time and 4 seasonal) to finance and administration and 452 (192 part time and 29 contingent) to patient care.

The Company believes that it has been successful in attracting skilled and experienced personnel.  Competition for such employees is intense, however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future.  On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation.  In December 2004, the Company and the UAW reached a collective bargaining agreement, which was ratified by the employees on December 8, 2004 and signed by the UAW and the Company in January 2005.  This agreement was renewed and will expire in December 2010.  As of June 30, 2010, approximately 90% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.  In addition, in January, 2007, the Company’s largest out-patient facility, Harmony Healthcare, with approximately 43 union eligible employees, voted for union (Teamsters) representation.  In April, 2007, the Company and Teamsters reached a collective bargaining Agreement, which was signed by Teamsters on April 26, 2007 and the Company on April 30, 2007 to be effective January 1, 2007 and expiring on January 1, 2010.  This agreement was extended while the new contract was being negotiated.  The Company and Teamsters reached a new agreement which was ratified on July 11, 2010, and expires on January 1, 2013.  As of June 30, 2010, approximately 26% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.

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

Insurance

Each of the Company’s subsidiaries maintains professional liability insurance policies with coverage of $1,000,000 per claim and $3,000,000 in the aggregate.  In addition to this coverage, all of the subsidiaries collectively maintain a $20,000,000 umbrella policy shared by all facilities.  In addition, each of these entities maintains general liability insurance coverage, which includes business owner’s liability insurance coverage, in similar amounts, as well as property insurance coverage.

The Company maintains $1,000,000 of directors’ and officers’ liability insurance coverage. The Company believes, based on its experience, that its insurance coverage is adequate for its business and, although cost has escalated in recent years, that it will continue to be able to obtain adequate coverage.

Item 1A. RISK FACTORS

OPERATING RISKS

AGING OF ACCOUNTS RECEIVABLE COULD RESULT IN OUR INABILITY TO COLLECT RECEIVABLES REQUIRING US TO INCREASE OUR DOUBTFUL ACCOUNTS RESERVE WHICH WOULD DECREASE OUR NET INCOME AND WORKING CAPITAL

As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $8,351,314 at June 30, 2010 compared with $6,350,693 at June 30, 2009.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  Because the behavioral health industry is typically a difficult collection environment, we have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2010 and 2009 and Bad Debt Expense for the fiscal years ended June 30, 2010 and 2009:

	Accounts	Allowance for	Bad Debt
	Receivable	doubtful accounts	Expense

June 30, 2010	$11,353,637	$3,002,323	$2,131,392
June 30, 2009	$8,781,311	$2,430,618	$1,637,738

NEGATIVE CASH FLOW COULD ARISE AS A RESULT OF SLOW GOVERNMENT PAYMENTS WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME, WORKING CAPITAL AND LIQUIDITY

The concentration of accounts receivable due from state and federal payors including Medicare and Medicaid (“government payors”) could create a severe cash flow problem should these agencies fail to make timely payment. We had receivables from government payors of approximately $2,333,300  at June 30, 2010 and $1,417,000 at June 30, 2009, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments.  This would result in lower net income for the same services provided and lower earnings per share.

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

 In December 2004, the Company’s largest inpatient facility voted for UAW representation.  Approximately 90% of the staff of the facility are members of the UAW and could vote to strike when the contract comes up for renewal in December 2010.  In April 2007, the Company’s largest outpatient operations voted for Teamsters representation.  Approximately 26% of the staff of the facility are members of Teamsters and could vote to strike when the contract comes up for renewal in January 2013.  A strike vote on the part of either of these operations would negatively impact profitability by requiring the Company to transfer patients to competing facilities or providers or pay high short term staffing rates.  This could also negatively impact the Company’s reputation in the community creating the need for increased marketing.

THE LOSS OF ANY KEY CLIENTS WOULD REDUCE OUR NET REVENUES AND OUR NET INCOME

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and provide patients for our outpatient operations and our employee assistance programs.  The loss of any of such contracts would impact our ability to meet our fixed costs.  We have entered into relationships with large employers, health care institutions, insurance companies and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs.  The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 20% of our total revenue is derived from these clients.  No one of these large employers, health care institutions, insurance companies or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

GOVERNMENT REGULATION COULD RESTRICT OUR ABILITY TO EXPAND, REDUCE THE ALLOWABLE REIMBURSEMENT TO THE COMPANY AND REDUCE OUR NET INCOME

Control of the healthcare industry exercised by federal, state and local regulatory agencies can increase costs, establish maximum reimbursement levels and limit expansion.  Our Company and the healthcare industry are subject to rapid regulatory change with respect to licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, the addition of new services, compliance with physical plant safety and land use requirements, implementation of certain capital expenditures, reimbursement for services rendered and periodic government inspections.  Governmental budgetary restrictions have resulted in limited reimbursement rates in the healthcare industry, including our Company.  As a result of these restrictions, we cannot be certain that payments under government programs will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.  In addition, many states, including the State of Michigan, where the majority of our Medicaid Revenue is generated, are experiencing financial difficulties as a result of the recession and are considering reductions in state Medicaid budgets, which may be reflected through more limited access, lower rates, and higher State imposed utilization assessment fees.

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

Bruce A. Shear is in control of the Company since he is entitled to elect and replace a majority of the Board of Directors. Bruce Shear and his affiliates own and control 93.1% of the Class B Common Stock, which elects four of the six members of the Board of Directors.  Bruce Shear can establish, maintain and control business policy and decisions by virtue of his control of the election of the majority of the members of the board of directors.

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

MARKET RISKS

THE COMPANY EXPECTS ITS STOCK PRICE TO BE VOLATILE

The market price of the Company’s common stock has been volatile in the past.  The shares have sold at prices varying between a low of $0.42 and a high of $2.60 from July 2008 through June 2010.  Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

➢	quarterly variations in operating results;

➢	new products, services and strategic developments by us or our competitors;

➢	developments in our relationships with our key clients;

➢	regulatory developments; and

➢	changes in our revenues, expense levels or profitability.

PREFERRED STOCK ISSUANCES COULD RESULT IN DIVIDEND, VOTING AND LIQUIDATION PREFERENCES SUPERIOR TO THE COMMON STOCK

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

Item 1B. UNRESOLVED STAFF COMMENTS

        None.

Item 2.           DESCRIPTION OF PROPERTY

Executive Offices

The Company’s executive offices are located in Peabody, Massachusetts.  The Company’s lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2014. The current annual payment under the lease is $91,000.  The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.  The Company’s behavioral health administrative services segment uses this property.

Highland Ridge Hospital

The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health and located in Midvale, Utah.  The lease is for a five-year term expiring June 30, 2012, which provides for monthly rental payments of approximately $37,000. Changes in rental payments each year are based on increases or decreases in the Consumer Price Index.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment and contract services segment use this property.

Mount Regis Center

The Company owns the Mount Regis facility, which consists of a three-story building located on an approximately two-acre site in Salem, Virginia.  The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $153,500 as of June 30, 2010.  The facility is used for both inpatient and outpatient services.

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

Harbor Oaks Hospital

      The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site.  The Company has a $935,000 mortgage on this property as of June 30, 2010.  The Company believes that these premises are adequate for its current and anticipated needs.  The Company’s behavioral health treatment services segment uses this property.

Seven Hills Hospital

                        The Seven Hills premises is a two story steel and concrete block structure comprising approximately 26,500 square feet of space situated on an approximately one and a half acre site owned by Seven Hills Psych Center LLC and located in Las Vegas, Nevada.  The lease is for a ten-year term expiring April 30, 2018, which provides for monthly rental payments of approximately $85,000. Changes in rental payments each year are based on increases in the Consumer Price Index.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment uses this property.

Detroit Behavioral Institute

The Detroit Behavioral Institute – Capstone Academy premises is a two story steel and concrete block structure comprising approximately 35,000 square feet of space located in Detroit, Michigan.  The lease is for five years with an option to renew for an additional five years through May 31, 2018, which provides for monthly rental payments of approximately $58,000 with a scheduled 5% increase in rent each year.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment uses this property.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock has been listed on the American Stock Exchange, now NYSE Amex, since February 2007 under the symbol “PHC”.  Prior to that date it was quoted on the Over-the-Counter Bulletin Board under the symbol “PIHC-BB.”  The following table sets forth the high and low sales price of the Company's Class A Common Stock, as reported.
	HIGH	LOW
2009
First Quarter (July 1, 2008 – September 30, 2008)	$2.60	$1.55
Second Quarter (October 1, 2008 – December 31, 2008)	$2.50	$0.65
Third Quarter (January 1, 2009 – March 31, 2009)	$1.31	$0.42
Fourth Quarter (April 1, 2009 – June 30, 2009)	$2.47	$0.70

2010
First Quarter (July 1, 2009 – September 30, 2009)	$1.70	$1.22
Second Quarter (October 1, 2009 – December 31, 2009)	$1.34	$0.99
Third Quarter (January 1, 2010 – March 31, 2010)	$1.55	$1.06
Fourth Quarter (April 1, 2010 – June 30, 2010)	$1.35	$0.98

On August 1, 2010, there were 676 holders of record of the Company's Class A Common Stock and 298 holders of record of the Company's Class B Common Stock.  During fiscal 2010, the Company repurchased 414,057 shares of its equity securities that were registered under Section 12 of the Securities Act.

During the fourth quarter, the Company repurchased equity securities on the open market as follows:
			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares
	Number of	Price	as part of Publicly	that May Yet be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

April 1, 2010 –
April 30, 2010	10,000	$1.28	--	749,900

May 1, 2010 –
May 31, 2010	58,164	$1.25	55,300	694,600

June 1, 2010 –
June 30, 2010	75,630	$1.07	75,630	618,970

TOTAL	143,794	$1.16	130,930	618,970

The 130,930 shares of PHC class A common stock were repurchased pursuant to a repurchase plan which was approved by PHC’s Board of Directors in June, 2009.  The repurchase plan was publicly announced on June 29, 2009 and it was effective for the fiscal year ending June 30, 2010.  The plan allows for the purchase of 1,000,000 shares of PHC class A common stock on the open market during the 2010 fiscal year based on market conditions, opportunity and excess cash availability.  In addition to the price per share, the company paid approximately $2,700 in brokerage fees related to the purchases made during the quarter ended June 30, 2010.  In June 2010, the Board of directors approved a new repurchase plan which was publicly announced on June 14, 2010.  The new plan is similar to the old plan in that it allows for the purchase of 1,000,000 shares of PHC Class A common stock on the open market during the 2011 fiscal year based on market conditions, opportunity and excess cash availability.

There were no sales of unregistered securities during the period.

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

MARKET RISKS

The market price of the Company’s Common Stock has been volatile in the past.  The shares have sold at prices varying between a low of $0.42 and a high of $2.60 from July 2008 through June 2010.  Trading prices may continue to fluctuate in response to general market conditions and changes in the Company’s results of operations from quarter to quarter.  The Company did not issue any unregistered shares during the fiscal year ended June 30, 2010.

Our right to issue convertible preferred stock may adversely affect the rights of the common stock.  Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock.  During the twelve month period ended June 30, 2010, the Company did not issue any preferred stock.

STOCK PERFORMANCE GRAPH

The following table depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Composite-US Index and the Nasdaq Health Services Index (which includes both U.S. and foreign companies). The table assumes the investment of $100 on June 30, 2005 in stock and index-including reinvestment of dividends.  Fiscal year ending June 30.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of our Company.  The selected consolidated financial data as of June 30, 2010 and 2009 and for each of the two years in the period ended June 30, 2010 should be read with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO USA, LLP, an independent registered public accounting firm, as of and for the two years ended June 30, 2010.  The selected consolidated financial data as of and for the years ended June 30, 2008, 2007 and 2006 have been derived from our consolidated financial statements not included herein. The consolidated financial statements for the year ended June 30, 2007 were audited by Eisner LLP, also an independent registered public accounting firm, and the consolidated financial statements for the years ended June 30, 2008 and 2006 were audited by BDO USA, LLP.  All information has been adjusted to reflect the elimination of Pivotal Research Centers in February 2009 in order to present comparative information.

The historical results are not necessarily indicative of the results to be expected for any future period.

PHC, Inc.
Selected Financial Data
As of and for the Years Ended June 30,

2010	2009	2008	2007	2006
                   (in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$53,077	$46,411	$45,397	$40,563	$32,213
Cost and Expenses:
Patient care expenses	26,307	23,835	22,133	19,738	14,270
Contract expenses	2,965	3,016	3,390	3,103	2,676
Provision for doubtful accounts	2,131	1,638	1,311	1,933	1,913
Administrative expenses	19,111	18,721	15,465	12,722	11,210
Interest expense	326	452	397	476	539
Other income
including interest income, net	(289)	(275)	(249)	(468)	(158)
Total expenses	50,551	47,387	42,447	37,504	30,450

Income (loss) before income taxes	2,526	(976)	2,950	3,059	1,763

Provision for (benefit from) income
taxes	1,106	65	1,366	1,144	(1,314)

Net income (loss) from continuing
operations	1,420	(1,041)	1,584	1,915	3,077

Net income (loss) from discontinued
operations	--	(1,413)	(1,259)	(233)	968

Net income (loss) applicable to
common shareholders	$1,420	$(2,454)	$325	$1,682	$4,045

Basic income (loss) per common
share	$0.07	$(0.12)	$0.02	$0.09	$0.22

Basic weighted average number of
shares outstanding	19,813,783	20,090,521	20,166,659	19,287,665	18,213,901

Diluted income (loss) per common
share	$0.07	$(0.12)	$0.02	$0.09	$0.21

Diluted weighted average number of
shares outstanding	19,914,954	20,090,521	20,464,255	19,704,697	19,105,193

	2010	2009	2008	2007	2006

Balance Sheet Data:

Cash and cash equivalents	$4,540	$3,199	$3,142	$3,308	$1,760
Working capital	8,197	6,082	10,095	11,606	10,776
Long-term debt and obligations under capital leases, including current portions	1,221	1,377	1,444	1,047	1,153
Total stockholders’ equity	17,256	16,044	18,659	18,250	13,455
Total assets	25,207	22,692	26,507	26,856	21,949

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

The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2010 and 2009.  It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

The Company presently provides behavioral health care services through two substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers  (collectively called "treatment facilities").  The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients.  The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities.  Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics.  Payor mix is determined by the source of payment to be received for each client being provided billable services.  The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases.  Until February 2009, the Company operated a research division, Pivotal Research Centers, Inc.  The results of operations for this division are shown as discontinued operations on the accompanying financial statements.  During the third quarter of fiscal 2009, the Company returned to profitability, which has continued through fiscal 2010.

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (The Parity Act).  This Act is now law and its implementation started January 1, 2010.  This legislation has improved access to the Company’s programs but its total effect on behavioral health providers cannot yet be assessed since implementation is not yet complete.  Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

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

Revenue recognition and accounts receivable:

Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare.  Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment.  Provisions for estimated third party payor settlements are provided in the period the related services are rendered.  Differences between the amounts provided and subsequent settlements are recorded in operations in the period of settlement.  Amounts due as a result of cost report settlements are recorded and listed separately on the consolidated balance sheets as “Other receivables”.  The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable.  The allowance for doubtful accounts does not include the contractual allowances.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the American Institute of Certified Public Accountants (AICPA) “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in fiscal 2010 for revenue booked in prior years resulted in a decrease in net revenue of approximately $72,200.  Net contractual adjustments recorded in fiscal 2009 for revenue booked in prior years resulted in an increase in net revenue of approximately $59,200.

For the fiscal year ended June 30, 2009, no third party cost report settlements were expected; however, the Company sent a required Medicare settlement payment of approximately $170,000 based on a desk review of the 2008 cost report.  During fiscal 2010, all cost reports through fiscal 2009 were finalized and net payment of $92,267 was recorded in final settlement for all years through fiscal 2009.

Below is revenue by payor and the accounts receivable aging information as of June 30, 2010 and June 30, 2009 for our treatment services segment.

Net Patient Care Revenue by Payor (in thousands)
	For the Twelve Months Ended
	June 30, 2010		June 30, 2009
	Amount	Percent	Amount	Percent
Private Pay	$3,495	7%	$2,224	5%
Commercial	32,915	66%	29,553	70%
Medicare*	3,237	7%	1,027	2%
Medicaid	10,000	20%	9,796	23%

Net Revenue	$49,647		$42,600

                     *includes Medicare cost report settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of June 30, 2010
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$--	$62	$45	$50	$60	$137	$13	$151	$518
Commercial	3,074	795	529	364	285	374	27	52	5,500
Medicare	349	82	19	4	7	23	--	--	484
Medicaid	1,537	145	46	57	35	20	5	4	1,849
Total	$4,960	$1,084	$639	$475	$387	$554	$45	$207	$8,351

As of June 30, 2009

		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$102	$123	$114	$139	$139	$283	$45	$214	$1,159
Commercial	2,161	981	226	181	70	111	4	41	3,775
Medicare	49	--	5	--	2	--	--	--	56
Medicaid	1,110	157	26	32	16	18	--	2	1,361
Total	$3,422	$1,261	$371	$352	$227	$412	$49	$257	$6,351

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  In June 2010, the Company recorded a valuation allowance of $150,103 against its deferred tax asset.  This amount relates to Arizona State tax credits accumulated by the research operations which were sold in fiscal 2009.  Since the Company no longer does business in Arizona, it is not likely that these tax credits will be used.  During fiscal 2009, the Company recorded a tax expense from continuing operations of $65,764.  The Company recorded estimated tax expense of $1,106,100 for the year ended June 30, 2010.

In accordance with ASC 740, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  We have not established any such reserves at June 30, 2010 or 2009.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Investment in unconsolidated subsidiaries

Included in other assets as of June 30, 2010 and 2009 is the Company’s investment in Seven Hills Psych Center, LLC of $325,384 and $354,428, respectively.  This LLC holds the assets of the Seven Hills Hospital completed in May, 2008, being leased and operated by the Company’s subsidiary Seven Hills Hospital, Inc.  Also included, as of June 30, 2010 and 2009, is the Company’s investment in Behavioral Health Partners, LLC of $711,947 and $698,869, respectively.  This LLC constructed an out- patient clinic which was completed in the fourth fiscal quarter of 2009 and occupied as a fourth site to the Company’s Harmony subsidiary on July 1, 2009 to replace it’s Longford site which was closed in fiscal 2010.  This site has additional land available for construction of another hospital to be operated by the Company.  Both investments are accounted for based on the equity method of accounting.  Accordingly, the Company records its share of the investor companies’ income/loss as an increase/decrease to the carrying value of these investments.

Results of Operations

During the fiscal year ended June 30, 2010, the Company experienced continued increases in census and patient treatment revenue while contract Services revenue decreased with changes in contracts.

The following table illustrates our consolidated results of operations for the years ended June 30, 2010 and 2009 (in thousands):

	2010		2009
Statements of Operations Data:	($ in thousands)
	Amount	%	Amount	%
Revenues	$53,077	100.0	$46,411	100.0
Cost and Expenses:
Patient care expenses	26,307	49.5	23,835	51.4
Contract expenses	2,965	5.6	3,016	6.5
Provision for doubtful accounts	2,131	4.0	1,638	3.5
Administrative expenses	19,111	36.0	18,721	40.3
Interest expense	326	0.6	452	1.0
Other income
including interest income, net	(289)	(0.5)	(275)	(0.6)
Total expenses	50,551	95.2	47,387	102.1

Income (loss) before income taxes	2,526	4.8	(976)	(2.1)

Provision for income taxes	1,106	2.1	65	0.2

Net income (loss) from continuing
operations	1,420	2.7	(1,041)	(2.3)

Net income (loss) from
discontinued operations	--	--	(1,413)	(3.0)

Net income (loss) applicable to
common shareholders	$1,420	2.7	$(2,454)	(5.3)

Year ended June 30, 2010 as compared to year ended June 30, 2009

The Company experienced continued profit from operations during fiscal 2010 with increases in census and revenue at Seven Hills and Capstone Academy and the shift in Harbor Oaks adjudicated unit to a chemical dependency and rehabilitation unit.  The Company’s income from continuing operations increased to income of $1,419,662 for the fiscal year ended June 30, 2010 from a loss of $1,041,375 for the fiscal year ended June 30, 2009. Net income increased to a net income of $1,419,662 for the fiscal year ended June 30, 2010 compared to a net loss of $2,454,008 for the fiscal year ended June 30, 2009.  Income from continuing operations before taxes increased to an income of $2,525,762 for the fiscal year ended June 30, 2010 from a loss of $975,611 for the fiscal year ended June 30, 2009.  This increase in profit is primarily a result of continued increases in census and revenue at Seven Hills Hospital, increased beds and census at Detroit Behavioral Institute’s Capstone Academy and increased census at the chemical dependency unit at Harbor Oaks.  General economic conditions continue to result in very high utilization of services under our capitated contracts resulting in higher than anticipated costs under the contracts.  New rates under these contracts were negotiated and implemented in the third quarter of the fiscal year as utilization continued to be higher than anticipated.  This continued high utilization is being reviewed and analyzed at this time to determine if additional rate increases are warranted under the contracts.

Total revenues increased 14.4% to $53,077,226 for the year ended June 30, 2010 from $46,411,019 for the year ended June 30, 2009.

Total net patient care revenue from all facilities increased 16.5% to $49,647,395 for the year ended June 30, 2010 as compared to $42,599,963 for the year ended June 30, 2009.  Patient days increased 9,787 days for the fiscal year ending June 30, 2010 over the fiscal year ended June 30, 2009, which includes a 1,528 increase in bed days provided by Seven Hills Hospital for clients covered under the Harmony capitated contracts, which is recorded as intercompany revenue and eliminated in consolidation.  In the last quarter of fiscal 2009, the Company added residential beds at Detroit Behavioral Institute, which accounted for 60% of the increase in patient days for the fiscal year ended June 30, 2010.  The contracted rate for the residential beds is lower than that of our other facilities, which would negatively impact our revenue per patient day without positive changes in our census and payor mix at our other facilities.

Net inpatient care revenue from inpatient psychiatric services increased 25.8% to $29,743,377 for the fiscal year ended June 30, 2010 from $23,634,602 the fiscal year ended June 30, 2009.  This increase is due to a change in payor mix to payors with more favorable approved rates and from the increase in residential treatment beds.  Net partial hospitalization and outpatient care revenue increased 4.9% to $19,904,018 for the fiscal year ended June 30, 2010 from $18,965,362 for the year ended June 30, 2009.  This increase is primarily due to a more favorable payor mix.  Managed care continues to utilize these step-down programs as a treatment alternative to inpatient care.  Wellplace revenues decreased 10.0% to $3,429,831 for the fiscal year ended June 30, 2010 from $3,811,056 for the year ended June 30, 2009 due to the expiration of the smoking cessation contract in the first quarter of fiscal 2009 and decreases in membership under the administrative contracts.  All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

Patient care expenses increased by $2,471,987, or 10.4%, to $26,306,828 for the year ended June 30, 2010 from $23,834,841 for the year ended June 30, 2009 due to the increase in available beds contributing to the increase in patient census at our inpatient facilities and increased utilization under our capitated contracts.  Inpatient census increased by 9,787 patient days, 16.5%, for the year ended June 30, 2010 compared to the year ended June 30, 2009.  Contract expense, which includes the cost of outside service providers for our capitated contracts, increased 12.2% to $5,300,747 for the year ended June 30, 2010 from $4,723,122 for the year ended June 30, 2009 due to high utilization under the capitated contracts.  Payroll and service related consulting expenses, including agency nursing, increased 13.7% to $21,533,585 for the year ended June 30, 2010 from $18,946,118 for the year ended June 30, 2009.  Food and dietary expense increased 16.1% to $1,108,691 for the year ended June 30, 2010 from $954,654 for the year ended June 30, 2009.  Hospital supplies expense increased 32.4% to $125,367 for the year ended June 30, 2010 from $94,707 for the year ended June 30, 2009.  Housekeeping expense increased 11.9% to $154,013 for the year ended June 30, 2010 from $137,649 for the year ended June 30, 2009.  Lab fees increased 11.1% to $298,068 for the year ended June 30, 2010 from $268,373 for the year ended June 30, 2009.  All of these increases were a result of increased patient census.  We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies, but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and outpatient visits. (see “Operating Statistics” Part I, Item 1).

Cost of contract support services related to Wellplace decreased 1.7% to $2,964,621 for the year ended June 30, 2010 from $3,015,782 for the year ended June 30, 2009.  Payroll tax expense increased 16.7% to $143,767 for the year ended June 30, 2010 from $123,203 for the year ended June 30, 2009 primarily due to increased unemployment taxes.  Employee benefits increased to $133,292 for the fiscal year ended June 30, 2010 from $119,564 for the fiscal year ended June 30, 2009 due to increased health insurance premiums with some reductions in employee contributions.  Office expense increased 62.6% to $39,091 for the year ended June 30, 2010 from $24,040 for the year ended June 30, 2009.  These increases in expense are partially the result of increased contract requirements.  Maintenance decreased 29.9% to $52,418 for the fiscal year ended June 30, 2010 from $74,788 for the year ended June 30, 2009 due to the elimination of maintenance on the Smoking Cessation software.  This decrease in maintenance services offset the increases in expenses listed above with only minor decreases in other expense categories.

Provision for doubtful accounts increased 30.1% to $2,131,392 for the fiscal year ended June 30, 2010 from $1,637,738 for the fiscal year ended June 30, 2009.  This increase is a result of increases in accounts receivable stemming from increases in revenue and the increase in aged accounts as the economic situation makes co-payments more difficult to collect timely.  The policy of the Company is to provide an allowance for doubtful accounts based on the age of receivables resulting in higher bad debt expense as receivables age.  The goal of the Company, given this policy, is to keep any changes in the provision for doubtful accounts at a rate lower than changes in aged accounts receivable.

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years.  Accordingly, the Company has increased staff, standardized some procedures for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable.    The Company’s gross receivables from direct patient care increased 31.4% to $11,536,637 for the year ended June 30, 2010 from $8,781,311 for the year ended June 30, 2009.  The Company believes bad debt expense of less than 5% is acceptable and its reserve of approximately 26% of accounts receivable is sufficient based on the age of the receivables.  We continue to reserve for bad debt based on managed care denials and past difficulty in collections.  The growth of managed care has negatively impacted reimbursement for behavioral health services with higher contractual adjustments and a higher rate of denials creating slower payment requiring higher reserves and write offs.

Total administrative expenses increased 2.1% to $19,110,638 for the year ended June 30, 2010 from $18,721,491 for the year ended June 30, 2009.  Payroll and consultant expense increased 12.7% to $7,623,957 for the year ended June 30, 2010 from $6,760,875 for the year ended June 30, 2009.  Employee benefits increased 16.4% to $1,107,740 for the year ended June 30, 2010 from $951,413 for the year ended June 30, 2009.  All of these increases in payroll and employee related expenses are a result of an increase in staff to facilitate increased operations.  Maintenance expense increased 11.9% to $674,129 for the year ended June 30, 2010 from $602,596 for the year ended June 30 2009 as Seven Hills moved to an outside provider for this service and several older buildings had higher maintenance costs during the year.  Marketing expense increased 40.5% to $189,727 for the year ended June 30, 2010 from $135,000 for the year ended June 30, 2009 as we increased marketing activities surrounding Seven Hills and increased internet marketing.

Interest expense decreased 27.8% to $326,582 for the year ended June 30, 2010 from $452,207 for the year ended June 30, 2009.  This decrease is primarily due to expensive short-term borrowings required during the March 31, 2009 quarter prior to the sale of the research division.  This short term borrowing carried with it high origination fees and high interest expense.

The Company recorded income tax expense of $1,106,100 for the year ended June 30, 2010 based on an estimated combined tax rate of approximately 44% for both Federal and State taxes.  The Company recorded a tax expense on continuing operations of $65,764 on a loss of approximately $976,000 for the fiscal year ended June 30, 2009.  The Company expects the combined effective income tax rate to remain consistent as our highest revenue producing facilities are located in States with higher tax rates.

Liquidity and Capital Resources

As of June 30, 2010, the Company had working capital of $8,197,234, including cash and cash equivalents of $4,540,278, compared to working capital of $6,081,980, including cash and cash equivalents of $3,199,344 at June 30, 2009.

Cash provided by operating activities was $2,193,930 for the year ended June 30, 2010, compared to cash used in operating activities of $507,805 for the year ended June 30, 2009.  Cash flow used in operations in fiscal 2010 consists of net income of $1,419,662, increased by non-cash activity including depreciation and amortization of $1,156,569, non-cash interest expense of $146,531, change in deferred tax asset of $185,093, non-cash share based charges of $221,404, provision for doubtful accounts of $2,131,392, offset by a non-cash gain on investments in unconsolidated subsidiaries of $17,562.  Further offset by an increase in accounts receivable of $4,033,019, and an increase in other assets of $12,910, an increase in prepaid expenses of $15,136, offset by an increase in accounts payable of $214,238, an increase in accrued expenses and other liabilities of $744,026 and an increase in income taxes payable of $23,991.

Cash used in investing activities in fiscal 2010 consisted of $751,843 used for capital expenditures for the acquisition of property and equipment and $22,208 used in the purchase of software licenses offset by $33,528 in distributions from the equity investments in unconsolidated subsidiaries.

Cash used in financing activities in fiscal 2010 consisted of $316,422 in net borrowings under the Company’s debt facilities and $467,700 used in the repurchase of 414,057 shares of the Company’s Class A common stock, offset by $38,805 received from the issuance of stock as a result of the exercise of options and the issue of shares under the employee stock purchase plan.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2010, accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 31.5% to $8,351,314 from $6,350,693 on June 30, 2009.  This increase is due to increased revenue and slower payments from insurance payors.  The Company’s goal is to maintain or improve the aging of its accounts receivable.  Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment.  Increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectible.  The Company’s collection policy calls for early contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  The Company’s collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  At the same time, the Company continues to closely monitor allowance for bad debt based on potential insurance denials and past difficulty in collections.

Restricted Cash

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee reached binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company initiated.  During the quarter ended March 31, 2010, the Michigan Court of Appeals denied the appeal.  The Company has now filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expect a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying balance sheet.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2010 are as follows (in thousands):

YEAR ENDING					OPERATING
June 30,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2011	$796	$12	$113	$9	$3,221	$4,151
2012	236	8	20	--	3,258	3,522
2013	57	3	--	--	2,847	2,907
2014	--	--	--	--	2,679	2,679
2015	--	--	--	--	2,396	2,396
Thereafter	--	--	--	--	7,659	7,659
Total	$1,089	$23	$133	$9	$22,060	$23,314

*   Total does not include the amount due under the revolving credit note of $1,336,025.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

  In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13,

2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $935,000 at June 30, 2010, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $1,336,025.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of June 30, 2010, the Company had $115,000 available under the term loan.  The Company believes refinancing of this term loan would be available if required for acquisitions.

The revolving credit note carries interest at prime (3.25% at June 30, 2010) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of June 30, 2010 was $1,336,025.  For additional information regarding this transaction, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of June 30, 2010 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.27%.

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

Aging of accounts receivable could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $8,351,314 at June 30, 2010 compared with $6,350,693 at June 30, 2009.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2010 and 2009, respectively, and Bad Debt Expense for the years ended June 30, 2010 and 2009:

	Accounts	Allowance for	Bad Debt
	Receivable	doubtful accounts	Expense

June 30, 2010	$11,353,637	$3,002,323	$2,131,392
June 30, 2009	$8,781,311	$2,430,618	$1,637,738

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs.  We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs.  The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 20% of our total revenue is derived from these clients.  No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

Recent accounting pronouncements:

Recently Adopted Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations” (“ASC 805”).  ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. ASC 805 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.  The adoption of ASC 805 did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2008, FASB issued ASC 260 “Earnings Per Share” (“ASC 260”).  ASC 260 requires that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share.  ASC 260 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 260 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued ASC 810, “Consolidation” (“ASC 810”).  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. ASC 815 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 815 did not have a material effect on the Company’s Consolidated Financial Statements.

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

Financial Risk

•
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $2,300; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the Prime rate would have to increase 1.25% before there would be any interest expense increase.

•
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security, which could require additional fees.

Item 8.           Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page 40 of this Annual Report on Form 10-K.

PAGE

Index	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets	40
Consolidated Statements of Operations	41
Consolidated Statements of Changes in Stockholders' Equity	42-43
Consolidated Statements of Cash Flows	44-45
Notes to Consolidated Financial Statements	46-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.:

We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHC, Inc. and subsidiaries at June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
September 24, 2010

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

		June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,540,278	$3,199,344
Accounts receivable, net of allowance for doubtful accounts of $3,002,323
and $2,430,618 at June 30, 2010 and 2009, respectively	8,333,766	6,315,693
Other receivables – third party	--	170,633
Prepaid expenses	490,662	441,945
Prepaid income taxes	--	33,581
Other receivables and advances	743,454	674,357
Deferred tax assets	1,145,742	923,625

Total current assets	15,253,902	11,759,178

Restricted cash	512,197	512,197
Accounts receivable, non-current	17,548	35,000
Other receivables	58,169	55,627
Property and equipment, net	4,527,376	4,687,110
Deferred financing costs, net of amortization of $582,972 and $436,440 at June 30,
2010 and 2009, respectively	189,270	335,801
Goodwill	969,098	969,098
Deferred tax assets- long term	1,495,144	1,902,354
Other assets	2,184,749	2,435,628

Total assets	$25,207,453	$22,691,993

LIABILITIES
Current liabilities:
Accounts payable	$1,594,286	$1,375,436
Current maturities of long-term debt	796,244	652,837
Revolving credit note	1,336,025	863,404
Current portion of obligations under capital leases	112,909	103,561
Accrued payroll, payroll taxes and benefits	2,152,724	1,570,639
Accrued expenses and other liabilities	1,040,487	1,111,321
Income taxes payable	23,991	--
Total current liabilities	7,056,666	5,677,198

Long-term debt, less current maturities	292,282	488,426
Obligations under capital leases	19,558	132,368
Long-term accrued liabilities	582,953	350,178
Total liabilities	7,951,459	6,648,170
Commitments and contingent liabilities (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, none issued	--	--
Class A Common Stock, $.01 par value; 30,000,000 shares authorized, 19,867,826
and 19,840,793 shares issued at June 30, 2010 and 2009, respectively	198,679	198,408
Class B Common Stock, $.01 par value; 2,000,000 shares authorized, 775,021 and
775,080 issued and outstanding at June 30, 2010 and 2009, respectively, each
convertible into one share of Class A Common Stock	7,750	7,751
Additional paid-in capital	27,927,536	27,667,597
Treasury stock, 1,040,598 and 626,541 Class A common shares at cost at June 30, 2010
and 2009, respectively	(1,593,407)	(1,125,707)
Accumulated deficit	(9,284,564)	(10,704,226)

Total stockholders’ equity	17,255,994	16,043,823
Total liabilities and stockholders’ equity	$25,207,453	$22,691,993

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2010	2009
Revenues:
Patient care, net	$49,647,395	$42,599,963
Contract support services	3,429,831	3,811,056

Total revenues	53,077,226	46,411,019

Operating expenses:
Patient care expenses	26,306,828	23,834,841
Cost of contract support services	2,964,621	3,015,782
Provision for doubtful accounts	2,131,392	1,637,738
Administrative expenses	19,110,638	18,721,491

Total operating expenses	50,513,479	47,209,852

Income (loss) from operations	2,563,747	(798,833)

Other income (expense):
Interest income	142,060	170,360
Interest expense	(326,582)	(452,207)
Other income, net	146,537	105,069

Total other expense, net	(37,985)	(176,778)

Income (loss) before income taxes	2,525,762	(975,611)
Provision for income taxes	1,106,100	65,764

Income (loss) from continuing operations	1,419,662	(1,041,375)

Loss from discontinued operations, net of tax benefit of
$889,246 in 2009	--	(1,412,633)

Net income (loss) applicable to common shareholders	$1,419,662	$(2,454,008)

Basic net income (loss) per common share:
Continuing operations	$0.07	$(0.05)
Discontinued operations	--	(0.07)
	$0.07	$(0.12)

Basic weighted average number of shares outstanding	19,813,783	20,090,521

Fully diluted net income (loss) per common share:
Continuing operations	$0.07	$(0.05)
Discontinued operations	--	(0.07)
	$0.07	$(0.12)

Fully diluted weighted average number of shares outstanding	19,914,954	20,090,521

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance – June 30, 2008	19,806,147	$198,061	775,672	$7,757	$27,388,821

Stock-based compensation expense					188,795
Issuance of shares for options
exercised	16,359	164			6,017
Warrants issued					22,667
Issuance of employee stock purchase
plan shares	17,695	177			28,347
Purchase of treasury shares
Issuance of treasury stock in payment
of earnout debt					32,950
Conversion from Class B to Class A	592	6	(592)	(6)	--
Net loss year ended June 30, 2009

Balance – June 30, 2009	19,840,793	198,408	775,080	7,751	27,667,597

Stock-based compensation expense					221,404
Issuance of shares for options
exercised	2,000	20			1,600
Issuance of employee stock purchase
plan shares	24,974	250			36,935
Purchase of treasury shares
Conversion from Class B to Class A	59	1	(59)	(1)
Net income year ended June 30, 2010

Balance – June 30, 2010	19,867,826	$198,679	775,021	$7,750	$27,927,536

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (continued)

Consolidated Statements of Changes in Stockholders’ Equity

	Class A
	Treasury Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance – June 30, 2008	387,698	$(685,916)	$(8,250,218)	$18,658,505

Stock-based compensation expense				188,795
Issuance of shares for options
exercised				6,181
Warrants issued				22,667
Issuance of employee stock purchase
plan shares				28,524
Purchase of treasury shares	409,784	(606,841)		(606,841)
Issuance of treasury stock in payment
of earnout debt	(170,941)	167,050		200,000
Conversion from Class B to Class A				--
Net loss year ended June 30, 2009			(2,454,008)	(2,454,008)

Balance – June 30, 2009	626,541	$(1,125,707)	$(10,704,226)	$16,043,823

Stock-based compensation expense				221,404
Issuance of shares for options
exercised				1,620
Issuance of employee stock purchase
plan shares				37,185
Purchase of treasury shares	414,057	(467,700)		(467,700)
Conversion from Class B to Class A				--
Net income year ended June 30, 2010			1,419,662	1,419,662

Balance – June 30, 2010	1,040,598	$(1,593,407)	$(9,284,564)	$17,255,994

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,419,662	$(2,454,008)
Net loss from discontinued operations	--	(1,412,633)
Net income (loss) from continuing operations	1,419,662	(1,041,375)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash (gain)/loss on equity method investments	(17,562)	(6,901)
Loss on disposal of property and equipment	3,831	--
Depreciation and amortization	1,156,569	1,233,646
Non-cash interest and other non-cash expense	146,531	150,027
Deferred income taxes	185,093	(1,312,980)
Stock based compensation	221,404	211,462
Provision for doubtful accounts	2,131,392	1,637,738
Changes in operating assets and liabilities:
Accounts and other receivables	(4,033,019)	(1,719,131)
Prepaid expenses and other current assets	(15,136)	285,051
Other assets	12,910	(447,776)
Accounts payable	214,238	57,015
Accrued expenses and other liabilities	768,017	68,515

Net cash (used in) provided by continuing operations	2,193,930	(884,709)
Net cash provided by discontinued operations	--	376,904
Net cash provided by (used in) operations	2,193,930	(507,805)

Cash flows from investing activities:
Acquisition of property and equipment	(751,843)	(1,306,316)
Proceeds from the sale of Pivotal assets	--	3,000,000
Purchase of licenses	(22,208)	--
Distributions from equity investment in unconsolidated subsidiary	33,528	53,340

Net cash provided by (used in) investing activities, continuing operations	(740,523)	1,747,024
Net cash used in investing activities, discontinued operations	--	(32,188)
Net cash (used in) provided by investing activities	(740,523)	1,714,836

Cash flows from financing activities:
Repayment on revolving debt, net	472,621	(113,799)
Principal payments on long-term debt and capital lease obligations	(156,199)	(67,451)
Deferred financing costs	--	(15,000)
Purchase of treasury stock	(467,700)	(606,841)
Proceeds from issuance of common stock, net	38,805	34,705

Net cash used in financing activities, continuing operations	(112,473)	(768,386)
Net cash used in financing activities, discontinued operations	--	(381,527)
Net cash used in financing activities	(112,473)	(1,149,913)

Net increase in cash, continuing operations	1,340,934	93,929
Net decrease in cash, discontinued operations	--	(36,811)

Net increase in cash and cash equivalents	1,340,934	57,118
Beginning cash and cash equivalents	3,199,344	3,142,226

Cash and cash equivalents, end of year	$4,540,278	$3,199,344
See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended June 30,

	2010	2009
Supplemental cash flow information:

Cash paid during the period for:
Interest	$180,048	$316,024
Income taxes	64,525	378,707

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in cashless exercise of options	$--	$8,359
Issuance of treasury stock in payment of earn-out debt	--	200,000

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

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

(1)
Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 71-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility in Detroit, Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada as Harmony Healthcare, three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area) and one location in Pennsylvania operating as Wellplace;

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

Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  In January 2007, the Company purchased a 15.24% membership interest in the Seven Hills Psych Center, LLC, the entity that is the landlord of the Seven Hills Hospital subsidiary.  In March 2008, the Company, through its subsidiary PHC of Nevada, Inc., purchased a 25% membership interest in Behavioral Health Partners, LLC, the entity that is the landlord of a new outpatient location for Harmony Healthcare.  These investments are accounted for under the equity method of accounting and are included in other assets on the accompanying consolidated balance sheets.  (Note D)

Accounting Standards Codification:

In July 2009, the Financial Accounting Standards Board (“FASB”) completed a revision of non-governmental U.S. generally accepted accounting principles (“GAAP”) into a single authoritative source and issued a codification of accounting rules and references.  Authoritative standards included in the codification are designated by their Accounting Standards Codification (“ASC) topical reference, and revised standards are designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number.  The

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Codification (continued):

codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations.  Citations in financial statements must identify the sections within the new codification.  The codification is effective for interim and annual periods ending after September 15, 2009.  The Company is complying with the new codification standards.

Revenues and accounts receivable:

Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare.  Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment.  Provisions for estimated third party payor settlements are provided in the period the related services are rendered.  Differences between the amounts provided and subsequent settlements are recorded in operations in the period of settlement.  Amounts due as a result of cost report settlements are recorded and listed separately on the consolidated balance sheets as “Other receivables”.  The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable.  The allowance for doubtful accounts does not include the contractual allowances.

Medicare reimbursements are based on established rates depending on the level of care provided and are adjusted prospectively.  Effective for fiscal years beginning after January 1, 2005, the prospective payment system (“PPS”) was brought into effect for all psychiatric services paid through the Medicare program.  The new system changed the TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to the new variable per diem-based system.  The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from “Center for Medicare and Medicaid Services” (“CMS’s”), administrative data base (cost reports and claims data).  Patient-specific characteristics include, but are not limited to, principal diagnoses, comorbid conditions, and age.  Facility specific variables include an area wage index, rural setting, and the extent of teaching activity.  This change was phased in over three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates.  We have been operating fully under PPS since fiscal 2009.

Although Medicare reimbursement rates are based 100% on PPS, the Company will continue to file cost reports annually as required by Medicare to determine ongoing rates and recoup any adjustments for Medicare bad debt.  These cost reports are routinely audited on an annual basis.  The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.  Approximately 27% and 25% of the Company’s total revenue is derived from Medicare and Medicaid payors for the years ended June 30, 2010 and 2009, respectively.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement.  To date, settlement adjustments have not been material.

Patient care revenue is recognized as services are rendered, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured.  Pre–admission screening of financial responsibility of the patient, insurance carrier or other contractually obligated payor, provides the Company the net expected collectable patient revenue to be recorded based on contractual arrangements with the payor or pre-admission agreements with the patient.  Revenue is not recognized for emergency provision of services for indigent patients until authorization for the services can be obtained.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

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
Charity care amounted to approximately $305,000 and $63,000 for the years ended June 30, 2010 and 2009, respectively.  Patient care revenue is presented net of charity care in the accompanying consolidated statements of operations.

The Company had accounts receivable from Medicaid and Medicare of approximately $2,333,300 at June 30, 2010 and $1,417,000 at June 30, 2009.  Included in accounts receivable is approximately $1,255,000 and $962,000 in unbilled receivables at June 30, 2010 and 2009, respectively.

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
June 30, 2010

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reliance on key clients:

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and patients for our outpatient operations and our employee assistance programs.  The loss of any of such contracts would impact the Company’s ability to meet its fixed costs.  The Company has entered into relationships with large employers, health care institutions, insurance companies and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored employee assistance programs.  The employees of such institutions may be referred to the Company for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 20% of the Company’s total revenue is derived from these clients for all periods presented.  No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company’s consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue and attendant losses.

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

Other assets:

Other assets consists of deposits, deferred expenses advances, investment in Seven Hills LLC, investment in Behavioral Health Partners, LLC, software license fees, and internally developed and acquired software which is being amortized over three to seven years based on its estimated useful life.

Long-lived assets:

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.  The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2010.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements:

ASC 820-10-65, “Fair Value Measurements and Disclosures”, defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820-10-65 defines fair value based upon an exit price model.  ASC 820-10-65 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

  The Company had money market funds stated at fair market value, of $2,504,047 and $2,038,257 at June 30, 2010 and 2009, respectively, that were measured using Level 1 inputs.

Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B Common Stock has additional voting rights.  All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2010 and 2009 using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Years Ended June 30,
	2010	2009
Weighted average shares outstanding – basic	19,813,783	20,090,521
Employee stock options	101,171	--

Weighted average shares outstanding – fully diluted	19,914,954	20,090,521

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes securities outstanding as of June 30, 2010 and 2009, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

	Years Ended June 30,
	2010	2009
Employee stock options	921,500	1,554,250
Warrants	343,000	343,000
Total	1,264,500	1,897,250

The Company repurchased 414,057 and 409,784 shares of its Class A Common Stock during fiscal 2010 and 2009, respectively.

Income taxes:

ASC 740, “Income Taxes”, prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.  In accordance with ASC 740, the Company may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  The Company does not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Comprehensive income:

The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

Stock-based compensation:

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and stock purchase plans.  The Company follows the provisions of ASC 718, “Compensation – Stock Compensation”.

Under the provisions of ASC 718, the Company recognizes the fair value of stock compensation in net income (loss), over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock based awards are accounted for as equity instruments.

Under the provisions of ASC 718, the Company recorded $221,404 and $188,795 of stock-based compensation in its consolidated statements of operations for the years ended June 30, 2010 and 2009, respectively, which is included in administrative expenses as follows:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Directors fees	$63,870	$65,182
Employee compensation	157,534	123,613

Total	$221,404	$188,795

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The weighted-average fair values of the options granted under the stock option plans for the years ended June 30, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Year ended June 30,
	2010	2009

Risk free interest rate	2.30% - 3.48%	3.25% - 4.00%
Expected dividend yield	--	--
Expected lives	5 - 10 years	5 - 10 years
Expected volatility	60.66% - 61.63%	50.2% - 57.0%
Weighted average grant date fair value	$0.63	$0.68

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

Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options, there was no forfeiture rate assessed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of ASC 718, a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated or additional expense if the forfeiture rate is lower than estimated.  To date,  any required true-ups have not been material.

In August 2009, 17,182 shares of common stock were issued under the employee stock purchase plan.  The Company recorded stock-based compensation expense of $12,027.  In February 2010, 7,792 shares of common stock were issued under the employee stock purchase plan.  The Company recorded stock-based compensation expense of $1,402.

As of June 30, 2010, there was $202,164 in unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under existing stock option plans.  This cost is expected to be recognized over the next three years.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses:

Advertising costs are expensed when incurred.  Advertising expenses for the years ended June 30, 2010 and 2009 were $136,183 and $163,110, respectively.

Subsequent Events:

We have evaluated subsequent events through the date of issuance of this report.

Reclassifications:

Certain June 30, 2009 balance sheet amounts have been reclassified to be consistent with the June 30, 2010 presentation, which affect certain balance sheet classifications only.

Recent accounting pronouncements:

Recently Adopted Standards

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”).  ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. ASC 805 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.  The adoption of ASC 805 did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2008, FASB issued ASC 260 “Earnings Per Share” (“ASC 260”).  ASC 260 requires that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share.  ASC 260 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 260 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued ASC 810, “Consolidation” (“ASC 810”).  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. ASC 815 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 815 did not have a material effect on the Company’s Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

	As of June 30,
	2010	2009

Land	$69,259	$69,259
Buildings	1,136,963	1,136,963
Furniture and equipment	3,913,670	3,603,249
Motor vehicles	152,964	152,964
Leasehold improvements	4,332,770	4,626,839
	9,605,626	9,589,274
Less accumulated depreciation and amortization	5,078,250	4,902,164
Property and equipment, net	$4,527,376	$4,687,110

Total depreciation and amortization expenses related to property and equipment were $907,746 and $1,001,627 for the fiscal years ended June 30, 2010 and 2009, respectively.

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

ASC 350, “Goodwill and Other Intangible Assets” requires, among other things, that companies not amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, ASC 350 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company’s goodwill of $969,098 relating to the treatment services reporting unit of the Company was evaluated under ASC 350 as of June 30, 2010.  As a result of the evaluation, the Company determined that no impairment exists related to the goodwill associated with the treatment services reporting unit. The Company will continue to test goodwill for impairment, at least annually, in accordance with the guidelines of ASC 350.

NOTE D - OTHER ASSETS

Included in other assets are investments in unconsolidated subsidiaries.  As of June 30, 2010, this includes the Company’s investment in Seven Hills Psych Center, LLC of $325,384 (this LLC holds the assets of the Seven Hills Hospital which is being leased by a subsidiary of the Company) and the Company’s investment in Behavioral Health Partners, LLC, of $711,947 (this LLC holds the assets of an out-patient clinic which is being leased by PHC of Nevada, Inc, the Company’s outpatient operations in Las Vegas, Nevada).

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE D - OTHER ASSETS (CONTINUED)

The following table lists amounts included in other assets, net of any accumulated amortization:

Description	As of June 30,

	2010	2009
Software development & license fees	$947,358	$1,173,973
Investment in unconsolidated subsidiary	1,037,331	1,053,297
Deposits and other assets	200,060	208,358

Total	$2,184,749	$2,435,628

Total accumulated amortization of software license fees was $806,962 and $558,450 as of June 30, 2010 and 2009, respectively.  Total amortization expense related to software license fees was $248,823 and $232,019 for the fiscal years ended June 30, 2010 and 2009, respectively.

The following is a summary of expected amortization expense of software licensure fees for the succeeding fiscal years and thereafter as of June 30, 2010:

Year Ending
June 30,	Amount
2011	$210,080
2012	156,530
2013	156,530
2014	156,530
2015	147,264
Thereafter	120,424
$947,358

NOTE E – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt is summarized as follows:	As of June 30,
	2010	2009
Term mortgage note payable with monthly principal installments of $50,000 beginning July 1, 2007 increasing to $62,500 July 1, 2009 until the loan terminates. The note bears interest at prime (3.25% at June 30, 2010) plus 0.75% but not less than 6.25% and is collateralized by all of the assets of the Company and its material subsidiaries.	935,000	935.000
Mortgage note due in monthly installments of $4,850 including interest at 9% through July 1, 2012, when the remaining principal balance is payable, collateralized by a first mortgage on the PHC of Virginia, Inc, Mount Regis Center facility	153,526	195,704
Note payable due in monthly installments of $578 including interest at 5.9% through May 2010	--	5,638
Note payable due in monthly installments of $555 including interest at 3.9% through March 2010	--	4,921
Total	1,088,526	1,141,263
Less current maturities	796,244	652,837
Long-term portion	$292,282	$488,426

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE E – NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Maturities of notes payable and long-term debt are as follows as of June 30, 2010:

Year Ending
June 30,	Amount
2011	$796,244
2012	235,581
2013	56,701
$1,088,526

The Company’s amended revolving credit note allows the Company to borrow a maximum of $3,500,000.  The outstanding balance on this note was $1,336,025 and $863,404 at June 30, 2010 and 2009, respectively.  This agreement was amended on June 13, 2007 to modify the terms of the agreement.  Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable.  Interest is payable monthly at prime (3.25% at June 30, 2010) plus 0.25%, but not less than 4.75%.  The average interest rate paid during the fiscal year ended June 30, 2010 was 7.27%, which includes the amortization of deferred financing costs related to the initial financing.  The amended term of the agreement is for two years, renewable for two additional one year terms.  The Agreement was automatically renewed June 13, 2010 to effect the term through June 13, 2011.  Upon expiration, all remaining principal and interest are due.  The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries and guaranteed by PHC.  The Company paid $32,500 in commitment fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 expiring on June 13, 2017.

As of June 30, 2010, the Company was in compliance with all of its financial covenants under the revolving line of credit note.  These covenants include only a debt coverage ratio and a minimum EBITDA.

NOTE F - CAPITAL LEASE OBLIGATION

At June 30, 2010, the Company was obligated under various capital leases for equipment providing for aggregate monthly payments of approximately $7,401 and terms expiring from June 2011 through June 2012.

The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

	June 30,
	2010	2009

Equipment and software	$338,936	$574,402
Less accumulated amortization and depreciation	(153,774)	(263,915)
	$185,162	$310,487

Amortization and depreciation expense related to these assets for the years ended June 30, 2010 and 2009 was $48,977 and $120,380 respectively.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE F - CAPITAL LEASE OBLIGATION (CONTINUED)

Future minimum lease payments under the terms of the capital lease agreements are as follows at June 30, 2010:

Year Ending June 30,

2011	$121,218
2012	19,809
Future minimum lease payments	141,027
Less amount representing interest	8,560
Total future principal payments	132,467
Less current portion	112,909
Long-term obligations under capital leases	$19,558

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other long-term liabilities consist of the following:

June 30,
2010	2009

Accrued contract expenses	$503,636	$559,466
Accrued legal and accounting	313,313	295,877
Accrued operating expenses	806,491	606,156
Total	1,623,440	1,461,499
Less long-term accrued expenses	582,953	350,178
Accrued expenses current	$1,040,487	$1,111,321

Other long-term liabilities includes the long-term portion of rent obligations associated with the Company’s leases at certain locations.

NOTE H - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

	Years Ended June 30,
	2010	2009
Deferred tax asset:
Stock based compensation	$33,382	$33,382
Allowance for doubtful accounts	1,140,871	923,625
Depreciation	395,790	236,401
Difference between book and tax bases of
intangible assets	855,786	1,030,515
Credits	210,186	198,936
Operating loss carryforward	150,103	403,120
Other	4,871	--
Gross deferred tax asset	$2,790,989	$2,825,979
Less valuation allowance	(150,103)	--
Net deferred tax asset	$2,640,886	$2,825,979

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE H - INCOME TAXES  (CONTINUED)

These amounts are shown on the accompanying consolidated balance sheets as follows:

Years Ended June 30,
2010	2009

Net deferred tax asset:	$1,145,742	$923,625
Current portion	1,495,144	1,902,354
Long-term portion	$2,640,886	$2,825,979

The components of the income tax provision (benefit) for the years ended June 30, 2010 and 2009 are as follows:
	2010	2009
Current
Federal	$313,232	$--
State	607,775	425,557
	921,007	425,557
Deferred
Federal	330,222	(364,738)
State	(145,129)	4,945
	185,093	(359,793)

Income tax provision	$1,106,100	$65,764

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
Income tax provision at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	11.77	(29.12)
Non-deductible expenses	3.65	(11.45)
Change in valuation allowance	0.35	0.00
Prior year refunds	(8.49)	--
Other, net	2.49	(0.17)

Effective income tax rate	43.77%	(6.74%)

At June 30, 2010, the Company had utilized all federal operating loss carryforward’s and has approximately $2,500,000 state operating loss carryforwards remaining.  The Company has also generated Alternative Minimum Tax credits of approximately $210,000 which do not expire.  The Company’s state operating loss carryforwards are subject to review and possible adjustment by the state taxing authorities.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  At June 30, 2010, the Company established an allowance of approximately $150,000 on the deferred tax asset derived from Pivotal, the research operations sold in fiscal 2009, as this asset relates to Arizona where the Company is no longer doing business.  The amount of the deferred tax asset not associated with Pivotal is considered realizable; however, such amount could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE H - INCOME TAXES  (CONTINUED)

The Company adopted certain provisions of ASC 740 - Income Taxes on July 1, 2007 as it relates to uncertain tax positions.  As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2010, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2006-2009 remain open to examination by the major taxing authorities to which the Company is subject.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through May 2018.  Rent expense for the years ended June 30, 2010 and 2009 was $3,650,278 and $3,811,374, respectively.  Rent expense includes certain short-term rentals.  Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2010 are as follows:

Year Ending
June 30,	Amount

2011	$ 3,221,360
2012	3,257,714
2013	2,846,856
2014	2,679,400
2015	2,396,270
Thereafter	7,658,536
$ 22,060,136

Litigation:

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee reached binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company initiated.  During the quarter ended March 31, 2010, the Michigan Court of Appeals denied the appeal.  The Company has now filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expect a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying balance sheet.

Additionally, the Company is subject to various claims and legal action that arise in the ordinary course of business.  In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

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
June 30, 2010

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

Stock Plans

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors’ stock option plan, and three expired plans, the 1993 Employee and Directors Stock Option plan, the 1995 Non-employee Directors’ stock option plan and the 1995 Employee Stock Purchase Plan.

The stock option plan, dated December 2003 and expiring in December 2013, as amended in October 2007, provides for the issuance of a maximum of 1,900,000 shares of Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company.  Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.  As of June 30, 2010, 1,682,500 options were granted under this plan, of which 466,313 expired leaving 683,813 options available for grant under this plan.

On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the “Plan”), which became effective February 1, 1996.  The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period to encourage stock ownership by all eligible employees.  The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan.  Before its expiration on October 18, 2005, 157,034 shares were issued under the plan.  On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan.  A maximum of 500,000 shares may be issued under the January 2006 plan (the “2006 Plan”).  The new plan is identical to the old plan and expires on January 31, 2016.  As of June 30, 2010, 57,855 shares have been issued under this plan.  During fiscal 2008 the Board of Directors authorized a new offering for a six month contribution term instead of the former one year term.  At June 30, 2010 there were 442,145 shares available for issue under the 2006 Plan.

The non-employee directors’ stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Through June 30, 2005, options for 145,500 shares were granted under the 1995 plan.  This plan expired in August 2005 and, in January 2005, the shareholders voted to approve a new non-employee directors’ stock plan.  The new plan is identical to the plan it replaced.  Under the new plan, a maximum of 350,000 shares may be issued.  As of June 30, 2010, a total of 340,000 options were issued under the new plan.  On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options.  Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  The new plan will expire in January 2015, ten years from the date of shareholder approval.  At June 30, 2010, there were 10,000 options available for grant under this plan.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following activity in its stock option plans for fiscal 2010 and 2009:
	Number		Weighted-Average
	of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding balance – June 30, 2008	1,247,000	$2.17
Granted	428,750	1.31
Exercised	(28,000)	1.03		$20,760
Expired	(103,500)	1.72
Outstanding balance – June 30, 2009	1,544,250	1.98
Granted	235,000	1.09
Exercised	(2,000)	0.81		$680
Expired	(218,750)	1.70
Outstanding balance – June 30, 2010	1,558,500	1.89	3.51 years	$69,660
Exercisable at June 30, 2010	1,189,372	2.01	3.02 years	$58,773

Exercisable at June 30, 2009	985,059	$2.07	3.01 years	$100,683

As of June 30, 2010, there was $202,164 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans.  This cost is expected to be recognized over the next three years.

In addition to the outstanding options under the Company’s stock plans, the Company has the following warrants outstanding at June 30, 2010:

Date of		Number of	Exercise Price	Expiration
Issuance	Description	Shares	Per Share	Date

06/13/2007	Warrants issued in conjunction with long-term debt
	transaction, $456,880 recorded as deferred financing costs	250,000	$3.09	June 2017
09/01/2007	Warrants issued for consulting services $7,400 charged to professional fees	6,000	$3.50	Sept 2012
10/01/2007	Warrants issued for consulting services $6,268 charged to professional fees	6,000	$3.50	Oct 2012
11/01/2007	Warrants issued for consulting services $6,013 charged to professional fees	6,000	$3.50	Nov 2012
12/01/2007	Warrants issued for consulting services $6,216 charged to professional fees	6,000	$3.50	Dec 2012
01/01/2008	Warrants issued for consulting services $7,048 charged to professional fees	6,000	$3.50	Jan 2013
02/01/2008	Warrants issued for consulting services $5,222 charged to professional fees	6,000	$3.50	Feb 2013
03/01/2008	Warrants issued for consulting services $6,216 charged to professional fees	6,000	$3.50	Mar 2013
04/01/2008	Warrants issued for consulting services $5,931 charged to professional fees	6,000	$3.50	Apr 2013
05/01/2008	Warrants issued for consulting services $6,420 charged to professional fees	6,000	$3.50	May 2013
06/01/2008	Warrants issued for consulting services $6,215 charged to professional fees	6,000	$3.50	June 2013
07/01/2008	Warrants issued for consulting services $5,458 charged to professional fees	6,000	$3.50	Jul 2013
08/01/2008	Warrants issued for consulting services $4,914 charged to professional fees	6,000	$3.50	Aug 2013
09/01/2008	Warrants issued for consulting services $5,776 charged to professional fees	6,000	$3.50	Sep 2013
10/01/2008	Warrants issued for consulting services $2,603 charged to professional fees	3,000	$3.50	Oct 2013
11/01/2008	Warrants issued for consulting services $1,772 charged to professional fees	3,000	$3.50	Nov 2013
12/01/2008	Warrants issued for consulting services $780 charged to professional fees	3,000	$3.50	Dec 2013
01/01/2009	Warrants issued for consulting services $725 charged to professional fees	3,000	$3.50	Jan 2014
02/01/2009	Warrants issued for consulting services $639 charged to Professional fees	3,000	$3.50	Feb 2014

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE J – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following warrant activity during fiscal 2010 and 2009:

Outstanding balance – June 30, 2008	310,000
Warrants issued	33,000
Exercised	--
Expired	--
Outstanding balance – June 30, 2009	343,000
Warrants issued	--
Exercised	--
Expired	--
Outstanding balance – June 30, 2010	343,000

During fiscal 2009, the Company issued warrants to purchase 33,000 shares of Class A common stock as part of a consulting agreement for marketing services.  The fair value of these warrants of $22,667 was recorded as professional fees when each warrant was issued as reflected in the table above.  No warrants were issued in fiscal 2010.

During the fiscal year ended June 30, 2010, the Company acquired 414,057 shares of Class A common stock for $467,700 under Board approved plans.

NOTE K - BUSINESS SEGMENT INFORMATION

	Behavioral
	Health
	Treatment	Discontinued	Contract	Administrative
	Services	Operations	Services	Services	Eliminations	Total
For the year ended
June 30, 2010
Revenues - external
customers	$49,647,395	$--	$3,429,831	$--	$--	$53,077,226
Revenues–
intersegment	4,002,558	--	--	4,999,992	(9,002,550)	--
Segment net income
(loss)	6,607,215	--	465,297	(5,652,850)	--	1,419,662
Total assets	16,214,982	--	630,558	8,361,913	--	25,207,453
Capital expenditures	630,867	--	19,128	101,848	--	751,843
Depreciation &
amortization	827,811	--	79,835	248,923	--	1,156,569
Goodwill	969,098	--	--	--	--	969,098
Interest expense	161,065	--	--	165,517	--	326,582
Net income (loss) from
equity method
investments	4,484	--	--	13,078	--	17,562
Equity from equity
method investments	33,528	--	--	--	--	33,528
Income tax expense	--	--	--	1,106,100	--	1,106,100

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE K - BUSINESS SEGMENT INFORMATION (CONTINUED)
	Behavioral
	Health
	Treatment	Discontinued	Contract	Administrative
	Services	Operations	Services	Services	Eliminations	Total
For the year ended
June 30, 2009
Revenues-external
customers	$42,599,963	$--	$3,811,056	$--	$--	$46,411,019
Revenues–
intersegment	3,065,600	--	--	5,358,800	(8,424,400)	--
Segment net income
(loss)	2,634,421	(1,412,633)	795,345	(4,471,141)	--	(2,454,008)
Total assets	13,010,748	--	478,925	9,202,320	--	22,691,993
Capital expenditures	1,289,381	--	5,092	11,843	--	1,306,316
Depreciation &
amortization	927,151	--	100,928	205,567	--	1,233,646
Goodwill	969,098	--	--	--	--	969,098
Interest expense	191,062	--	20	261,125	--	452,207
Net income (loss) from
equity method
investments	8,032	--	--	(1,131)	--	6,901
Equity from equity
method investments	53,340	--	--	--	--	53,340
Income tax expense	$--	$--	$--	$65,764	$--	$65,764

All revenues from contract services provided for the treatment services segment and treatment services provided to other facilities included in the treatment services segment are eliminated in the consolidation and shown on the table above under the heading “Revenues intersegment”.

NOTE L – QUARTERLY INFORMATION (Unaudited)

The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2010 and 2009.
2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$12,647,428	$12,864,563	$13,532,174	$14,033,061
Income from operations	355,898	513,705	781,440	921,704
Provision for income taxes	133,431	248,619	289,031	435,019
Net income available to common
shareholders	223,604	288,239	469,172	438,647

Basic net income per common share	$0.01	$0.01	$0.02	$0.02

Basic weighted average number of
shares outstanding	19,997,549	19,800,509	19,762,241	19,692,391

Fully diluted net income per common
share	$0.01	$0.01	$0.02	$0.02

Fully diluted weighted average number
of shares outstanding	20,141,989	19,855,419	19,861,449	19,766,855

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

NOTE L – QUARTERLY INFORMATION (Unaudited)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$11,691,905	$11,020,316	$12,006,169	$11,692,629
Income (loss) from operations	(434,819)	(843,215)	97,540	381,661
Income (loss) from continuing operations	(394,919)	(403,793)	7,388	(250,051)
Income (loss) from discontinued operations	62,216	(1,312,280)	(159,031)	(3,538)
Provision for (benefit from) income taxes	(39,419)	(466,634)	4,680	567,137
Net income (loss) available to common
shareholders	(332,703)	(1,716,073)	(151,643)	(253,589)

Basic net income (loss) per common share
Continuing operations	($0.02)	($0.02)	$0.00	($0.01)
Discontinued operations	$0.00	($0.07)	($0.01)	$0.00
Income (loss)	($0.02)	($0.09)	($0.01)	($0.01)

Basic weighted average number of
shares outstanding	20,178,087	20,131,080	20,017,703	20,033,007

Fully diluted net income (loss) per common share
Continuing operations	($0.02)	($0.02)	$0.00	($0.01)
Discontinued operations	$0.00	($0.07)	($0.01)	$0.00
Income (loss)	($0.02)	($0.09)	($0.01)	($0.01)

Fully diluted weighted average number of
shares outstanding	20,178,087	20,131,080	20,017,703	20,033,007

NOTE M – DISCONTINUED OPERATIONS

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

The following table summarizes the discontinued operations for the periods presented:

For the year ended
June 30, 2009
Revenue	$2,364,969
Gain on sale of assets	161,418
Operating expenses	4,828,266
Loss before taxes	(2,301,879)
Income tax benefit	(889,246)

Net loss from
discontinued operations	$(1,412,633)

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010

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

Both individuals are brothers of Bruce A. Shear, the Company’s CEO and President of the Board of Directors.  All $275,000 was paid in full in March 2009 including $1,447 in interest.

There were no related party transactions during the fiscal year ended June 30, 2010.

NOTE O – EMPLOYEE RETIREMENT PLAN

The PHC 401 (k) RETIREMENT SAVINGS PLAN   (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code.  All eligible employees over the age of 21 may begin contributing on the first day of the month following their completion of two full months of employment or any time thereafter.  Eligible employees can make pretax contributions up to the maximum allowable by Code Sections 401(k).  The Company may make matching contributions equal to a discretionary percentage of the employee’s salary reductions, to be determined by the Company.  During the years ended June 30, 2010 and 2009, the Company made no matching contributions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management conducted an evaluation of the design and operations of our internal control over financial reporting as of June 30, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of June 30, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits a smaller reporting company to provide only management’s report in their annual report.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company as of the date of the Company’s Annual Report on Form 10-K are as follows:

Name	Age	Position
Bruce A. Shear	55	Director, President and Chief Executive Officer
Robert H. Boswell	62	Senior Vice President
Paula C. Wurts	61	Treasurer, Chief Financial Officer and Clerk
Donald E. Robar (1)(2)(3)	73	Director
Howard W. Phillips	80	Director
William F. Grieco (1)(2)(3)	56	Director
David E. Dangerfield (1)(3)	69	Director
Douglas J. Smith	62	Director

(1)      Member of Audit Committee.
(2)      Member of Compensation Committee.
(3)      Member of the Nominating/Corporate Governance Committee.

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

The Board of Directors has concluded, based on Mr. Shear’s business and financial expertise, senior management experience and education that he should serve as the CEO and Chairman of the Board of Directors of the Company.

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

The Board of Directors has concluded that based on Mr. Robar’s experience and education in the Behavioral Health field that he should serve as a Director of the Company,

HOWARD W. PHILLIPS has served as a Director of the Company since August 1996 and has been employed by the Company as a public relations specialist since August 1995.  From 1982 until 1995, Mr. Phillips was the Director of Corporate Finance for D.H. Blair Investment Corp.  From 1969 until 1981, Mr. Phillips was associated with Oppenheimer & Co. where he was a partner and Director of Corporate Finance.

The Board of Directors has concluded that based on Mr. Phillips business and finance expertise that he should serve as a Director of the Company.

WILLIAM F. GRIECO has served as a Director of the Company since February 1997.  Since 2008, Mr. Grieco has served as the Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization servicing healthcare, science and technology companies.  From 2003 to 2008 he served as Senior Vice President and General Counsel of American Science and Engineering, Inc., an x-ray inspection technology company.  From 2001 to 2002, he served as Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology company.  Previously, from 1995 to 1999, he was Senior Vice President and General Counsel for Fresenius Medical Care North America.  Prior to that, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm.  Mr. Grieco received a B.S. from Boston College in 1975, an M.S. in Health Policy and Management from Harvard University in 1978 and a J.D. from Boston College Law School in 1981.

The Board of Directors concluded that based on Mr. Grieco’s legal and healthcare expertise, senior management, business experience and education that he should serve as a Director of the Company.

DAVID E. DANGERFIELD has served as a Director of the Company since December 2001.  He formerly served as the Chief Executive Officer for Valley Mental Health in Salt Lake City, Utah from 1977-2007.  Since 1974, he has been a partner for Professional Training Associates (PTA).  In 1989, he became a consultant across the nation for managed mental health care and the enhancement of mental health delivery services.  David Dangerfield served for a number of years as a Board member of the Mental Health Risk Retention Group and Utah Alliance for the Mentally Ill, an advocacy organization of family and friends of the mentally ill, which are privately held corporations, and the Utah Hospital Association, which is a trade organization in Utah.  Dr. Dangerfield graduated from the University of Utah in 1972 with a Doctorate of Social Work after receiving his Masters of Social Work from the University in 1967.  He currently serves as CEO, President and Chairman of the Board  of Avalon Health Care, Inc. (AHC).  AHC is a multi-state, post-acute health care provider in senior care operating nursing homes, assisted living, rehabilitation and hospice services.

The Board of Directors concluded that based on Dr. Dangerfield’s business and finance expertise, senior management experience, service as a director for other healthcare organizations and education that he should serve as a Director of the Company.

DOUGLAS J. SMITH has served as a Director of the Company since January 2010.  Currently retired, he was employed for 41 years with Union Pacific Railroad Company.  He held numerous positions with the Company, the last position being the Assistant Vice President of Labor Relations.  For nine years he was responsible for Employee Assistance and Peer Support Programs in addition to Health Systems.  Mr. Smith has a Bachelor of Arts from the University of Wyoming and a Masters of Business Administration from the University of Nebraska at Omaha.

The Board of Directors concluded that based on Mr. Smith’s business expertise and senior management experience that he should serve as a Director of the Company.

None of the Company’s Directors have been involved in any litigation within the last ten years that was or could be considered material to an evaluation of the ability or integrity of the director or director nominee.

Board Leadership Structure

The Board includes a combined role of Chief Executive officer and Chairman of the Board.  This dual role serves to maintain continuity in our strategic direction day-to-day leadership and the performance of the company as the Chief Executive Officer and provides a constant information flow to the Board regarding day-to-day operations and overall performance of the Company.  The Board does not currently have an appointed Lead Independent Director; however, the Board is considering the value this position might add to its operations.

Our Board of Directors is composed of four (4) independent directors and two (2) directors who are employees of the Company.  All of our directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprise and are familiar with board processes.  For additional information about the backgrounds and qualifications of our directors, see the Biographies of Directors in this annual report.

BOARD'S ROLE IN RISK OVERSIGHT

The Company has a risk management program that engages the Company’s management/leadership and Board.  The Board regularly reviews information and reports from members of senior management on areas of material risk, including operational, financial, legal and regulatory, and strategic and reputational risks.  The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements.  The Audit Committee oversees management of operational, financial, legal, and regulatory risks.  The Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

The full Board provides additional risk oversight in numerous ways, including but not limited to the following:

▪
Annually, prior to its approval of the annual budget and long-term plan, the Board reviews the potential risks which could negatively impact the proposed budget and plan.  This review includes the types of risks, as well as pessimistic and worst case scenarios should the identified risks be realized.

▪	Prior to approving any significant investment or divestiture actions by the Company, the Board reviews a proposal identifying the rationale and risks involved in such action.
▪	The Board regularly receives written reports covering environmental, legal, and human resources matters from key management personnel directly and through the CEO.
▪
The full Board also engages in periodic discussions regarding risks with our Chief Executive Officer, Chief Financial Officer, General Counsel and other company officers as well as outside experts, as it deems appropriate.

Management endeavors to keep the Board fully apprised of risks facing the Company and believe that our directors provide effective oversight of the risk management function.  We believe the Board’s risk oversight function allows our directors to make well-informed decisions and increases the effectiveness of the Company’s leadership structure.

Meetings of the Board of Directors

During fiscal 2010, the Board of Directors held a total of four meetings, three in person and one telephonically,  and took action by written consent two times.  Each director attended all of the meetings of the Board and committees of the Board on which such director served.

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
o
The accountant’s qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and financial disclosures and how aggressive (or conservative) the accounting principles and underlying estimates are.

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

During fiscal 2010, the Audit Committee consisted of Dr. David Dangerfield, Dr. Donald Robar and Mr. William Grieco.  As required by the SEC, all members of the audit committee are “independent” as such term is defined pursuant to applicable SEC rules and regulations and as required under NYSE Amex listing standard Section 121.  Dr. Dangerfield serves as the chairman and is the audit committee financial expert.  The Company reviewed Dr. Dangerfield’s extensive experience managing the budget and operations for large Behavioral Healthcare organizations and determined that this industry experience qualifies him to act as the financial expert in accordance with SEC requirements.  During fiscal 2010, the Audit Committee met telephonically six times.  All of the committee members attended the meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established in October 2005.  This committee is appointed by the Board of Directors for the purpose of (i) identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company’s stockholders, and (ii) developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company.  The Nominating and Corporate Governance Committee consists of Dr. David Dangerfield, Dr. Donald Robar and Mr. William Grieco.  All members of the Nominating and Corporate Governance Committee are independent as required under NYSE Amex listing standards.

The Nominating and Corporate Governance Committee periodically reviews director independence under the standards set forth in its Charter.  During this review, the Nominating and Corporate Governance Committee considers existing and then-proposed transactions and relationships between each director or member of that director's immediate family and the Company and its subsidiaries and affiliates. The Board also examines existing and proposed transactions and relationships between directors or their affiliates and members of the Company's senior management or their affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent.

As a result of their review, the Nominating and Corporate Governance Committee affirmatively determined that as of June 30, 2010 the following Directors have no material relationship with the Company, other than as directors of the Company, and are independent:

Donald E. Robar
William F. Grieco
David E. Dangerfield
Douglas J. Smith

 Compensation Committee

The Board of Directors has appointed the members of the Compensation Committee to review and approve officer’s compensation, formulate bonuses for management and administer the Company’s equity compensation plans.  The Compensation Committee is a chartered committee made up of independent members of the Board of Directors.  During fiscal 2010 the Compensation Committee consisted of Dr. Donald Robar and Mr. William Grieco.  Both members of the Compensation Committee are independent as required under NYSE Amex listing standards.  The Compensation Committee met three times during fiscal 2010, twice telephonically and once in person.  Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

Based on the review of the filings and written representations from the Company’s directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year were filed, however, each of the officers and directors below did not timely file a Form 4 relating to the expiration of stock options.

Bruce A. Shear	Howard Phillips

The expiration of the stock options were reported on the Form 5’s filed August 30, 2010.

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

The members of our Compensation Committee during fiscal 2010 were Donald Robar and William Grieco.  Each current member of our Compensation Committee is an independent, non-employee director.  During fiscal 2010, the Compensation Committee met three times, twice telephonically and once in person.

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

Compensation Committee

Donald E. Robar
William F. Grieco

Elements of Executive Compensation

Compensation for our Named Executive Officers generally consists of the following elements:
(1)	base salary;
(2)	cash bonuses;
(3)	stock-based awards;
(4)	health, dental and life insurance and disability and retirement plans; and
(5)	severance and change-in-control arrangements.

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

Bonuses

 Bonuses are based on actual corporate and individual performances compared to targeted performance criteria and various subjective performance criteria.  Targeted financial performance for the Company is set annually by the compensation committee for each fiscal quarter.  In considering bonuses, the Compensation Committee does not rely on a formula that assigns a pre-determined value to each of the criteria, but instead evaluates each executive officer’s contribution in light of all relevant criteria.  Individual performance targets are used less frequently but may include completion of specific projects.  There were no individual performance targets specified in the prior or current fiscal years meetings of the compensation committee.

Stock Based Awards

Compensation for executive officers also includes the long-term incentives afforded by stock options and other equity-based awards.  Our stock option program is designed to align the long-term interests of our employees and our stockholders and assist in the retention of executives.  The size of stock-based awards is generally intended to reflect the executive’s position and the executive’s expected contributions.  Although some awards may be provided as part of the hiring agreement of new executives, in general these stock-based awards follow the same benchmarks as the executive bonus element of the Named Executive Officer’s compensation.  Options are generally granted with installment-vesting over a period of three years.

Because of the direct relationship between the value of an option and the market price of our common stock, the compensation committee believes that stock options are an effective method of motivating the Named Executive Officers to manage our Company in a manner that is consistent with the interests of our Company and our Stockholders.

In addition, the Named Executive Officers are also eligible to participate in the Company’s Employee Stock purchase plan as long as all other criteria of the plan are met.

Insurance and Other Employee Benefits

We maintain insurance benefits for all employees that include health, dental and life insurance.  The Company bears one hundred percent of the cost of these benefits for the Named Executive Officers.  In addition, the Company provides a company vehicle or an auto allowance, additional supplemental life insurance and other supplemental taxable fringe benefits for the Named Executive Officers.  In addition, the Company provides a disability pool for the Named Executive Officers based on the number of years of service.  The number of days of pay under the disability plan increases incrementally until it reaches a maximum accrual of 730 days.  This disability pool has no cash value and is not payable upon termination of employment.  The Company also provides an Executive Retirement plan, which allows for the use of the accrued disability plan bank to be distributed as an annuity over a four year period at the Named Executive Officer’s retirement providing the minimum term of employment of twenty years of service has been met.  For the fiscal year ended June 30, 2010, no accrual has been made for this retirement plan as each of the Named Executive Officers have waived their right to the retirement plan based on the Company’s financial position at the time that the plan was approved.

Severance and Change-in-Control Arrangement

The Company has not entered into any severance agreements with any of the Named Executive Officers; however, compensation for the named executive officers does include change-in-control arrangements.  These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly situated officers and in a manner we believe is likely to attract and retain high quality executive talent.  The arrangement calls for the Named Executive Officers, in the event of a change in control, to receive payment of their average annual salary for the past five years times a multiplier based on their number of years of service in the position at the effective date as shown below.

		Amount at
Name and position	Multiplier	June 30, 2010

Bruce A. Shear, Chief Executive Officer	2.99	$1,319,645
Robert H. Boswell, Senior Vice President	2.00	397,490
Paula C. Wurts, Chief Financial Officer	2.00	343,102

Changes in Executive Compensation for Fiscal 2010

In September 2009, the Compensation Committee met to discuss the compensation of the Named Executive Officers.  The meeting resulted in a proposal to the Board of Directors in light of current economic conditions to hold base salaries and the net earnings targets for the Named Executive Officers the same for fiscal 2010 as fiscal 2009. The Board of Directors accepted the proposals of the Committee and no changes were made.  Due to depressed economic conditions, a 10% decrease in salaries was effected for the Named Executive Officers for the last two quarters of fiscal 2009 and although bonus and stock-based compensation targets were available no targets were met during fiscal 2009 or 2010.

Accounting for Executive Compensation

We account for equity based compensation paid to our employees under the rules of FASB ASC 718, which requires us to measure and record an expense over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers.  The Company owns and is the beneficiary on a $1,000,000 key-man life insurance policy on the life of Bruce A. Shear.

Three executive officers of the Company received compensation in the 2010 fiscal year, which exceeded $100,000.  The following table sets forth the compensation paid or accrued by the Company for services rendered to these Named Executive Officers in fiscal year 2010, 2009 and 2008:

Summary Compensation Table
Name and				Options	All Others
Principal Position	Year	Salary	Bonus	Awards (10)	Compensation	Total
		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Bruce A. Shear	2010	$468,369	$49,000	$17,199	$22,719 (1)	$557,287
President and Chief	2009	$453,846	$--	$42,648	$13,685 (2)	$510,179
Executive Officer	2008	$470,077	$60,000	$69,300	$24,312 (3)	$623,689

Robert H. Boswell	2010	$208,385	$17,000	$14,332	$14,466 (4)	$254,183
Senior Vice President	2009	$201,923	$--	$15,284	$14,001 (5)	$231,208
	2008	$210,000	$26,000	$34,650	$14,898 (6)	$285,548

Paula C. Wurts	2010	$179,608	$17,000	$14,332	$13,662 (7)	$224,602
Chief Financial Officer,	2009	$174,039	$--	$15,284	$13,268 (8)	$202,591
Treasurer and Clerk	2008	$181,000	$26,000	$34,650	$13,503 (9)	$255,153
*  The named executive officers forfeited 95,000 stock options during the fiscal year ended June 30, 2010 as the current stock price was less than the option exercise price.  For information regarding the assumptions used to value these stock options, see “Note A THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Stock-based compensation” in the financial statements included in this report.

(1)
This amount represents $9,837 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Shear, $3,520 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear and $9,362 in personal use of a Company car held by Mr. Shear.

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

(5)	This amount represents a $6,000 automobile allowance and $8,466 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell.

(6)
This amount represents a $6,000 automobile allowance, $8,001 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell and $897 in benefit derived from the purchase of shares through the employee stock purchase plan.

(7)
This amount represents a $4,800 automobile allowance, $8,268 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Ms. Wurts and, $594 in benefit derived from the purchase of shares through the employee stock purchase plan.

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

(10)	These amounts represent the aggregate grant date fair value of stock option awards granted during the fiscal year.

All bonus amounts listed  for 2010 in the above table were accrued but unpaid at June 30, 2010.

COMPENSATION OF DIRECTORS

Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive a $10,000 stipend per year and $2,500 for each Board meeting they attend. The Audit Committee Chairperson receives an annual stipend of $5,000, members of the audit committee receive an annual stipend of $3,000 and compensation committee and nominating/governance committee members receive an annual stipend of $2,000.  In addition, Directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan").  The following table presents Director compensation for the fiscal year ended June 30, 2010.

DIRECTOR COMPENSATION
	Fees Earned or		All Other
Name	Paid in Cash	Option Awards	Compensation	Total
	($)	($)	($)	($)
(a)	(b)	(d)(1)	(g)	(h)
Donald Robar	$26,825	$15,526	$--	$42,351
William Grieco	$26,825	$15,526	$--	$42,351
David Dangerfield	$26,825	$15,526	$--	$42,351
Douglas J. Smith	$7,500	$--	$--	$7,500
Howard W. Phillips (2)	$--	$17,511	$30,031	$47,542

(1)	These amounts represent the aggregate grant date fair value of stock option awards granted during the fiscal year.

(2)	Mr. Phillips is an employee of the Company, serving as a Public Relations Specialist. Other than his salary as an employee, he receives no additional compensation as a director.

As of June 30, 2010, each member of the Board of Directors had the following options outstanding:  Donald Robar, 185,000 (148,125 vested); William Grieco, 187,000 (150,125 vested); David Dangerfield, 127,500 (90,625 vested); and, Howard Phillips, 127,500 (83,125 vested).  Douglas Smith, a new member of the board, did not have any options at June 30, 2010.

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, the Compensation Committee consisted of Mr. Donald Robar and Mr. William Grieco, neither of whom was an officer or employee of the Company during the 2010 fiscal year.  Mr. Robar served as the Company’s Treasurer from February 1996 until April 2000.  During the 2010 fiscal year, none of our executive officers served on our Compensation Committee (or equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

OPTION PLANS

Stock Plan

The Board of Directors adopted the Company’s first stock option plan on August 26, 1993.  This stock option plan has expired; however, options to purchase 55,000 shares remain outstanding under the plan.  On September 22, 2003, the Board of Directors adopted the Company’s current stock option plan and the stockholders of the Company approved the plan on December 31, 2003.   The Stock Plan, as amended, provides for the issuance of a maximum of 1,900,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

During the fiscal year ended June 30, 2010, the Company issued additional options to purchase 175,000 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $1.08 to $1.24.  Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

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

 A total of 157,034 shares of Class A Common Stock were issued under the 1995 plan before its expiration and 57,855 shares have been issued under the 2005 plan.  A total of 24,974 shares were issued in the two offerings during the fiscal year ended June 30, 2010.  The next offering is scheduled to begin September 1, 2010.

Non-Employee Director Stock Option Plan

The non-employee directors’ stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board.  This plan expired in August 2005.  Before its expiration, options to purchase 145,500 shares were granted under the plan.  In January 2005, the shareholders voted to approve a new non-employee directors’ stock plan.  The new plan is identical to the plan it replaced.  Under the new plan a maximum of 350,000 shares may be issued.  On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options.  Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  The new plan will expire in January 2015, ten years from the date of shareholder approval.  As of June 30, 2010, 340,000 options have been issued under the plan.

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

Options Exercised

During the fiscal year ended June 30, 2010, a total of 2,000 options were exercised under the plans at an option price of $0.81.

The following table provides information about options granted to the named executive officers during fiscal 2010 under the Company’s Stock Option Plan.

	GRANTS OF PLAN-BASED AWARDS

		All Other Option
		Awards Number of		Grant Date Fair
		Securities	Exercise or Base	Value of Stock
		Underlying	Price of Option	and Option
Name	Grant Date	Options	Awards	Awards
		(#)	($/Share)*
(a)	(b)	(j)	(k)	(l)

Bruce A. Shear	12/14/2009	15,000	$1.08	$8,599
	12/14/2009	15,000	$1.08	$8,599

Robert H. Boswell	12/14/2009	25,000	$1.08	$14,332

Paula C. Wurts	12/14/2009	25,000	$1.08	$14,332

These options were approved for issue by the board separate from the established Executive bonus plan.  None of the targets were met based on the Company’s performance in fiscal 2010.  The options issued were 25% vested when issued and vest 25% on each of the next three anniversary dates of the grant and expire after five years.  The Company utilized the Black-Scholes valuation model for estimating the Grant Date Value with no adjustments for non-transferability or risk of forfeiture.  The assumptions used are as follows:

December 14, 2009

Risk free interest rate	2.30%
Expected dividend yield	--
Expected lives	5
Expected volatility	60.66%

The following table provides information about options outstanding, held by the Named Executive Officers at the end of fiscal 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option		Option
	Unexercised	Unexercised	Exercise		Expiration
Name	Options	Options	Price		Date
	(#)	(#)	($)
	Exercisable	Unexercisable
(a)	(b)	(c)	(e)		(f)
Bruce A. Shear	15,000 75,000 15,000 15,000 11,250 15,000 15,000 50,000 10,000 3,750 3,750	-- -- -- -- 3,750 (1) 5,000 (2) 5,000 (3) -- 10,000 (4) 11,250 (5) 11,250 (5)	$ $ $ $ $ $ $ $ $ $ $	2.68 2.68 2.20 2.06 2.95 2.90 2.75 1.25 1.20 1.08 1.08	09/20/2010 09/20/2010 05/22/2011 10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014 12/14/2014 12/14/2014
Robert H. Boswell	20,000 1,250 7,500 7,500 5,625 7,500 7,500 15,000 5,000 6,250	-- -- -- -- 1,875(1) 2,500(2) 2,500 (3) -- 5,000 (4) 18,750 (5)	$ $ $ $ $ $ $ $ $ $	2.73 1.95 2.20 2.95 2.06 2.90 2.75 1.25 1.20 1.08	09/22/2010 02/16/2011 05/22/2011 10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014 12/14/2014
Paula C. Wurts	20,000 7,500 7,500 5,625 7,500 7,500 15,000 5,000 6,250	-- -- -- 1,875(1) 2,500(2) 2,500 (3) -- 5,000(4) 18,750 (5)	$ $ $ $ $ $ $ $ $	2.73 2.20 2.95 2.06 2.90 2.75 1.25 1.20 1.08	09/22/2010 05/22/2011 10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014 12/14/2014

(1)	The additional 7,500 unvested options will vest 10/31/2011.
(2)	The additional 10,000 unvested options will vest 11/14/2011.
(3)	The additional 10, 000 unvested options will vest 2/18/2012.

(4)	The additional 20,000 unvested options will vest 10,000 on 6/15/2012 and 10,000 on 6/15/2013.
(5)	The additional 60,000 unvested options will vest 20,000 on 12/14/2011; 20,000 on 12/14/2012; and, 20,000 12/14/2013.

OPTIONS EXERCISED AND STOCK VESTED

There were no options exercised or stock vested held by the named executive officers in the fiscal year ended June 30, 2010.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of shares of the Company’s Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of August 15, 2010 by each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, each director of the Company, each of the Named Executive Officers and all directors and officers of the Company as a group.  Shares of common stock subject to stock options vesting on or before October 14, 2010 (within 60 days of August 15, 2010) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.  Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  In preparing the following table, the Company has relied on the information furnished by the persons listed below:

Beneficial Owners 5%
	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Ownership (11)	Class
Class A Common Stock	Marathon Capital Mgmt, LLC 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	1,879,900	10.0%
	Camden Partners Capital Management LLC 500 East Pratt Street, Suite 1200 Baltimore, MD 21202	1,365,428	7.3%
	RENN Capital Group 8080 N. Central Expy, Suite 210 LB 59 Dallas, TX 75206	1,049,900	5.6%

Beneficial Ownership of Named Executive Officers and Directors
		Amount and Nature	Percent of
Title of Class	Name of Beneficial Owner	of Beneficial Ownership (11)	Class
Class A Common Stock	Bruce A. Shear	812,495(1)	4.3%
	Robert H. Boswell	284,182(2)	1.5%
	Paula C. Wurts	235,316(3)	1.3%
	Howard W. Phillips	236,875(4)	1.3%
	Donald E. Robar	204,792(5)	1.1%
	William F. Grieco	300,125(6)	1.6%
	David E. Dangerfield	120,565(7)	*
	Douglas J. Smith	--	--
	All Directors and Officers as a Group	2,194,350(8)	11.2%
	(8 persons)
Class B Common Stock (9)	Bruce A. Shear	721,259(10)	93.1%
	All Directors and Officers as a Group	721,259	93.1%
	(8 persons)

1.	Includes 232,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.08 to $2.95 per share.
2.	Includes 85,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $1.08 to $2.95 per share.
3.	Includes 83,750 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.08 to $2.95 per share.
4.	Includes 83,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $1.08 to $3.18 per share.
5.	Includes 148,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $.35 to $3.18 per share.
6.	Includes 150,125 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.22 to $3.18 per share.
7.	Includes 90,625 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.08 to $3.18 per share.
8.
Includes an aggregate of 873,250 shares of Class A Common Stock issuable pursuant to currently exercisable stock options.  Of those options, 80,000 have an exercise price of $3.18, 30,000 have an exercise price of $2.95 per share, 30,000 have an exercise price of $2.90 per share, 60,000 have an exercise price of $2.84 per share, 22,500 have an exercise price of $2.83 per share, 30,000 have an exercise price of $2.75 per share, 40,000 have an exercise price of $2.73 per share, 90,000 have an exercise price of $2.68 per share, 30,000 have an exercise price of $2.20 per share, 80,000 have an exercise price of $2.11 per share, 30,000 have an exercise price of $2.06 per share, 1,250 have an exercise price of $1.95 per share, 40,000 have an exercise price of $1.50 per share, 30,000 have an exercise price of $1.48 per share, 20,000 have an exercise price of $1.33 per share, 80.000 have an exercise price of $1.25 per share, 40,000 have an exercise price of $1.20 per share, 42,500 have an exercise price of $1.08 per share, 20,000 have an exercise price of $.75 per share, 20,000 have an exercise price of $.74 per share, 35,000 have an exercise price of $.55 per share, 20,000 have an exercise price of $.35 per share and 2,000 have an exercise price of $.22 per share.

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

Based on the number of shares listed under the column headed “Amount and Nature of Beneficial Ownership,” the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of August 15, 2010:

Bruce A. Shear	19.33%
All Directors and Officers as a Group (8 persons)	24.68%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS as of JUNE 30, 2010

	(a)	(b)	( c)
			Number of
			securities
			remaining
			available for
			future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
PLAN	warrants and rights	and rights	in column (a))

1993 Option plan	55,000	$0.62	--
2003 Option plan	1,111,500	$1.96	683,813
2006 Employee stock Purchase plan	--	$0.00	442,145
1995 Director plan	62,000	$0.79	--
2005 Director plan	330,000	$2.08	10,000

Total Shares and Options authorized	1,558,500	$1.89	1,135,958

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

In addition, during the fiscal 2009, the Company repurchased shares from beneficial owners of the Company as shown below:

	Number of
Related Party	Shares	Amount

Camden Partners Limited Partnership,
Camden Partners II Limited Partnership
and Camden Partners Capital Management, LLC	146,024	$235,098.64
First Quadrant Mercury, L.P.	53,976	86,901.36

Total	200,000	$322,000.00

There were no related party transactions in the current fiscal year or through the date of this report.

Before entering into any contract or agreement involving a related party the Board of Directors reviews and approves the transaction.  In the event one of the related parties is a member of the Board of Directors, that member of the Board recuses himself from participation in the discussion or approval of the transaction.

Item 14.  Principal Accountant Fees and Services

      INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table presents fees for professional audit services rendered for the Company’s annual financial statements and quarterly review services and other related services for the fiscal years ended June 30, 2010 and 2009:

	2010	2009
BDO USA, LLP
Audit fees:	$394,908	$342,585
Audit related fees:	--	5,000
Tax services*	30,000	15,000
All other fees	--	--
Total fees	$424,908	$362,585

* In addition to the above, firms other than the Company’s registered public accounting firm provide tax and other accounting services.

The amounts listed as “Audit fees” in the above table refers to fees directly related to the annual audit and quarterly review of financial statements and the amounts listed as “Audit related fees” refers to services such as the review of SEC comment letters.

The Company’s Audit Committee considered the non-audit services rendered by the Company’s independent registered public accounting firms during the two fiscal years presented and determined that such services were compatible with the firm's independence.

BDO USA, LLP does not directly or indirectly, operate, or supervise the operation of, the Company’s information systems or manage the Company’s local area network, nor did they design or implement a hardware or software system that aggregates source data underlying the financial statements of the Company or generates information that is significant to the Company’s financial statements taken as a whole.

The charter of the Audit Committee provides that the Audit Committee must pre-approve all auditing and non-auditing services to be provided by the independent registered public accounting firm.  In addition, any services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  All services shown in the table above were pre-approved by the Audit Committee.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1)	Consolidated Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm	39
Consolidated balance sheets	40
Consolidated statements of operations	41
Consolidated statements of changes in stockholders’ equity	42-43
Consolidated statements of cash flows	44-45
Notes to consolidated financial statements	46-66

2)	Financial Statement Schedules: All schedules are included in the consolidated financial statements and footnotes thereto.
(b)	Exhibits

Exhibit No.	Description

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

4.1
Equity Purchase Warrant to purchase 1% equity in Behavioral Health Online by and between PHC, Inc., and Heller Healthcare Finance dated December 18, 2000.  (Filed as exhibit 4.3 to the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission on September 26, 2001and hereby incorporated by reference.  Commission file number 0-22916).

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

Exhibit No.	Description

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

Exhibit No.	Description

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

21.1
List of Subsidiaries.  (Filed as exhibit 21.1 to the Company’s report on Form 10-K/A filed with the Securities and Exchange Commission on October 5, 2009 and hereby incorporated by reference.  Commission file number 0-22916)

*23.1	Consent of BDO USA, LLP, an independent registered public accounting firm.
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *    Filed herewith
     **  Management contract or compensatory plan

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHC, INC.

Date: September 24, 2010	By: /s/ BRUCE A. SHEAR
Bruce A. Shear, President
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ BRUCE A. SHEAR	President, Chief	September 24, 2010
Bruce A. Shear	Executive Officer and
Director (principal
executive officer)

/s/ PAULA C. WURTS	Chief Financial Officer,	September 24, 2010
Paula C. Wurts	Treasurer and Clerk
(principal financial
and accounting officer)

/s/ DONALD E. ROBAR	Director	September 24, 2010
Donald E. Robar

/s/ HOWARD W. PHILLIPS	Director	September 24, 2010
Howard W. Phillips

/s/ WILLIAM F. GRIECO	Director	September 24, 2010
William F. Grieco

/s/ DAVID E. DANGERFIELD	Director	September 24, 2010
David E. Dangerfield

/s/ DOUGLAS J. SMITH	Director	September 24, 2010
Douglas J. Smith