Form 10-Q
period 2010-09-30
PHC INC /MA/
filed 2010-11-10
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended September 30, 2010.

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
Yes  ____  No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of November 4, 2010:

Class A Common Stock	18,681,027
Class B Common Stock	775,021

PHC, Inc.

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3-10

	Condensed Consolidated Balance Sheets – September 30, 2010 and June 30, 2010	3
	Condensed Consolidated Statements of Income - Three months ended September 30, 2010 and September 30, 2009

	Condensed Consolidated Statements of Cash Flows– Three months ended September 30, 2010 and September 30, 2009

	Notes to Condensed Consolidated Financial Statements – September 30, 2010	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 6.	Exhibits	19

	Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,066,436	$4,540,278
Accounts receivable, net of allowance for doubtful accounts of $3,691,295 at September 30, 2010 and $3,002,323 at June 30, 2010	8,573,380	8,333,766
Prepaid expenses	589,836	490,662
Prepaid income taxes	95,808	--
Other receivables and advances	1,585,947	743,454
Deferred income tax asset – current	1,145,742	1,145,742
Total current assets	15,057,149	15,253,902
Restricted cash	512,197	512,197
Accounts receivable, non-current	33,472	17,548
Other receivables	61,122	58,169
Property and equipment, net	4,673,008	4,527,376
Deferred income tax asset – non-current	1,495,144	1,495,144
Deferred financing costs, net of amortization of $619,604 and $582,972 at September 30, 2010 and June 30, 2010	152,637	189,270
Goodwill	969,098	969,098
Other assets	2,146,798	2,184,749
Total assets	$25,100,625	$25,207,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540,218	$1,594,286
Current maturities of long-term debt	797,292	796,244
Revolving credit note	1,232,941	1,336,025
Current portion of obligations under capital leases	104,878	112,909
Accrued payroll, payroll taxes and benefits	1,605,472	2,152,724
Accrued expenses and other liabilities	1,093,297	1,040,487
Income taxes payable	--	23,991
Total current liabilities	6,374,098	7,056,666
Long-term debt, net of current maturities	205,059	292,282
Obligations under capital leases, net of current portion	--	19,558
Long-term accrued liabilities	642,081	582,953
Total liabilities	7,221,238	7,951,459

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized, 19,875,505 and 19,867,826 shares issued at September 30, 2010 and June 30, 2010, respectively	198,755	198,679
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,021 issued and outstanding at September 30, 2010 and June 30, 2010, each convertible into one share of Class A common stock	7,750	7,750
Additional paid-in capital	27,985,236	27,927,536
Treasury stock, 1,140,688 and 1,040,598 shares of Class A common stock at September 30, 2010 and June 30, 2010, respectively, at cost	(1,706,404)	(1,593,407)
Accumulated deficit	(8,605,950)	(9,284,564)
Total stockholders’ equity	17,879,387	17,255,994
Total liabilities and stockholders’ equity	$25,100,625	$25,207,453

See Notes to Condensed Consolidated Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	September 30,
	2010	2009
Revenues:
Patient care, net	$14,233,822	$11,767,668
Contract support services	837,598	879,760
Total revenues	15,071,420	12,647,428
Operating expenses:
Patient care expenses	7,023,722	6,438,563
Cost of contract support services	707,775	727,477
Provision for doubtful accounts	1,003,462	472,973
Administrative expenses	5,100,069	4,652,517
Total operating expenses	13,835,028	12,291,530

Income from operations	1,236,392	355,898

Other income (expense):
Interest income	40,594	32,374
Other income	38,988	49,356
Interest expense	(80,332)	(80,593)

Total other income (expense), net	(750)	1,137

Income before provision for income taxes	1,235,642	357,035
Provision for income tax	557,027	133,431

Net income	$678,615	$223,604

Basic net income per common share	$0.03	$0.01

Basic weighted average number of shares outstanding	19,532,095	19,997,549

Diluted net income per common share	$0.03	$0.01

Diluted weighted average number of shares outstanding	19,603,138	20,141,989

See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$678,615	$223,604
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	268,397	301,926
Non-cash interest expense	36,633	36,633
Earnings from investments in unconsolidated subsidiaries	(13,411)	(22,143)
Non-cash stock based compensation	49,023	60,709
Provision for doubtful accounts	1,003,462	472,973
Changes in:
Accounts receivable and other receivable	(2,104,446)	(2,264,986)
Prepaid expenses, prepaid income taxes and other current assets	(194,982)	(250,161)
Other assets	8,735	23,289
Accounts payable	(54,070)	327,999
Accrued expenses and other liabilities	(459,305)	(174,294)
Net cash used in operating activities	(781,349)	(1,264,451)

Cash flows from investing activities:
Acquisition of property and equipment	(361,002)	(249,556)
Purchase of licenses	(10,400)	(14,210)
Equity investment in unconsolidated subsidiary	--	18,288
Net cash used in investing activities	(371,402)	(245,478)

Cash flows from financing activities:
Revolving debt, net	(103,084)	62,720
Principal payments on long-term debt	(113,764)	(38,274)
Proceeds from issuance of common stock, net	8,754	27,835
Purchase of treasury stock	(112,997)	--
Net cash (used in) provided by financing activities	(321,091)	52,281

Net decrease in cash and cash equivalents	(1,473,842)	(1,457,648)
Beginning cash and cash equivalents	4,540,278	3,199,344
Ending cash and cash equivalents	$3,066,436	$1,741,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,699	$43,960
Income taxes	676,825	351,525

See Notes to Condensed Consolidated Financial Statements

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

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

Call center and help line services (contract services), including two call centers: one operating in Midvale, Utah and one in Detroit, Michigan. The Company provides help line services through contracts with major railroads and a call center contract with the State of Michigan. The call centers both operate under the brand name, Wellplace; and

Behavioral health administrative services, including delivery of management and administrative and online services. The parent company provides management and administrative services for all of its subsidiaries and online services for its behavioral health treatment subsidiaries and its call center subsidiaries. It also provides behavioral health information through its website Wellplace.com.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The balance sheet at June 30, 2010 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying financial statements should be read in conjunction with the June 30, 2010 consolidated financial statements and notes thereto included in the Company’s 10-K, filed on September 24, 2010.

Estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid, the realization of deferred tax benefits and the valuation of goodwill, which represents a significant portion of the estimates made by management.

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

Note C- Stock-Based Compensation

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors’ stock option plan.

The stock option plan provides for the issuance of a maximum of 1,900,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company.  Subject to the provisions of this plan, the compensation committee of the Board of Directors (the “Board”) has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees.  A maximum of 500,000 shares may be issued under this plan.

The non-employee director’s stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Under the plan, a maximum of 350,000 shares may be issued.  Each outside director is granted an option to purchase 20,000 shares of Class A common stock, annually, at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Auditing Standards Codification (“ASC”) – “Compensation – Stock Compensation” (“ASC 718”).  Under the provisions of ASC 718, the Company recognizes the fair value of stock compensation as expense, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as equity instruments and there have been no liability awards granted.  Any income tax benefit related to stock compensation will be shown under the financing section of the statement of cash flows.  Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of ASC 718, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Under the provisions of ASC 718, the Company recorded $37,397 and $60,709 of stock-based compensation on its consolidated condensed statement of operations for the three months ended September 30, 2010 and 2009.

The Company had the following activity in its stock option plans for the three months ended September 30, 2010:

	Number	Weighted-Average	Intrinsic Value
	Of	Exercise Price	At
	Shares	Per Share	September 30, 2010
Balance – June 30, 2010	1,558,500	$1.89
Granted	--	--
Exercised	--	--
Expired	(175,000)	2.69
Balance – September 30, 2010	1,383,500	$1.79	$141,060

Exercisable	1,014,372	$1.89	$97,223

There were no options exercised during the three months ended September 30, 2010.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended September 30, 2010.

	Number	Weighted- Average
	Of Shares	Fair Value

Non-vested at July 1, 2010	369,128	$.67
Granted	--	--
Expired	--	--
Vested	--	$--
Non-vested at September 30, 2010	369,128	$.67

The compensation cost related to the fair value of these shares of approximately $164,767 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.  There were no options granted under the stock option plans for the three months ended September 30, 2010 or September 30, 2009.

Note D - Fair Value Measurements:

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

  The Company had money market funds stated at fair market value of $2,073,512 and $2,504,047 at September 30, 2010 and June 30, 2010, respectively, that were measured using Level 1 inputs.

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

	Treatment Services	Contract Services	Administrative Services	Eliminations	Total

For the three months ended September 30, 2010

Revenue–external customers	$14,233,822	$837,598	$--	$--	$15,071,420
Revenues – intersegment	1,053,789	--	1,293,105	(2,346,894)	--
Segment net income (loss)	2,140,233	129,823	(1,591,441)	--	678,615
Capital expenditures	353,099	5,303	2,600	--	361,002
Depreciation & amortization	208,756	19,851	39,790	--	268,397
Interest expense	40,599	--	39,733	--	80,332
Income tax expense	--	--	557,027	--	557,027
Identifiable assets	18,050,809	669,970	6,379,846	--	25,100,625
Goodwill	969,098	--	--	--	969,098

For the three months ended September 30, 2009

Revenue–external customers	$11,767,668	$879,760	$--	$--	$12,647,428
Revenues – intersegment	827,160	--	1,249,998	(2,077,158)	--
Segment net income (loss)	1,298,774	152,310	(1,227,480)	--	223,604
Capital expenditures	171,655	6,522	71,379	--	249,556
Depreciation & amortization	215,185	23,503	63,238	--	301,926
Interest expense	38,287	--	42,306	--	80,593
Income tax expense	--	--	133,431	--	133,431

At June 30, 2010

Identifiable assets	16,214,982	630,558	8,361,913	--	25,207,453
Goodwill	969,098	--	--	--	969,098

Note F - Recent Accounting Pronouncements

Recently Issued Standards

During the quarter ended September 30, 2010, there were no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

Recently Adopted Standards

During the quarter ended September 30, 2010, we did not adopt any new accounting standards that had a material impact on our consolidated financial statements.

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2010, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2006-2009 remain open to examination by the major taxing authorities to which we are subject.

Note H – Restricted Cash

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee reached binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company initiated.  During the quarter ended March 31, 2010, the Michigan Court of Appeals denied the appeal.  The Company has now filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expect a favorable outcome, no provision has been made for this judgment in the accompanying financial statements; however, the Company has placed $512,197 in escrow as required by the courts.  This amount is shown as restricted cash on the accompanying condensed consolidated balance sheet.

Note I -Basic and Diluted Income Per Share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Three months ended
	September 30,
	2010	2009

Weighted average shares
outstanding – basic	19,532,095	19,997,549
Employee stock options	71,043	144,440
Warrants	--	--

Weighted average shares
outstanding – fully diluted	19,603,138	20,141,989

The following table summarizes securities outstanding as of September 30, 2010 and 2009, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

	Three months ended
	September 30,
	2010	2009
Employee stock options	1,059,000	835,250
Warrants	363,000	343,000
Total	1,422,000	1,178,250

Note J- Reclassifications

Certain prior period amounts have been reclassified to be consistent with the September 30, 2010 presentation.

Note K –Subsequent Events:

The Company evaluated subsequent events through November 10, 2010, which is the date these financial statements were available for issue, and did not find any reportable subsequent events.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the American Institute of Certified Public Accountants (AICPA) “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in the three months ended September 30, 2010 for revenue booked in prior years resulted in an increase in net revenue of approximately $28,945.  Net contractual adjustments recorded in the three months ended September 30, 2009 for revenue booked in prior years resulted in an increase in net revenue of approximately $12,450.

For the three months ended September 30, 2010, no third party cost report settlements were expected.  During fiscal 2010, all cost reports through fiscal 2009 were finalized and net payment of $92,267 was recorded in final settlement for all years through fiscal 2009.

	Net Revenue by Payor (in thousands)
	For the Three Months				For the Fiscal Year
	Ended September 30,				Ended June 30,
	2010		2009		2010
	$	%	$	%	$	%
Private Pay	$1,073	8	$835	7	$3,495	7
Commercial	9,237	65	7,885	67	32,915	66
Medicare	1,594	11	436	4	3,237	7
Medicaid	2,330	16	2,612	22	10,000	20

Net Revenue	$14,234		$11,768		$49,647

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)
September 30, 2010
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$84	$199	$187	$188	$194	$301	$2	$33	$1,188
Commercial	3,327	715	358	206	115	352	8	12	5,093
Medicare	383	126	32	29	33	17	1	2	623
Medicaid	1,386	127	55	53	23	59	--	--	1,703
Total	$5,180	$1,167	$632	$476	$365	$729	$11	$47	$8,607

As of June 30, 2010
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$--	$62	$45	$50	$60	$137	$13	$151	$518
Commercial	3,074	795	529	364	285	374	27	52	5,500
Medicare	349	82	19	4	7	23	--	--	484
Medicaid	1,537	145	46	57	35	20	5	4	1,849
Total	$4,960	$1,084	$639	$475	$387	$554	$45	$207	$8,351

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 56 days for the three months ended September 30, 2010 and 61 days the fiscal year ended June 30, 2010.  The table below shows the DSO by segment for the same periods.

	Treatment	Contract
Period Ended	Services	Services

09/30/2010	56	60
06/30/2010	61	53

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

Allowance for doubtful accounts:

The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 300 days outstanding, at which time the provision is 100% of the outstanding balance.  These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables.  The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period.  This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 20% or greater of the total outstanding receivables balance.

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  During fiscal 2010, the Company recorded a tax expense of $1,106,100.  For the quarter ended September 30, 2010, the company recorded an estimated tax expense of $557,027 based on net income and projected net income for fiscal year 2011.

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

Results of Operations

The following table illustrates our consolidated results of operations for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Statements of
Operations Data:	Amount	%	Amount	%

Revenue	$15,071	100.0	$12,647	100.0
Cost and Expenses:
Patient care expenses	7,024	46.6	6,439	50.9
Contract expenses	708	4.7	727	5.8
Provision for bad debts	1,003	6.7	473	3.7
Administrative expenses	5,100	33.8	4,652	36.8
Interest expense	80	0.5	81	0.6
Other (income) expenses, net	(80)	(0.5)	(82)	(0.6)

Total expenses	13,835	91.8	12,290	97.2

Income before income taxes	1,236	8.2	357	2.8

Provision for income taxes	557	3.7	133	1.1

Income from operations	679	4.5	224	1.7

Results of Operations

Total net revenue from operations increased 19.2% to $15,071,420 for the three months ended September 30, 2010 from $12,647,428 for the three months ended September 30, 2009.

Net patient care revenue increased 21.0% to $14,233,822 for the three months ended September 30, 2010 from $11,767,668 for the three months ended September 30, 2009.  This increase in revenue is due primarily to increased census at Seven Hills Hospital in Las Vegas, a retroactive increase in a Macomb County fee for service contract at Harbor Oaks Hospital and a State Medicaid Rate adjustment.

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

Contract support services revenue provided by Wellplace decreased 4.8% to $837,598 for the three months ended September 30, 2010 compared to $879,760 for the three months ended September 30, 2009 due to decreases in the number of lives covered by some of the Employee Assistance Programs (“EAP”), which is the basis for payment under the contract.

Patient care expenses in our treatment centers increased 9.1% to $7,023,722 for the three months ended September 30, 2010 from $6,438,563 for the three months ended September 30, 2009.  This increase in expenses is primarily due to increased census at Seven Hills Hospital in Las Vegas and higher utilization under the capitated contracts with the majority of the increases in expenses directly related to the patient care.  Payroll and service related expenses increased 13.8% to $5,571,069 for the three months ended September 30, 2010 from $4,894,050 for the same period a year ago.  Payroll tax expenses increased 10.5% to $334,168 for the three months ended September 30, 2010 from $302,476 for the same period a year ago.  Contract expenses related to the capitated contracts increased 4.9% to $1,272,304 for the three months ended September 30, 2010 from $1,213,090 for the same period a year ago.  Food expenses increased 13.9% to $302,944 for the three months ended September 30, 2010 from $266,031 for the same period a year ago.  Lab fees increased 22.6% to $93,171 for the three months ended September 30, 2010 from $75,975 for the same period a year ago.  Pharmacy expense increased 11.6% to $197,636 for the three months ended September 30, 2010 from $177,044 for the same period a year ago.  Patient activities expense increased 135.6% to $11,482 for the three months ended September 30, 2010 from $4,873 for the same period a year ago.  All of these increases are a result of increased census at Seven Hills and utilization under the capitated contracts.

Contract support services expenses decreased 2.7% to $707,775 for the three months ended September 30, 2010 from $727,477 for the three months ended September 30, 2009.  This minimal decrease is due to the previously mentioned reduction in covered lives under the EAP contracts.

Administrative expenses increased 9.6% to $5,100,069 for the quarter ended September 30, 2010 from $4,652,517 for the quarter ended September 30, 2009.  This increase is primarily due to increases in employee related expenses as the administrative expenses related to our new operations are largely stabilized.  Consultant fees expense increased 26.2% to $112,423 for the three months ended September 30, 2010 from $89,118 for the same period a year ago.  Administrative payroll increased 8.9% to $1,639,839 for the quarter ended September 30, 2010 from $1,505,677 for the same period a year ago due to some long awaited salary increases.  Employee benefits expense increased 34.7% to $313,626 for the three months ended September 30, 2010 from $232,799 for the same period a year ago.  Fees and licenses expenses increased 626.9% to $241,798 for the three months ended September 30, 2010 from $33,263 for the same period a year ago.  This was due to a refund received from the Michigan Hospital Association in the prior year of fees previously paid.

Provision for doubtful accounts increased 112.2% to $1,003,462 for the three months ended September 30, 2010 from $472,973 for the three months ended September 30, 2009.  The Company’s policy is to maintain reserves based on the age of its receivables and the Company’s success at collecting older receivables.  General economic conditions have increased the patient responsibility, as some employers have increased the amount of deductibles in employee benefit plans.  This has negatively impacted our ability to collect older accounts, therefore we have increased the reserve on all accounts over 300 days outstanding to 100%.  This resulted in an increase in bad debt expense of approximately $200,000 for the quarter.  Should this amount be subsequently collected, it would result in a recovery of bad debt expense.

Interest income increased 25.4% to $40,594 for the three months ended September 30, 2010 from $32,374 for the three months ended September 30, 2009.  This increase is a result of higher earnings on balances in investment accounts.

Other income / expense decreased 21.0% to $38,988 for the three months ended September 30, 2010 from $49,356 for the three months ended September 30, 2009.  This change is primarily due to changes in the earnings of the Company’s investments in unconsolidated subsidiaries.

Interest expense decreased 0.3% to $80,322 for the three months ended September 30, 2010 from $80,593 for the three months ended September 30, 2009.  This minimal decrease is primarily due to changes in the Company loan balances.

Since the Company has returned to profitability and projects continued profitability for the fiscal year, the Company recorded a provision for income taxes of $557,027 for the three months ended September 30, 2010 as compared to $133,431 for the same period last year.  If tax estimates are found to be high or low, adjustments will be made in the period of the determination.  This represents an estimated blended state and federal tax rate of 48%, which is considerably higher than the current federal rate and is primarily attributable to expanded operations in Michigan and Utah which have a higher tax rate.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $781,349 for the three months ended September 30, 2010 compared to $1,264,451 for the three months ended September 30, 2009.  Cash flows used in operations in the three months ended September 30, 2010 consists of net income of $678,615 plus depreciation and amortization of $268,397, non–cash interest expense of $36,633, non-cash stock based compensation of $49,023, non-cash earnings from the unconsolidated subsidiary of $13,411, the provision for doubtful accounts of $1,003,462, an increase in accounts receivable of $2,104,446, an increase in prepaid expenses of $194,982, a decrease in accrued expenses, other liabilities of $435,314, a decrease in other assets of $8,735, a decrease in accounts payable of $54,070 and a decrease in income taxes payable of $23,991.

Cash used in investing activities in the three months ended September 30, 2010 consisted of $361,002 in capital expenditures and $10,400 in licensure fees compared to $249,556 in capital expenditures, $14,210 in licensure fees and $18,288 in cash distribution from our unconsolidated subsidiary investments during the same period last year.  The Company expects to make similar investments in our infrastructure through capital expenditures during the remainder of fiscal 2011.

Cash used by financing activities of $321,091 in the three months ended September 30, 2010 was the result of a decrease in the Company’s revolving credit line of $103,084, repayment of $113,764 on the Company’s long-term debt, proceeds from issuance of common stock of $8,754 and $112,997 used to purchase treasury stock compared to an increase in the company’s revolving credit line of $62,720, a decrease in long term debt of $38,274 and proceeds from the issuance of common stock of $27,835 during the same period last year.

 A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of September 30, 2010, accounts receivable from patient care, net of allowance for doubtful accounts, increased 3.1% to $8,606,852 from $8,351,314 on June 30, 2010.  This increase is a result of increased revenue from Seven Hills Hospital.  The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem.  Over the years, the Company has increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy the Company has redoubled its efforts to collect accounts early while increasing its reserve in the event collection efforts fail.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2010 are as follows (in thousands):

YEAR ENDING					OPERATING
September 30,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2011	$797	$11	$105	$6	$3,242	$4,161
2012	162	7	--	--	3,149	3,318
2013	43	2	--	--	2,818	2,863
2014	--	--	--	--	2,628	2,628
2015	--	--	--	--	2,361	2,361
Thereafter	--	--	--	--	7,065	7,065
Total	$1,002	$20	$105	$6	$21,263	$22,396

*   Total does not include the amount due under the revolving credit note of $1,232,941.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

  In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $860,000 at September 30, 2010, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $1,232,941.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus 0.75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of September 30, 2010, there were no funds available under the term loan.  The Company believes refinancing of this term loan would be available if required for acquisitions.

The revolving credit note carries interest at prime (3.25% at September 30, 2010) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of September 30, 2010 was $1,232,941.  For additional information regarding this transaction, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of September 30, 2010 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.74%.

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

Financial Risk

•
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 0.25% and prime plus 0.75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $2,300; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the prime rate would have to increase 1.25% before there would be any interest expense increase.

•
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security, which could require additional fees.

Operating Risk

•
Aging of accounts receivable could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $8,606,852 at September 30, 2010 compared with $8,351,314 at June 30, 2010.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at September 30, 2010 and June 30, 2010, respectively, and Bad Debt Expense for the three months ended September 30, 2010 and the year ended June 30, 2010:

	Accounts Receivable	Allowance for Doubtful accounts	Bad Debt Expense

September 30, 2010	$12,298,147	$3,691,295	$1,003,462
June 30, 2010	11,353,637	3,002,323	2,131,392

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

Change in Internal Controls

During the three months ended September 30, 2010, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Class A Common Stock

During the Quarter the Company purchased equity securities as follows:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares
	Number of	Price	as part of Publicly	that May Yet be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

July 1, 2010 –
July 31, 2010	74,628	$1.078	74,628	925,372

August 1, 2010 –
August 31, 2010	10,700	$1.069	10,700	914,672

September 1, 2010
September 30, 2010	14,762	$1.276	14,762	899,910

TOTAL	100,090	$1.107	100,090	899,910

The 100,090 shares of PHC class A common stock were repurchased pursuant to a repurchase plan which was approved by PHC’s Board of Directors in June, 2010.  The repurchase plan was publicly announced on June 14, 2010 and is effective for the fiscal year ending June 30, 2011.  The plan allows for the purchase of 1,000,000 shares of PHC class A common stock on the open market during the 2011 fiscal year based on market conditions, opportunity and excess cash availability.  In addition to the price per share, the company paid approximately $2,200 in brokerage fees related to the purchases made during the quarter ended September 30, 2010.

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

PHC, Inc.
Registrant

Date: November 10, 2010	/s/ Bruce A. Shear_____________
Bruce A. Shear
President
Chief Executive Officer

Date: November 10, 2010	/s/ Paula C. Wurts_____________
Paula C. Wurts
Treasurer
Chief Financial Officer