Form 10-Q
period 2010-12-31
PHC INC /MA/
filed 2011-02-14
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended December 31, 2010.

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

Yes  ___  No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of February 7, 2011:

Class A Common Stock	18,728,412
Class B Common Stock	775,021

	PHC, Inc.

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets (unaudited)
	December 31, 2010 and June 30, 2010	3

	Condensed Consolidated Statements of Income
	(unaudited) - Three and six months ended December 31,
	2010 and December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows
	(unaudited) – Six months ended December 31, 2010 and
	December 31, 2009	5

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 2.	Repurchase of Treasury Stock	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	22

	Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,759,472	$4,540,278
Accounts receivable, net of allowance for doubtful accounts of $4,229,690 at
December 31, 2010 and $3,002,323 at June 30, 2010	9,517,508	8,333,766
Prepaid expenses	550,445	490,662
Other receivables and advances	2,389,733	743,454
Deferred income tax assets – current	1,145,742	1,145,742
Total current assets	16,362,900	15,253,902
Restricted cash	512,197	512,197
Accounts receivable, non-current	50,434	17,548
Other receivables	55,822	58,169
Property and equipment, net	4,824,068	4,527,376
Deferred income tax assets – non-current	1,495,144	1,495,144
Deferred financing costs, net of amortization of $656,237 and $582,972 at
December 31, 2010 and June 30, 2010	116,004	189,270
Goodwill	969,098	969,098
Other assets	2,082,182	2,184,749
Total assets	$26,467,849	$25,207,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,690,677	$1,594,286
Current maturities of long-term debt	720,864	796,244
Revolving credit note	1,470,945	1,336,025
Current portion of obligations under capital leases	76,573	112,909
Accrued payroll, payroll taxes and benefits	1,864,231	2,152,724
Accrued expenses and other liabilities	1,099,402	1,040,487
Income taxes payable	424,549	23,991
Total current liabilities	7,347,241	7,056,666
Long-term debt, net of current maturities	82,558	292,282
Obligations under capital leases, net of current portion	--	19,558
Long-term accrued liabilities	689,721	582,953
Total liabilities	8,119,520	7,951,459
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized,
19,887,505 and 19,867,826 shares issued at December 31, 2010 and June 30,
2010, respectively	198,875	198,679
Class B common stock, $.01 par value, 2,000,000 shares authorized, 775,021 issued and outstanding at December 31, 2010 and June 30,
2010, each convertible into one share of Class A common stock	7,750	7,750
Additional paid-in capital	28,053,402	27,927,536
Treasury stock, 1,214,093 and 1,040,598 shares of Class A common stock at
December 31, 2010 and June 30, 2010, respectively, at cost	(1,808,734)	(1,593,407)
Accumulated deficit	(8,102,964)	(9,284,564)
Total stockholders’ equity	18,348,329	17,255,994
Total liabilities and stockholders’ equity	$26,467,849	$25,207,453
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Patient care, net	$13,675,626	$11,992,372	$27,909,448	$23,760,040
Contract support services	956,312	872,191	1,793,910	1,751,951
Total revenues	14,631,938	12,864,563	29,703,358	25,511,991
Operating expenses:
Patient care expenses	7,421,100	6,439,782	14,444,822	12,878,345
Cost of contract support services	815,383	741,504	1,523,158	1,468,981
Provision for doubtful accounts	659,839	455,345	1,663,301	928,318
Administrative expenses	5,007,094	4,714,227	10,107,163	9,366,744
Total operating expenses	13,903,416	12,350,858	27,738,444	24,642,388

Income from operations	728,522	513,705	1,964,914	869,603

Other income (expense):
Interest income	58,817	29,733	99,411	62,107
Other income	48,526	74,305	87,514	123,661
Interest expense	(81,609)	(80,885)	(161,941)	(161,478)

Total other income	25,734	23,153	24,984	24,290

Income before provision for income taxes	754,256	536,858	1,989,898	893,893
Provision for income tax	251,270	248,619	808,297	382,050

Net income	$502,986	$288,239	$1,181,601	$511,843

Basic net income per common share	$0.03	$0.01	$0.06	$0.03

Basic weighted average number of shares outstanding	19,462,818	19,800,509	19,497,457	19,899,029

Diluted net income per common share	$0.03	$0.01	$0.06	$0.03

Diluted weighted average number of shares outstanding	19,593,689	19,855,419	19,587,845	20,012,602
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,181,601	$511,843
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	546,035	574,044
Non-cash interest expense	73,266	73,263
Earnings of unconsolidated subsidiary	(41,701)	(49,084)
Stock-based compensation	113,369	141,701
Provision for doubtful accounts	1,663,301	928,318
Changes in:
Accounts receivable and other receivable	(3,521,928)	(2,174,866)
Prepaid expenses and other current assets	(59,782)	15,276
Other assets	12,841	19,557
Accounts payable	96,391	11,288
Accrued expenses and other liabilities	277,747	40,214
Net cash provided by operating activities	341,140	91,554

Cash flows from investing activities:
Acquisition of property and equipment	(736,333)	(364,441)
Purchase of licenses	(25,209)	(22,210)
Equity investment in unconsolidated subsidiary	50,240	18,288
Investment in note receivable	(1,001,934)	--
Net cash used in investing activities	(1,713,236)	(368,363)

Cash flows from financing activities:
Revolving debt, net	134,920	180,660
Principal payments on long term debt	(340,997)	(77,597)
Proceeds from issuance of common stock	12,694	29,455
Purchase of treasury stock	(215,327)	(272,658)
Net cash used in financing activities	(408,710)	(140,140)

Net decrease in cash and cash equivalents	(1,780,806)	(416,949)
Beginning cash and cash equivalents	4,540,278	3,199,344
Ending cash and cash equivalents	$2,759,472	$2,782,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88,753	$88,210
Income taxes	426,825	351,525
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010

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

Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 71-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility located in Detroit, Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, one in Monroeville, Pennsylvania operating as Wellplace, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The balance sheet at June 30, 2010 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying financial statements should be read in conjunction with the June 30, 2010 consolidated financial statements and notes thereto included in the Company’s 10-K, filed on September 24, 2010.

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

Contract support service revenue is a result of fixed fee contracts to provide telephone support.  Revenue for these services is recognized ratably over the service period.  All revenues and receivables from the Company’s contract services division are based on a prorated monthly allocation of the total contract amount and usually paid within 30 days of the end of the month.

Note C- Stock-Based Compensation

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors’ stock option plan.

The stock option plan provides for the issuance of a maximum of 2,400,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company.  Subject to the provisions of this plan, the compensation committee of the Board of Directors (the “Board”) has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.

The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees.  A maximum of 500,000 shares may be issued under this plan.

The non-employee director’s stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Under the plan, a maximum of 950,000 shares may be issued.  Each outside director is granted an option to purchase 20,000 shares of Class A common stock, annually, at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.

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

Under the provisions of ASC 718, the Company recorded stock-based compensation on its consolidated condensed statement of operations of $64,346 and $80,992 for the three months ended December 31, 2010 and 2009, respectively and $113,369 and $141,701 for the six months ended December 31, 2010 and 2009, respectively.

The Company had the following activity in its stock option plans for the six months ended December 31, 2010:

	Number Of	Weighted-Average	Intrinsic Value At
	Shares	Exercise Price Per Share	December 31, 2010

Balance – June 30, 2010	1,558,500	$1.89
Granted	110,000	1.64
Exercised	(12,000)	0.33
Expired	(218,125)	2.46
Balance – December 31, 2010	1,438,375	$1.80	$388,375

Exercisable	1,132,185	$1.91	$282,062

The total intrinsic value of the options exercised during the six months ended December 31, 2010 was $17,300.

The following table summarizes the activity of the Company’s stock options that have not vested for the six months ended December 31, 2010.

	Number Of	Weighted- Average
	Shares	Fair Value

Non-vested at July 1, 2010	369,128	$0.67
Granted	82,500	1.14
Expired	(13,125)	0.67
Vested	(132,313)	0.71
Non-vested at December 31, 2010	306,190	$0.78

The compensation cost related to the fair value of these shares of approximately $225,621 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.    The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2010 and December 31, 2009 was $1.14 and $0.58, respectively, and the weighted-average fair value of the options granted for the six months ended December 31, 2010 and December 31, 2009 was $1.14 and $0.58, respectively, using the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Average risk-free interest rate	2.50%	2.76%	2.50%	2.76%
Expected dividend yield	None	None	None	None
Expected life	9.55 years	6.46 years	9.55 years	6.46 years
Expected volatility	61.61%	60.66%	61.61%	60.66%

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

Note D - Fair Value Measurements:

ASC 820-10-65, “Fair Value Measurements and Disclosures” (“ASC 820-10-65”), defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820-10-65 defines fair value based upon an exit price model.  ASC 820-10-65 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,915,340	$1,915,340	$--	$--
Notes receivable	1,286,924	--	1,286,924	--

Total	$3,202,264	$1,915,340	$1,286,924	$--

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

	Treatment	Contract	Administrative
	Services	Services	Services	Eliminations	Total

For the three months
ended December 31, 2010:
Revenue–external
customers	$13,675,626	$956,312	$--	$--	$14,631,938
Revenues – intersegment	1,031,517	--	1,293,105	(2,324,622)	--
Segment net income (loss)	1,747,513	135,986	(1,380,513)	--	502,986
Capital expenditures	367,047	8,284	--	--	375,331
Depreciation &
amortization	218,103	20,112	39,423	--	277,638
Interest expense	42,562	--	39,047	--	81,609
Income tax provision	--	--	251,270	--	251,270

For the three months ended
December 31, 2009:
Revenue–external
customers	$11,992,372	$872,191	$--	$--	$12,864,563
Revenues – intersegment	1,007,920	--	1,249,998	(2,257,918)	--
Segment net income (loss)	1,538,056	130,722	(1,380,539)	--	288,239
Capital expenditures	85,570	10,051	19,264	--	114,885
Depreciation &
amortization	195,123	14,891	62,104	--	272,118
Interest expense	39,198	--	41,687	--	80,885
Income tax provision	--	--	248,619	--	248,619

Note E – Business Segment Information (continued)

	Treatment	Contract	Administrative
	Services	Services	Services	Eliminations	Total

For the six months ended
December 31, 2010:
Revenue–external
customers	$27,909,448	$1,793,910	$--	$--	$29,703,358
Revenues – intersegment	2,085,306	--	2,586,210	(4,671,516)	--
Segment net income (loss)	3,977,663	175,892	(2,971,954)	--	1,181,601
Capital expenditures	720,146	13,587	2,600	--	736,333
Depreciation &
amortization	426,859	39,963	79,213	--	546,035
Interest expense	83,161	--	78,780	--	161,941
Income tax provision	--	--	808,297	--	808,297
Identifiable assets	18,756,698	1,002,440	6,708,711	--	26,467,849
Goodwill and intangible
assets	969,098	--	--	--	969,098

For the six months ended
December 31, 2009:
Revenue–external
Customers	$23,760,040	$1,751,951	$--	$--	$25,511,991
Revenues – intersegment	1,835,080	--	2,499,996	(4,335,076)	--
Segment net income (loss)	2,836,830	283,032	(2,608,019)	--	511,843
Capital expenditures	257,225	16,573	90,643	--	364,441
Depreciation &
amortization	410,308	38,394	125,342	--	574,044
Interest expense	77,485	--	83,993	--	161,478
Income tax provision	--	--	382,050	--	382,050

At June 30, 2010:
Identifiable assets	16,214,982	630,558	8,361,913	--	25,207,453
Goodwill and intangible
assets	969,098	---	--	--	969,098

Note F - Recent Accounting Pronouncements

Recently Issued Standards

During the quarter ended December 31, 2010, there were no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

Recently Adopted Standards

During the quarter ended December 31, 2010, we did not adopt any new accounting standards that had a material impact on our consolidated financial statements.

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Weighted average shares
outstanding – basic	19,462,818	19,800,509	19,497,457	19,899,029
Employee stock options	127,331	54,910	88,730	113,573
Warrants	3,540	--	1,658	--

Weighted average shares
outstanding – fully diluted	19,593,689	19,855,419	19,587,845	20,012,602

The following table summarizes securities outstanding as of December 31, 2010 and 2009, but not included in the calculation of diluted net earnings per share because such shares are anti-dilutive:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Employee stock options	582,811	1,311,500	675,311	996,500
Warrants	363,000	343,000	363,000	343,000
Total	945,811	1,654,500	1,038,311	1,339,500

Note J - Note Receivable

On November 13, 2010, the Company, through its subsidiary Detroit Behavioral Institute, Inc., d/b/a Capstone Academy, a wholly owned subsidiary of the Company (“Capstone Academy”), purchased the rights under certain identified notes (the “Notes”) held by Bank of America and secured by the property leased by Capstone Academy for $1,250,000.  The Notes were in default at the time of the purchase and the Company has initiated foreclosure proceedings in the courts.  The Notes were purchased using cash flow from operations.  The Company has recorded the value of the Notes in other receivables, current, on the accompanying condensed consolidated financial statements.  The Company believes the value of the Notes are fully recoverable based on the current value of the property.  For additional information regarding the transaction see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2010.

Note K- Reclassifications

Certain prior period amounts have been reclassified to be consistent with the December 31, 2010 presentation.

Note L –Subsequent Events:

The Company evaluated subsequent events through February 14, 2011, which is the date these financial statements were available for issue, and did not find any reportable subsequent events.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are subject to the Safe Harbor provisions created by the statute. Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

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

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (the “Parity Act”).  The Parity Act is now law and its implementation started January 1, 2010.  This legislation has improved access to the Company’s programs but its total effect on behavioral health providers cannot yet be assessed since implementation is not yet complete.  Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.  The current economic conditions continue to challenge the Company’s profitability through increased uninsured patients in our fee for service business and increased utilization in our capitated business.

Critical Accounting Policies

The preparation of our financial statements in accordance with US GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves, income tax valuation allowances, and the impairment of goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable:

Patient care revenues and accounts receivable are recorded at established billing rates or at the amount realizable under agreements with third-party payors, including Medicaid and Medicare.  Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment.  Provisions for estimated third party payor settlements are provided in the period the related services are rendered.  Differences between the amounts provided and subsequent settlements are recorded in operations in the period of settlement.  Amounts due as a result of cost report settlements are recorded and listed separately on the consolidated balance sheets as “Other receivables.”  The provision for contractual allowances is deducted directly from revenue and the net revenue amount is recorded as accounts receivable.  The allowance for doubtful accounts does not include the contractual allowances.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the American Institute of Certified Public Accountants (“AICPA”) “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in the six months ended December 31, 2010 for revenue booked in prior years resulted in a decrease in net revenue of approximately $154,000.  Net contractual adjustments recorded in the fiscal year ended June 30, 2010 for revenue booked in prior years resulted in a decrease in net revenue of approximately $72,200.

For the six months ended December 31, 2010, no third party cost report settlements were expected or recorded.  During fiscal 2010, all cost reports through fiscal 2009 were finalized and net payment of $92,267 was recorded in final settlement for all years through fiscal 2009.

Net Revenue by Payor (in thousands)
	For the Three Months				For the Six Months				For the Fiscal Year
	Ended December 31,				Ended December 31,				Ended June 30,
	2010		2009		2010		2009		2010
	$	%	$	%	$	%	$	%	$	%

Private Pay	$1,206	9	$808	7	$2,271	8	$1,643	7	$3,495	7
Commercial	8,701	63	8,177	68	17,841	64	16,063	68	32,915	66
Medicare *	1,622	12	569	5	3,216	12	1,005	4	3,237	7
Medicaid	$2,147	16	$2,438	20	$4,581	16	$5,049	21	$10,000	20

Net Revenue	$13,676		$11,992		$27,909		$23,760		$49,647

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of December 31, 2010

		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$22	$17	$48	$42	$34	$48	$130	$27	$368
Commercial	3,110	1,237	635	461	271	162	220	29	6,125
Medicare	358	201	141	126	107	23	56	3	1,015
Medicaid	1,547	270	150	37	26	11	19	--	2,060
Total	$5,037	$1,725	$974	$666	$438	$244	$425	$59	$9,568

As of June 30, 2010

		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$--	$62	$45	$50	$60	$137	$13	$151	$518
Commercial	3,074	795	529	364	285	374	27	52	5,500
Medicare	349	82	19	4	7	23	--	--	484
Medicaid	1,537	145	46	57	35	20	5	4	1,849
Total	$4,960	$1,084	$639	$475	$387	$554	$45	$207	$8,351

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 65 days at December 31, 2010 and 61 days at June 30, 2010.  The table below shows the DSO by segment for the same periods.

Period	Treatment	Contract
End	Services	Services

12/31/2010	63	88
06/30/2010	61	53

Contract services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  A delay in payment from a major contract occurred when two payments routinely paid by the end of the month were not received until January 21, 2011.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  During fiscal year 2010, the Company recorded a tax expense of $1,106,100.  For the quarter and six months ended December 31, 2010, the Company recorded estimated tax expense of $251,270 and $808,297, respectively, based on net income and projected net income for the fiscal year.

In accordance with ASC 740, the Company may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  As of June 30, and December 31, 2010, the Company recorded a valuation allowance of $150,103 against its deferred tax asset.  This amount relates to Arizona state net operating loss carryovers.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Results of Operations

The following table illustrates our consolidated results of operations for the three months and six months ended December 31, 2010 and 2009 (in thousands):

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2010		2009		2010		2009
	(in thousands)
Statements of
Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$14,632	100.0	$12,865	100.0	$29,703	100.0	$25,512	100.0
Cost and expenses:
Patient care expenses	7,421	50.7	6,440	50.1	14,445	48.6	12,878	50.5
Contract expenses	815	5.6	742	5.8	1,523	5.1	1,469	5.8
Provision for bad debts	660	4.5	455	3.5	1,663	5.6	928	3.6
Administrative expenses	5,007	34.2	4,714	36.6	10,107	34.0	9,367	36.7
Interest expense	82	0.6	81	0.6	162	0.5	162	0.6
Other (income) expenses,
net	(107)	(0.7)	(104)	(0.8)	(187)	(0.5)	(186)	(0.7)

Total expenses	13,878	94.9	12,328	95.8	27,713	93.3	24,618	96.5

Income before income
taxes	754	5.1	537	4.2	1,990	6.7	894	3.5

Income tax provision	251	1.7	249	1.9	808	2.7	382	1.5

Net income	$503	3.4	$288	2.3	$1,182	4.0	$512	2.0

Total net revenue from operations increased 13.7% to $14,631,938 for the three months ended December 31, 2010 from $12,864,563 for the three months ended December 31, 2009 and increased 16.4% to $29,703,358 for the six months ended December 31, 2010 from $25,511,991 for the six months ended December 31, 2009.

Net patient care revenue increased 14.0% to $13,675,626 for the three months ended December 31, 2010 from $11,992,372 for the three months ended December 31, 2009 and increased 17.5% to $27,909,448 for the six months ended December 31, 2010 from $23,760,040 for the six months ended December 31, 2009.  These increases in revenue are due primarily to an increase in census for the quarter ended December 31, 2010 of 59% at Seven Hills Hospital and 65% at our Chemical Dependency unit at Harbor Oaks, partially offset by a decrease in census at our Capstone facility and a seasonal decline in census at our other inpatient facilities.  Census at our inpatient facilities increased 5.0% for the six months ended December 31, 2010 compared to the same six months last year.  Included in the census are patients admitted to or being seen at our facilities under our capitated agreements.  The revenues associated with these intercompany admissions and visits are eliminated in the consolidation which may result in higher census and lower net revenue depending on the payor mix of other admissions.

Two key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay.  Increases in the number of patient days result in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately), will usually result in higher profitability.  Therefore, patient census and payor mix are monitored very closely.

Contract support services revenue provided by Wellplace increased 9.6% to $956,312 for the three months ended December 31, 2010 compared to $872,191 for the three months ended December 31, 2009 and 2.4% to $1,793,910 for the six months ended December 31, 2010 from $1,751,951 for the six months ended December 31, 2009. This increase in the quarter ended December 31, 2010 is due to expansion of the Wayne County call center contract which increased services provided and payment under the contract.

The Company expects to increase this revenue through new contracts for Employee Assistance Programs (“EAP”) and by expanding the services provided to Wayne County.

Patient care expenses in our treatment centers increased 15.2% to $7,421,100 for the three months ended December 31, 2010 from $6,439,782 for the three months ended December 31, 2009 and 12.2% to $14,444,822 for the six months ended December 31, 2010 from $12,878,345 for the six months ended December 31, 2009.  This increase in expenses is due to increased census at Seven Hills Hospital in Las Vegas and the Harbor Oaks Hospital Chemical Dependency Unit and higher utilization under the capitated contracts, with the majority of the increases in direct care expenses.  Payroll and service related expenses increased 18.6% to $5,774,823 for the three months ended December 31, 2010 from $4,869,592  for the three months ended December 31, 2009 and 16.2% to $11,345,892 for the six months ended December 31, 2010 from $9,763,642 for the same period a year ago.  Payroll tax expenses increased 15.7% to $368,503 for the three months ended December 31, 2010 from $318,514 for the three months ended December 31, 2009 and 13.2% to $702,671 for the six months ended December 31, 2010 from $620,990 for the same period a year ago.  During the quarter ended December 31, 2010, two of the Company’s operations began using an outside service in place of employees for medical records transcription resulting in new expenses of $87,412 for the quarter and six months ended December 31, 2010. Contract expenses related to the capitated contracts decreased 7.3% to $1,308,199 for the three months ended December 31, 2010 from $1,410,839 for the three months ended December 31, 2009 and 1.7% to $2,580,503 for the six months ended December 31, 2010 from $2,623,929 for the same period a year ago due to an increase in in-patient services provided internally.  Food expenses increased 11.6% to $305,443 for the three months ended December 31, 2010 from $273,633 for the three months ended December 31, 2009 and 12.7% to $608,387 for the six months ended December 31, 2010 from $539,664 for the same period a year ago.  Pharmacy expenses decreased 8.6% to $198,807 for the three months ended December 31, 2010 from $217,488 for the three months ended December 31, 2009 and 0.5% to $396,443 for the six months ended December 31, 2010 from $394,532 for the same period a year ago.  Laboratory fees increased 21.8% to $96,964 for the three months ended December 31, 2010 from $79,638 for the three months ended December 31, 2009 and 22.2% to $190,195 for the six months ended December 31, 2010 from $155,613 for the same period a year ago.  Laundry expense increased 6.5% to $23,288 for the three months ended December 31, 2010 from $21,868 for the three months ended December 21, 2009 and 12.0% to $47,442 for the six months ended December 31, 2010 from $42,348 for the same period a year ago.  All of the increases in patient care expenses are a direct result of increases in census and the comparisons period over period are expected to reflect similar increases as the census grows in the new facilities and programs.

Contract support services expenses related to Wellplace increased 10.0% to $815,383 for the three months ended December 31, 2010 from $741,504 for the three months ended December 31, 2009 and 3.7% to $1,523,158 for the six months ended December 31, 2010 from $1,468,981 for the six months ended December 31, 2009.  This increase is the result of the expansion of the Wayne County call center contract.

Administrative expenses increased 6.2% to $5,007,094 for the quarter ended December 31, 2010 from $4,714,227 for the quarter ended December 31, 2009 and 7.9% to $10,107,163 for the six months ended December 31, 2010 from $9,366,744 for the six months ended December 31, 2009.  Payroll expenses increased 11.4% for the quarter ended December 31, 2010 and 10.2% for the six months ended December 31, 2010.  Related payroll taxes increased 25.0% for the quarter ended December 31, 2010 and 24.0% for the six month ended December 31, 2010.  Workers compensation insurance expense increased 232.0% for the quarter ended December 31, 2010 and 60.9% for the six months ended December 31, 2010.  This increase was due to an insurance refund received in the prior year.  Marketing expense increased 101.4% for the quarter ended December 31, 2010 and 47.1% for the six months ended December 31, 2010 as compared to the same periods last year as we continue to market the new facilities and the new program at Harbor Oaks.  Fees and licenses increased for the quarter and six months ended December 31, 2010 as compared to the prior period because of a refund of fees and licenses received in the same period a year ago that related to the prior year.

Provision for doubtful accounts increased 44.9% to $659,839 for the three months ended December 31, 2010 from $455,345 for the three months ended December 31, 2009 and 79.2% to $1,663,301 for the six months ended December 31, 2010 from $928,318 for the six months ended December 31, 2009.  This bad debt expense is less than the Company’s projected cost of 5% of net revenue and is largely attributable to the overall increase in receivables as a result of increased patient care revenue.  The Company’s policy is to maintain reserves based on the age of its receivables.

Interest income increased 97.8% to $58,817 for the three months ended December 31, 2010 from $29,733 for the three months ended December 31, 2009 and 60.1% to $99,411 for the six months ended December 31, 2010 from $62,107 for the six months ended December 31, 2009.  This change is due to the interest paid and accrued related to the Notes acquired from Bank of America in November 2010.  For additional information regarding the transaction, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2010.

Other income / expense decreased 34.7% to $48,526 for the three months ended December 31, 2010 from $74,305 for the three months ended December 31, 2009 and 29.2% to $87,514 for the six months ended December 31, 2010 from $123,661 for the six months ended December 31, 2009.  This decrease is the result of fewer requests for medical records at our facilities.

Interest expense increased 0.9% to $81,609 for the three months ended December 31, 2010 from $80,885 for the three months ended December 31, 2009 and 0.3% to $161,941 for the six months ended December 31, 2010 from $161,478 for the six months ended December 31, 2009.  This minimal change is due to changes in interest rates as the interest rate on our revolving credit line and our long term debt is tied to the Prime rate.

The Company’s income tax expense of $808,297 for the six months ended December 31, 2010 is based on an estimated combined tax rate of approximately 41% for both federal and state taxes calculated using net income for the six months and projected net income for the fiscal year.  If this estimate is found to be high or low, adjustments will be made in the period of the determination.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Company’s net cash provided by operating activities was $341,140 for the six months ended December 31, 2010 compared to $91,554 provided by in operating activities for the six months ended December 31, 2009.  Cash flow provided by operations in the six months ended December 31, 2010 consists of net income of $1,181,601 plus depreciation and amortization of $546,035, non–cash interest expense of $73,266,  non-cash share based charges of $113,369, provision for doubtful accounts of $1,663,301, an increase in prepaid expenses of $59,782 and a decrease in other assets of $12,841, a decrease in accrued expenses and other liabilities of $277,747, an increase in accounts payable of $96,391 and an increase in accounts receivable of $3,521,928.

Cash used in investing activities in the six months ended December 31, 2010 consisted of $736,333 in capital expenditures, $25,209 used in the purchase of licenses and $1,001,934 used to acquire Notes receivable, offset by $50,240 received from the Company’s investment in unconsolidated subsidiaries, compared to $364,441 in capital expenditures, $22,210 used in the purchase of licenses offset by $18,288 received from the Company’s investment in unconsolidated subsidiaries during the same period last year.  The Company expects similar capital expenditures going forward.

Cash used in financing activities of $408,710 in the six months ended December 31, 2010 consisted of proceeds from borrowings of $134,920 and proceeds from the issuance of common stock of $12,694, offset by payments on long term debt of $340,997 and the acquisition of treasury stock of $215,327.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of December 31, 2010, accounts receivable from patient care, net of allowance for doubtful accounts, increased 14.6% to $9,567,942 from $8,351,314 on June 30, 2010.  This increase is a result of increased revenue from Seven Hills Hospital and Harbor Oaks Hospital.  The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem.  Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy the Company has redoubled its efforts to collect accounts early.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2010 are as follows (in thousands):

YEAR ENDING					OPERATING
December 31,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2011	$721	$10	$77	$4	$3,294	$4,106
2012	53	5	--	--	3,082	3,140
2013	29	1	--	--	2,808	2,838
2014	--	--	--	--	2,545	2,545
2015	--	--	--	--	2,359	2,359
Thereafter	--	--	--	--	6,471	6,471
Total	$803	$16	$77	$4	$20,559	$21,459

*   Total does not include the amount due under the revolving credit note of $1,470,945.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $672,500 at December 31, 2010, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $1,470,945.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus 0.75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of December 31, 2010, there were no funds available under the term loan.  The Company believes refinancing of this term loan would be available if required for acquisitions.

The revolving credit note carries interest at prime (3.25% at December 31, 2010) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of December 31, 2010 was $1,470,945.  For additional information regarding this transaction, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of December 31, 2010 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 8.81%.

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

Financial Risk

•
Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus 0.25% and prime plus 0.75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $1,700; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the prime rate would have to increase 1.25% before there would be any interest expense increase.

•
Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security, which could require additional fees.

Operating Risk

•
Aging of accounts receivable could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $9,567,942 at December 31, 2010 compared with $8,351,314 at June 30, 2010.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at December 31, 2010 and June 30, 2010, respectively, and Bad Debt Expense for the six months ended December 31, 2010 and the year ended June 30, 2010:

	Accounts	Allowance for	Bad Debt
	Receivable	doubtful accounts	Expense

December 31, 2010	$13,797,632	$4,229,690	$1,663,301
June 30, 2010	11,353,637	3,002,323	2,131,392

•
The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs.  We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer-sponsored EAP.  The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 20% of our total revenue is derived from these clients.  No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

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

Change in Internal Controls

During the three months ended December 31, 2010, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Class A Common Stock

During the quarter ended December 31, 2010, the Company purchased equity securities as follows:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares
	Number of	Price	as part of Publicly	that May Yet be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

October 1, 2010 –
October 31, 2010	53,790	$1.335	53,740	846,170

November 1, 2010 –
November 30, 2010	--	$--	--	846,170

December 1, 2010 –
December 31, 2010	19,615	$1.528	19,615	826,555

TOTAL	73,405	$1.396	73,355	826,555

The 73,355 shares of PHC class A common stock were repurchased pursuant to a repurchase plan which was approved by PHC’s Board of Directors in June, 2010.  The repurchase plan was publicly announced on June 14, 2010 and is effective for the fiscal year ending June 30, 2011.  The plan allows for the purchase of 1,000,000 shares of PHC class A common stock on the open market during the 2011 fiscal year based on market conditions, opportunity and excess cash availability.  In addition to the price per share, the Company paid approximately $1,800 in brokerage fees related to the purchases made during the quarter ended December 31, 2010.

There were no sales of unregistered securities during the period.

Item 4.                       Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on December 16, 2010.  In addition to the election of directors (with regards to which (i) proxies were solicited pursuant to Regulation 14A under the Exchange Act, (ii) there was no solicitation in opposition to the management’s nominees as listed on the proxy statement, and (iii) all of such nominees were elected), the shareholders voted to approve the amendment to increase the number of shares of Class A Common Stock available for issuance under the 2004 Non-Employee Director Stock Option Plan from 350,000 shares to 950,000 shares; to approve the amendment to increase the number of shares of Class A Common Stock available for issuance under the 2003 Stock Purchase and Option Plan from 1,900,000 shares to 2,400,000 shares and to ratify the selection of BDO USA, LLP, Registered Public Accounting firm, to audit the Company’s books and records for the fiscal year ending June 30, 2011.  No other matters were brought before the shareholders.  The following table provides the total vote information on each matter voted upon during the 2010 annual meeting:

DIRECTOR		VOTE

	FOR	WITHHELD	UNVOTED
Class A Directors
Donald E. Robar	6,439,174	290,678	11,991,925
Howard W. Phillips	6,656,840	73,012	11,991,925

Class B Directors
Bruce A. Shear	721,259	--	53,762
William F. Grieco	721,259	--	53,762
David E. Dangerfield	721,259	--	53,762
Douglas J. Smith	721,259	--	53,762

PROPOSAL		VOTE

	FOR	AGAINST	ABSTAINED

To amend the 2004 Non-
Employee Director Stock
Option Plan	9,219,845	742,619	373,683

To amend the 2003 Stock
Purchase and Option Plan	9,161,696	801,268	373,183

To ratify the selection of BDO
USA, LLP	20,285,750	8,550	301,440

Item 6.                      Exhibits

Exhibit List

Exhibit No.	Description

10.30	Loan Sale Agreement by and between Bank of America, N.A. and Detroit Behavioral Institute, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as
adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHC, Inc.
Registrant

Date: February 14, 2011	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: February 14, 2011	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer