Form 10-Q
period 2011-03-31
PHC INC /MA/
filed 2011-05-11
CIK 915127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

Large accelerated filer __________	Accelerated filer __________

Non accelerated filer __________	Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes  ____          No   X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each class of common equity as of May 3, 2011:

Class A Common Stock	18,738,618
Class B Common Stock	773,717

	PHC, Inc.

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets – March 31,
	2011 and June 30, 2010	3

	Condensed Consolidated Statements of Operations -
	Three and nine months ended March 31, 2011 and March 31, 2010	4

	Condensed Consolidated Statements of Cash Flows –
	Nine months ended March 31, 2011 and March 31, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits	23

	Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,803,852	$4,540,278
Accounts receivable, net of allowance for doubtful accounts of $4,667,466 at
March 31, 2011 and $3,002,323 at June 30, 2010	9,498,219	8,333,766
Prepaid expenses	739,899	490,662
Other receivables and advances	2,326,863	743,454
Deferred income tax assets – current	1,145,742	1,145,742
Total current assets	16,514,575	15,253,902
Restricted cash	--	512,197
Accounts receivable, non-current	61,061	17,548
Other receivables	48,970	58,169
Property and equipment, net	4,748,712	4,527,376
Deferred income tax assets – non-current	1,495,144	1,495,144
Deferred financing costs, net of amortization of $692,869 and $582,972 at
March 31, 2011 and June 30, 2010	79,372	189,270
Goodwill	969,098	969,098
Other assets	2,257,323	2,184,749
Total assets	$26,174,255	$25,207,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529,546	$1,594,286
Current maturities of long-term debt	534,461	796,244
Revolving credit note	1,473,557	1,336,025
Current portion of obligations under capital leases	48,174	112,909
Accrued payroll, payroll taxes and benefits	1,969,598	2,152,724
Accrued expenses and other liabilities	1,248,817	1,040,487
Income taxes payable	--	23,991
Total current liabilities	6,804,153	7,056,666
Long-term debt, net of current maturities	69,774	292,282
Obligations under capital leases, net of current portion	--	19,558
Long-term accrued liabilities	810,756	582,953
Total liabilities	7,684,683	7,951,459
Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $.01 par value, 30,000,000 shares authorized,
19,950,211 and 19,867,826 shares issued at March 31, 2011 and June 30,
2010, respectively	199,502	198,679
Class B common stock, $.01 par value, 2,000,000 shares authorized, 773,717 and 775,021 issued and outstanding at March 31, 2011 and June 30, 2010,
each convertible into one share of Class A common stock	7,737	7,750
Additional paid-in capital	28,129,506	27,927,536
Treasury stock, 1,214,093 and 1,040,598 shares of Class A common stock at
March 31, 2011 and June 30, 2010, respectively, at cost	(1,808,734)	(1,593,407)
Accumulated deficit	(8,038,439)	(9,284,564)
Total stockholders’ equity	18,489,572	17,255,994
Total liabilities and stockholders’ equity	$26,174,255	$25,207,453
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Patient care, net	$14,061,773	$12,692,869	$41,971,221	$36,452,909
Contract support services	1,393,862	839,305	3,187,772	2,591,256
Total revenues	15,455,635	13,532,174	45,158,993	39,044,165
Operating expenses:
Patient care expenses	7,653,245	6,576,086	22,098,067	19,454,431
Cost of contract support services	1,019,957	733,603	2,543,115	2,202,584
Provision for doubtful accounts	684,904	547,810	2,348,205	1,476,128
Administrative expenses	5,121,327	4,893,235	15,228,490	14,259,979
Legal settlement	446,320	--	446,320	--
Total operating expenses	14,925,753	12,750,734	42,664,197	37,393,122

Income from operations	529,882	781,440	2,494,796	1,651,043

Other income (expense):
Interest income	86,215	39,023	185,626	101,130
Other income (expense)	(179,335)	18,260	(91,821)	141,921
Interest expense	(72,971)	(80,520)	(234,912)	(241,998)

Total other income (expense)	(166,091)	(23,237)	(141,107)	1,053

Income before provision for income taxes	363,791	758,203	2,353,689	1,652,096
Provision for income taxes	299,266	289,031	1,107,563	671,081

Net income	$64,525	$469,172	$1,246,126	$981,015

Basic net income per common share	$--	$0.02	$0.06	$0.05

Basic weighted average number of shares outstanding	19,500,873	19,762,241	19,498,579	19,854,099

Diluted net income per common share	$--	$0.02	$0.06	$0.05

Diluted weighted average number of shares outstanding	19,872,067	19,861,449	19,692,400	19,963,141
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,246,126	$981,015
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	832,789	863,010
Non-cash interest expense	109,898	109,896
Earnings of unconsolidated subsidiary	(26,210)	(65,545)
Share-based compensation	144,213	180,305
Provision for doubtful accounts	2,348,205	1,476,128
Changes in:
Accounts receivable and other receivable	(4,188,180)	(3,552,758)
Prepaid expenses and other current assets	(249,237)	(343,597)
Other assets	260,037	912
Accounts payable	(64,740)	171,657
Accrued expenses and other liabilities	229,016	820,382
Net cash provided by operating activities	641,917	641,405

Cash flows from investing activities:
Acquisition of property and equipment	(892,951)	(627,556)
Purchase of licenses	(28,360)	(22,210)
Equity investment in unconsolidated subsidiary	72,980	33,528
Investment in note receivable	(1,001,934)	--
Principal payments on note receivable	59,733	--
Net cash used in investing activities	(1,790,532)	(616,238)

Cash flows from financing activities:
Revolving debt, net	137,532	419,353
Principal payments on long term debt	(568,584)	(117,805)
Proceeds from issuance of common stock	58,568	38,805
Purchase of treasury stock	(215,327)	(298,273)
Net cash provided by (used in) financing activities	(587,811)	42,080

Net increase (decrease) in cash and cash equivalents	(1,736,426)	67,247
Beginning cash and cash equivalents	4,540,278	3,199,344
Ending cash and cash equivalents	$2,803,852	$3,266,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125,091	$132,098
Income taxes	1,241,528	845,525
See Notes to Condensed Consolidated Financial Statements.

PHC, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

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

Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, and Mount Regis Center, located in Salem, Virginia, and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 71-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility located in Detroit, Michigan, Seven Hills Hospital, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, one in Monroeville, Pennsylvania operating as Wellplace, three in Las Vegas, Nevada operating as Harmony Healthcare and three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area);

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by USGAAP for complete financial statements. The balance sheet at June 30, 2010 has been derived from the audited consolidated balance sheet at that date.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying financial statements should be read in conjunction with the June 30, 2010 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on September 24, 2010.

Estimates and assumptions

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Such estimates include patient care billing rates, realizability of receivables from third-party payors, rates for Medicare and Medicaid and the realization of deferred tax benefits and the valuation of goodwill, which represents a significant portion of the estimates made by management.

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

The stock option plan provides for the issuance of a maximum of 2,400,000 shares of Class A common stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company.  Subject to the provisions of this plan, the compensation committee of the Board of Directors (the “Board”) has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A common stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.  As of March 31, 2011, there were 1,421,313 options available for future grant under this plan.

The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees.  A maximum of 500,000 shares may be issued under this plan.  As of March 31, 2011, there were 428,064 shares available for future purchase under this plan.

The non-employee director’s stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Under the plan, a maximum of 950,000 shares may be issued.  Each outside director is granted an option to purchase 20,000 shares of Class A common stock, annually, at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  As of March 31, 2011, there were 530,000 options available for future grant under this plan.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Auditing Standards Codification (“ASC”) – “Compensation – Stock Compensation” (“ASC 718”).  Under the provisions of ASC 718, the Company recognizes the fair value of stock compensation as expense, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as equity instruments and there have been no liability awards granted.  Any income tax benefit related to stock compensation will be shown under the financing section of the statement of cash flows.  Based on the Company’s historical voluntary turnover rates for individuals in the positions who received options in the period, there was no forfeiture rate assumed.  It is assumed these options will remain outstanding for the full term of issue.  Under the true-up provisions of ASC 718, a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.  True-up provisions to date have not been material.

Under the provisions of ASC 718, the Company recorded stock-based compensation on its consolidated condensed statements of income of $30,844 and $38,603 for the three months ended March 31, 2011 and 2010, respectively and $144,213 and $180,304 for the nine months ended March 31, 2011 and 2010, respectively.

The Company had the following activity in its stock option plans for the nine months ended March 31, 2011:

	Number Of Shares	Weighted-Average Exercise Price Per Share	Intrinsic Value At March 31, 2011

Balance – June 30, 2010	1,558,500	$1.89
Granted	110,000	1.64
Exercised	(67,000)	0.63
Expired	(267,500)	2.33
Balance – March 31, 2011	1,334,000	$1.85	$1,168,388

Exercisable	1,043,685	$2.00	$782,158

The total intrinsic value of the options exercised during the nine months ended March 31, 2011 was $75,775.

The following table summarizes the activity of the Company’s stock options that have not vested for the nine months ended March 31, 2011.

	Number Of Shares	Weighted- Average Fair Value

Non-vested at July 1, 2010	369,128	$0.67
Granted	82,500	1.14
Expired	(13,125)	0.67
Vested	(148,188)	0.69
Non-vested at March 31, 2011	290,315	$0.80

The compensation cost related to the fair value of these shares of approximately $194,777 will be recognized as these options vest over the next three years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation granted.    There were no options granted during the three months ended March 31, 2011 or March 31, 2010.  The weighted-average fair value of the options granted for the nine months ended March 31, 2011 and March 31, 2010 was $1.14 and $0.63, respectively, using the following assumptions:

	Nine Months Ended
	March 31,
	2011	2010

Average risk-free interest rate	2.50%	2.76%
Expected dividend yield	None	None
Expected life	9.55 years	6.46 years
Expected volatility	61.61%	60.66%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,855,982	$1,855,982	$--	$--

Total	$1,855,982	$1,855,982	$--	$--

As of March 31, 2011 and June 30, 2010, the fair value of the Company’s other financial instruments, which include cash and cash equivalents, accounts receivable, other receivables, notes receivable, accounts payable and long-term debt, approximate the carrying amounts of the respective asset and liability due to the short-term nature of these financial instruments and market rates and interest.

Note E - Business Segment Information

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

	Treatment Services	Contract Services	Administrative Services	Eliminations	Total

For the three months
ended March 31, 2011:
Revenue–external
customers	$14,061,773	$1,393,862	$--	$--	$15,455,635
Revenues – intersegment	1,076,042	--	1,293,105	(2,369,147)	--
Segment net income (loss)	1,326,963	377,935	(1,640,373)	--	64,525
Capital expenditures	88,032	64,686	3,900	--	156,618
Depreciation &
amortization	223,463	23,831	39,460	--	286,754
Interest expense	34,627	--	38,344	--	72,971
Provision for income taxes	--	--	299,266	--	299,266

Note E – Business Segment Information (continued)

	Treatment Services	Contract Services	Administrative Services	Elimination	Total

For the three months ended
March 31, 2010:
Revenue–external
customers	$12,692,869	$839,305	$--	$--	$13,532,174
Revenues – intersegment	1,061,178	--	1,249,998	(2,311,176)	--
Segment net income (loss)	1,854,087	105,727	(1,490,642)	--	469,172
Capital expenditures	259,233	1,275	2,608	--	263,116
Depreciation &
amortization	206,262	21,138	61,566	--	288,966
Interest expense	39,397	--	41,123	--	80,520
Provision for income taxes	--	--	289,031	--	289,031

For the nine months ended
March 31, 2011:
Revenue–external
customers	$41,971,221	$3,187,772	$--	$--	$45,158,993
Revenues – intersegment	3,161,348	--	3,879,315	(7,040,663)	--
Segment net income (loss)	5,214,709	661,482	(4,630,065)	--	1,246,126
Capital expenditures	808,178	78,273	6,500	--	892,951
Depreciation &
amortization	650,322	63,794	118,673	--	832,789
Interest expense	117,788	--	117,124	--	234,912
Provision for income taxes	--	--	1,107,563	--	1,107,563
Identifiable assets	18,832,582	1,148,204	6,193,469	--	26,174,255
Goodwill and intangible
assets	969,098	--	--	--	969,098

For the nine months ended
March 31, 2010:
Revenue–external
Customers	$36,452,909	$2,591,256	$--	$--	$39,044,165
Revenues – intersegment	2,896,258	--	3,749,994	(6,646,252)	--
Segment net income (loss)	4,690,917	388,759	(4,098,661)	--	981,015
Capital expenditures	516,458	17,847	93,251	--	627,556
Depreciation &
amortization	616,570	59,532	186,908	--	863,010
Interest expense	116,882	--	125,116	--	241,998
Provision for income taxes	--	--	671,081	--	671,081

At June 30, 2010:
Identifiable assets	16,214,982	630,558	8,361,913	--	25,207,453
Goodwill and intangible
assets	969,098	--	--	--	969,098

Note F - Recent Accounting Pronouncements

Recently Issued Standards

    During the quarter ended March 31, 2011, there were no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

Recently Adopted Standards

During the quarter ended March 31, 2011, we did not adopt any new accounting standards that had a material impact on our consolidated financial statements.

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2011, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2006-2009 remain open to examination by the major taxing authorities to which we are subject.

Note H – Restricted Cash

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee reached binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company initiated.  During the quarter ended March 31, 2010, the Michigan Court of Appeals denied the appeal.  The Company then filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expected a favorable outcome, no provision was made for this judgment; however, the Company placed $512,197 in escrow as required by the courts.  Subsequent to quarter end the Michigan Supreme Court found in favor of the terminated employee requiring the Company to pay $446,320, which includes accrued interest, to the terminated employee to satisfy this judgment.  This amount is shown as a legal settlement expense in operations of the quarter ended March 31, 2011 in the accompanying condensed consolidated statements of income.

Note I -Basic and Diluted Income Per Share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B common stock has additional voting rights.  All dilutive common stock equivalents are included in the calculation of diluted earnings per share.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:
	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Weighted average shares
outstanding – basic	19,500,873	19,762,241	19,498,579	19,854,099
Employee stock options	362,083	99,208	188,815	109,042
Warrants	9,111	--	5,007	--

Weighted average shares
outstanding – fully diluted	19,872,067	19,861,449	19,692,400	19,963,141

The following table summarizes securities outstanding as of March 31, 2011 and 2010, but not included in the calculation of diluted net earnings per share because such shares are anti-dilutive:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Employee stock options	409,000	971,500	549,000	971,500
Warrants	363,000	343,000	363,000	343,000
Total	772,000	1,314,500	912,000	1,314,500

Note J - Note Receivable

On November 13, 2010, the Company, through its subsidiary Detroit Behavioral Institute, Inc., d/b/a Capstone Academy, a wholly owned subsidiary of the Company (“Capstone Academy”), purchased the rights under certain identified notes (the “Notes”) held by Bank of America and secured by the property leased by Capstone Academy for $1,250,000.  The Notes were in default at the time of the purchase and the Company has initiated foreclosure proceedings in the courts.  The Notes were purchased using cash flow from operations.  The Company has recorded the value of the Notes in other receivables, current, in the accompanying condensed consolidated financial statements.  The Company believes the value of the Notes are fully recoverable based on the current value of the property securing the Notes.

Note K – Material Definitive Agreement

On March 15, 2011, the Company entered into an Asset Purchase Agreement with Universal Health Services, Inc. to acquire substantially all of the operating assets (other than cash), and assume certain liabilities associated with, MeadowWood Behavioral Health, a fifty-eight bed behavioral health facility located in New Castle, Delaware, for $21.5 million in cash.  The closing is contingent upon regulatory approval, including approval from the Federal Trade Commission and appropriate regulatory agencies of the State of Delaware.  The Company expects the transaction to close in the last fiscal quarter of 2011.

The Company has also entered into a commitment letter with Jefferies Finance LLC, in order to finance the transaction.  Jefferies Finance, LLC has agreed, subject to the terms and conditions of the commitment letter, to provide the financing for a new senior secured term loan of up to $23.5 million, which is intended to finance the transaction, and a $3.0 million senior secured revolving credit facility.

Note L – Other Expense

During the current fiscal year, the Company identified a failure with respect to prior year Average Deferral Percentage ("ADP") and Actual Contribution Percentage ("ACP") testing in the 401(k) plan.  The Company does not consider this to be a material operational failure and is correcting by filing under the IRS' Employee Plans Compliance Resolution Program (Rev Proc 2008-50), with the assistance of counsel.  During the current quarter, the Company determined that approximately $185,000 will be the non-voluntary contribution to the 401(k) plan required by the IRS in connection with this compliance failure and recorded this expense as other expense in the accompanying income statement.

Note M- Reclassifications

Certain prior period amounts have been reclassified to be consistent with the March 31, 2011 presentation.

Note N –Subsequent Events:

The Company evaluated subsequent events through May 10, 2011, which is the date these financial statements were available for issue, and did not find any unrecorded reportable subsequent events, except as discussed in Note H.

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

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (the “Parity Act”).  The Parity Act is now law and its full implementation started January 1, 2011.  This legislation has improved access to the Company’s programs but its total effect on behavioral health providers cannot yet be assessed at this early stage.  Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.  The current economic conditions continue to challenge the Company’s profitability through increased uninsured patients in our fee for service business and increased utilization in our capitated business.

Critical Accounting Policies

The preparation of our financial statements in accordance with USGAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, accounts receivable reserves, income tax valuation allowances, and the impairment of goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the American Institute of Certified Public Accountants (“AICPA”) “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in the nine months ended March 31, 2011 for revenue booked in prior years resulted in a decrease in net revenue of approximately $261,000.  Net contractual adjustments recorded in the nine months ended March 31, 2010 for revenue booked in prior years resulted in a decrease in net revenue of approximately $83,500.

For the quarter and nine months ended March 31, 2011, a Medicare cost report settlement in the amount of $65,143 was recorded.  For the quarter ended March 31, 2010, a Medicare cost report settlement in the amount of $68,277 was received.  For the nine months ended March 31, 2010, a total of $92,267 in cost report settlements was recorded.

Net Revenue by Payor (in thousands)
	For the Three Months				For the Nine Months				For the Fiscal Year
	Ended March 31,				Ended March 31,				Ended June 30,
	2011		2010		2011		2010		2010
	$	%	$	%	$	%	$	%	$	%

Private Pay	$1,169	8	$831	6	$3,441	8	$2,474	7	$3,495	7
Commercial	9,290	66	8,132	64	27,130	65	24,195	66	32,915	66
Medicare *	1,441	10	1,094	9	4,656	11	2,099	6	3,237	7
Medicaid	$2,162	16	$2,636	21	$6,744	16	$7,685	21	$10,000	20

Net Revenue	$14,062		$12,693		$41,971		$36,453		$49,647

* Includes Medicare settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)
As of March 31, 2011

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$66	$268	$253	$219	$169	$140	$212	$30	$1,357
Commercial	3,420	870	301	204	125	88	146	16	5,170
Medicare	511	185	101	40	38	42	37	3	957
Medicaid	1,643	188	91	67	30	29	20	7	2,075
Total	$5,640	$1,511	$746	$530	$362	$299	$415	$56	$9,559

As of June 30, 2010

Payor	Current	Over 30	Over 60	Over 90	Over 120	Over 150	Over 270	Over 360	Total

Private Pay	$--	$62	$45	$50	$60	$137	$13	$151	$518
Commercial	3,074	795	529	364	285	374	27	52	5,500
Medicare	349	82	19	4	7	23	--	--	484
Medicaid	1,537	145	46	57	35	20	5	4	1,849
Total	$4,960	$1,084	$639	$475	$387	$554	$45	$207	$8,351

    The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company were 64 days at March 31, 2011 and 61 days at June 30, 2010.  The table below shows the DSO by segment for the same periods.

Period End	Treatment Services	Contract Services

03/31/2011	62	74
06/30/2010	61	53

     Contract support service revenue is a result of fixed fee contracts to provide telephone support.  Revenue for these services is recognized ratably over the service period.  Revenues and receivables from our contract services division are based on a prorated monthly allocation of the total contract amount and usually paid within 30 days of the end of the month.  A recent large rate increase under one of these contracts artificially inflated the days outstanding calculation for the nine month period ended March 31, 2011.

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

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods.  During fiscal year 2010, the Company recorded a tax expense of $1,106,100.  For the quarter and nine months ended March 31, 2011, the Company recorded estimated tax expense of $299,266 and $1,107,563, respectively, based on net income recorded to date and projected net income for the fiscal year.

In accordance with ASC 740, the Company may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  As of June 30, 2010 and March 31, 2011, the Company recorded a valuation allowance of $150,103 against its deferred tax asset.  This amount relates to Arizona state net operating loss carryovers.  Tax authorities periodically challenge certain transactions and deductions reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Results of Operations

The following table illustrates our consolidated results of operations for the three months and nine months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2011		2010		2011		2010
	(in thousands)
Statements of
Operations Data:	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$15,456	100.0	$13,532	100.0	$45,159	100.0	$39,044	100.0
Cost and expenses:
Patient care expenses	7,654	49.5	6,576	48.6	22,099	48.9	19,454	49.8
Contract expenses	1,020	6.6	734	5.4	2,543	5.6	2,203	5.7
Provision for bad debts	685	4.4	548	4.0	2,348	5.2	1,476	3.8
Administrative expenses	5,121	33.1	4,893	36.2	15,228	33.8	14,260	36.5
Legal settlement	446	2.9	--	--	446	1.0	--	--
Interest expense	73	0.5	80	0.6	235	0.5	242	0.6
Other (income) expenses,
net	93	0.6	(57)	(0.4)	(94)	(0.2)	(243)	(0.6)

Total expenses	15,092	97.6	12,774	94.4	42,805	94.8	37,392	95.8

Income before income
taxes	364	2.4	758	5.6	2,354	5.2	1,652	4.2

Income tax provision	299	1.9	289	2.1	1,108	2.4	671	1.7

Net income	$65	0.5	$469	3.5	$1,246	2.8	$981	2.5

Results of Operations

Total net revenues from operations increased 14.2% to $15,455,635 for the three months ended March 31, 2011 from $13,532,174 for the three months ended March 31, 2010 and increased 15.7% to $45,158,993 for the nine months ended March 31, 2011 from $39,044,165 for the nine months ended March 31, 2010.  This increase is due to increases in census at our in-patient facilities and a significant increase in contract support service revenue.

Net patient care revenue increased 10.8% to $14,061,773 for the three months ended March 31, 2011 from $12,692,869 for the three months ended March 31, 2010 and 15.1% to $41,971,221 for the nine months ended March 31, 2011 from $36,452,909 for the nine months ended March 31, 2010.  This increase is primarily due to an overall increase in census at our inpatient facilities, including Seven Hills Hospital, Highland Ridge and Harbor Oaks.  Census at our inpatient facilities increased 6.2% for the nine months ended March 31, 2011 compared to the same nine months last year.  Included in the census are patients admitted to or being seen at our own facilities under capitated agreements held by sister companies.  The revenues associated with these intercompany admissions and visits are eliminated in the consolidation, which may result in higher census and lower net revenue depending on the payor mix of other admissions.

Two key indicators of profitability of inpatient facilities are patient days, or census, and payor mix. Patient days is the product of the number of patients times length of stay.  Increases in the number of patient days result in higher census, which coupled with a more favorable payor mix (more patients with higher paying insurance contracts or paying privately) will usually result in higher profitability.  Therefore, patient census and payor mix are monitored very closely.  Census for the quarter ended March 31, 2011 increased 8.4% or 1,481 days for the quarter as a result of increased census at Seven Hills Hospital, Highland Ridge Hospital and Harbor Oaks.

Contract support services revenue provided by Wellplace increased 66.1% to $1,393,862 for the three months ended March 31, 2011 compared to $839,305 for the three months ended March 31, 2010 and 23.0% to $3,187,772 for the nine months ended March 31, 2011 from $2,591,256 for the nine months ended March 31, 2010. This increase is due to expansion of the Wayne County call center contract in December 2010, which increased services provided and payment under the contract.

Patient care expenses in our treatment centers increased 16.4% to $7,653,245 for the three months ended March 31, 2011 from $6,576,086 for the three months ended March 31, 2010 and 13.6% to $22,098,067 for the nine months ended March 31, 2011 from $19,454,431 for the nine months ended March 31, 2010.  This increase in expenses is due to increased census as noted above and higher utilization under the capitated contracts.  The majority of the increases in expenses relate to direct care expenses such as payroll, taxes, consultant services and contract expenses which includes payment to unrelated facilities for bed days under the contract that we are unable to provide internally.  Payroll and service related expenses increased 15.7% to $5,768,992 for the three months ended March 31, 2011 from $4,984,301 for the same period a year ago and 16.0% to $17,114,884 for the nine months ended March 31, 2011 as compared to $14,747,943 for the same period a year ago.  Payroll tax expense increased 23.3% to $526,807 for the three months ended March 31, 2011 from $427,132 for the three months ended March 31, 2010 and 17.3% to $1,229,478 for the nine months ended March 31, 2011 from $1,048,122 for the same period last year.  Contract expenses related to the capitated contracts increased 3.3% to $1,418,373 for the three months ended March 31, 2011 from $1,373,585 for the three months ended March 31, 2010 and remained relatively stable at $3,998,876 for the nine months ended March 31, 2011 compared to $3,997,514 for the same period a year ago.  Medical records expense increased to $137,664 for the three months ended March 31, 2011 from $840 for the same period a year ago and to $225,076 for the nine months ended March 31, 2011 from $840 for the same period a year ago.  These expenses were included in consulting fees expenses in previous years when most facilities began outsourcing this service.  Lab fees increased 27.6% to $94,308 for the three months ended March 31, 2011 from $73,885 for the same period a year ago and 23.9% to $284,443 for the nine months ended March 31, 2011 from $229,498 for the same period a year ago.  Patient transportation expense decreased 19.5% to $56,548 for the three months ended March 31, 2011 from $70,219 for the same period a year ago and 11.8% to $165,129 for the nine months ended March 31, 2011 from $187,239 for the same period a year ago.  Pharmacy expense decreased 8.7% to $192,558 for the quarter ended March 31, 2011 from $210,932 for the same period a year ago and 2.7% to $589,001 for the nine months ended March 31, 2011 from $605,464 for the same period a year ago.

Contract support services expenses increased 39.0% to $1,019,957 for the three months ended March 31, 2011 from $733,603 for the three months ended March 31, 2010 and 15.5% to $2,543,115 for the nine months ended March 31, 2011 from $2,202,584 for the nine months ended March 31, 2010.  This increase is due to expansion of the Wayne County call center contract in December 2010, which increased services provided and payment under the contract.  The contract change not only required additional staff to support but an increase in the required level of education of the support staff.

Provision for doubtful accounts increased 25.0% to $684,904 for the three months ended March 31, 2011 from $547,810 for the three months ended March 31, 2010 and increased 59.1% to $2,348,205 for the nine months ended March 31, 2011 from $1,476,128 for the nine months ended March 31, 2010.  This bad debt expense is less than the Company’s projected cost of 5% of net revenues and is largely attributable to the overall increase in receivables as a result of increased patient care revenue.  The Company’s policy is to maintain reserves based on the age of its receivables.

Administrative expenses increased 4.7% to $5,121,327 for the three months ended March 31, 2011 from $4,893,235 for the three months ended March 31, 2010 and 6.8% to $15,228,490 for the nine months ended March 31, 2011 from $14,259,979 for the nine months ended March 31, 2010.  This includes approximately $250,000 in start up expenses related to Renaissance Recovery, the new 24 bed adolescent Chemical Dependency facility which opened subsequent to quarter end.  Administrative payroll increased 10.1% for the quarter ended March 31, 2011 and 10.2% for the nine months ended March 31, 2011, respectively, compared to the same periods a year ago.    Marketing expense increased 15.7% for the three months ended March 31, 2011 and 35.8% for the nine months ended March 31, 2011, compared to the same periods a year ago.  Advertising expense increased 84.6% for the three months ended March 31, 2011 and 9.1% for the nine months ended March 31, 2011 as compared to the same period a year ago, as we advertised new programs and facilities.  Employee benefits increased 22.4% for the three months ended March 31, 2011 and 30.1% for the nine months ended March 31, 2011 as compared to the same period a year ago.

A legal settlement expense of $446,320 was recorded in the quarter ended March 31, 2011 relating to the ruling by the Michigan Supreme Court in favor of a terminated employee, upholding the 2008 decision of the Arbitrator.  Since, prior to the ruling of the Michigan Supreme Court, the Company believed the decision of the Arbitrator was reached in error, no charge was taken against income for the award until the final ruling of the Supreme Court in March 2011.

Interest income increased 120.9% to $86,215  for the three months ended March 31, 2011 from $39,023 for the three months ended March 31, 2010 and 83.6% to $185,626 for the nine months ended March 31, 2011 from $101,130 for the nine months ended March 31, 2010.  This change is due to the interest paid and accrued related to the Notes acquired from Bank of America in November 2010.

Other income/expense decreased to an expense of $179,335 for the three months ended March 31, 2011 as compared to income of $18,260 for the three months ended March 31, 2010 and to an expense of $91,821 for the nine months ended March 31, 2011 from income of $141,921 for the nine months ended March 31, 2010.  This decrease is due to approximately $185,000 recorded as an expense that is estimated by the Company to be required as a non-voluntary contribution to the 401(k) plan as a result of prior year compliance test failures.  With the assistance of counsel, the Company has filed the IRS' Employee Plans Compliance Resolution Program (Rev Proc 2008-50) and is awaiting their response before taking further action toward resolution.  The administration of the Company’s 401(k) plan is outsourced to an independent third party provider, who has the responsibility to assure timely completion of the compliance testing of the plan.

Interest expense decreased 9.4% to $72,971 for the three months ended March 31, 2011 from $80,520 for the three months ended March 31, 2010 and 2.9% to $234,912 for the nine months ended March 31, 2011 from $241,998 for the nine months ended March 31, 2010.  This decrease is primarily due to minor decreases in long-term debt.

The Company’s income tax expense of $1,107,563 for the nine months ended March 31, 2011 is based on an estimated combined tax rate of approximately 47% for both Federal and State taxes calculated using income before taxes for the nine months and projected net income for the fiscal year.  If this estimate is found to be high or low, adjustments will be made in the period of the determination.

There are no trends that the Company expects will have a material impact on the Company’s revenues or net income.

Liquidity and Capital Resources

The Companies’ net cash provided by operating activities was $641,917 for the nine months ended March 31, 2011 compared to $641,405 for the nine months ended March 31, 2010.  Cash flow provided by operations in the nine months ended March 31, 2011 consists of net income of $1,246,126, non-cash activity including depreciation and amortization of $832,789, non–cash interest expense of $109,898, non-cash share based compensation charges of $144,213, provision for doubtful accounts of $2,348,205, offset by earnings from unconsolidated subsidiaries of

$26,210.  Cash was also provided by a $260,037 decrease in other assets and a $229,016 increase in accrued expenses and other liabilities offset by a $64,740 increase in accounts payable, a $4,188,180 increase in accounts receivable and a $249,237 increase in prepaid expenses.

Cash used in investing activities of $1,790,532 in the nine months ended March 31, 2011 consisted of $892,951 in capital expenditures, $28,360 used in the purchase of licenses and $1,001,934 used to acquire Notes receivable, offset by $72,980 received from the Company’s investment in unconsolidated subsidiaries and $59,733 received in payment of notes receivable, compared to $627,556 in capital expenditures, $22,210 used in the purchase of licenses offset by $33,528 received from the Company’s investment in unconsolidated subsidiaries during the same period last year.  The Company expects similar capital expenditures going forward.

Cash used in financing activities of $587,811 in the nine months ended March 31, 2011 consisted of net proceeds from borrowings of $137,532 and proceeds from the issuance of common stock of $58,568, offset by payments on long term debt of $568,584 and the acquisition of treasury stock of $215,327.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of March 31, 2011, accounts receivable from patient care, net of allowance for doubtful accounts, increased 14.5% to $9,559,280 from $8,351,314 on June 30, 2010.  This increase is a result of increased revenue from Seven Hills Hospital and Highland Ridge.  The Company monitors increases in accounts receivable closely and, based on the aging of the receivables outstanding, is confident that the increase is not indicative of a payor problem.  Over the years, we have increased staff, standardized some procedures for determining insurance eligibility and collecting receivables and established a more aggressive collection policy.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  Our collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy the Company has redoubled its efforts to collect accounts early.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2011 are as follows (in thousands):

YEAR ENDING					OPERATING
March 31,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2012	$534	$9	$48	$2	$3,469	$4,062
2013	54	4	--	--	3,166	3,224
2014	16	--	--	--	2,911	2,927
2015	--	--	--	--	2,605	2,605
2016	--	--	--	--	2,358	2,358
Thereafter	--	--	--	--	5,877	5,877
Total	$604	$13	$48	$2	$20,386	$21,053

* Total does not include the amount due under the revolving credit note of $1,473,557.  This amount represents amounts advanced on the accounts receivable funding described below and is shown as a current note payable in the accompanying financial statements.

In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $1,473,557 at March 31, 2011, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $485,000.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

 The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of March 31, 2011, there were no funds available under the term loan.  The Company believes refinancing of this term loan would be available if required for acquisitions.

The revolving credit note carries interest at prime (3.25% at March 31, 2011) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of March 31, 2011 was $1,473,557.  The balance outstanding as of March 31, 2011 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 8.58%.

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

Operating Risk

• Aging of accounts receivable could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $9,559,280 at March 31, 2011 compared with $8,351,314 at June 30, 2010.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at March 31, 2011 and June 30, 2010, respectively, and Bad Debt Expense for the nine months ended March 31, 2011 and the year ended June 30, 2010:

	Accounts Receivable	Allowance for doubtful accounts	Bad Debt Expense

March 31, 2011	$14,226,746	$4,667,466	$2,348,205
June 30, 2010	11,353,637	3,002,323	2,131,392

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

Change in Internal Controls

During the three months ended March 31, 2011, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended December 31, 2008, certain litigation involving the Company and a terminated employee reached binding arbitration.  As a result of this arbitration, the Arbitrator awarded the employee approximately $410,000 plus costs. In the calculation of the amount awarded, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company initiated.  During the quarter ended March 31, 2010, the Michigan Court of Appeals denied the appeal.  The Company then filed an appeal with the Michigan Supreme Court.  Since the Company and its attorney expected a favorable outcome, no provision was made for this judgment; however, the Company placed $512,197 in escrow as required by the courts.  Subsequent to quarter end the Michigan Supreme Court found in favor of the terminated employee requiring the Company to pay $446,320, which includes accrued interest, to the terminated employee to satisfy this judgment.  This amount is reflected as a legal settlement expense in operations of the current quarter in the accompanying condensed consolidated Statements of Income.

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

PHC, Inc.
Registrant

Date: May 10, 2011	/s/ Bruce A. Shear
Bruce A. Shear
President
Chief Executive Officer

Date: May 10, 2011	/s/ Paula C. Wurts
Paula C. Wurts
Treasurer
Chief Financial Officer