Form 10-K
period 2011-06-30
PHC INC /MA/
filed 2011-08-18
CIK 915127

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011
[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-33323
PHC, INC.
(Exact name of registrant as specified in its charter)
Massachusetts	04-2601571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Lake Street, Suite 102, Peabody MA	01960
(Address of principal executive offices)	(Zip Code)
978-536-2777
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
Securities registered under Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ___	No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___	No _X_

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

Large Accelerated Filer ____	Accelerated Filer ____

Non-Accelerated Filer _____	Smaller reporting company	_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___	No _X_

As of December 31, 2010, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $29.1 million.
As of August 10, 2011, 18,764,118 shares of the registrant’s Class A Common Stock and 773,717 shares of the registrant’s Class B Common Stock were outstanding.

PART I

All references in this Annual Report on Form 10-K to “Pioneer,” “PHC,” “the Company,” “we,” “us,” or “our” mean, unless the context otherwise requires, PHC, Inc. and its consolidated subsidiaries.

Item 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

Our Company is a national healthcare company, which, through wholly owned subsidiaries, provides psychiatric services to individuals who have behavioral health disorders including alcohol and drug dependency and to individuals in the gaming and transportation industries.  Our subsidiaries operate substance abuse treatment facilities in Utah, Virginia and Michigan, four outpatient psychiatric facilities in Michigan, three outpatient psychiatric facilities in Nevada, one outpatient psychiatric facility in Pennsylvania and three psychiatric hospitals, one in Delaware, acquired July 1, 2011, one in Michigan and one in Nevada and a residential treatment facility in Michigan.  We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.  The Company also operates a website, Wellplace.com, which provides education and training for the behavioral health professional and internet support services to all of our subsidiaries.

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

On July 1, 2011, the Company completed the acquisition of MeadowWood Behavioral Health, a behavioral  health facility located in New Castle, Delaware (“MeadowWood”) from Universal Health Services, Inc. (the “Seller”) pursuant to the terms of an Asset Purchase Agreement, dated as of March 15, 2011, between the Company and the Seller (the “Purchase Agreement”).  In accordance with the Purchase Agreement, PHC MeadowWood, Inc., a Delaware corporation and subsidiary of the Company (“PHC MeadowWood”) acquired substantially all of the operating assets (other than cash) and assumed certain liabilities associated with MeadowWood.  The purchase price was $21,500,000, and is subject to a working capital adjustment.  At closing, PHC MeadowWood hired Seller’s employees currently employed at MeadowWood and assumed certain obligations with respect to those transferred employees.  Also at closing, PHC MeadowWood and the Seller entered into a transition services agreement to facilitate the transition of the business.  (For additional information regarding this transaction, please see our report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011).

In addition, on May 23, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acadia Healthcare Company, Inc., a Delaware corporation (“Acadia”), and Acadia Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Acadia (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”).  Upon the completion of the Merger, Acadia stockholders will own approximately 77.5% of the combined company and PHC’s stockholders will own approximately 22.5% of the combined company. The Merger is intended to qualify for federal income tax purposes as a reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended. Acadia operates a network of 19 behavioral health facilities with more than 1,700 beds in 13 states. (For additional information regarding this transaction, please see our report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2011 and our preliminary proxy statement filed with the Securities and Exchange Commission on July 13, 2011).

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

The Company believes that because of the apparent unmet need for certain clinical and medical services, and its continued expansion into various modalities of care for the chemically dependent, that its strategy has been successful despite national trends towards shorter inpatient stays and rigorous scrutiny by managed care organizations.

Company Operations

The Company has been able to secure insurance reimbursement for longer-term inpatient treatment as a result of its success with poor prognosis patients.  The Company’s two adult substance abuse facilities work together to refer patients to the center that best meets the patient's clinical and medical needs.  Each facility caters to a slightly different patient population including high-risk, relapse-prone chronic alcoholics, drug addicts and dual diagnosis patients (those suffering from both substance abuse and psychiatric disorders).  The programs are sensitive to the special behavioral health problems of children, women and Native Americans.  The Company concentrates on providing services to insurers, managed care networks and health maintenance organizations for both adults and adolescents.  The Company's clinicians often work directly with managers of employee assistance programs to select the best treatment facility possible for their clients.

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

During fiscal 2011, Highland Ridge expanded its services to include the operation and management of a 26 bed psychiatric unit at Pioneer Valley Hospital located in West Valley City, Utah.  The contract calls for reimbursement to Highland Ridge of all costs incurred in the management of the unit and a share in the profitability of the unit.  Highland Ridge also provides assessment and referral services to other local hospitals on a fee for service basis.

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

RENAISSANCE RECOVERY — Renaissance Recovery is a 24-bed alcohol and drug treatment facility located in Detroit, Michigan which opened in April 2011. Renaissance Recovery treats boys and girls between the ages of 12 and 17, in need of behavioral health treatment due to chemical impairment.

The program incorporates a co-occurring based assessment model to identify and treat both substance abuse and mental health disorders, combining substance abuse therapy, educational services, medication therapy, group therapy and peer support and family counseling (parent(s), guardians and extended family and care givers). Techniques to recognize and manage internal emotional “triggers” that lead to substance or psychiatric relapse are taught as a feature of the therapy each child receives, individually and within a group.

Multi-disciplinary teams of licensed, certified and boarded professional staff utilize an eclectic therapy approach which includes cognitive behavioral therapy.

The residential program is case dependent, and length of stay may be from a period of minimally 5-7 days or up to a full program of thirty days or more as warranted. Step down from this program is continued through other Pioneer facilities for in-patient or out-patient treatment as appropriate to the “treatment plan’’ developed upon discharging.

The program accepts most insurance plans and is licensed by the State of Michigan as a Substance Abuse provider and as a Child Caring Institution and accredited by the Council on Accreditation.

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

The Company offers inpatient and partial hospitalization and psychiatric services through Harbor Oaks Hospital located in New Baltimore, Michigan and Seven Hills Hospital located in Las Vegas, Nevada and residential treatment to adjudicated juveniles through Detroit Behavioral Institute, Inc., dba Capstone Academy, located in Detroit Michigan.  In addition, the Company currently operates seven outpatient psychiatric facilities.

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

In September 2009, Harbor Oaks Hospital replaced its residential unit with a much needed specialty unit for the treatment of chemical dependency.  Harbor Oaks also operates an outpatient site near New Baltimore, Michigan.  Its close proximity to the hospital allows for a continuum of care for patients after discharge.

DETROIT BEHAVIORAL INSTITUTE – Detroit Behavioral Institute operates a 66-bed residential treatment facility licensed as Capstone Academy. It is located in midtown Detroit and serves adjudicated adolescents diagnosed as seriously emotionally disturbed. These adolescents are placed in Capstone Academy by court order.

Prior to January of 2009, this program was operated in a setting on the campus of the Detroit Medical Center, and was licensed for fifty residents (30 boys/20 girls). In early 2009, all residents were moved to the current Capstone Academy location. Pursuant to licensing guidelines and the review and approval of sound and therapeutic programming, the State of Michigan Department of Human Services allowed the Company to increase the number of beds by 16. This became effective in June 2009.  In its present configuration, the facility includes twelve designated beds for a special program for girls requiring a more intensive and comprehensive treatment model, while the remaining fifty-four beds, which can be allocated for either boys or girls as referrals dictate, offer a more traditional treatment model.  In all programs, however, intensive treatment models address and treat residents as appropriate to their needs with individual, group and family counseling.

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

The Company is approved by the local school district, in accordance with state law to operate as a school under its auspices, for the education of program residents. Consequently, when residents transition back to the community they do so without losing school credits. Transcripts, testing scores and related items are readily accepted by the new education environment.  We have successfully fulfilled this obligation for five years, with improved success.  This allows our programs to integrate the residents’ education with their individual treatment model and provide the best education possible without transporting the individuals to another site.

SEVEN HILLS HOSPITAL - Seven Hills Hospital, a 58-bed psychiatric hospital located in Las Vegas, Nevada is licensed by the State of Nevada, accredited by The Joint Commission and received Medicare certification in July 2010.  Seven Hills provides services to clients covered under the capitated contracts of the Company’s other subsidiary, Harmony Healthcare.  Seven Hills has provided inpatient psychiatric care to adults since its opening in 2008 and began providing psychiatric care to adolescents in the third quarter of fiscal 2010.  Its treatment programs were expanded in fiscal 2009 to include detoxification and residential treatment of chemical dependency.  PHC, through its subisdiary Seven Hills Hospital, Inc., leases Seven Hills Hospital from Seven Hills Psych Center, LLC, which constructed the hospital to PHC's specifications.  PHC owns a 15.24% interest in Seven Hills Psych Center, LLC.

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

NORTH POINT-PIONEER, INC. – North Point consists of three outpatient clinical offices strategically and geographically located to serve a large and populous region in Michigan.  The clinics provide outpatient psychiatric and substance abuse treatment to children, adolescents and adults operating under the name Pioneer Counseling Center.  The three clinics are located in close proximity to the Harbor Oaks facility, which allows for more efficient integration of inpatient and outpatient services and provides for a larger coverage area and the ability to share personnel which results in cost savings.  Since 2005, North Point has provided services under a contract with Macomb County Office of Substance Abuse to provide behavioral health outpatient and intensive outpatient services for indigent and Medicaid clients residing in Macomb County.  The contract is renewable annually with an estimated annual value of $55,000.

MEADOWWOOD BEHAVIORAL HEALTH. – MeadowWood, located in New Castle, Delaware, was acquired by PHC on July 1, 2011. The facility is an acute care psychiatric hospital with 58 beds providing services to adults suffering with mental illness and substance abuse. MeadowWood is licensed by the Delaware Department of Health and Social Services, Medicare certified and accredited by The Joint Commission. MeadowWood has both inpatient and partial hospitalization services focused on geriatric, co-occurring and acute mental disorders. MeadowWood anticipates seeking approval for additional beds to expand the facility during the next 12 months.    The acquisition was made in connection with the divestiture requirements imposed on Universal Health Services following its acquisition of PSI.

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

Operating Statistics

The following table reflects selected financial and statistical information for all services.

	Year Ended June 30, (unaudited)
	2011	2010	2009	2008	2007
Inpatient
Net patient service revenues	$36,693,784	$29,743,377	$23,634,602	$22,327,159	$21,508,417
Net revenues per patient day (1)	$542	$477	$438	$383	$395
Average occupancy rate (2)	78.7%	75.7%	69.7%	85.0%	83.0%
Total number of licensed beds at the end of the period	285	260	260	244	180
Source of Revenues:
Private (3)	59.0%	56.2%	54.9%	48.2%	50.2%
Government (4)	41.0%	43.8%	45.1%	51.8%	49.8%
Partial Hospitalization and Outpatient
Net Revenues:
Individual	$8,792,896	$7,325,916	$5,800,090	$6,603,002	$6,518,115
Contract	$12,009,055	$12,578,102	$13,165,271	$11,925,916	$7,995,997
Sources of revenues:
Private	98.6%	98.9%	99.1%	99.1%	98.6%
Government	1.4%	1.1%	0.9%	0.9%	1.4%
Other Services:
Contract Services (Wellplace)(5)	$4,512,144	$3,429,831	$3,811,056	$4,541,260	$4,540,634

(1)	Net revenues per patient day equals net patient service revenues divided by total patient days excluding bed days provided by the Seven Hills subsidiary under the Harmony capitated contract.
(2)	Average occupancy rates were obtained by dividing the total number of patient days in each period including capitated contract bed days by the number of beds available in such period.
(3)	Private pay percentage is the percentage of total patient revenue derived from all payors other than Medicare and Medicaid and county programs.
(4)	Government pay percentage is the percentage of total patient revenue derived from the Medicare and Medicaid and county programs.
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

The Company’s days sales outstanding (“DSO”) are significantly different for each type of service and each facility based on the payors for each service.  Overall, the DSO for the combined operations of the Company was 71 and 61 days as of June 30, 2011 and 2010, respectively.  This increase in the DSO is due primarily to increased revenue in our start up operations with slower payment and a delay in some contract payments.  Contract services DSO’s fluctuate dramatically by the delay in payment of a few days for any of our large contracts.  There was such a delay in payments for the Michigan call center at the end of fiscal 2011, artificially inflating the DSO’s for the period.

           DSO’s for each year for each business segment are as follows:

Fiscal	Treatment	Contract
Year End	Services	Services

06/30/2011	61	69
06/30/2010	61	53

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

Quality Assurance and Utilization Review

The Company has established comprehensive quality assurance programs at all of its facilities.  These programs are designed to ensure that each facility maintains standards that meet or exceed requirements imposed upon the Company with the objective of providing high-quality specialized treatment services to its patients.  To this end, the Joint Commission surveys and accredits the Company’s inpatient facilities, except Detroit Behavioral Institute and Renaissance Recovery which are accredited through the Council on Accreditation (“COA”).  The Company’s outpatient facilities comply with the standards of National Commission on Quality Assurance (“NCQA”) although the facilities are not NCQA certified and are not required to be NCQA certified..  The Company’s outpatient facilities in Michigan are certified by the American Osteopathic Association (“AOA”), which is a nationally accepted accrediting body, recognized by payors as the measure of quality in outpatient treatment and the only accrediting body whose standards are recognized by the Centers for Medicare and Medicaid Services, (“CMS”). The Company’s professional staff, including physicians, social workers, psychologists, nurses, dietitians, therapists and counselors, must meet the minimum requirements of licensure related to their specific discipline, in addition to each facility’s own internal quality assurance criteria as adopted by the facility for operational purposes and approved by the Executive Committee.  The Company participates in the federally mandated National Practitioners Data Bank, which monitors professional accreditation nationally.  In each facility, continuing quality improvement (CQI) activity is reviewed quarterly by the Company’s corporate compliance unit and quality assurance activities are approved by the executive committee.

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

Environmental Matters

The Company is subject to various federal, state and local environmental laws that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical waste products generated at its facilities; the identification and warning of the presence of asbestos-containing materials in buildings, as well as the removal of such materials; the presence of other hazardous substances in the indoor environment; and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulate workplace safety. Some of the Company’s facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our patients.  The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws, which establish management requirements for such waste.  These requirements include record-keeping, notice and reporting obligations.  Each of the Company’s in-patient facilities has an agreement with a waste management company for the disposal of medical waste.  The use of such companies, however, does not completely protect us from alleged violations of medical waste laws or from related third-party claims for clean-up costs.

From time to time, the Company’s operations have resulted in, or may result in, non-compliance with, or liability pursuant to, environmental or health and safety laws or regulations.  We believe that the Company’s operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance.  Historically, the costs of achieving and maintaining compliance with environmental laws and regulations have not been material.  However, no assurance can be made that future costs and expenses required for the Company to comply with any new or changes in existing environmental and health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business.

The Company has not been notified of and is otherwise currently not aware of any contamination at its currently or formerly operated facilities for which it could be liable under environmental laws or regulations for the investigation and remediation of such contamination and the Company currently is not undertaking any remediation or investigation activities in connection with any contamination conditions.  There may however be environmental conditions currently unknown to us relating to the Company’s prior, existing or future sites or operations or those of predecessor companies whose liabilities the Company may have assumed or acquired which could have a material adverse effect on its business.

New laws, regulations or policies or changes in existing laws, regulations or policies or their enforcement, future spills or accidents or the discovery of currently unknown conditions or non-compliances may give rise to investigation and remediation liabilities, compliance costs, fines and penalties, or liability and claims for alleged personal injury or property damage due to substances or materials used in the Company’s operations; any of which may have a material adverse effect on our business, financial condition, operating results or cash flow.

Medicare Reimbursement

The Company received Medicare reimbursement in fiscal 2011 from Harbor Oaks Hospital and Seven Hills Hospital.  For the fiscal year ended June 30, 2011, 27.4% of revenues for these facilities were derived from Medicare programs.  Total revenue from Harbor Oaks and Seven Hills accounted for 39.3% of the Company’s total net patient care revenues for fiscal 2011.

Medicare reimbursement rates are based 100% on the prospective payment rates.  Although the rates are prospective, the Company will continue to file cost reports annually as required by Medicare to determine ongoing rates.  These cost reports are routinely audited on an annual basis.  Activity and cost report expense differences are reviewed on an interim basis and adjustments are made to the net expected collectable revenue accordingly.  The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.  Approximately 27% of the Company’s total revenue is derived from Medicare and Medicaid payors for the both of years ended June 30, 2011 and 2010.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement.  To date, settlement adjustments have not been material.

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

Medicaid Reimbursement

Currently, the only facilities of the Company that receive reimbursement under any state Medicaid program are Harbor Oaks, Seven Hills and Detroit Behavioral Institute.  A portion of Medicaid costs is paid by states under the Medicaid program and the federal matching payments are not made unless the state’s portion is made.  Accordingly, the timely receipt of Medicaid payments by a facility may be affected by the financial condition of the relevant state.  For the period ended June 30, 2011, 16% of total net patient revenues of the Company were derived from Medicaid programs.

Harbor Oaks and Detroit Behavioral Institute are both participants in the Medicaid programs administered by the State of Michigan.  Seven Hills participates in the Medicaid program administered by the State of Nevada.  The Company receives reimbursement on a per diem basis, inclusive of ancillary costs.  The state determines the rate and adjusts it annually based on cost reports filed by the Company.

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

Employees

As of August 1, 2011, the Company had 962 employees of which six were dedicated to marketing, 224 (47 part time and 5 seasonal) to finance and administration and 732 (233 part time and 97 contingent) to patient care.  These numbers include employees of PHC MeadowWood, which was acquired July 1, 2011 as follows:  187 employees of which three were dedicated to marketing, 36 (11 part time to finance and administration) and 148 (13 part time and 54 contingent) to patient care.

The Company believes that it has been successful in attracting skilled and experienced personnel.  Competition for such employees is intense; however, and there can be no assurance that the Company will be able to attract and retain necessary qualified employees in the future.  On July 31, 2003, the Company's largest facility, Harbor Oaks Hospital, with approximately 125 union eligible nursing and administrative employees, voted for union (UAW) representation.  The Company and the UAW reached their first collective bargaining agreement in December 2004.  The current agreement was negotiated in 2010 and will expire in December 2014.  As of July 31, 2011, approximately 82% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.  In addition, in January, 2007, the Company’s largest out-patient facility, Harmony Healthcare, with approximately 43 union eligible employees, voted for union (Teamsters) representation.  In April, 2007, the Company and Teamsters reached a collective bargaining Agreement, which was signed by Teamsters on April 26, 2007 and the Company on April 30, 2007 to be effective January 1, 2007 and expiring on January 1, 2010.  This agreement was extended while the new contract was being negotiated.  The Company and Teamsters reached a new agreement which was ratified on July 11, 2010, and expires on January 1, 2013.  As of July 31, 2011, approximately 30% of the total number of employees of that subsidiary were covered by the collective bargaining agreement.

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

As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $11,106,008 at June 30, 2011 compared with $8,793,831 at June 30, 2010.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  Because the behavioral health industry is typically a difficult collection environment, we have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2011 and 2010 and Bad Debt Expense for the fiscal years ended June 30, 2011 and 2010:

	Accounts	Allowance for	Bad Debt
	Receivable	doubtful accounts	Expense

June 30, 2011	$16,155,900	$5,049,892	$3,406,443
June 30, 2010	$11,796,154	$3,002,323	$2,131,392

NEGATIVE CASH FLOW COULD ARISE AS A RESULT OF SLOW GOVERNMENT PAYMENTS WHICH COULD REQUIRE THE COMPANY TO BORROW ADDITIONAL FUNDS AT UNFAVORABLE RATES AND AFFECT OUR NET INCOME, WORKING CAPITAL AND LIQUIDITY

The concentration of accounts receivable due from state and federal payors including Medicare and Medicaid (“government payors”) could create a severe cash flow problem should these agencies fail to make timely payment. We had receivables from government payors of approximately $3,447,238 at June 30, 2011 and $2,333,300  at June 30, 2010, which would create a cash flow problem should these agencies defer or fail to make reimbursement payments as due, which would require us to borrow at unfavorable rates or pay additional interest as overline fees on current debt instruments.  This would result in lower net income for the same services provided and lower earnings per share.

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

 In December 2004, the Company’s largest inpatient facility voted for UAW representation.  Approximately 82% of the staff of the facility are members of the UAW and could vote to strike when the contract comes up for renewal in December 2014.  In April 2007, the Company’s largest outpatient operations voted for Teamsters representation.  Approximately 30% of the eligible staff of the facility are members of Teamsters and could vote to strike when the contract comes up for renewal in January 2013.  A strike vote on the part of either of these operations would negatively impact profitability by requiring the Company to transfer patients to competing facilities or providers or pay high short term staffing rates.  This could also negatively impact the Company’s reputation in the community creating the need for increased marketing.

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

If we acquire new businesses or expand our businesses, the operating costs may be far greater than revenues for a significant period of time. The operating losses and negative cash flow associated with start-up operations or acquisitions could have a material adverse effect on our profitability and liquidity unless and until such facilities are fully integrated with our other operations and become self sufficient.  Until such time we may be required to borrow at higher rates and less favorable terms to supplement short term operating cash flow shortages.  Current situations raising these concerns include:
1.	The MeadowWood acquisition and its integration into the Pioneer group.
2.	The Acadia merger including risks related to its integration, expenses associated with seeking shareholder approval and the risk that the transaction may not be approved.
3.	The pending class action suit regarding the Acadia merger which may result in substantial legal fees and could result in a judgement against the Company.

MANAGEMENT RISKS

CONTROL OF THE COMPANY PROVIDES THE PRINCIPAL SHAREHOLDER WITH THE POWER TO APPROVE ALL TRANSACTIONS AND CONTROL THE BOARD OF DIRECTORS WITHOUT INPUT OF OTHER SHAREHOLDERS

Bruce A. Shear is in control of the Company since he is entitled to elect and replace a majority of the Board of Directors. Bruce Shear and his affiliates own and control 93.2% of the Class B Common Stock, which elects four of the six members of the Board of Directors.  Bruce Shear can establish, maintain and control business policy and decisions by virtue of his control of the election of the majority of the members of the board of directors.

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

MARKET RISKS

THE COMPANY EXPECTS ITS STOCK PRICE TO BE VOLATILE

The market price of the Company’s common stock has been volatile in the past.  The shares have sold at prices varying between a low of $0.91 and a high of $3.85 from July 2009 through June 2011.  Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

	quarterly variations in operating results;

	new products, services and strategic developments by us or our competitors;

	developments in our relationships with our key clients;

	regulatory developments; and

	changes in our revenues, expense levels or profitability.

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

Item 1B. UNRESOLVED STAFF COMMENTS

        None.

Item 2.           DESCRIPTION OF PROPERTY

Executive Offices

The Company’s executive offices are located in Peabody, Massachusetts.  The Company’s lease agreement in Peabody covers approximately 4,800 square feet for a 60-month term, which expires September 16, 2014. The current annual payment under the lease is $95,000.  The Company believes that this facility will be adequate to satisfy its needs for the foreseeable future.  The Company’s behavioral health administrative services segment uses this property.

Highland Ridge Hospital

The Highland Ridge premises consist of approximately 24,000 square feet of space occupying the majority of the first floor of a two-story hospital owned by Valley Mental Health and located in Midvale, Utah.  The lease is for a five-year term expiring June 30, 2012, which provides for monthly rental payments of approximately $38,500. Changes in rental payments each year are based on increases or decreases in the Consumer Price Index.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment and contract services segment use this property.

Mount Regis Center

The Company owns the Mount Regis facility, which consists of a three-story building located on an approximately two-acre site in Salem, Virginia.  The building consists of over 14,000 square feet and is subject to a mortgage in the approximate amount of $107,000 as of June 30, 2011.  The facility is used for both inpatient and outpatient services.

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

Harbor Oaks Hospital

      The Company owns the building in which Harbor Oaks operates, which is a single story brick and wood frame structure comprising approximately 32,000 square feet situated on an approximately three acre site.  The Company has a $297,500 mortgage on this property as of June 30, 2011.  The Company believes that these premises are adequate for its current and anticipated needs.  The Company’s behavioral health treatment services segment uses this property.

Seven Hills Hospital

                        The Seven Hills premises is a two story steel and concrete block structure comprising approximately 26,500 square feet of space situated on an approximately one and a half acre site owned by Seven Hills Psych Center LLC and located in Las Vegas, Nevada.  The lease is for a ten-year term expiring April 30, 2018, which provides for monthly rental payments of approximately $87,600. Changes in rental payments each year are based on increases in the Consumer Price Index.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment uses this property.  PHC owns a 15.24% interest in Seven Hills Psych Center, LLC.

Detroit Behavioral Institute

The Detroit Behavioral Institute – Capstone Academy premises is a two story steel and concrete block structure comprising approximately 35,000 square feet of space located in Detroit, Michigan.  The lease is for five years with an option to renew for an additional five years through May 31, 2018, which provides for monthly rental payments of approximately $60,500 with a scheduled 5% increase in rent each year.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company’s behavioral health treatment services segment uses this property.

Renaissance Recovery

Renaissance Recovery—The Renaissance Recovery program is located in a two-story block and brick structure comprising approximately 10,000 square feet of space located in Detroit, Michigan.  The commercial lease for this program is for a ten year term through the end of calendar year 2020. The Company has annual lease payments of $125,000, and annual increases of 1.5% for the first two years and 2.5% increases each year thereafter.  The Company believes that these premises are adequate for its current and anticipated needs and does not anticipate any difficulty in renewing or securing alternate space on expiration of the lease.  The Company's behavioral health treatment services segment uses this property.

MeadowWood Behavioral Health

MeadowWood Behavioral Health—On July 1, 2011 the Company acquired the MeadowWood Behavioral Health facility, a single story steel and concrete block structure comprising approximately 47,000 square feet of space,  located on a 10-acre site in New Castle, Delaware.  The Company’s behavioral health treatment services segment will utilize this property.

Item 3.                      LEGAL PROCEEDINGS.

The Company is subject to various claims and legal action that arise in the ordinary course of business.  In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

On June 2, 2011, a putative stockholder class action lawsuit was filed in Massachusetts state court, MAZ Partners LP v. Bruce A. Shear, et al., C.A. No. 11-1041, against the Company, the members of the Company’s board of directors, and Acadia Healthcare Company, Inc. The MAZ Partners complaint asserts that the members of the Company’s board of directors breached their fiduciary duties by causing the Company to enter into the merger agreement and further asserts that Acadia aided and abetted those alleged breaches of fiduciary duty. Specifically, the MAZ Partners complaint alleged that the process by which the merger agreement was entered into was unfair and that the agreement itself is unfair in that, according to the plaintiff, the compensation to be paid to the Company’s Class A shareholders is inadequate, particularly in light of the proposed cash payment to be paid to Class B shareholders and the anticipated pre-closing payment of a dividend to Arcadia shareholders and the anticipated level of debt to be held  by the merged entity. The complaint sought, among other relief, an order enjoining the consummation of the merger and rescinding the merger agreement.

On June 13, 2011, a second lawsuit was filed in federal district court in Massachusetts, Blakeslee v. PHC, Inc., et al., No. 11-cv-11049, making essentially the same allegations against the same defendants. On June 21, 2011, the Company removed the MAZ Partners case to federal court (11-cv-11099). On July 7, 2011, the parties to the MAZ Partners case moved to consolidate that action with the Blakeslee case and asked the court to approve a schedule for discovery and a potential hearing on plaintiff's motion for a preliminary injunction.

On August 11, 2011, the plaintiffs in the MAZ Partners case filed an amended class action complaint. Like the original complaint, the amended complaint asserts claims of breach of fiduciary duty against the Company, members of the Company’s board of directors, and claims of aiding and abetting those alleged breaches of fiduciary duty against Acadia. The amended complaint alleges that both the merger process and the provisions of the merger are unfair, that the directors and executive officers of the Company have conflicts of interests with regard to the merger, that the dividend to be paid to Acadia shareholders is inappropriate, that a special committee or independent director should have been appointed to represent the interest of the Class A shareholders, that the merger consideration is grossly inadequate and the exchange ratio is unfair, and that the preliminary proxy filed by the Company contains material misstatements and omissions. The amended complaint also seeks, among other things, an order enjoining the consummation of the merger and rescinding the merger agreement.

PHC and Acadia believe that these lawsuits are without merit and intend to defend against them vigorously.  PHC and Acaida have recently filed motions to dismiss in each case.  Regardless of the disposition of the motions to dismiss, PHC and Acadia do not anticipate the outcome to have a material impact on the progress of the merger.

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
	HIGH	LOW
2010
First Quarter (July 1, 2009 – September 30, 2009)	$1.70	$1.22
Second Quarter (October 1, 2009 – December 31, 2009)	$1.34	$0.99
Third Quarter (January 1, 2010 – March 31, 2010)	$1.55	$1.06
Fourth Quarter (April 1, 2010 – June 30, 2010)	$1.35	$0.98

2011
First Quarter (July 1, 2010 – September 30, 2010)	$1.34	$1.00
Second Quarter (October 1, 2010 – December 31, 2010)	$1.80	$1.25
Third Quarter (January 1, 2011 – March 31, 2011)	$2.86	$1.61
Fourth Quarter (April 1, 2011 – June 30, 2011)	$3.85	$2.08

On June 30, 2011, there were 649 holders of record of the Company's Class A Common Stock and 296 holders of record of the Company's Class B Common Stock.  During fiscal 2011, the Company repurchased 173,495 shares of its equity securities that were registered under Section 12 of the Securities Act.

Of the 173,495 shares of the Company’s Class A common stock that were repurchased all but 50 shares were repurchased pursuant to a repurchase plan which was approved by the Company’s  Board of Directors in June, 2010.  The repurchase plan was publicly announced on June 14, 2010 and is effective for the fiscal year ending June 30, 2011.  The plan allows for the purchase of up to 1,000,000 shares of the Company’s Class A common stock on the open market during the 2011 fiscal year based on market conditions, opportunity and excess cash availability.

No equity securities were repurchased during the fourth quarter.

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

MARKET RISKS

The market price of the Company’s Common Stock has been volatile in the past.  The shares have sold at prices varying between a low of $0.91 and a high of $3.85 from July 2009 through June 2011.  Trading prices may continue to fluctuate in response to general market conditions and changes in the Company’s results of operations from quarter to quarter.  The Company did not issue any unregistered shares during the fiscal year ended June 30, 2011.

Our right to issue convertible preferred stock may adversely affect the rights of the common stock.  Our Board of Directors has the right to establish the preferences for and issue up to 1,000,000 shares of preferred stock without further stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the market price of and the ability to sell common stock.  During the twelve month period ended June 30, 2011, the Company did not issue any preferred stock.

STOCK PERFORMANCE GRAPH

The following table depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Composite-US Index and the Nasdaq Health Services Index (which includes both U.S. and foreign companies). The table assumes the investment of $100 on June 30, 2006 in stock and index-including reinvestment of dividends, for each of the fiscal years ending June 30.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PHC Inc, the NASDAQ Composite Index
and the NASDAQ Health Services Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/06
6/07
6/08
6/09
6/10
6/11
PHC Inc
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of our Company.  The selected consolidated financial data as of June 30, 2011 and 2010 and for each of the two years in the period ended June 30, 2011 should be read with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO USA, LLP, an independent registered public accounting firm, as of and for the two years ended June 30, 2011.  The selected consolidated financial data as of and for the years ended June 30, 2009, 2008 and 2007 have been derived from our consolidated financial statements not included herein. The consolidated financial statements for the year ended June 30, 2007 were audited by Eisner, LLP, also an independent registered public accounting firm, and the consolidated financial statements for the years ended June 30, 2009 and 2008 were audited by BDO USA, LLP.  All information has been adjusted to reflect the elimination of Pivotal Research Centers in February 2009 in order to present comparative information.

The historical results are not necessarily indicative of the results to be expected for any future period.

PHC, Inc.
Selected Financial Data
As of and for the Years Ended June 30,
2011	2010	2009	2008	2007
                   (in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$62,008	$53,077	$46,411	$45,397	$40,563
Cost and Expenses:
Patient care expenses	30,235	26,307	23,835	22,133	19,738
Contract expenses	3,618	2,965	3,016	3,390	3,103
Provision for doubtful accounts	3,406	2,131	1,638	1,311	1,933
Administrative expenses	22,206	19,111	18,721	15,465	12,722
Legal Settlement	446	--	--	--	--
Interest expense	311	327	452	397	476
Other income
including interest income, net	(202)	(280)	(275)	(249)	(468)
Total expenses	60,020	50,551	47,387	42,447	37,504

Income (loss) before income taxes	1,988	2,526	(976)	2,950	3,059

Provision for (benefit from) income
taxes	1,408	1,106	65	1,366	1,144

Net income (loss) applicable to
common shareholders	$580	$1,420	$(2,454)	$325	$1,682

Basic income (loss) per common
share	$0.03	$0.07	$(0.12)	$0.02	$0.09

Basic weighted average number of
shares outstanding	19,504,943	19,813,783	20,090,521	20,166,659	19,287,665

Diluted income (loss) per common
share	$0.03	$0.07	$(0.12)	$0.02	$0.09

Diluted weighted average number of
shares outstanding	19,787,461	19,914,954	20,090,521	20,464,255	19,704,697

Balance Sheet Data:

Cash and cash equivalents	$3,668	$4,540	$3,199	$3,142	$3,308
Working capital	9,896	8,197	6,082	10,095	11,606
Long-term debt and obligations under capital leases, including current portions	424	1,221	1,377	1,444	1,047
Total stockholders’ equity	17,915	17,256	16,044	18,659	18,250
Total assets	28,282	25,207	22,692	26,507	26,856

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

The following is a discussion and analysis of the financial condition and results of operations of the Company for the years ended June 30, 2011 and 2010.  It should be read in conjunction with the operating statistics (Part I, Item 1) and selected financial data (Part II, Item 6) and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

The Company presently provides behavioral health care services through three substance abuse treatment centers, two psychiatric hospitals, a residential treatment facility and eight outpatient psychiatric centers  (collectively called "treatment facilities").  The Company’s revenue for providing behavioral health services through these facilities is derived from contracts with managed care companies, Medicare, Medicaid, state agencies, railroads, gaming industry corporations and individual clients.  The profitability of the Company is largely dependent on the level of patient census and the payer mix at these treatment facilities.  Patient census is measured by the number of days a client remains overnight at an inpatient facility or the number of visits or encounters with clients at outpatient clinics.  Payor mix is determined by the source of payment to be received for each client being provided billable services.  The Company’s administrative expenses do not vary greatly as a percentage of total revenue but the percentage tends to decrease slightly as revenue increases.  Also included in administrative expenses is the Company’s internet operations, Behavioral Health Online, Inc., which continues to provide internet technology support for the subsidiaries and their contracts.  During the third quarter of fiscal 2009, the Company returned to profitability, which has continued through fiscal 2011, with the exception of the fourth quarter in which transaction costs detailed below resulted in a loss.

The healthcare industry is subject to extensive federal, state and local regulation governing, among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement.   In addition, there are on-going debates and initiatives regarding the restructuring of the health care system in its entirety.  The extent of any regulatory changes and their impact on the Company’s business is unknown.  The previous administration put forth proposals to mandate equality in the benefits available to those individuals suffering from mental illness (the “Parity Act”).  The Parity Act is now law and its full implementation started January 1, 2011.  This legislation has improved access to the Company’s programs but its total effect on behavioral health providers cannot be fully assessed at this stage.  Managed care has had a profound impact on the Company's operations, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.  The current economic conditions continue to challenge the Company’s profitability through increased uninsured patients in our fee for service business and increased utilization in our capitated business.

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

All revenues reported by the Company are shown net of estimated contractual adjustment and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the American Institute of Certified Public Accountants (AICPA) “Audit and Accounting Guide for Health Care Organizations.”  Net contractual adjustments recorded in fiscal 2011 for revenue booked in prior years resulted in a decrease in net revenue of approximately $233,800.  Net contractual adjustments recorded in fiscal 2010 for revenue booked in prior years resulted in a decrease in net revenue of approximately $75,200.  These adjustments primarily relate to Commercial payors as Medicare and Medicaid are adjusted through cost reporting and not included here.

For the fiscal year ended June 30, 2010, all cost reports through fiscal 2009 were finalized and a net payment of $92,267 was recorded in final settlement for all years through fiscal 2009. During fiscal 2011, $65,143 was received as tentative settlement for the fiscal 2010 Medicare cost report.

Below is revenue by payor and the accounts receivable aging information as of June 30, 2011 and June 30, 2010 for our treatment services segment.
	Net Patient Care Revenue by Payor (in thousands)
	For the Twelve Months Ended
	June 30, 2011		June 30, 2010
	Amount	Percent	Amount	Percent
Private Pay	$4,881	8%	$3,495	7%
Commercial	37,288	65%	32,915	66%
Medicare*	6,188	11%	3,237	7%
Medicaid	9,139	16%	10,000	20%

Net Revenue	$57,496		$49,647

                     *includes Medicare cost report settlement revenue as noted above

Accounts Receivable Aging (Net of allowance for bad debts- in thousands)

As of June 30, 2011

		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$136	$248	$248	$190	$153	$361	$2	$22	$1,360
Commercial	3,540	1,043	440	312	159	261	--	9	5,764
Medicare	582	116	64	153	115	83	--	--	1,113
Medicaid	1,747	204	112	153	55	58	1	4	2,334
Total	$6,005	$1,611	$864	$808	$482	$763	$3	$35	$10,571

As of June 30, 2010
		Over	Over	Over	Over	Over	Over	Over
Payor	Current	30	60	90	120	150	270	360	Total

Private Pay	$--	$62	$45	$50	$60	$137	$13	$151	$518
Commercial	3,074	795	529	364	285	374	27	52	5,500
Medicare	349	82	19	4	7	23	--	--	484
Medicaid	1,537	145	46	57	35	20	5	4	1,849
Total	$4,960	$1,084	$639	$475	$387	$554	$45	$207	$8,351

Contract support service revenue is a result of fixed fee contracts to provide telephone support.  Revenue for these services is recognized ratably over the service period.  Revenues and receivables from our contract services division are based on a prorated monthly allocation of the total contract amount and usually paid within 30 days of the end of the month.

Allowance for doubtful accounts:

The provision for bad debts is calculated based on a percentage of each aged accounts receivable category beginning at 0-5% on current accounts and increasing incrementally for each additional 30 days the account remains outstanding until the account is over 300 days outstanding, at which time the provision is 100% of the outstanding balance.  These percentages vary by facility based on each facility’s experience in and expectations for collecting older receivables, which is reviewed at least quarterly and adjusted if required.  The Company compares this required reserve amount to the current “Allowance for doubtful accounts” to determine the required bad debt expense for the period.  This method of determining the required “Allowance for doubtful accounts” has historically resulted in an allowance for doubtful accounts of 25% or greater of the total outstanding receivables balance.

Income Taxes:

The Company follows the liability method of accounting for income taxes, as set forth in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 740.  ASC 740 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities.  The Company’s policy is to record a valuation allowance against deferred tax assets unless it is more likely than not, that such assets will be realized in future periods.  In June 2010, the Company recorded a valuation allowance of $150,103 against its deferred tax asset.  This amount relates to Arizona State tax credits accumulated by the research operations which were sold in fiscal 2009.  Since the Company no longer does business in Arizona, it is not likely that these tax credits will be used.  During fiscal year 2010, the Company recorded a tax expense of $1,106,100.  The Company recorded estimated tax expense of $1,407,936 for the year ended June 30, 2011.

In accordance with ASC 740, we may establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.  We have not established any such reserves at June 30, 2011 or 2010.  Tax authorities periodically challenge certain transactions and deductions  reported on our income tax returns.  We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Investment in unconsolidated subsidiaries

Included in other assets as of June 30, 2011 and 2010 is the Company’s investment in Seven Hills Psych Center, LLC of $302,244 and $325,384, respectively.  This LLC holds the assets of the Seven Hills Hospital completed in May, 2008, being leased and operated by the Company’s subsidiary Seven Hills Hospital, Inc.  Also included, as of June 30, 2011 and 2010, is the Company’s investment in Behavioral Health Partners, LLC of $687,972 and $711,947, respectively.  This LLC constructed an out-patient clinic which was completed in the fourth fiscal quarter of 2009 and occupied as a fourth site to the Company’s Harmony subsidiary on July 1, 2009 to replace it’s Longford site which was closed in fiscal 2010.  This site has additional land available for construction of another hospital to be operated by the Company.  Both investments are accounted for based on the equity method of accounting.  Accordingly, the Company records its share of the investor companies’ income/loss as an increase/decrease to the carrying value of these investments.

Results of Operations

During the fiscal year ended June 30, 2011, the Company experienced continued increases in census and patient treatment revenue while contract Services revenue decreased with changes in contracts.

The following table illustrates our consolidated results of operations for the years ended June 30, 2011 and 2010 (in thousands):
	2011		2010
Statements of Operations Data:	($ in thousands)
	Amount	%	Amount	%
Revenues	$62,008	100.0	$53,077	100.0
Cost and Expenses:
Patient care expenses	30,235	48.8	26,307	49.5
Contract expenses	3,618	5.8	2,965	5.6
Provision for doubtful accounts	3,406	5.5	2,131	4.0
Administrative expenses	22,206	35.8	19,111	36.0
Legal settlement	446	0.7	--	--
Interest expense	311	0.5	326	0.6
Other income
including interest income, net	(202)	(0.3)	(289)	(0.5)
Total expenses	60,020	96.8	50,551	95.2

Income before income taxes	1,988	3.2	2,526	4.8

Provision for income taxes	1,408	2.3	1,106	2.1

Net income applicable to
common shareholders	$580	0.9	$1,420	2.7

Year ended June 30, 2011 as compared to year ended June 30, 2010

The Company experienced continued profit from operations during fiscal 2011 with increases in census and revenue at Seven Hills and the Harbor Oaks chemical dependency and rehabilitation unit and a significant increase in one of our call center contracts.  These increases were off-set by several one-time charges to income from operations including a litigation settlement of $446,320 and a 401 (k) compliance testing failure of approximately $185,000 in the third quarter and approximately $1,600,000 in merger and acquisition costs related to the MeadowWood acquisition completed on July 1, 2011 and the pending Merger with Acadia Healthcare.  The Company’s income from operations decreased to income of $2,096,323 for the fiscal year ended June 30, 2011 from $2,563,747 for the fiscal year ended June 30, 2010. Net income decreased to $580,005 for the fiscal year ended June 30, 2011 compared to $1,419,662 for the fiscal year ended June 30, 2010.  Income from operations before taxes decreased to $1,987,941 for the fiscal year ended June 30, 2011 from $2,525,762 for the fiscal year ended June 30, 2010.  This decrease in profit is the result of approximately $708,000 in losses stemming from the start up of Renaissance Recovery and the one-time charges outlined above.  Without these charges income from operations would have increased by approximately $2,900,000 or greater than 94%.

Total revenues increased 16.8% to $62,007,879 for the year ended June 30, 2011 from $53,077,226 for the year ended June 30, 2010.

Total net patient care revenue from all facilities increased 15.8% to $57,495,735 for the year ended June 30, 2011 as compared to $49,647,395 for the year ended June 30, 2010.  Patient days increased 4,336 days for the fiscal year ending June 30, 2011 over the fiscal year ended June 30, 2010, the majority of the increase in bed days was at Seven Hills Hospital, partially as a result of CMS licensure, and Harbor Oaks Hospital’s chemical dependency unit off-set by a decrease in census at Capstone Academy as a result of a slow-down of admissions in the Michigan Medicaid patients overall.

Net inpatient care revenue from inpatient psychiatric services increased 23.4% to $36,693,784 for the fiscal year ended June 30, 2011 from $29,743,377 the fiscal year ended June 30, 2010.  This increase is due to a change in payor mix to payors with more favorable approved rates and increases in census noted above.  Net partial hospitalization and outpatient care revenue increased 4.5% to $20,801,951 for the fiscal year ended June 30, 2011 from $19,904,018 for the year ended June 30, 2010.  This increase is primarily due to a more favorable payor mix and the increased utilization of these step down programs by managed care as a treatment alternative to inpatient care.  Wellplace revenues increased 31.6% to $4,512,144 for the fiscal year ended June 30, 2011 from $3,429,831 for the year ended June 30, 2010 due to a significant increase in the services provided under the Wayne County call center contract in Michigan.  All revenues reported in the accompanying consolidated statements of operations are shown net of estimated contractual adjustments and charity care provided.  When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations.

Patient care expenses increased by $3,928,001, or 14.9%, to $30,234,829 for the year ended June 30, 2011 from $26,306,828 for the year ended June 30, 2010 due to the increase in census at Seven Hills and Harbor Oaks and the start up of Renaissance Recovery in the last quarter of this fiscal year and increased utilization under our capitated contracts.  Inpatient census increased by 4,336 patient days, 6.3%, for the year ended June 30, 2011 compared to the year ended June 30, 2010.  Contract expense, which includes the cost of outside service providers for our capitated contracts, increased 2.2% to $5,418,010 for the year ended June 30, 2011 from $5,300,747 for the year ended June 30, 2010 due to higher utilization under the capitated contracts.  Payroll and service related consulting expenses, including agency nursing, increased 16.0% to $24,968,560 for the year ended June 30, 2011 from $21,533,585 for the year ended June 30, 2010.  These staffing increases relate to increased census and the higher staffing costs related to the start up of Renaissance Recovery.  Food and dietary expense increased 4.7% to $1,160,903 for the year ended June 30, 2011 from $1,108,691 for the year ended June 30, 2010, which is in line with the increased census.  Lab fees increased 28.6% to $383,318 for the year ended June 30, 2011 from $298,068 for the year ended June 30, 2010.  All of these increases were a result of increased patient census and the start-up of the Renaissance Recovery program.  We continue to closely monitor the ordering of all hospital supplies, food and pharmaceutical supplies, but these expenses all relate directly to the number of days of inpatient services we provide and are expected to increase with higher patient census and outpatient visits. (see “Operating Statistics” Part I, Item 1).

Cost of contract support services related to Wellplace increased 22.0% to $3,617,509 for the year ended June 30, 2011 from $2,964,621 for the year ended June 30, 2010.  Payroll expense increased 58.6% to $1,714,510 for the year ended June 30, 2011 from $1,081,109 for the year ended June 30, 2010 and related payroll tax expense increased 54.9% to $222,704 for the year ended June 30, 2011 from $143,767 for the year ended June 30, 2010.  Other employee benefits increased 73.7% to $23,052 for the year ended June 30, 2011 from $13,274 for the year ended June 30, 2010.  These increases in employee related expenses directly relate to the increased services required under the Wayne County contract expansion.  Office expense increased 21.5% to $47,480 for the year ended June 30, 2011 from $39,091 for the year ended June 30, 2010.  Postage increased 86.7% to $36,116 for the year ended June 30, 2011 from $19,340 for the year ended June 30, 2010. And printing expense increased to $20,385 for the year ended June 30, 2011 from $1,423 for the year ended June 30, 2010.  These increases in expense are all related to the increased contract requirements under the expansion of the Michigan call center Wayne County contract.

Provision for doubtful accounts increased 59.8% to $3,406,443 for the fiscal year ended June 30, 2011 from $2,131,392 for the fiscal year ended June 30, 2010.  This increase is a result of increases in accounts receivable stemming from increases in revenue and the increase in aged accounts as the economic situation makes co-payments more difficult to collect timely.  The policy of the Company is to provide an allowance for doubtful accounts based on the age of receivables resulting in higher bad debt expense as receivables age.  The goal of the Company, given this policy, is to keep any changes in the provision for doubtful accounts at a rate lower than changes in aged accounts receivable.

The environment the Company operates in today makes collection of receivables, particularly older receivables, more difficult than in previous years.  Accordingly, the Company has increased staff, standardized some procedures  for collecting receivables and instituted a more aggressive collection policy, which has for the most part resulted in an overall decrease in the age of its accounts receivable.    The Company’s gross receivables from direct patient care increased 37.0% to $16,155,900 for the year ended June 30, 2011 from $11,796,154 for the year ended June 30, 2010.  The Company strives to keep bad debt expense under 5% and believes its reserve of approximately 30% of accounts receivable is sufficient based on the age of the receivables.  We continue to reserve for bad debt based on managed care denials and past difficulty in collections.  The growth of managed care has negatively impacted reimbursement for behavioral health services with higher contractual adjustments and a higher rate of denials creating slower payment requiring higher reserves and write offs.

Total administrative expenses increased 16.3% to $22,206,445 for the year ended June 30, 2011 from $19,110,638 for the year ended June 30, 2010.  This increase includes previously mentioned costs related to acquisition and merger of $1,600,000 and a one-time charge of $185,000 related to the 401 (k) compliance testing failure.  Payroll expense increased 7.0% to $8,159,091 for the year ended June 30, 2011 from $7,623,957 for the year ended June 30, 2010.  Employee benefits increased 23.0% to $1,362,092 for the year ended June 30, 2011 from $1,107,740 for the year ended June 30, 2010.  All of these increases in payroll and employee related expenses are a result of an increase in staff to facilitate increased operations.  Maintenance expense increased 22.3% to $824,224 for the year ended June 30, 2011 from $674,129 for the year ended June 30 2010 as we added maintenance expenses to ready Renaissance Recovery for operation and costs to maintain file servers and other equipment was higher than usual.

Legal Settlement expense of $446,320 resulted when an ongoing employee wrongful termination suit against the Company was settled in favor of the employee in April 2011.  This litigation was initially settled through binding arbitration.  When calculating the settlement awarded the employee, the Company believes the Arbitrator erroneously took into consideration an employment agreement that was not in question and not terminated by the Company.  Based on this miscalculation, the Company’s attorney recommended an appeal, which the Company initiated.  Since the Company believed this judgment would be reversed on appeal, the Company did not make a provision for this settlement at the time of the appeal.  In April 2011, the Michigan Supreme Court found in favor of the terminated employee requiring the Company to pay $446,320, which included accrued interest, to the terminated employee to satisfy this judgment.  This amount is shown as a legal settlement expense in operations for the year ended June 30, 2011.  Recording this transaction also eliminated the amount shown as restricted cash on the June 30, 2010 balance sheet.

Interest expense decreased 4.9% to $310,673 for the year ended June 30, 2011 from $326,582 for the year ended June 30, 2010.  This decrease is due to a decrease in long term debt.

The Company recorded income tax expense of $1,407,936 for the year ended June 30, 2011 based on an estimated combined tax rate of approximately 71% for both Federal and State taxes.  This higher combined tax rate is the result of merger and acquisition costs included in administrative expenses that are not tax deductable.  The Company recorded a tax expense of $1,106,100 for the fiscal year ended June 30, 2010.  Without large non-deductable charges, the Company expects the combined effective income tax rate to be approximately 50% as our highest revenue producing facilities are located in States with higher tax rates.

Liquidity and Capital Resources

As of June 30, 2011, the Company had working capital of $9,896,344, including cash and cash equivalents of $3,668,521, compared to working capital of $8,197,236, including cash and cash equivalents of $4,540,278 at June 30, 2010.

The Company’s net cash provided by operating activities was $1,739,120 for the year ended June 30, 2011, compared to $2,193,930 for the year ended June 30, 2010.  Cash flow provided by operations in fiscal 2011 consists of net income of $580,005, increased by non-cash activity including depreciation and amortization of $1,105,249, non-cash interest expense of $146,531, change in deferred tax asset of $73,708, non-cash share based charges of $164,916, warrant valuation of $11,626, provision for doubtful accounts of $3,406,443, offset by a non-cash gain on investments in unconsolidated subsidiaries of $25,864.  Further offset by an increase in accounts receivable of $6,256,335 and an increase in prepaid expenses of $70,382, offset by an increase in income taxes payable of $105,169, an increase in accounts payable of $670,548, an increase in accrued expenses and other liabilities of $1,408,237 and a decrease in other assets of $524,438.

Cash used in investing activities in fiscal 2011 of $1,900,545 consisted of $1,081,810 used for capital expenditures for the acquisition of property and equipment, $52,466 used in the purchase of software licenses, $1,001,934 used in the acquire notes receivable, offset by payments of $162,685 on the note receivable and $72,980 in distributions from the equity investments in unconsolidated subsidiaries.

Cash used in financing activities in fiscal 2011 of $710,332 consisted of $317,800 in net borrowings under the Company’s debt facilities, $295,052 in deferred financing costs and $215,327 used in the repurchase of 173,495 shares of the Company’s Class A common stock, offset by $117,847 in proceeds from the issuance of stock as a result of the exercise of options and the issue of shares under the employee stock purchase plan.  On July 1, 2011, in connection with the Company’s purchase of MeadowWood Behavioral Health (See Note P), the Company entered into a term loan and revolving credit agreement in the amount of $23.5 million and $3 million, respectively.

A significant factor in the liquidity and cash flow of the Company is the timely collection of its accounts receivable. As of June 30, 2011, accounts receivable from patient care, net of allowance for doubtful accounts, increased approximately 26.6% to $11,106,008 from $8,793,831 on June 30, 2010.  This increase is a result of increased revenue and slower payments from insurance payors.  The Company monitors increases in accounts receivable closely and based on the aging of the accounts receivable outstanding, is confident that the increase is not indicative of a payor problem.  Better accounts receivable management due to increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy has made this possible in behavioral health, which is typically a difficult collection environment.  The increased staff has allowed the Company to concentrate on current accounts receivable and resolve any problem issues before they become uncollectible.  The Company’s collection policy calls for earlier contact with insurance carriers with regard to payment, use of fax and registered mail to follow-up or resubmit claims and earlier employment of collection agencies to assist in the collection process.  The Company’s collectors will also seek assistance through every legal means, including the State Insurance Commissioner’s office, when appropriate, to collect claims.  In light of the current economy, the Company has redoubled its efforts to collect accounts early.  The Company will continue to closely monitor reserves for bad debt based on potential insurance denials and past difficulty in collections.

Contractual Obligations

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2011 are as follows (in thousands):

YEAR ENDING					OPERATING
June 30,	TERM NOTES		CAPITAL LEASES		LEASES	TOTAL*
	Principal	Interest	Principal	Interest
2012	$348	$8	$20	$--	$3,481	$3,857
2013	57	3	--	--	3,067	3,127
2014	--	--	--	--	2,832	2,832
2015	--	--	--	--	2,533	2,533
2016	--	--	--	--	2,379	2,379
Thereafter	--	--	--	--	5,279	5,279
Total	$405	$11	$20	$--	$19,571	$20,007

*   Total does not include the amount due under the revolving credit note of $1,814,877.  This amount represents accounts receivable funding as described below and is shown as a current note payable in the accompanying financial statements.

  In October 2004, the Company entered into a revolving credit, term loan and security agreement with CapitalSource Finance, LLC to replace the Company’s primary lender and provide additional liquidity.  Each of the Company’s material subsidiaries is a co-borrower under the agreement. This agreement was amended on June 13, 2007 to increase the amount available under the term loan, extend the term, decrease the interest rates and modify the covenants based on the Company’s current financial position.  The agreement now includes a term loan in the amount of $3,000,000, with a balance of $297,500 at June 30, 2011, and an accounts receivable funding revolving credit agreement with a maximum loan amount of $3,500,000 and a current balance of $1,814,877.  In conjunction with this refinancing, the Company paid $32,500 in commitment fees and approximately $53,000 in legal fees and issued a warrant to purchase 250,000 shares of Class A Common Stock at $3.09 per share valued at $456,880.  The relative fair value of the warrants was recorded as deferred financing costs and is being amortized over the period of the loan as additional interest.

The term loan note carries interest at prime plus .75%, but not less than 6.25%, with twelve monthly reductions in available credit of $50,000 beginning July 1, 2007 and increasing to $62,500 on July 1, 2009 until the expiration of the loan.   As of June 30, 2011, as the term loan nears its end, the Company had no funds available under the term loan.  The Company believes refinancing of this term loan would be available if required for acquisitions.

The revolving credit note carries interest at prime (3.25% at June 30, 2011) plus 0.25%, but not less than 4.75% paid through lockbox payments of third party accounts receivable.  The revolving credit term is three years, renewable for two additional one-year terms.  The balance on the revolving credit agreement as of June 30, 2011 was $1,814,877.  For additional information regarding this transaction, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.  The balance outstanding as of June 30, 2010 for the revolving credit note is not included in the above table.  The average interest rate paid on the revolving credit loan, which includes the amortization of deferred financing costs related to the financing of the debt, was 7.56%.

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

Subsequent to year-end, in order to facilitate the acquisition of MeadowWood Behavioral Health, the CaptialSource term loan and revolving credit debt were replaced by a term loan and revolving credit agreement with Jefferies Finance, LLC.

The terms of the Credit Agreement provide for (i) a $23,500,000 senior secured term loan facility (the “Term Loan Facility”) and (ii) up to $3,000,000 senior secured revolving credit facility (the “Revolving Credit Facility”), both of which were fully borrowed on the Closing Date in order to finance the MeadowWood purchase, to pay off PHC’s existing loan facility with CapitalSource Finance LLC, for miscellaneous costs, fees and expenses related to the Credit Agreement and the MeadowWood purchase, and for general working capital purposes.

The Term Loan Facility and Revolving Credit Facility mature on July 1, 2014, and 0.25% of the principal amount of the Term Loan Facility will be required to be repaid each quarter during the term.  PHC’s current and future subsidiaries are required to jointly and severally guarantee PHC’s obligations under the Credit Agreement, and PHC and its subsidiaries’ obligations under the Credit Agreement are secured by substantially all of their assets.

The Term Loan Facility and the Revolving Credit Facility bear interest, at the option of PHC, at (a) the Adjusted LIBOR Rate (will in no event be less than 1.75%) plus the Applicable Margin (as defined below) or (b) the highest of (x) the U.S. prime rate, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Adjusted LIBOR Rate plus 1% per annum (the “Alternate Base Rate”), plus the Applicable Margin.  The “Applicable Margin” shall mean 5.5% per annum, in the case of Eurodollar loans, and 4.5% per annum, in the case of Alternate Base Rate loans.  .  (For additional information regarding these transactions, please see our report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011).

Off Balance Sheet Arrangements

The Company has no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

        Aging of accounts receivable could result in our inability to collect receivables. As our accounts receivable age and become uncollectible our cash flow is negatively impacted. Our accounts receivable from patient accounts (net of allowance for bad debts) were $11,106,008 at June 30, 2011 compared with $8,793,831 at June 30, 2010.  As we expand, we will be required to seek payment from a larger number of payors and the amount of accounts receivable will likely increase.  We have focused on better accounts receivable management through increased staff, standardization of some procedures for collecting receivables and a more aggressive collection policy in order to keep the change in receivables consistent with the change in revenue.  We have also established a more aggressive reserve policy, allowing greater amounts of reserves as accounts age from the date of billing.  If the amount of receivables, which eventually become uncollectible, exceeds such reserves, we could be materially adversely affected.  The following chart represents our Accounts Receivable and Allowance for Doubtful Accounts at June 30, 2011 and 2010, respectively, and Bad Debt Expense for the years ended June 30, 2011 and 2010:

	Accounts	Allowance for	Bad Debt
	Receivable	doubtful accounts	Expense

June 30, 2011	$16,155,900	$5,049,892	$3,406,443
June 30, 2010	$11,796,154	$3,002,323	$2,131,392

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and the loss of any of such contracts would impact our ability to meet our fixed costs.  We have entered into relationships with large employers, health care institutions and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer sponsored employee assistance programs.  The employees of such institutions may be referred to us for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 20% of our total revenue is derived from these clients.  No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of our consolidated revenues, but the loss of any of these clients would require us to expend considerable effort to replace patient referrals and would result in revenue losses and attendant loss in income.

Recent accounting pronouncements:

Recently Adopted Standards

In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, or ASU 2010-13. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

       In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone, and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by Topic 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statements.

 In July 2011, the FASB issued ASU 2011-07, Healthcare Entities (Topic 954), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. The Company is currently assessing the potential impact the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:
	Differences in actual and estimated earnings and cash flows;
	Operating results differing from analysts’ estimates;
	Changes in analysts’ earnings estimates;
	Quarter-to-quarter variations in operating results;
	Changes in market conditions in the behavioral health care industry;
	Changes in general economic conditions; and
	Fluctuations in securities markets in general.

Financial Risk


Our interest expense is sensitive to changes in the general level of interest rates.  With respect to our interest-bearing liabilities, all of our long-term debt outstanding is subject to rates at prime plus .25% and prime plus .75%, which makes interest expense increase with changes in the prime rate. On this debt, each 25 basis point increase in the prime rate will affect an annual increase in interest expense of approximately $4,300; however, the prime rate is currently lower than the base interest rate of 4.50% therefore the Prime rate would have to increase 1.25% before there would be any interest expense increase.


Failure to meet targeted revenue projections could cause us to be out of compliance with covenants in our debt agreements requiring a waiver from our lender.  A waiver of the covenants may require our lender to perform additional audit procedures to assure the stability of their security, which could require additional fees.

Item 8.           Financial Statements and Supplementary Data.

Financial statements and supplementary data required pursuant to this Item 8 begin on page 39 of this Annual Report on Form 10-K.

PAGE

Index	39
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets	41
Consolidated Statements of Operations	42
Consolidated Statements of Changes in Stockholders' Equity	43-44
Consolidated Statements of Cash Flows	45-46
Notes to Consolidated Financial Statements	47-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PHC, Inc.:

We have audited the accompanying consolidated balance sheets of PHC, Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHC, Inc. and subsidiaries at June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts
August 18, 2011

PHC, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
		June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,668,521	$4,540,278
Accounts receivable, net of allowance for doubtful accounts of $5,049,892
and $3,002,323 at June 30, 2011 and 2010, respectively	11,078,840	8,776,283
Prepaid expenses	561,044	490,662
Other receivables and advances	2,135,435	743,454
Deferred tax assets	1,919,435	1,145,742

Total current assets	19,363,275	15,696,419

Restricted cash	--	512,197
Accounts receivable, non-current	27,168	17,548
Other receivables	43,152	58,169
Property and equipment, net	4,713,132	4,527,376
Deferred financing costs, net of amortization of $729,502 and $582,971 at June 30,
2011 and 2010, respectively	549,760	189,270
Goodwill	969,098	969,098
Deferred tax assets- long term	647,743	1,495,144
Other assets	1,968,662	2,184,749

Total assets	$28,281,990	$25,649,970

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$348,081	$796,244
Revolving credit note	1,814,877	1,336,025
Current portion of obligations under capital leases	19,558	112,909
Accounts payable	2,890,362	2,036,803
Accrued payroll, payroll taxes and benefits	2,026,911	2,152,724
Accrued expenses and other liabilities	2,237,982	1,040,487
Income taxes payable	129,160	23,991
Total current liabilities	9,466,931	7,499,183

Long-term debt, less current maturities	56,702	292,282
Obligations under capital leases	--	19,558
Long-term accrued liabilities	843,296	582,953
Total liabilities	10,366,929	8,393,976
Commitments and contingent liabilities (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, none issued	--	--
Class A Common Stock, $.01 par value; 30,000,000 shares authorized, 19,978,211
and 19,867,826 shares issued at June 30, 2011 and 2010, respectively	199,782	198,679
Class B Common Stock, $.01 par value; 2,000,000 shares authorized, 773,717 and
775,021 issued and outstanding at June 30, 2011 and 2010, respectively, each
convertible into one share of Class A Common Stock	7,737	7,750
Additional paid-in capital	28,220,835	27,927,536
Treasury stock, 1,214,093 and 1,040,598 Class A common shares at cost at
June 30, 2011 and 2010, respectively	(1,808,734)	(1,593,407)
Accumulated deficit	(8,704,559)	(9,284,564)

Total stockholders’ equity	17,915,061	17,255,994
Total liabilities and stockholders’ equity	$28,281,990	$25,649,970
See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Income

	For the Years Ended June 30,
	2011	2010
Revenues:
Patient care, net	$57,495,735	$49,647,395
Contract support services	4,512,144	3,429,831

Total revenues	62,007,879	53,077,226

Operating expenses:
Patient care expenses	30,234,829	26,306,828
Cost of contract support services	3,617,509	2,964,621
Provision for doubtful accounts	3,406,443	2,131,392
Administrative expenses	22,206,455	19,110,638
Legal settlement	446,320	--

Total operating expenses	59,911,556	50,513,479

Income from operations	2,096,323	2,563,747

Other income (expense):
Interest income	263,523	142,060
Interest expense	(310,673)	(326,582)
Other income, net	(61,232)	146,537

Total other expense, net	(108,382)	(37,985)

Income before income taxes	1,987,941	2,525,762
Provision for income taxes	1,407,936	1,106,100

Net income applicable to common shareholders	$580,005	$1,419,662

Basic net income per common share	$0.03	$0.07

Basic weighted average number of shares outstanding	19,504,943	19,813,783

Fully diluted net income per common share	$0.03	$0.07

Fully diluted weighted average number of shares outstanding	19,787,461	19,914,954

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance – June 30, 2009	19,840,793	$198,408	775,080	$7,751	$27,667,597

Stock-based compensation expense					221,404
Issuance of shares for options
exercised	2,000	20			1,600
Issuance of employee stock purchase
plan shares	24,974	250			36,935
Purchase of treasury shares
Conversion from Class B to Class A	59	1	(59)	(1)
Net income

Balance – June 30, 2010	19,867,826	198,679	775,021	7,750	27,927,536

Stock-based compensation expense					164,916
Issuance of shares for options
exercised	95,000	950			102,790
Fair value of warrants issued					11,626
Issuance of employee stock purchase
plan shares	14,081	140			13,967
Purchase of treasury shares
Conversion from Class B to Class A	1,304	13	(1,304)	(13)
Net income

Balance – June 30, 2011	19,978,211	$199,782	773,717	$7,737	$28,220,835

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES (continued)

Consolidated Statements of Changes in Stockholders’ Equity

	Class A
	Treasury Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance – June 30, 2009	626,541	$(1,125,707)	$(10,704,226)	$16,043,823

Stock-based compensation expense				221,404
Issuance of shares for options
exercised				1,620
Issuance of employee stock purchase
plan shares				37,185
Purchase of treasury shares	414,057	(467,700)		(467,700)
Conversion from Class B to Class A				--
Net income			1,419,662	1,419,662

Balance – June 30, 2010	1,040,598	(1,593,407)	(9,284,564)	17,255,994

Stock-based compensation expense				164,916
Issuance of shares for options
exercised				103,740
Fair value of warrants issued				11,626
Issuance of employee stock purchase
plan shares				14,107
Purchase of treasury shares	173,495	(215,327)		(215,327)
Conversion from Class B to Class A				--
Net income			580,005	580,005

Balance – June 30, 2011	1,214,093	$(1,808,734)	$(8,704,559)	$17,915,061

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income	$580,005	$1,419,662

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash (gain)/loss on equity method investments	(25,864)	(17,562)
Loss on disposal of property and equipment	--	3,831
Depreciation and amortization	1,105,249	1,156,569
Non-cash interest expense	146,531	146,531
Deferred income taxes	73,708	185,093
Fair value of warrants	11,626	--
Stock-based compensation	164,916	221,404
Provision for doubtful accounts	3,406,443	2,131,392
Changes in operating assets and liabilities:
Accounts and other receivables	(6,256,335)	(4,475,536)
Prepaid expenses and other current assets	(70,382)	(15,136)
Other assets	524,438	12,910
Accounts payable	670,548	656,755
Accrued expenses and other liabilities	1,408,237	768,017

Net cash provided by operations	1,739,120	2,193,930

Cash flows from investing activities:
Acquisition of property and equipment	(1,081,810)	(751,843)
Purchase of licenses	(52,466)	(22,208)
Equity investment in unconsolidated subsidiary	72,980	33,528
Investment in note receivable	(1,001,934)	--
Principal receipts on note receivable	162,685	--

Net cash used in investing activities	(1,900,545)	(740,523)

Cash flows from financing activities:
Repayment on revolving debt, net	478,852	472,621
Principal payments on long-term debt and capital lease obligations	(796,652)	(156,199)
Cash paid for deferred financing costs	(295,052)	--
Purchase of treasury stock	(215,327)	(467,700)
Proceeds from issuance of common stock, net	117,847	38,805

Net cash used in financing activities	(710,332)	(112,473)

Net (decrease) increase in cash and cash equivalents	(871,757)	1,340,934
Beginning cash and cash equivalents	4,540,278	3,199,344

Cash and cash equivalents, end of year	$3,668,521	$4,540,278

See accompanying notes to consolidated financial statements.

45

PHC, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended June 30,

	2011	2010
Supplemental cash flow information:

Cash paid during the period for:
Interest	$164,141	$180,048
Income taxes	1,248,147	864,525

Supplemental disclosure of non-cash financing and
investing transactions:

Conversion of Class B to Class A common stock	$13	$59
Accrued and unpaid deferred financing costs	211,922	--

See accompanying notes to consolidated financial statements.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and business segments:

        PHC, Inc. and subsidiaries,  (“PHC” or the “Company”) is incorporated in the Commonwealth of Massachusetts.  The Company is a national healthcare company which operates subsidiaries specializing in behavioral health services including the treatment of substance abuse, which includes alcohol and drug dependency and related disorders and the provision of psychiatric services.  The Company also operates help lines for employee assistance programs, call centers for state and local programs and provides management, administrative and online behavioral health services.  The Company primarily operates under three business segments:

(1)
Behavioral health treatment services, including two substance abuse treatment facilities:  Highland Ridge Hospital, located in Salt Lake City, Utah, which also treats psychiatric patients, Mount Regis Center, located in Salem, Virginia and Renaissance Recovery and eleven psychiatric treatment locations which include Harbor Oaks Hospital, a 71-bed psychiatric hospital located in New Baltimore, Michigan, Detroit Behavioral Institute, a 66-bed residential facility in Detroit, Michigan, a 55-bed psychiatric hospital in Las Vegas, Nevada and eight outpatient behavioral health locations (one in New Baltimore, Michigan operating in conjunction with Harbor Oaks Hospital, three in Las Vegas, Nevada as Harmony Healthcare, three locations operating as Pioneer Counseling Center in the Detroit, Michigan metropolitan area) and one location in Pennsylvania operating as Wellplace;

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

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  In January 2007, the Company purchased a 15.24% membership interest in the Seven Hills Psych Center, LLC, the entity that is the landlord of the Seven Hills Hospital subsidiary.  In March 2008, the Company, through its subsidiary PHC of Nevada, Inc., purchased a 25% membership interest in Behavioral Health Partners, LLC, the entity that is the landlord of a new outpatient location for Harmony Healthcare.  These investments are accounted for under the equity method of accounting and are included in other assets on the accompanying consolidated balance sheets.  (Note F)

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and accounts receivable:

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

Medicare reimbursements are based on established rates depending on the level of care provided and are adjusted prospectively.  Effective for fiscal years beginning after January 1, 2005, the prospective payment system (“PPS”) was brought into effect for all psychiatric services paid through the Medicare program.  The new system changed the TEFRA-based (Tax Equity and Fiscal Responsibility Act of 1982) system to the new variable per diem-based system.  The new rates are based on a statistical model that relates per diem resource use for beneficiaries to patient and facility characteristics available from “Center for Medicare and Medicaid Services” (“CMS’s”), administrative data base (cost reports and claims data).  Patient-specific characteristics include, but are not limited to, principal diagnoses, comorbid conditions, and age.  Facility specific variables include an area wage index, rural setting, and the extent of teaching activity.  This change was phased in over three fiscal years with a percentage of payments being made at the old rates and a percentage at the new rates.  The Company has been operating fully under PPS since fiscal 2009.

Although Medicare reimbursement rates are based 100% on PPS, the Company will continue to file cost reports annually as required by Medicare to determine ongoing rates and recoup any adjustments for Medicare bad debt.  These cost reports are routinely audited on an annual basis.  The Company believes that adequate provision has been made in the financial statements for any adjustments that might result from the outcome of Medicare audits.  Approximately 27% of the Company’s total revenue is derived from Medicare and Medicaid payors for each of the years ended June 30, 2011 and 2010.  Differences between the amounts provided and subsequent settlements are recorded in operations in the year of the settlement.  To date, settlement adjustments have not been material.

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
June 30, 2011

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
Charity care amounted to approximately $231,000 and $305,000 for the years ended June 30, 2011 and 2010, respectively.  Patient care revenue is presented net of charity care in the accompanying consolidated statements of income.

The Company had accounts receivable from Medicaid and Medicare of approximately $3,447,240 at June 30, 2011 and $2,333,300 at June 30, 2010.  Included in accounts receivable is approximately $1,212,460 and $1,255,000 in unbilled receivables at June 30, 2011 and 2010, respectively.

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
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reliance on key clients:

The Company relies on contracts with more than ten clients to maintain patient census at its inpatient facilities and patients for our outpatient operations and our employee assistance programs.  The loss of any of such contracts would impact the Company’s ability to meet its fixed costs.  The Company has entered into relationships with large employers, health care institutions, insurance companies and labor unions to provide treatment for psychiatric disorders, chemical dependency and substance abuse in conjunction with employer sponsored employee assistance programs.  The employees of such institutions may be referred to the Company for treatment, the cost of which is reimbursed on a per diem or per capita basis.  Approximately 20% of the Company’s total revenue is derived from these clients for all periods presented.  No one of these large employers, health care institutions or labor unions individually accounts for 10% or more of the Company’s consolidated revenues, but the loss of any of these clients would require the Company to expend considerable effort to replace patient referrals and would result in revenue and attendant losses.

Cash equivalents:

Cash equivalents include short-term highly liquid investments with original maturities of less than three months.

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

Other assets:

Other assets consists of deposits, deferred expenses advances, investment in Seven Hills LLC, investment in Behavioral Health Partners, LLC, software license fees, and acquired software which is being amortized over three to seven years based on its estimated useful life.

Long-lived assets:

The Company reviews the carrying values of its long-lived assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.  The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2011.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements:

Accounting Standards Codification (“ASC”) 820-10-65, “Fair Value Measurements and Disclosures”, defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820-10-65 defines fair value based upon an exit price model.  ASC 820-10-65 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

  The Company had money market funds stated at fair market value, of $516,573 and $2,504,047 at June 30, 2011 and 2010, respectively, that were measured using Level 1 inputs.

Basic and diluted income per share:

Income per share is computed by dividing the income applicable to common shareholders by the weighted average number of shares of both classes of common stock outstanding for each fiscal year.  Class B Common Stock has additional voting rights.  All dilutive common stock equivalents have been included in the calculation of diluted earnings per share for the fiscal years ended June 30, 2011 and 2010 using the treasury stock method.

The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

	Years Ended June 30,
	2011	2010
Weighted average shares outstanding – basic	19,504,943	19,813,783
Employee stock options and warrants	282,518	101,171

Weighted average shares outstanding – fully diluted	19,787,461	19,914,954

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes securities outstanding as of June 30, 2011 and 2010, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

	Years Ended June 30,
	2011	2010
Employee stock options	502,250	921,500
Warrants	363,000	343,000
Total	865,250	1,264,500

The Company repurchased 173,495 and 414,057 shares of its Class A Common Stock during fiscal 2011 and 2010, respectively.

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

Under the provisions of ASC 718, the Company recorded $164,916 and $221,404 of stock-based compensation in its consolidated statements of income for the years ended June 30, 2011 and 2010, respectively, which is included in administrative expenses as follows:

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation: (continued)
	Year ended	Year ended
	June 30, 2011	June 30, 2010

Directors fees	$75,845	$63,870
Employee compensation	89,071	157,534

Total	$164,916	$221,404

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The weighted-average grant date fair values of the options granted under the stock option plans of $1.15 and $0.63 for the years ended June 30, 2011 and 2010, respectively, were calculated using the following weighted-average assumptions:

	Year ended June 30,
	2011	2010

Risk free interest rate	2.50%	2.30% - 3.48%
Expected dividend yield	--	--
Expected lives	5 - 10 years	5 - 10 years
Expected volatility	61.61% - 72.06%	60.66% - 61.63%

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

In August 2010, 7,679 shares of common stock were issued under the employee stock purchase plan.  The Company recorded stock-based compensation expense of $1,304.  In March 2011, 6,402 shares of common stock were issued under the employee stock purchase plan.  The Company recorded stock-based compensation expense of $1,216.

As of June 30, 2011, there was $168,117 in unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under existing stock option plans.  This cost is expected to be recognized over the next three years.

Advertising Expenses:

Advertising costs are expensed when incurred.  Advertising expenses for the years ended June 30, 2011 and 2010 were $167,549 and $136,183, respectively.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events:

The Company has evaluated material subsequent events through the date of issuance of this report and we have included all such disclosures in the accompanying footnotes. (See Note P).

Reclassifications:

Certain June 30, 2010 balance sheet amounts have been reclassified to be consistent with the June 30, 2011 presentation, which affect certain balance sheet classifications only.

Recent accounting pronouncements:

Recently Adopted Standards

In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, or ASU 2010-13. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone, and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE A – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by Topic 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statements.

 In July 2011, the FASB issued ASU 2011-07, Healthcare Entities (topic 954), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. The Company is currently assessing the potential impact the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE B – NOTE RECEIVABLE

On November 13, 2010, the Company, through its subsidiary, Detroit Behavioral Institute, Inc., d/b/a Capstone Academy, a wholly owned subsidiary of the Company (“Capstone Academy”), purchased the rights under certain identified notes (the “Notes”) held by Bank of America and secured by the property leased by Capstone Academy for $1,250,000.  The Notes were in default at the time of the purchase and the Company has initiated foreclosure proceedings in the courts.  The Notes were purchased using cash flow from operations.  The Company has recorded the value of the Notes in other receivables, current of $1,124,240, in the accompanying consolidated financial statements.  The Company believes the value of the Notes are fully recoverable based on the current value of the property securing the Notes.

NOTE C – OTHER EXPENSE

During the current fiscal year, the Company identified a failure with respect to prior year Average Deferral Percentage ("ADP") and Actual Contribution Percentage ("ACP") testing in the 401(k) plan.  The Company does not consider this to be a material operational failure and is correcting by filing under the IRS' Employee Plans Compliance Resolution Program (Rev Proc 2008-50), with the assistance of counsel.  During the fiscal year 2011, the Company determined that approximately $185,000 will be the non-voluntary contribution to the 401(k) plan required by the IRS in connection with this compliance failure and recorded this expense as other expense in the accompanying consolidated statements of income.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following:

	As of June 30,
	2011	2010

Land	$69,259	$69,259
Buildings	1,136,963	1,136,963
Furniture and equipment	4,285,785	3,913,670
Motor vehicles	173,492	152,964
Leasehold improvements	5,020,183	4,332,770
	10,685,682	9,605,626
Less accumulated depreciation and amortization	5,972,550	5,078,250
Property and equipment, net	$4,713,132	$4,527,376

Total depreciation and amortization expenses related to property and equipment were $895,650 and $907,746 for the fiscal years ended June 30, 2011 and 2010, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS:

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

PHC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED):

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

The Company’s goodwill of $969,098 relating to the treatment services reporting unit of the Company was evaluated under ASC 350 as of June 30, 2011.  As a result of the evaluation, the Company determined that no impairment exists related to the goodwill associated with the treatment services reporting unit. The Company will continue to test goodwill for impairment, at least annually, in accordance with the guidelines of ASC 350.  There were no changes to the goodwill balance during fiscal 2011 or 2010.

NOTE F - OTHER ASSETS

Included in other assets are investments in unconsolidated subsidiaries.  As of June 30, 2011, this includes the Company’s investment in Seven Hills Psych Center, LLC of $302,244 (this LLC holds the assets of the Seven Hills Hospital which is being leased by a subsidiary of the Company) and the Company’s investment in Behavioral Health Partners, LLC, of $687,972 (this LLC holds the assets of an out-patient clinic which is being leased by PHC of Nevada, Inc, the Company’s outpatient operations in Las Vegas, Nevada).

The following table lists amounts included in other assets, net of any accumulated amortization:

Description	As of June 30,
	2011	2010
Software development & license fees	$790,225	$947,358
Investment in unconsolidated subsidiary	990,216	1,037,331
Deposits and other assets	188,221	200,060

Total	$1,968,662	$2,184,749

Total accumulated amortization of software license fees was $1,016,291 and $806,962 as of June 30, 2011 and 2010, respectively.  Total amortization expense related to software license fees was $209,599 and $248,823 for the fiscal years ended June 30, 2011 and 2010, respectively.

The following is a summary of expected amortization expense of software licensure fees for the succeeding fiscal years and thereafter as of June 30, 2011:

Year Ending
June 30,	Amount
2012	$183,943
2013	172,389
2014	169,327
2015	48,274
2016	2,322
Thereafter	213,970
$790,225

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE G – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt is summarized as follows:	As of June 30,
	2011	2010
Term mortgage note payable with monthly principal installments of $50,000 beginning July 1, 2007 increasing to $62,500 July 1, 2009 until the loan terminates. The note bears interest at prime (3.25% at June 30, 2011) plus 0.75% but not less than 6.25% and is collateralized by all of the assets of the Company and its material subsidiaries.	$297,500	$935,000
Mortgage note due in monthly installments of $4,850 including interest at 9% through July 1, 2012, when the remaining principal balance is payable, collateralized by a first mortgage on the PHC of Virginia, Inc, Mount Regis Center facility	107,283	153,526
Total	404,783	1,088,526
Less current maturities	348,081	796,244
Long-term portion	$56,702	$292,282

Maturities of notes payable and long-term debt are as follows as of June 30, 2011:

Year Ending
June 30,	Amount
2012	$348,081
2013	56,702
$404,783

The Company’s amended revolving credit note allows the Company to borrow a maximum of $3,500,000.  The outstanding balance on this note was $1,814,877 and $1,336,025 at June 30, 2011 and 2010, respectively.  This agreement was amended on June 13, 2007 to modify the terms of the agreement.  Advances are available based on a percentage of accounts receivable and the payment of principal is payable upon receipt of proceeds of the accounts receivable.  Interest is payable monthly at prime (3.25% at June 30, 2011) plus 0.25%, but not less than 4.75%.  The average interest rate paid during the fiscal year ended June 30, 2011 was 7.56%, which includes the amortization of deferred financing costs related to the initial financing.  The amended term of the agreement is for two years, renewable for two additional one year terms.  The Agreement was automatically renewed June 13, 2010 to effect the term through June 13, 2011.  This agreement was not renewed.  On July 1, 2011, in connection with the Company’s purchase of MeadowWood Behavioral Health (See Note P), all of the Company’s outstanding long-term debt and revolving credit facility were repaid.  The revolving credit note is collateralized by substantially all of the assets of the Company’s subsidiaries and guaranteed by PHC.

As of June 30, 2011, the Company was in compliance with all of its financial covenants under the revolving line of credit note.  These covenants include only a debt coverage ratio and a minimum EBITDA.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE H - CAPITAL LEASE OBLIGATION

At June 30, 2011, the Company was obligated under various capital leases for equipment providing for aggregate monthly payments of approximately $7,157 and terms expiring through June 2014.

The carrying value of assets under capital leases included in property and equipment and other assets are as follows:

	June 30,
	2011	2010

Equipment and software	$321,348	$338,936
Less accumulated amortization and depreciation	(183,627)	(153,774)
	$137,721	$185,162

Amortization and depreciation expense related to these assets for the years ended June 30, 2011 and 2010 was $45,906 and $48,977 respectively.

The remaining balance of the Company’s obligations under capital lease of $19,558 is due in fiscal 2012.

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other long-term liabilities consist of the following:
	June 30,
	2011	2010

Accrued contract expenses	$702,054	$503,636
Accrued legal and accounting	1,127,623	313,313
Accrued operating expenses	1,251,601	806,491
Total	3,081,278	1,623,440
Less long-term accrued expenses	843,296	582,953
Accrued expenses current	$2,237,982	$1,040,487

Other long-term liabilities includes the long-term portion of rent obligations associated with the Company’s leases at certain locations.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE J - INCOME TAXES

The Company has the following deferred tax assets included in the accompanying balance sheets:

	Years Ended June 30,
	2011	2010
Deferred tax asset:
Stock based compensation	$37,800	$33,382
Allowance for doubtful accounts	1,918,939	1,140,871
Transaction costs	193,791	--
Depreciation	24,827	446,825
Difference between book and tax bases of
intangible assets	391,325	855,786
Credits	--	210,186
Operating loss carryforward	--	99,068
Other	496	4,871
Gross deferred tax asset	$2,567,178	$2,790,989
Less valuation allowance	--	(150,103)
Net deferred tax asset	$2,567,178	$2,640,886

These amounts are shown on the accompanying consolidated balance sheets as follows:

	Years Ended June 30,
	2011	2010
Net deferred tax asset:
Current portion	$1,919,435	$1,145,742
Long-term portion	647,743	1,495,144
	$2,567,178	$2,640,886

As of June 30, 2011, the Company believes that all deferred tax assets are more likely than not to be realized.

The components of the income tax provision (benefit) for the years ended June 30, 2011 and 2010 are as follows:

	2011	2010
Current
Federal	$772,611	$313,232
State	561,617	607,775
	1,334,228	921,007
Deferred
Federal	(62,768)	330,222
State	136,476	(145,129)
	73,708	185,093

Income tax provision	$1,407,936	$1,106,100

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE J - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2011 and 2010 is as follows:
	2011	2010
Income tax provision at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	23.16	11.77
Non-deductible expenses	1.93	3.65
Transaction costs	18.77	0.00
Change in valuation allowance	(7.55)	0.35
Prior year refunds	(0.62)	(8.49)
Other, net	1.11	2.49

Effective income tax rate	70.80%	43.77%

During fiscal 2011, the Company incurred approximately $1,607,700 of transaction costs associated with the MeadowWood acquisition and the Acadia merger (See Note P). The Company has disallowed these costs for tax purposes.

The Company adopted certain provisions of ASC 740 “Income Taxes” on July 1, 2007 as it relates to uncertain tax positions.  As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2011, the Company has not recorded any provisions for uncertain tax positions or for accrued interest and penalties related to uncertain tax positions.

Tax years 2006-2010 remain open to examination by the major taxing authorities to which the Company is subject.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company leases office and treatment facilities, furniture and equipment under operating leases expiring on various dates through June 2019.  Rent expense for the years ended June 30, 2011 and 2010 was $3,449,016 and $3,650,278, respectively.  Rent expense includes certain short-term rentals.  Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year as of June 30, 2011 are as follows:

Year Ending
June 30,	Amount

2012	$3,480,838
2013	3,066,926
2014	2,831,549
2015	2,533,014
2016	2,379,368
Thereafter	5,279,168
$19,570,863

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation:

During the current fiscal year, the Michigan Court of Appeals upheld an appeal involving the company and a terminated employee requiring the Company to pay $446,320, which included accrued interest, to the terminated employee to satisfy this judgment.  This amount is shown as a legal settlement expense in the accompanying statements of income for the year ended June 30, 2011.

On June 2, 2011, a putative stockholder class action lawsuit was filed in Massachusetts state court, MAZ Partners LP v. Bruce A. Shear, et al., C.A. No. 11-1041, against the Company, the members of the Company’s board of directors, and Acadia Healthcare Company, Inc. The MAZ Partners complaint asserts that the members of the Company’s board of directors breached their fiduciary duties by causing the Company to enter into the merger agreement and further asserts that Acadia aided and abetted those alleged breaches of fiduciary duty. Specifically, the MAZ Partners complaint alleged that the process by which the merger agreement was entered into was unfair and that the agreement itself is unfair in that, according to the plaintiff, the compensation to be paid to the Company’s Class A shareholders is inadequate, particularly in light of the proposed cash payment to be paid to Class B shareholders and the anticipated pre-closing payment of a dividend to Arcadia shareholders and the anticipated level of debt to be held  by the merged entity. The complaint sought, among other relief, an order enjoining the consummation of the merger and rescinding the merger agreement.

On June 13, 2011, a second lawsuit was filed in federal district court in Massachusetts, Blakeslee v. PHC, Inc., et al., No. 11-cv-11049, making essentially the same allegations against the same defendants. On June 21, 2011, the Company removed the MAZ Partners case to federal court (11-cv-11099). On July 7, 2011, the parties to the MAZ Partners case moved to consolidate that action with the Blakeslee case and asked the court to approve a schedule for discovery and a potential hearing on plaintiff's motion for a preliminary injunction,.

On August 11, 2011, the plaintiffs in the MAZ Partners case filed an amended class action complaint. Like the original complaint, the amended complaint asserts claims of breach of fiduciary duty against the Company, members of the Company’s board of directors, and claims of aiding and abetting those alleged breaches of fiduciary duty against Acadia. The amended complaint alleges that both the merger process and the provisions of the merger are unfair, that the directors and executive officers of the Company have conflicts of interests with regard to the merger, that the dividend to be paid to Acadia shareholders is inappropriate, that a special committee or independent director should have been appointed to represent the interest of the Class A shareholders, that the merger consideration is grossly inadequate and the exchange ratio is unfair, and that the preliminary proxy filed by the Company contains material misstatements and omissions. The amended complaint also seeks, among other things, an order enjoining the consummation of the merger and rescinding the merger agreement.

PHC and Acadia believe that these lawsuits are without merit and intend to defend against them vigorously.  PHC and Acaida have recently filed motions to dismiss in each case.  Regardless of the disposition of the motions to dismiss, PHC and Acadia do not anticipate the outcome to have a material impact on the progress of the merger.

Additionally, the Company is subject to various claims and legal action that arise in the ordinary course of business.  In the opinion of management, the Company is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE L – STOCKHOLDERS’ EQUITY AND STOCK PLANS

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
June 30, 2011

NOTE L – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

Stock Plans

The Company has three active stock plans: a stock option plan, an employee stock purchase plan and a non-employee directors’ stock option plan, and three expired plans, the 1993 Employee and Directors Stock Option plan, the 1995 Non-employee Directors’ stock option plan and the 1995 Employee Stock Purchase Plan.

The stock option plan, dated December 2003 and expiring in December 2013, as amended in October 2007, provides for the issuance of a maximum of 1,900,000 shares of Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees or nonqualified stock options to employees, directors, consultants and others whose efforts are important to the success of the Company.  Subject to the provisions of this plan, the compensation committee of the Board of Directors has the authority to select the optionees and determine the terms of the options including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option will not be less than the market price of the Class A Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock upon exercise of options.  As of June 30, 2011, 1,714,500 options were granted under this plan, of which 754,563 expired leaving 940,063 options available for grant under this plan.

On October 18, 1995, the Board of Directors voted to provide employees who work in excess of 20 hours per week and more than five months per year rights to elect to participate in an Employee Stock Purchase Plan (the “Plan”), which became effective February 1, 1996.  The price per share shall be the lesser of 85% of the average of the bid and ask price on the first day of the plan period or the last day of the plan period to encourage stock ownership by all eligible employees.  The plan was amended on December 19, 2001 and December 19, 2002 to allow for a total of 500,000 shares of Class A Common Stock to be issued under the plan.  Before its expiration on October 18, 2005, 157,034 shares were issued under the plan.  On January 31, 2006 the stockholders approved a replacement Employee Stock Purchase Plan to replace the 1995 plan.  A maximum of 500,000 shares may be issued under the January 2006 plan (the “2006 Plan”).  The new plan is identical to the old plan and expires on January 31, 2016.  As of June 30, 2011, 71,936 shares have been issued under this plan.  During fiscal 2008, the Board of Directors authorized a new offering for a six month contribution term instead of the former one year term.  At June 30, 2011, there were 428,064 shares available for issue under the 2006 Plan.

The non-employee directors’ stock option plan provides for the grant of non-statutory stock options automatically at the time of each annual meeting of the Board.  Under this plan, a maximum of 950,000 shares may be issued.  Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  As of June 30, 2011, a total of 420,000 options were issued under the plan and there were 530,000 options available for grant under this plan.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE L – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following activity in its stock option plans for fiscal 2011 and 2010:
	Number	Weighted-Average
	of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding balance – June 30, 2009	1,544,250	$1.98
Granted	235,000	1.09
Exercised	(2,000)	0.81		$680
Expired	(218,750)	1.70
Outstanding balance – June 30, 2010	1,558,500	1.89
Granted	112,000	1.65
Exercised	(95,000)	1.09		$98,560
Expired	(288,250)	2.32
Outstanding balance – June 30, 2011	1,287,250	1.83	3.83 years	$1,887,125
Exercisable at June 30, 2011	1,034,186	1.96	3.29 years	$1,388,225

Exercisable at June 30, 2010	1,189,372	$2.01	3.02 years	$58,773

In addition to the outstanding options under the Company’s stock plans, the Company has the following warrants outstanding at June 30, 2011:

Date of		Number of	Exercise Price	Expiration
Issuance	Description	Shares	Per Share	Date

06/13/2007	Warrants issued in conjunction with long-term debt
	transaction, $456,880 recorded as deferred financing costs	250,000	$3.09	June 2017
09/01/2007	Warrants issued for consulting services $7,400 charged to professional fees	6,000	$3.50	Sept 2012
10/01/2007	Warrants issued for consulting services $6,268 charged to professional fees	6,000	$3.50	Oct 2012
11/01/2007	Warrants issued for consulting services $6,013 charged to professional fees	6,000	$3.50	Nov 2012
12/01/2007	Warrants issued for consulting services $6,216 charged to professional fees	6,000	$3.50	Dec 2012
01/01/2008	Warrants issued for consulting services $7,048 charged to professional fees	6,000	$3.50	Jan 2013
02/01/2008	Warrants issued for consulting services $5,222 charged to professional fees	6,000	$3.50	Feb 2013
03/01/2008	Warrants issued for consulting services $6,216 charged to professional fees	6,000	$3.50	Mar 2013
04/01/2008	Warrants issued for consulting services $5,931 charged to professional fees	6,000	$3.50	Apr 2013
05/01/2008	Warrants issued for consulting services $6,420 charged to professional fees	6,000	$3.50	May 2013
06/01/2008	Warrants issued for consulting services $6,215 charged to professional fees	6,000	$3.50	June 2013
07/01/2008	Warrants issued for consulting services $5,458 charged to professional fees	6,000	$3.50	Jul 2013
08/01/2008	Warrants issued for consulting services $4,914 charged to professional fees	6,000	$3.50	Aug 2013
09/01/2008	Warrants issued for consulting services $5,776 charged to professional fees	6,000	$3.50	Sep 2013
10/01/2008	Warrants issued for consulting services $2,603 charged to professional fees	3,000	$3.50	Oct 2013
11/01/2008	Warrants issued for consulting services $1,772 charged to professional fees	3,000	$3.50	Nov 2013
12/01/2008	Warrants issued for consulting services $780 charged to professional fees	3,000	$3.50	Dec 2013
01/01/2009	Warrants issued for consulting services $725 charged to professional fees	3,000	$3.50	Jan 2014
02/01/2009	Warrants issued for consulting services $639 charged to professional fees	3,000	$3.50	Feb 2014
08/16/2010	Warrants issued for consulting services $11,626 charged to professional fees	20,000	$1.24	Aug 2013

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE L – STOCK HOLDERS’ EQUITY AND STOCK PLANS (CONTINUED)

The Company had the following warrant activity during fiscal 2011 and 2010:

Outstanding balance – June 30, 2009	343,000
Warrants issued	--
Exercised	--
Expired	--
Outstanding balance – June 30, 2010	343,000
Warrants issued	20,000
Exercised	--
Expired	--
Outstanding balance – June 30, 2011	363,000

During fiscal 2011, the Company issued warrants to purchase 20,000 shares of Class A common stock as part of a consulting agreement for marketing services.  The fair value of these warrants of $11,626 was recorded as professional fees when each warrant was issued as reflected in the table above.  No warrants were issued in fiscal 2010.

During the fiscal year ended June 30, 2011, the Company acquired 173,495 shares of Class A common stock for $215,327 under Board approved plans.

NOTE M - BUSINESS SEGMENT INFORMATION

	Behavioral
	Health
	Treatment	Contract	Administrative
	Services	Services	Services	Eliminations	Total
For the year ended
June 30, 2011
Revenues - external
customers	$57,495,735	$4,512,144	$--	$--	$62,007,879
Revenues–
intersegment	4,175,005	--	5,193,356	(9,368,361)	--
Segment net income
(loss)	7,392,658	915,754	(7,728,407)	--	580,005
Total assets	19,523,739	1,250,903	7,507,348	--	28,281,990
Capital expenditures	852,359	215,089	14,362	--	1,081,810
Depreciation &
amortization	856,220	92,615	156,413	--	1,105,248
Goodwill	969,098	--	--	--	969,098
Interest expense	155,926	--	154,747	--	310,673
Net income (loss) from
equity method
investments	7,340	--	18,524	--	25,864
Equity from equity
method investments	72,980	--	--	--	72,980
Income tax expense	--	--	1,407,936	--	1,407,936

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE M - BUSINESS SEGMENT INFORMATION (CONTINUED)
	Behavioral
	Health
	Treatment	Contract	Administrative
	Services	Services	Services	Eliminations	Total
For the year ended
June 30, 2010
Revenues-external
customers	$49,647,395	$3,429,831	$--	$--	$53,077,226
Revenues–
intersegment	4,002,558	--	4,999,992	(9,002,550)	--
Segment net income
(loss)	6,607,215	465,297	(5,652,850)	--	1,419,662
Total assets	16,214,982	630,558	8,804,430	--	25,649,970
Capital expenditures	630,867	19,128	101,848	--	751,843
Depreciation &
amortization	827,811	79,835	248,923	--	1,156,569
Goodwill	969,098	--	--	--	969,098
Interest expense	161,065	--	165,517	--	326,582
Net income (loss) from
equity method
investments	4,484	--	13,078	--	17,562
Equity from equity
method investments	33,528	--	--	--	33,528
Income tax expense	--	--	1,106,100	--	1,106,100

All revenues from contract services provided for the treatment services segment and treatment services provided to other facilities included in the treatment services segment are eliminated in the consolidation and shown on the table above under the heading “Revenues intersegment”.

NOTE N – QUARTERLY INFORMATION (Unaudited)

The following presents selected quarterly financial data for each of the quarters in the years ended June 30, 2011 and 2010.
2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$15,071,420	$14,631,938	$15,455,635	$16,848,886
Income (loss) from operations	1,236,392	728,522	529,882	(398,473)
Provision for income taxes	557,027	251,270	299,266	300,373
Net income (loss) available to common
shareholders	678,615	502,986	64,525	(666,121)*

Basic net income per common share	$0.03	$0.03	--	($0.03)

Basic weighted average number of
shares outstanding	19,532,095	19,462,818	19,500,873	19,524,104

Fully diluted net income per common
share	$0.03	$0.03	--	($0.03)

Fully diluted weighted average number
of shares outstanding	19,603,138	19,593,689	19,872,067	19,524,104
104 During the quarter ended June 30, 2011, the Company incurred approximately $1,607,700 of transaction costs associated with the MeadowWood acquisition and Acadia merger (See Note P).

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE N – QUARTERLY INFORMATION (Unaudited)

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

NOTE O – EMPLOYEE RETIREMENT PLAN

The PHC 401 (k) RETIREMENT SAVINGS PLAN   (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code (the “code”).  All eligible employees over the age of 21 may begin contributing on the first day of the month following their completion of two full months of employment or any time thereafter.  Eligible employees can make pretax contributions up to the maximum allowable by Code Section 401(k).  The Company may make matching contributions equal to a discretionary percentage of the employee’s salary reductions, to be determined by the Company.  During the years ended June 30, 2011 and 2010 the Company made no matching contributions.

NOTE P – SUBSEQUENT EVENTS

MeadowWood Acquisition

On July 1, 2011, the Company completed the acquisition of MeadowWood Behavioral Health, a behavioral health facility located in New Castle, Delaware (“MeadowWood”) from Universal Health Services, Inc. (the “Seller”) pursuant to the terms of an Asset Purchase Agreement, dated as of March 15, 2011, between the Company and the Seller (the “Purchase Agreement”).  In accordance with the Purchase Agreement, PHC MeadowWood, Inc., a Delaware corporation and subsidiary of the Company (“PHC MeadowWood”) acquired substantially all of the operating assets (other than cash) and assumed certain liabilities associated with MeadowWood.  The purchase price was $21,500,000, and is subject to a working capital adjustment.  At closing, PHC MeadowWood hired Seller’s employees currently employed at MeadowWood and assumed certain obligations with respect to those transferred employees.  Also at closing, PHC MeadowWood and the Seller entered into a transition services agreement to facilitate the transition of the business.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE P – SUBSEQUENT EVENTS (continued)

The consideration will be allocated to assets and liabilities based on their relative fair values as of the closing date of the MeadowWood acquisition.  The purchase price consideration and allocation of purchase price was as follows:

Calculation of allocable purchase price:

Cash purchase price (subject to adjustment)	$21,500,000

Accounts Receivables (net)	$1,796,781
Prepaid expenses and other current assets	97,134
Land	1,420,000
Building and Improvements	7,700,300
Furniture and Equipment	553,763
Licenses	700,000
Goodwill	9,541,046
Accounts Payable	(157,484)
Accrued expenses and other current liabilities	(151,540)
$21,500,000

The allocation of consideration paid for the acquired assets and liabilities of MeadowWood is based on management’s best preliminary estimates.  The actual allocation of the amount of the consideration may differ from that reflected after a third party valuation and these procedures have been finalized.

The following presents the pro forma net income and net income per common share for the years ended June 30, 2011 and 2010 of the Company’s acquisition of MeadowWood assuming the acquisition occurred as of July 1, 2009.

	Year Ended June 30,
	(unaudited)
	2011	2010
Revenues	$76,621,243	$66,820,062
Net income	$1,019,112	$2,104,228
Net income per common share	$0.05	$0.11
Fully diluted weighted average shares outstanding	19,787,461	19,914,954

This unaudited pro forma condensed combined financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the dates indicated and do not purport to be indicative of future position or operating results.

Also on July 1, 2011 (the “Closing Date”), and concurrently with the closing under the Purchase Agreement, the Company and its subsidiaries entered into a Credit Agreement with the lenders party thereto (the “Lenders”), Jefferies Finance LLC, as administrative agent, arranger, book manager, collateral agent, and documentation agent for the Lenders, and as syndication agent and swingline lender, and Jefferies Group, Inc., as issuing bank (the “Credit Agreement”).  The terms of the Credit Agreement provide for (i) a $23,500,000 senior secured term loan facility (the “Term Loan Facility”) and (ii) up to $3,000,000 senior secured revolving credit facility (the “Revolving Credit Facility”), both of which were fully borrowed on the Closing Date in order to finance the MeadowWood purchase, to pay off the Company’s existing loan facility with CapitalSource Finance LLC, for miscellaneous costs, fees and expenses related to the Credit Agreement and the MeadowWood purchase, and for general working capital purposes.

PHC, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011

NOTE P – SUBSEQUENT EVENTS (continued)

The Term Loan Facility and Revolving Credit Facility mature on July 1, 2014, and 0.25% of the principal amount of the Term Loan Facility will be required to be repaid each quarter during the term.  The Company’s current and future subsidiaries are required to jointly and severally guarantee the Company’s obligations under the Credit Agreement, and the Company and its subsidiaries’ obligations under the Credit Agreement are secured by substantially all of their assets.

Acadia Merger

       In addition, on May 23, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acadia Healthcare Company, Inc., a Delaware corporation (“Acadia”), and Acadia Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Acadia (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”).  Upon the completion of the Merger, Acadia stockholders will own approximately 77.5% of the combined company and PHC’s stockholders will own approximately 22.5% of the combined company. The Merger is intended to qualify for federal income tax purposes as a reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended. Acadia operates a network of 19 behavioral health facilities with more than 1,700 beds in 13 states. (For additional information regarding this transaction, please see our report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2011 and our preliminary proxy statement filed with the Securities and Exchange Commission on July 13, 2011).

Subsequent to year end, in connection with the proposed transaction, Acadia filed with the SEC a registration statement that containing the proxy statement concurrently filed by PHC which will constitute an Acadia prospectus.

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

Management conducted an evaluation of the design and operations of our internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of June 30, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company as of the date of the Company’s Annual Report on Form 10-K are as follows:

Name	Age	Position
Bruce A. Shear	56	Director, President and Chief Executive Officer
Robert H. Boswell	63	Senior Vice President
Paula C. Wurts	62	Treasurer, Chief Financial Officer and Clerk
Donald E. Robar (1)(2)(3)	74	Director
Howard W. Phillips	81	Director
William F. Grieco (1)(2)(3)	57	Director
David E. Dangerfield (1)(3)	70	Director
Douglas J. Smith	63	Director

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

The Board of Directors has concluded that based on Mr. Robar’s experience and education in the Behavioral Health field that he should serve as a Director of the Company.

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

WILLIAM F. GRIECO has served as a Director of the Company since February 1997.  Since 2008, Mr. Grieco has served as the Managing Director of Arcadia Strategies, LLC, a legal and business consulting organization servicing healthcare, science and technology companies.  From 2003 to 2008 he served as Senior Vice President and General Counsel of American Science and Engineering, Inc., an x-ray inspection technology company.  From 2001 to 2002, he served as Senior Vice President and General Counsel of IDX Systems Corporation, a healthcare information technology company.  Previously, from 1995 to 1999, he was Senior Vice President and General Counsel for Fresenius Medical Care North America.  Prior to that, Mr. Grieco was a partner at Choate, Hall & Stewart, a general service law firm.  Mr. Grieco received a B.S. from Boston College in 1975, an M.S. in Health Policy and Management from Harvard University in 1978 and a J.D. from Boston College Law School in 1981.  Since May 2011, Mr. Grieco has served as the Lead Independent Director of the Board.  Since February 2011, Mr. Grieco has been a member of the Board of Directors of Echo Therapeutics, Inc., a medical device and specialty pharmaceutical company.

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

DOUGLAS J. SMITH has served as a Director of the Company since March 2010.  Currently retired, he was employed for 41 years with Union Pacific Railroad Company.  He held numerous positions with the Company, the last position being the Assistant Vice President of Labor Relations.  For nine years he was responsible for Employee Assistance and Peer Support Programs.  In addition, Mr. Smith served as a member of the Board of Directors of Union Pacific Railroad Employees Health Systems.  Mr. Smith has a Bachelor of Arts from the University of Wyoming and a Masters of Business Administration from the University of Nebraska at Omaha.

The Board of Directors concluded that based on Mr. Smith’s business expertise and senior management experience that he should serve as a Director of the Company.

None of the Company’s Directors have been involved in any litigation within the last ten years that was or could be considered material to an evaluation of the ability or integrity of the director or director nominee.

Board Leadership Structure

The Board includes a combined role of Chief Executive officer and Chairman of the Board.  This dual role serves to maintain continuity in our strategic direction day-to-day leadership and the performance of the company as the Chief Executive Officer and provides a constant information flow to the Board regarding day-to-day operations and overall performance of the Company.  William Greico serves as the Lead Independent Director.

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

■
Annually, prior to its approval of the annual budget and long-term plan, the Board reviews the potential risks which could negatively impact the proposed budget and plan.  This review includes the types of risks, as well as pessimistic and worst case scenarios should the identified risks be realized.

■	Prior to approving any significant investment or divestiture actions by the Company, the Board reviews a proposal identifying the rationale and risks involved in such action.
■	The Board regularly receives written reports covering environmental, legal, and human resources matters from key management personnel directly and through the CEO.
■
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

Meetings of the Board of Directors

During fiscal 2011, the Board of Directors held a total of eight meetings, four in person and four telephonically,  and took action by written consent two times.  Each director attended all of the meetings of the Board and committees of the Board on which such director served.

Audit Committee

The Board of Directors has appointed an audit committee to assist the Board in the oversight of the financial reports, internal controls, accounting policies and procedures.  The primary responsibilities of the Audit Committee are as follows:


Hire, evaluate and, when appropriate, replace the Company’s independent registered public accounting firm, whose duty it is to audit the books and accounts of the Company and its subsidiaries for the fiscal year in which it is appointed.

	Approve all audit fees in advance of work performed.
	Approve any accounting firm and fees to be charged for taxes or any other non-audit accounting fees.
	Review internal controls over financial reporting with the independent accountant and a designated accounting staff member.
	Review with management and the registered public accounting firm:
o	The independent accountant's audit of and report on the financial statements.
o
The accountant’s qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and financial disclosures and how aggressive (or conservative) the accounting principles and underlying estimates are.

o	Any serious difficulties or disputes with management encountered during the course of the audit.
o	Anything else about the audit procedures or findings that PCAOB requires the accountants to discuss with the committee.
	Consider and review with management and a designated accounting staff member:
o	Any significant findings during the year and management's responses to them.
o	Any difficulties an accounting staff member encountered while conducting audits, including any restrictions on the scope of their work or access to required information.
o	Any changes to the planned scope of management's internal audit plan that the committee thinks advisable.

Review the annual filings with the SEC and other published documents containing the Company's financial statements and consider whether the information in the filings is consistent with the information in the financial statements.

	Review the interim financial reports with management, the independent registered public accounting firm and an accounting staff member.
	Prepare a letter for inclusion in the annual report that describes the committee's composition and responsibilities and how the responsibilities were fulfilled.
	Review the audit committee charter at least annually and modify as needed.

During fiscal 2011, the Audit Committee consisted of Dr. David Dangerfield, Dr. Donald Robar and Mr. William Grieco.  As required by the SEC, all members of the audit committee are “independent” as such term is defined pursuant to applicable SEC rules and regulations and as required under NYSE Amex listing standard Section 121.  Dr. Dangerfield serves as the chairman and is the audit committee financial expert.  The Company reviewed Dr. Dangerfield’s extensive experience managing the budget and operations for large Behavioral Healthcare organizations and determined that this industry experience qualifies him to act as the financial expert in accordance with SEC requirements.  During fiscal 2011, the Audit Committee met five times, one time in person and four times telephonically.  All of the committee members attended the meetings.

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

As a result of their review, the Nominating and Corporate Governance Committee affirmatively determined that as of June 30, 2011 the following Directors have no material relationship with the Company, other than as directors of the Company, and are independent:

Donald E. Robar
William F. Grieco
David E. Dangerfield
Douglas J. Smith

 Compensation Committee

The Board of Directors has appointed the members of the Compensation Committee to review and approve officer’s compensation, formulate bonuses for management and administer the Company’s equity compensation plans.  The Compensation Committee is a chartered committee made up of independent members of the Board of Directors.  During fiscal 2011 the Compensation Committee consisted of Dr. Donald Robar and Mr. William Grieco.  Both members of the Compensation Committee are independent as required under NYSE Amex listing standards.  The Compensation Committee met three times during fiscal 2011, twice telephonically and once in person.  Mr. Shear does not participate in discussions concerning, or vote to approve, his salary.

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

Based on the review of the filings and written representations from the Company’s directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year were filed, however, each of the officers and directors below did not timely file a Form 4 relating to the expiration of stock options on February 16, 2011:

Robert H. Boswell	Howard Phillips

The expiration of the stock options was reported on the Form 4’s filed on April 5, 2011.

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

Objectives of our Executive Compensation Program

Our executive compensation program is designed to achieve the following objectives:
	to attract and retain talented and experienced executives necessary to achieve our strategic objectives in the highly competitive industry in which we compete;
	to motivate and reward executives whose knowledge, skills and performance are critical to our success;
	to align the interest of our executives and stockholders by motivating executives to increase stockholder value by increasing our Company’s long-term profitability;
	to provide a competitive compensation package in which a significant portion of total compensation is determined by Company and individual results and the creation of stockholder value; and,
	to foster a shared commitment among executives by coordinating their Company and individual goals.

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

Bonuses

 Bonuses are based on actual corporate and individual performances compared to targeted performance criteria and various subjective performance criteria.  Targeted financial performance for the Company is set annually by the compensation committee for each fiscal quarter.  In considering bonuses, the Compensation Committee does not rely on a formula that assigns a pre-determined value to each of the criteria, but instead evaluates each executive officer’s contribution in light of all relevant criteria.  Individual performance targets are used less frequently but may include completion of specific projects.  Individual performance targets were set for the fiscal year ended June 30 2011 and were met by one of the named executive officers.

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

Insurance and Other Employee Benefits

We maintain insurance benefits for all employees that include health, dental and life insurance.  The Company bears one hundred percent of the cost of these benefits for the Named Executive Officers.  In addition, the Company provides a company vehicle or an auto allowance, additional supplemental life insurance and other supplemental taxable fringe benefits for the Named Executive Officers.  In addition, the Company provides a disability pool for the Named Executive Officers based on the number of years of service.  The number of days of pay under the disability plan increases incrementally until it reaches a maximum accrual of 730 days.  This disability pool has no cash value and is not payable upon termination of employment.  The Company also provides an Executive Retirement plan, which allows for the use of the accrued disability plan bank to be distributed as an annuity over a four year period at the Named Executive Officer’s retirement providing the minimum term of employment of twenty years of service has been met.  Through the fiscal year ended June 30, 2011, no accrual has been made for this retirement plan as each of the Named Executive Officers have waived their right to the retirement plan based on the Company’s financial position at the time that the plan was approved.

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

		Amount at
Name and position	Multiplier	June 30, 2011

Bruce A. Shear, Chief Executive Officer	2.99	$1,529,951
Robert H. Boswell, Senior Vice President	2.00	461,574
Paula C. Wurts, Chief Financial Officer	2.00	404,127

Changes in Executive Compensation for Fiscal 2011

In July 2010, the Compensation Committee met to discuss the compensation of the Named Executive Officers.  The meeting resulted in a proposal to the Board of Directors to increase the base salary of the Named Executive Officers and change the net earnings targets for the Named Executive officers to earn cash compensation for each quarter of fiscal 2011 and an stock option based compensation plan based on an annual earnings target.  The Board of Directors accepted the proposals of the Committee and salary increases were affected and bonus and compensation targets were set.  One of the Named Executive Officers met the bonus target for the fourth quarter of fiscal 2011.  No other targets were met.

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

Three executive officers of the Company received compensation in the 2011 fiscal year, which exceeded $100,000.  The following table sets forth the compensation paid or accrued by the Company for services rendered to these Named Executive Officers in fiscal year 2011, 2010 and 2009:

Summary Compensation Table
Name and				Options	All Others
Principal Position	Year	Salary	Bonus	Awards (10)	Compensation	Total
		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Bruce A. Shear	2011	$516,650	$49,000	$10,760	$40,656 (1)	$617,066
President and Chief	2010	$468,369	$49,000	$17,199	$22,719 (2)	$557,287
Executive Officer	2009	$453,846	$--	$42,648	$13,685 (3)	$510,179

Robert H. Boswell	2011	$225,200	$27,847	$6,812	$21,713 (4)	$281,572
Senior Vice President	2010	$208,385	$17,000	$14,332	$14,466 (5)	$254,183
	2009	$201,923	$--	$15,284	$14,001 (6)	$231,208

Paula C. Wurts	2011	$194,300	$17,000	$6,812	$16,883(7)	$234,995
Chief Financial Officer,	2010	$179,608	$17,000	$14,332	$13,662 (8)	$224,602
Treasurer and Clerk	2009	$174,039	$--	$15,284	$13,268 (9)	$202,591

*  The Named Executive Officers forfeited 131,250 stock options during the fiscal year ended June 30, 2011 as the current stock price was less than the option exercise price.  For information regarding the assumptions used to value these stock options, see “Note A THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Stock-based compensation” in the financial statements included in this report.

(1)
This amount represents $11,497 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Shear, $13,154 in premiums paid by the Company with respect to life and disability insurance for the benefit of Mr. Shear, $2,955 in personal use of a Company car held by Mr. Shear and $13,050 intrinsic value of stock options exercised by Mr. Shear.

(2)
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

(4)
This amount represents a $6,000 automobile allowance, $9,188 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell and $6,525 intrinsic value of stock options exercised by Mr. Boswell.

(5)	This amount represents a $6,000 automobile allowance and $8,001 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell.

(6)	This amount represents a $6,000 automobile allowance and $8,466 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Mr. Boswell.

(7)
This amount represents a $4,800 automobile allowance, $8,957 contributed by the Company to the Company’s Executive Employee Benefit Plan on behalf of Ms. Wurts, $516 in benefit derived from the purchase of shares through the employee stock purchase plan and $2,610 intrinsic value of stock options exercised by Ms. Wurts.

(8)
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

(10)	These amounts represent the aggregate cost of stock option awards vested during the fiscal year.

COMPENSATION OF DIRECTORS

Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive a $10,000 stipend per year and $2,500 for each Board meeting they attend. The Audit Committee Chairperson receives an annual stipend of $5,000, members of the audit committee receive an annual stipend of $3,000 and compensation committee and nominating/governance committee members receive an annual stipend of $2,000.  In addition, directors of the Company are entitled to receive certain stock option grants under the Company's Non-Employee Director Stock Option Plan (the "Director Plan").  The following table presents director compensation for the fiscal year ended June 30, 2011.

DIRECTOR COMPENSATION
	Fees Earned or		All Other
Name	Paid in Cash	Option Awards	Compensation	Total
	($)	($)	($)	($)
(a)	(b)	(d)(1)	(g)	(h)
Donald Robar	$27,000	$23,432	$55,850(3)	$106,282
William Grieco	$27,000	$23,432	$17,300(3)	$67,732
David Dangerfield	$27,000	$23,432	$--	$50,432
Douglas J. Smith	$15,000	$23,432	$--	$38,432
Howard W. Phillips (3)	$--	$23,432	$30,031	$53,463

(1)	These amounts represent the aggregate grant date fair value of stock option awards granted during the fiscal year.
(2)	Mr. Phillips is an employee of the Company, serving as a Public Relations Specialist. Other than his salary as an employee, he receives no additional compensation as a director.
(3)	These amounts represent the intrinsic value of stock options exercised by the named director.

As of June 30, 2011, each member of the Board of Directors had the following options outstanding:  Donald Robar, 157,500 (125,000 vested); William Grieco, 195,000 (162,500 vested); David Dangerfield, 147,500 (115,000 vested); Howard Phillips, 127,000 (90,000 vested); and, Douglas Smith, 20,000 (5,000 vested).

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, the Compensation Committee consisted of Dr. Donald Robar and Mr. William Grieco, neither of whom was an officer or employee of the Company during the 2011 fiscal year.  Dr. Robar served as the Company’s Treasurer from February 1996 until April 2000.  During the 2011 fiscal year, none of our executive officers served on our Compensation Committee (or equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

OPTION PLANS

Stock Plan

The Board of Directors adopted the Company’s first stock option plan on August 26, 1993.  This stock option plan has expired; however, options to purchase 27,500 shares remain outstanding under the plan.  On September 22, 2003, the Board of Directors adopted the Company’s current stock option plan and the stockholders of the Company approved the plan on December 31, 2003.   The Stock Plan, as amended, provides for the issuance of a maximum of 2,400,000 shares of the Class A Common Stock of the Company pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or restricted stock to employees, directors, consultants and others whose efforts are important to the success of the Company.

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

During the fiscal year ended June 30, 2011, the Company issued additional options to purchase 53,100 shares of Class A Common Stock under the 2003 Stock Plan at a price per share ranging from $1.49 to $2.60.  Generally, options are exercisable upon grant for 25% of the shares covered with an additional 25% becoming exercisable on each of the first three anniversaries of the date of grant.

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

 A total of 157,034 shares of Class A Common Stock were issued under the 1995 plan before its expiration and 71,936 shares have been issued under the 2005 plan.  A total of 14,081 shares were issued in the two offerings during the fiscal year ended June 30, 2011.  Future offerings have not yet been approved.

Non-Employee Director Stock Option Plan

The non-employee directors’ stock option plan provides for the grant of nonstatutory stock options automatically at the time of each annual meeting of the Board.  This plan expired in August 2005.  Before its expiration, options to purchase 145,500 shares were granted under the plan.  In January 2005, the shareholders voted to approve a new non-employee directors’ stock plan.  The new plan is identical to the plan it replaced.  Under the new plan a maximum of 350,000 shares may be issued.  On January 31, 2006, this plan was amended to increase the number of options issued to each outside director each year from 10,000 options to 20,000 options.  The plan was further amended in December 2010 to increase the number of options available under the plan to 950,000.  Each outside director is granted an option to purchase 20,000 shares of Class A Common Stock annually at fair market value on the date of grant, vesting 25% immediately and 25% on each of the first three anniversaries of the grant and expiring ten years from the grant date.  The new plan will expire in January 2015, ten years from the date of shareholder approval.  As of June 30, 2011, 420,000 options have been issued under the plan.

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

Options Exercised

During the fiscal year ended June 30, 2011, a total of 95,000 options were exercised under the plans at option prices ranging from $0.22 to $2.28.

There were no options granted to the Named Executive Officers during fiscal 2011.

The following table provides information about options outstanding, held by the Named Executive Officers at the end of fiscal 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option		Option
	Unexercised	Unexercised	Exercise		Expiration
Name	Options	Options	Price		Date
	(#)	(#)	($)
	Exercisable	Unexercisable
(a)	(b)	(c)	(e)		(f)
Bruce A. Shear	15,000 15,000 20,000 20,000 50,000 15,000 7,500 7,500	-- -- -- -- -- 5,000 (1) 7,500 (2) 7,500 (2)	$ $ $ $ $ $ $ $	2.06 2.95 2.90 2.75 1.25 1.20 1.08 1.08	10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014 12/14/2014 12/14/2014
Robert H. Boswell	7,500 7,500 10,000 10,000 15,000 7,500 12,500	-- -- -- -- -- 2,500 (1) 12,500 (2)	$ $ $ $ $ $ $	2.95 2.06 2.90 2.75 1.25 1.20 1.08	10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014 12/14/2014
Paula C. Wurts	7,500 7,500 10,000 10,000 15,000 7,500 12,500	-- -- -- -- -- 2,500(1) 12,500 (2)	$ $ $ $ $ $ $	2.95 2.06 2.90 2.75 1.25 1.20 1.08	10/14/2012 10/31/2012 11/14/2012 02/18/2013 11/28/2013 06/15/2014 12/14/2014

(1)	The additional 10,000 unvested options will vest in full on 6/15/2012.
(2)	The additional 40,000 unvested options will vest 20,000 on 12/14/2011; and, 20,000 on 12/14/2012.

OPTIONS EXERCISED AND STOCK VESTED

The following table provides information about options exercised, held by the Named Executive Officers during the fiscal year ended June 30, 2011.
	Option Awards
	Number of	Value
	Shares	Realized on
Name	Acquired on Exercise	Exercise
	(#)	($)
(a)	(b)	(c)

Bruce A. Shear	15,000	$13,050

Robert H. Boswell	7,500	6,525

Paula C. Wurts	3,000	2,610

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of shares of the Company’s Class A Common Stock and Class B Common Stock (the only classes of common stock of the Company currently outstanding) as of July 16, 2011 by each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, each director of the Company, each of the Named Executive Officers and all directors and officers of the Company as a group.  Shares of common stock subject to stock options vesting on or before September 15, 2011 (within 60 days of July 16, 2011) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.  Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  In preparing the following table, the Company has relied on the information furnished by the persons listed below:

Beneficial Owners 5%
	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Ownership (11)	Class
Class A Common Stock	Marathon Capital Mgmt, LLC 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	2,022,700	10.4%
	Camden Partners Capital Management LLC 500 East Pratt Street, Suite 1200 Baltimore, MD 21202	1,365,428	6.9%
	RENN Capital Group 8080 N. Central Expy, Suite 210 LB 59 Dallas, TX 75206	1,049,900	5.5%

Beneficial Ownership of Named Executive Officers and Directors
		Amount and Nature	Percent of
Title of Class	Name of Beneficial Owner	of Beneficial Ownership(11)	Class
Class A Common Stock	Bruce A. Shear	764,755(1)	4.0%
	Robert H. Boswell	276,682(2)	1.5%
	Paula C. Wurts	225,816(3)	1.2%
	Howard W. Phillips	243,750(4)	1.3%
	Donald E. Robar	229,167(5)	1.2%
	William F. Grieco	324,500(6)	1.7%
	David E. Dangerfield	144,940(7)	*
	Douglas J. Smith	5,000(8)	*
	All Directors and Officers as a Group	2,214,610(9)	11.3%
	(8 persons)
Class B Common Stock (10)	Bruce A. Shear	721,357	93.2%
	All Directors and Officers as a Group	721,357	93.2%
	(8 persons)

1.	Includes 150,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.08 to $2.95 per share.
2.	Includes 70,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options at an exercise price range of $1.08 to $2.95 per share.
3.	Includes 70,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.08 to $2.95 per share.
4.	Includes 90,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $1.08 to $3.18 per share.
5.	Includes 125,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options having an exercise price range of $1.08 to $3.18 per share.
6.	Includes 162,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $.55 to $3.18 per share.
7.	Includes 115,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price range of $1.08 to $3.18 per share.
8.	Includes 5,000 shares of Class A Common Stock issuable pursuant to currently exercisable stock options, having an exercise price of $1.65 per share.
9.
Includes an aggregate of 787,500 shares of Class A Common Stock issuable pursuant to currently exercisable stock options.  Of those options, 80,000 have an exercise price of $3.18 per share, 30,000 have an exercise price of $2.95 per share, 40,000 have an exercise price of $2.90 per share, 80,000 have an exercise price of $2.84 per share, 30,000 have an exercise price of $2.83 per share, 40,000 have an exercise price of $2.75 per share, 60,000 have an exercise price of $2.11 per share, 30,000 have an exercise price of $2.06 per share, 25,000 have an exercise price of $1.65 per share, 60,000 have an exercise price of $1.50 per share, 30,000 have an exercise price of $1.48 per share, 20,000 have an exercise price of $1.33 per share, 80,000 have an exercise price of $1.25 per share, 60,000 have an exercise price of $1.20 per share, 85,000 have an exercise price of $1.08 per share, 10,000 have an exercise price of $.75 per share, 10,000 have an exercise price of $.74 per share and 17,500 have an exercise price of $.55 per share.

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

By virtue of the fact that Mr. Shear owns 93% of the Class B Common Stock and the holders of Class B Common Stock have the right to elect all of the directors except the two directors elected by the holders of Class A Common Stock, Mr. Shear has the right to elect the majority of the members of the Board of Directors and may be deemed to be in control of the Company.

Based on the number of shares listed under the column headed “Amount and Nature of Beneficial Ownership,” the following persons or groups held the following percentages of voting rights for all shares of common stock combined as of September 15, 2011:

Bruce A. Shear	19.19%
All Directors and Officers as a Group (8 persons)	24.85%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS as of JUNE 30, 2011

	(a)	(b)	( c)
			Number of
			Securities
			Remaining
			available for
			future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	Compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
PLAN	warrants and rights	and rights	in column (a))

1993 Option plan	27,500	$0.62	--
2003 Option plan	819,750	$1.82	1,440,063
2006 Employee stock purchase plan	--	$0.00	428,064
1995 Director plan	30,000	$1.13	--
2005 Director plan	410,000	$2.00	530,000

Total Shares and Options authorized	1,287,250	$1.84	2,398,127
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

    See Item 10.  Directors and Executive Officers of the Registrant-Nominating and Corporate Goverance Committee with respect to the identification of the independent directors.

Item 14.  Principal Accountant Fees and Services

      INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table presents fees for professional audit services rendered for the Company’s annual financial statements and quarterly review services and other related services for the fiscal years ended June 30, 2011 and 2010:

	2011	2010
BDO USA, LLP
Audit fees:	$394,600	$394,908
Audit related fees:	12,000	--
Tax services*	51,700	30,000
All other fees	105,925	--
Total fees	$564,225	$424,908

* In addition to the above, firms other than the Company’s registered public accounting firm provide tax and other accounting services.

The amounts listed as “Audit fees” in the above table refers to fees directly related to the annual audit, quarterly reviews of financial statements and auditor consents and the amounts listed as “Audit related fees” refers to 401(k) audits.

The amounts listed as tax fees include fees billed for professional services for tax compliance.

All other services represent fees billed for due diligence in connection with the Company’s potential merger transaction.

The Company’s Audit Committee considered the non-audit services rendered by the Company’s independent registered public accounting firms during the two fiscal years presented and determined that such services were compatible with the firm’s independence.  Other fees listed above were primarily provided for services related to the pending merger transaction.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1)	Consolidated Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm	40
Consolidated balance sheets	41
Consolidated statements of operations	42
Consolidated statements of changes in stockholders’ equity	43-44
Consolidated statements of cash flows	45-46
Notes to consolidated financial statements	47-70

2)	Financial Statement Schedules: All schedules are included in the consolidated financial statements and footnotes thereto.
(b)	Exhibits

Exhibit No.	Description

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

4.2
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

**10.2
The Company’s 1993 Stock Purchase and Option Plan, as amended December 2002.  (Filed as exhibit 10.23 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on January 8, 2003 and hereby incorporated by reference.  Commission file number 333-102402).

**10.3
The Company’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002.  (Filed as exhibit 10.24 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on January 8, 2003 and hereby incorporated by reference.  Commission file number 333-102402).

Exhibit No.	Description

**10.4
The Company’s 1995 Employee Stock Purchase Plan, as amended December 2002.  (Filed as exhibit 10.25 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on January 8, 2003 and hereby incorporated by reference.  Commission file number 333-102402).

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

**10.12
The Company's 2004 Non-Employee Director Stock Option Plan.  (Filed as exhibit 10.42 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on April 5, 2005 and hereby incorporated by reference.  Commission file number 333-123842).

**10.13
The Company's 2005 Employee Stock Purchase Plan.  (Filed as exhibit 10.29 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2008 and hereby incorporated by reference.  Commission file number 333-149579).

**10.14
The Company's 2003 Stock Purchase and Option Plan, as amended December 2007.  (Filed as exhibit 10.30 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2008 and hereby incorporated by reference.  Commission file number 333-149579).

10.15
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

10.16
Loan Sale Agreement by and between Bank of America, N.A. and Detroit Behavioral Institute, Inc. (Filed as exhibit 10.30 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on February 14 2011 and hereby incorporated by reference.  Commission file number 1-33323).

10.17
Asset Purchase Agreement between Universal Health Services, Inc. and PHC, Inc. dated as of March 15, 2011.  (Filed as exhibit 10.31 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and hereby incorporated by reference.  Commission file number 1-33323).

*10.18	Credit Agreement by and between PHC, Inc., as Borrower, and all its subsidiaries as Guarantors and Jefferies Finance LLC and Jefferies Group, Inc., dated July 1, 2011.
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

PHC, INC.

Date: August 18 , 2011	By: /s/ BRUCE A. SHEAR
Bruce A. Shear, President
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ BRUCE A. SHEAR	President, Chief	August 18, 2011
Bruce A. Shear	Executive Officer and
Director (principal
executive officer)

/s/ PAULA C. WURTS	Chief Financial Officer	August 18, 2011
Paula C. Wurts	Treasurer and Clerk
(principal financial
and accounting officer)

/s/ DONALD E. ROBAR	Director	August 18, 2011
Donald E. Robar

/s/ HOWARD W. PHILLIPS	Director	August 18, 2011
Howard W. Phillips

/s/ WILLIAM F. GRIECO	Director	August 18, 2011
William F. Grieco

/s/ DAVID E. DANGERFIELD	Director	August 18, 2011
David E. Dangerfield

/s/ DOUGLAS J. SMITH	Director	August 18, 2011
Douglas J. Smith